Form 10-Q
period 1996-03-31
RELIV INTERNATIONAL INC
filed 1996-05-10
CIK 768710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996

                          Commission File No. 1-11768


                           RELIV' INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


      Illinois                                              37-1172197
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)


             136 Chesterfield Industrial Boulevard, P.O. Box 405,
                         Chesterfield, Missouri 63006
              (Address of principal executive offices) (Zip Code)


                                 (314) 537-9715
              (Registrant's telephone number, including area code)



     Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK 9,268,020 outstanding Shares as of March 31, 1996

PART I. FINANCIAL INFORMATION
        ---------------------

  ITEM 1. FINANCIAL STATEMENTS
          --------------------

  The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

     1. Interim Balance Sheet as of March 31, 1996 and Balance Sheet as of December 31, 1995.

     2. Interim Statements of Operations for the three-month periods ending March 31, 1996 and March 31, 1995.

     3. Interim Statements of Cash Flows for the three month periods ending March 31, 1996 and March 31, 1995.

  The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATION
          ------------------------

  1. Financial Condition
     -------------------

  The current assets of the Company increased during the first quarter 1996, to $6,155,000 from $5,499,000 as of December 31, 1995. Cash and cash equivalents increased $262,000 as of March 31, 1996, due to the first quarter 1996 financial results which produced income before taxes of $438,000. Accounts receivable increased to $897,000 at March 31, 1996, from $659,000 at December 31, 1995 as a result of an increase in sales of the Company's contract packaging services, which are generally paid on 30-day terms (see "Results of Operations"). Inventories increased slightly to $2,665,000 from $2,513,000 at December 31, 1995, as increased sales volumes in the United States required greater finished goods levels. In addition, the Company increased raw material and packaging inventories as it prepared to manufacture products for its international subsidiaries. The Company had utilized contract manufacturers for much of its international production since its facility was flooded in July, 1993.

  Property, plant and equipment increased $374,000 during the first quarter 1996, due to acquisition of manufacturing equipment as the Company expanded its capabilities to meet the needs of its contract packaging customers.

  Current liabilities increased to $3,825,000 at March 31, 1996, from $3,352,000 at December 31, 1995. Trade accounts payable decreased $229,000 as the Company utilized proceeds from a loan agreement entered into in January, 1996, to pay for the purchase of manufacturing equipment, which was recorded as a payable at December 31, 1995. Distributor commissions payable increased $366,000 as a result of increased sales volume in March, 1996, as compared to December, 1995. As a result of increased net income in the first quarter 1996, income taxes payable increased to $317,000 as of March 31, 1996, from $138,000 as of December 31, 1995.

  Short-term debt and current maturities of long-term debt and capital lease obligations increased to $363,000 at March 31, 1996, from $210,000 at December 31, 1995, and long-term debt increased to $1,691,000 from $1,417,000. The increase is primarily a result of a $950,000 term loan, the proceeds of which were used to retire $423,000 outstanding of a $500,000 term loan, $163,000 outstanding on a line of credit and $364,000 to purchase manufacturing equipment as stated above. The Company also entered into operating lines of credit totaling $1,500,000 that replaced a $500,000 line of credit. The Company had utilized $100,000 of these lines of credit at March 31, 1996.

  The Company's working capital balance has improved by $183,000 since December 31, 1995. However, the current ratio has declined slightly from 1.64 as of year end to 1.61 as of March 31, 1996. The decline is due to the higher commissions payable (discussed above) and the additional debt incurred by the Company in the first quarter.

  The Company anticipates that its cash, working capital balance and existing credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.


  2. Result of Operations
     --------------------

  The Company had a net profit of $278,000 for the quarter ended March 31, 1996, compared to a net profit of $510,000 for the same period in 1995. Net sales for the period increased to $9,304,000 from $8,512,000 in 1995. Net sales in 1996 comprised of $8,535,000 in network marketing sales and $769,000 in contract packaging services. Net sales in first quarter 1995, consisted solely of network marketing sales.

  In the fourth quarter 1995, the Company began providing contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. The net sales in the first quarter 1996, of $769,000 from this business segment was a substantial increase as compared to $204,000 in the fourth quarter 1995, and $279,000 as a total for 1995. Due to start-up expenses and inefficiencies caused by the rapid increase in contract packing services, net profit was substantially hindered. Direct cost of contract packaging services sold was 108% of revenue. The Company also experienced related increases in general and administrative expenses. The Company increased efficiency during the quarter and anticipates improved margins.

  Net sales from network marketing activities increased slightly to $8,535,000 in the first quarter of 1996, from $8,511,000 in the same period of 1995. In the first quarter 1996, net sales in the United States were $6,980,000 compared to $6,170,000 in 1995, but reductions in net sales in Australia and New Zealand offset the United States increase. Australia and New Zealand sales have been affected by decreased momentum due to delays in new product introductions caused by regulatory policies and increased competition. The Company expects to be able to introduce several new products in these markets in 1996, and has introduced a new marketing effort to develop sales and momentum. Net sales in Canada continue to show improvement with a 5% increase over 1995.

  Cost of network marketing products sold as a percentage of net sales, improved to 20.4% for the first quarter of 1996, from 22.8% in the same period in 1995. The improvement is due to the return of its manufacturing facility in mid-1995 and improved manufacturing controls.

  Distributor royalties and commissions remained stable at 35.2% of network marketing sales in the first quarter 1996, compared to 35.5% for the same period in 1995. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays as a percent of sales up to 18% in royalties and as much as 45% in commissions.

  Selling, general and administrative expenses, as a percentage of net sales, increased to 34.9% for the first quarter of 1996, from 32.9% in the same period in 1995. The increase is primarily due to the Company's decision to allocate additional resources to its marketing and sales efforts, which included a sales bonus program. These expenses increased by $295,000, or 3.2% of net sales, over first quarter 1995. The Company believes the increase in sales in the United States is partially a result of these efforts. As stated above, the Company's selling, general and administrative expense were affected by the addition of the contract packaging services capabilities, primarily in distribution and warehouse, which increased by .9% of net sales. Selling, general and administrative expenses, net of the above expense categories, showed continued improvement in cost containment during the first quarter, as these expenses decreased to 25.2% of net sales from 26.7% in the same period of 1995.

PART II.  OTHER INFORMATION
          -----------------

  ITEM 1.    LEGAL PROCEEDINGS
             -----------------

  Not applicable.

  ITEM 2.    CHANGES IN SECURITIES
             ---------------------

  Not applicable.

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
             -------------------------------

  Not applicable.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

  Not applicable.

  ITEM 5.    OTHER INFORMATION
             -----------------

  Not applicable.

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

             (a)  Exhibits*

             (b) The Company has not filed a Current Report during the quarter covered by this report.

       *Incorporate by reference the Exhibits filed as part of the S-18
        Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  May 10, 1996                RELIV' INTERNATIONAL, INC.


                                         By: /s/ Robert L. Montgomery
                                             -------------------------------
                                             Robert L. Montgomery, President,
                                             Chief Executive Officer and
                                             Principal Financial Officer

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                      March 31, 1996   December 31, 1995
                                                        (Unaudited)           (Note)
                                                      --------------   -----------------
Assets

Current Assets:
 Cash and cash equivalents                              $ 1,769,395        $ 1,507,176
 Accounts and notes receivable, less allowances of
  $9,000 in 1996 and $29,000 in 1995                        897,188            658,607
 Inventories
     Finished goods                                       1,154,038          1,012,987
     Raw materials                                        1,073,490          1,014,385
     Sales aids and promotional materials                   437,059            485,795
                                                        -----------        -----------
          Total inventories                               2,664,587          2,513,167

 Refundable income taxes                                    230,782            229,438
 Prepaid expenses and other current assets                  530,811            529,364
 Deferred income taxes                                       62,447             61,000
                                                        -----------        -----------

Total current assets                                      6,155,210          5,498,752

Deferred costs                                              139,059            158,734

Property, plant and equipment:
     Land                                                   780,346            780,346
     Building                                             2,851,643          2,851,407
     Machinery & equipment                                1,517,741          1,181,260
     Office equipment                                       306,854            280,978
     Computer equipment & software                        1,128,674          1,145,944
     Construction in progress                                63,821             35,500
                                                        -----------        -----------
                                                          6,649,079          6,275,435
Less: Accumulated depreciation                           (1,753,781)        (1,656,687)
                                                        -----------        -----------
     Net Property, plant and equipment                    4,895,298          4,618,748
                                                        -----------        -----------

Total Assets                                            $11,189,567        $10,276,234
                                                        ===========        ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                             March 31, 1996   December 31, 1995
                                                               (Unaudited)         (Note)
                                                             --------------   -----------------
Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable and accrued expenses
     Trade accounts payable                                     $ 1,573,227       $ 1,801,965
     Distributors commissions payable                             1,146,305           780,070
     Sales taxes payable                                            155,533           153,893
     Interest expense payable                                         9,906             8,746
     Payroll and payroll taxes payable                              113,445           156,347
     Other accrued expenses                                          93,394            87,475
                                                                -----------       -----------
 Total accounts payable and accrued expenses                      3,091,810         2,988,496

 Income taxes payable                                               316,750           138,336
 Notes payable - short term                                         100,000                 0
 Current maturities of long-term debt and
  capital lease obligations                                         262,833           210,256
 Unearned income                                                     53,845            14,766
                                                                -----------       -----------

Total current liabilities                                         3,825,238         3,351,854

Capital lease obligations, less current maturities                   60,295            75,573
Long-term debt, less current maturities                           1,630,928         1,341,191

Stockholders' equity:
 Common stock, no par value; 20,000,000 shares
  authorized; 9,268,020 shares outstanding as of 3/31/96
  and 9,311,301 shares outstanding as of 12/31/95                 3,404,330         3,412,986
 Notes receivable-officers and directors                             (4,633)           (4,633)
 Retained earnings                                                2,899,045         2,714,723
 Foreign currency translation adjustment                             (8,166)          (79,634)
 Less cost of treasury stock-253,866 shares as of 3/31/96
  and 214,366 shares as of 12/31/95                                (617,470)         (535,826)
                                                                -----------       -----------

Total Stockholders' Equity                                        5,673,106         5,507,616
                                                                -----------       -----------

Total Liabilities and Stockholders' Equity                      $11,189,567       $10,276,234
                                                                ===========       ===========


See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                      Quarter Ended March 31,
                                                         1996          1995
                                                     (Unaudited)    (Unaudited)
                                                     ------------  -------------

Sales at suggested retail                            $14,069,321     $13,968,759
 Less Distributor allowances on product purchases      4,765,772       5,457,033
                                                     -----------     -----------

Net Sales                                              9,303,549       8,511,726

Costs and expenses:
 Cost of products sold                                 2,567,511       1,939,283
 Distributor royalties and discounts                   3,008,115       3,024,020
 Selling, general and administrative                   3,251,762       2,797,715
                                                     -----------     -----------

Total Costs and Expenses                               8,827,388       7,761,018
                                                     -----------     -----------

Income (loss) from operations                            476,161         750,708

Other income (expense):
 Interest income                                          28,441          31,193
 Interest expense                                        (71,106)        (28,267)
 Other income/expense                                      4,020          32,415
                                                     -----------     -----------

Income (loss) before income taxes                        437,516         786,049
Provision for income taxes                               159,916         275,708
                                                     -----------     -----------

Net Income                                               277,600         510,341
                                                     ===========     ===========

Earnings (loss) per common and common
  equivalent shares                                         0.03            0.05
                                                     ===========     ===========

Weighted average shares of common stock
  and common stock equivalents outstanding             9,380,763       9,477,973
                                                     ===========     ===========


See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                           Three Months Ended March 31
                                                              1996            1995
                                                           (Unaudited)    (Unaudited)
                                                           -----------    ------------
Operating activities:
Net Income                                                 $  277,600      $  510,341
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                              146,857          96,047
   Provision for losses on accounts receivable                  2,000               0
   Foreign currency translation (gain) loss                    (6,302)         34,620
   (Increase) decrease in accounts and notes receivable      (240,153)        (89,491)
   (Increase) decrease in inventories                        (123,518)       (332,452)
   (Increase) decrease in refundable income taxes                   0          42,433
   (Increase) decrease in prepaid expenses and other
     current assets                                             1,064         (85,128)
   (Increase) decrease in deferred costs                       17,444           5,527
   Increase (decrease) in accounts payable and
     accrued expenses                                          82,654         133,840
   Increase (decrease) in income taxes payable                175,221         (23,833)
   Increase (decrease) in unearned income                      39,079          (8,053)
                                                           ----------      ----------
Net cash provided by (used in) operating
 actitivies                                                   371,946         283,851
Investing Activities:
Purchase of property, plant and equipment                    (415,649)       (550,239)
                                                           ----------      ----------
Net cash provided by (used in) investing activities          (415,649)       (550,239)

Financing activities:
Increase in short-term borrowings                             100,000         101,855
Proceeds from long-term debt                                  363,887         500,000
Principal payments on long-term borrowings and notes          (18,297)        (17,882)
Prinipal payments under capital lease obligations             (18,554)        (13,210)
Dividends paid                                                      0         (47,060)
Purchase of treasury stock                                   (183,579)        (89,166)
                                                           ----------      ----------

Net cash provided by (used in) financing activities           243,457         434,537
Effect of exchange rate changes on cash and                    62,465         (94,214)
 cash equivalents                                          ----------      -----------

Increase (decrease) in cash and cash equivalents              262,219          73,935
Cash and cash equivalents at beginning of period            1,507,176       2,168,757
                                                           ----------      ----------

Cash and cash equivalents at end of period                 $1,769,395      $2,242,692
                                                           ==========      ==========


See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

March 31, 1996

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2 -- SHORT-TERM BORROWINGS

     In January 1996, the Company secured a $500,000 line of credit with a bank. Borrowings under the line of credit are due Janaury 1997 and bear interest, payable monthly, at the prime rate. A portion of the Company's inventory and property, plant and equipment are pledged as security under the terms of the agreement. The agreement includes restrictive covenants, including a requirement that the Company maintain a current ratio of 1.5 to 1.0 and a minimum net worth of $5,500,000. As of March 31, 1996, the Company has borrowed $100,000 against this line of credit.

NOTE 3 -- LONG-TERM DEBT

     As part of the credit facility discussed in Note 2, the Company entered into a $950,000 term loan. The credit facility also provides for an additional $1,000,000 line of credit. The term loan is payable in monthly installments of $19,547, including interest at 8.5 percent, through April 2001. The proceeds of the term loan were used to pay a previous term loan and line of credit. Borrowings under the $1,000,000 line of credit are due February 2001 and bear interest, payable monthly, at the prime rate. The term loan and additional line of credit are part of a credit facility with the bank and is subject to the same security pledges and restrictive covenants as the $500,000 line of credit described in Note 2.