Form 10-Q
period 1996-06-30
RELIV INTERNATIONAL INC
filed 1996-08-14
CIK 768710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK 9,029,973 outstanding Shares as of June 30, 1996

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

  The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

     1. Interim Balance Sheet as of June 30, 1996 and Balance Sheet as of December 31, 1995.

     2. Interim Statements of Operations for the three and six month periods ending June 30, 1996 and June 30, 1995.

     3. Interim Statements of Cash Flows for the six month periods ending June 30, 1996 and June 30, 1995.

  The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  1. Financial Condition

  The current assets of the Company increased in second quarter 1996, to $6,234,000 from $5,499,000 as of December 31, 1995. Inventories increased to $2,816,000 from $2,513,000 at December 31, 1995, as increased sales volume in the United States required greater finished goods levels. In addition, the Company increased raw material and packaging inventories as it began manufacturing products for its international subsidiaries. The Company had utilized contract manufacturers for much of its international production since its facility was flooded in July, 1993. Prepaid expenses increased $310,000, to $839,000 at June 30, 1996, due to prepayments of sales materials and sales incentives programs.

  Property, plan and equipment increased $458,000 in the first six months of 1996, due to acquisition of manufacturing equipment as the Company expanded its capabilities to meet the needs of its contract packaging customers.

  Current liabilities increased to $3,770,000 from $3,352,000 at December 31, 1995. Trade accounts payable decreased $308,000 as a result of the cash generated through operations and the proceeds of a loan agreement entered into in January 1996, to pay for the purchase of manufacturing equipment, which was recorded as a payable at December 31, 1995. Distributor commissions payable increased $212,000 as a result of increased sales volume in June 1996, as compared to December 1995. As a result of increased net income through June 1996, income taxes payable increased to $332,000 as of June 30, 1996, from $138,000 as of December 31, 1995.

  Short-term debt and current maturities of long-term debt and capital lease obligations increased to $375,000 at June 30, 1996, from $210,000 at December 31, 1995. Long-term debt increased to $2,016,000 from $1,417,000. The increase is primarily a result of a $950,000 term loan, the proceeds of which were used to retire $423,000 outstanding of a $500,000 term loan, $163,000 outstanding on a line of credit and $364,000 to purchase manufacturing equipment as stated above. The Company also entered into operating lines of credit totaling $1,500,000 that replaced a $500,000 line of credit. The Company has utilized $500,000 of these lines at June 30, 1996.

  The Company invested $725,000 in the first six months of 1996, toward the repurchase of its common stock.

  The Company's working capital balance has improved by $318,000 since December 31, 1995. The current ratio has remained constant at 1.65 as of June 30, 1996, compared to 1.64 as of year-end. The Company anticipates that its cash, working capital balance and existing credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.

  2.  Result of Operations

  The Company had a net profit of $302,000 for the quarter ended June 30, 1996, compared to a net loss of $109,000 for the same period in 1995. Net profit for the first six months of 1996 was $580,000 compared to a net profit of $401,000 for the same period of 1995. Net sales for the quarter increased to $9,448,000 from $6,663,000 in 1995. Net sales in second quarter 1996, were comprised of $8,793,000 in network marketing sales and $655,000 in contract packaging services. Net sales in 1995 consisted of network marketing sales only. Net sales for the first six months of 1996, were $18,752,000 as compared to $15,175,000 for the same period of 1995.

  In the fourth quarter 1995, the Company began providing contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales from this business segment in second quarter 1996 were $655,000. Start-up expenses and inefficiencies caused by the rapid increase in contract packing services has hindered net profit. Direct cost of contract services sold was 99.1% of revenue, with related increases in general and administrative expenses. The Company increased efficiency during the quarter and anticipates improved margins.

  Net sales from network marketing activities of $8,793,000 in second quarter 1996 reflects an increase of 32% from the $6,663,000 in 1995. In second quarter 1996, net sales in the United States were $7,395,000 compared to $5,147,000 in 1995 and Canada continued to show improvement with a 121% increase over 1995. Net sales in Australia and New Zealand decreased 19% to $1,049,000 for the quarter ending June 30, 1996. Sales in these markets have been affected by decreased momentum due to delays in new product introductions caused by regulatory policies and increased competition. The Company expects to be able to introduce several new products in Australia and New Zealand in 1996, and its has introduced a new marketing effort to develop sales and momentum.

  Cost of network marketing products sold as a percentage of net sales, improved to 20.1% for the second quarter of 1996, from 22.7% in the same period in 1995. The improvement is due to the Company's return to its own manufacturing facility in mid-1995 and improved manufacturing controls.

  Distributor royalties and commissions decreased to 35.0% of network marketing sales in the second quarter 1996, compared to 37.3% for the same period in 1995. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions.

  Selling, general and administrative expenses, as a percentage of net sales, decreased to 36.8% for the second quarter of 1996, from 42.8% in the same period in 1995. The decrease is primarily a result of the increase in net sales and the Company's ability to operate with limited increases in operational costs.

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  A settlement has been reached in matters brought against the Company by Avogen, Inc. and Conkle & Oleston. The parties are in the process of negotiating a formal settlement agreement whereby the Company will maintain the right to market its skin care line. See Form 10-K Annual Report for fiscal year December 31, 1995, Part I, Item No. 3 - Legal Proceedings.

  ITEM 2. CHANGES IN SECURITIES

  Not applicable.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's annual meeting of shareholders was held on May 29, 1996. At such meeting, the Company's then Board of Directors was re-elected.

  ITEM 5 OTHER INFORMATION

  Not applicable.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits*

          (b) The Company has not filed a Current Report during the quarter covered by this report.


       * Incorporate by reference the Exhibits filed as part of the S-18 Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated:  August 11, 1996            RELIV' INTERNATIONAL, INC.


                                       By: /s/ Robert L. Montgomery
                                          -------------------------------
                                          Robert L. Montgomery, President,
                                          Chief Executive Officer and
                                          Principal Financial Officer

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                       June 30, 1996   December 31, 1995
                                                        (Unaudited)        (Note)
                                                       -------------   -----------------
Assets

Current Assets:
 Cash and cash equivalents                              $ 1,664,376         $ 1,507,176
 Accounts and notes receivable, less allowances of
 $1,000 in 1996 and $29,000 in 1995                         621,590             658,607
 Inventories
     Finished goods                                       1,274,186           1,012,987
     Raw materials                                        1,113,670           1,014,385
     Sales aids and promotional materials                   427,836             485,795
                                                        -----------         -----------
Total inventories                                         2,815,692           2,513,167

Refundable income taxes                                     230,968             229,438
Prepaid expenses and other current assets                   839,175             529,364
Deferred income taxes                                        62,642              61,000
                                                        -----------         -----------

Total current assets                                      6,234,443           5,498,752

Deferred costs                                              119,112             158,734

Property, plant and equipment:
     Land                                                   790,677             780,346
     Building                                             2,851,539           2,851,407
     Machinery & equipment                                1,563,808           1,181,260
     Office equipment                                       309,331             280,978
     Computer equipment & software                        1,155,916           1,145,944
     Construction in progress                                62,037              35,500
                                                        -----------         -----------
                                                          6,733,308           6,275,435
Less: Accumulated depreciation                           (1,907,790)         (1,656,687)
                                                        -----------         -----------
     Net Property, plant and equipment                    4,825,518           4,618,748
                                                        -----------         -----------

Total Assets                                            $11,179,073         $10,276,234
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

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                             June 30, 1996   December 31, 1995
                                                             (Unaudited)     (Note)
                                                             -------------   -----------------
Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable and accrued expenses
     Trade accounts payable                                    $ 1,493,699         $ 1,801,965
     Distributors commissions payable                              992,133             780,070
     Sales taxes payable                                           133,671             153,893
     Interest expense payable                                            0               8,746
     Payroll and payroll taxes payable                             180,641             156,347
     Other accrued expenses                                        193,537              87,475
                                                               -----------         -----------
 Total accounts payable and accrued expenses                     2,993,681           2,988,496

 Income taxes payable                                              332,306             138,336
 Notes payable - short term                                        100,000                   0
 Current maturities of long-term debt and
  capital lease obligations                                        274,648             210,256
 Unearned income                                                    69,305              14,766
                                                               -----------         -----------

Total current liabilities                                        3,769,940           3,351,854

Capital lease obligations, less current maturities                 445,253              75,573
Long-term debt, less current maturities                          1,570,829           1,341,191

Stockholders' equity:
 Common stock, no par value; 20,000,000 shares
 authorized; 9,029,973 shares outstanding as of 6/30/96
 and 9,311,301 shares outstanding as of 12/31/95                 3,356,720           3,412,986
 Notes receivable-officers and directors                            (4,633)             (4,633)
 Retained earnings                                               2,588,899           2,714,723
 Foreign currency translation adjustment                            (1,768)            (79,634)
 Less cost of treasury stock-201,500 shares as of 6/30/96
 and 214,366 shares as of 12/31/95                                (546,167)           (535,826)
                                                               -----------         -----------

Total Stockholders' Equity                                       5,393,051           5,507,616
                                                               -----------         -----------

Total Liabilities and Stockholders' Equity                     $11,179,073         $10,276,234
                                                               ===========         ===========

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Operations
                                                                    Quarter Ended June 30,        Year to Date June 30,
                                                                   1996               1995          1996          1995
                                                               (Unaudited)        (Unaudited)   (Unaudited)   (Unaudited)
                                                          ----------------------  ------------  ------------  ------------

Sales at Suggested Retail                                      $14,762,451        $10,811,894   $28,831,772   $24,780,653
 Less Distributor allowances on product purchases                5,314,139          4,148,730    10,079,911     9,605,763
                                                               -----------        -----------   -----------   -----------

Net Sales                                                        9,448,312          6,663,164    18,751,861    15,174,890

Costs and expenses:
 Cost of products sold                                           2,415,506          1,512,966     4,983,017     3,452,249
 Distributor royalties and commissions                           3,078,274          2,484,221     6,086,389     5,508,241
 Selling, general and administrative                             3,476,272          2,850,551     6,728,034     5,648,266
                                                               -----------        -----------   -----------   -----------

Total Costs and Expenses                                         8,970,052          6,847,738    17,797,440    14,608,756
                                                               -----------        -----------   -----------   -----------

Income (loss) from operations                                      478,260           (184,574)      954,421       566,134

Other income (expense):
 Interest income                                                    36,987             27,362        65,428        58,555
 Interest expense                                                  (46,904)           (38,594)     (118,010)      (66,861)
 Other income/expense                                                8,389             65,974        12,409        98,389
                                                               -----------        -----------   -----------   -----------

Income (loss) before income taxes                                  476,732           (129,832)      914,248       656,217
Provision for income taxes                                         174,793            (20,476)      334,709       255,232
                                                               -----------        -----------   -----------   -----------

Net Income                                                         301,939           (109,356)      579,539       400,985
                                                               ===========        ===========   ===========   ===========

Earnings (loss) per common and common equivalent share                0.03              (0.01)         0.06          0.04
                                                               ===========        ===========   ===========   ===========

Weighted average shares of common stock                          9,395,674          9,421,958     9,395,674     9,421,958
and common stock equivalents outstanding                       ===========        ===========   ===========   ===========

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                           Six Months Ended June 30
                                                              1996          1995
                                                           (Unaudited)  (Unaudited)
                                                           -----------  ------------
Operating activities:
Net Income                                                 $  579,539    $  400,985
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                           $  303,172    $  198,416
   Provision for losses on accounts receivable                  7,000             0
   Foreign currency translation (gain) loss                    (9,069)       14,956
   (Increase) decrease in accounts and notes receivable        30,184      (184,123)
   (Increase) decrease in inventories                        (270,717)      181,906
   (Increase) decrease in refundable income taxes                   0        41,885
   (Increase) decrease in prepaid expenses and other
     current assets                                          (307,195)      (48,890)
   (Increase) decrease in deferred costs                       34,892        11,371
   Increase (decrease) in accounts payable and
     accrued expenses                                         (15,958)     (347,197)
   Increase (decrease) in income taxes payable                191,275       (41,559)
   Increase (decrease) in unearned income                      54,539        51,739
                                                           ----------    ----------

Net cash provided by (used in) operating
 actitivies                                                   597,662       279,489

Investing Activities:
Purchase of property, plant and equipment                    (499,412)     (792,117)
                                                           ----------    ----------

Net cash provided by (used in) investing activities          (499,412)     (792,117)

Financing activities:
Increase in short-term borrowings                             100,000       162,297
Proceeds from long-term debt                                  763,887       500,000
Principal payments on long-term borrowings and notes          (68,219)      (48,564)
Principal payments under capital lease obligations            (31,959)      (28,063)
Dividends paid                                                (46,688)      (47,060)
Purchase of treasury stock                                   (725,281)     (172,069)
                                                           ----------    ----------

Net cash provided by (used in) financing activities            (8,260)      366,541
Effect of exchange rate changes on cash and
 cash equivalents                                              67,210      (109,645)
                                                           ----------    ----------

Increase (decrease) in cash and cash equivalents              157,200      (255,732)
Cash and cash equivalents at beginning of period            1,507,176     2,168,757
                                                           ----------    ----------

Cash and cash equivalents at end of period                 $1,664,376    $1,913,025
                                                           ==========    ==========

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

June 30, 1996

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2 -- SHORT-TERM BORROWINGS

     In January 1996, the Company secured a $500,000 line of credit with a bank. Borrowings under the line of credit are due Janaury 1997 and bear interest, payable monthly, at the prime rate. A portion of the Company's inventory and property, plant and equipment are pledged as security under the terms of the agreement. The agreement includes restrictive covenants, including a requirement that the Company maintain a current ratio of 1.5 to 1.0 and a minimum net worth of $5,500,000. The bank has agreed to lower the minimum net worth requirement to $5,250,000 until December 31, 1996. As of June 30, 1996, the Company has borrowed $100,000 against this line of credit.

NOTE 3 -- LONG-TERM DEBT

     As part of the credit facility discussed in Note 2, the Company entered into a $950,000 term loan. The credit facility also provides for an additional $1,000,000 line of credit. The term loan is payable in monthly installments of $19,547, including interest at 8.5 percent, through April 2001. The proceeds of the term loan were used to pay a previous term loan and line of credit. Borrowings under the $1,000,000 line of credit are due February 2001 and bear interest, payable monthly, at the prime rate. As of June 30, 1996, the Company has borrowed $400,000 against this line of credit. The term loan and additional line of credit are part of a credit facility with the bank and is subject to the same security pledges and restrictive covenants as the $500,000 line of credit described in Note 2.