Form 10-Q
period 1996-09-30
RELIV INTERNATIONAL INC
filed 1996-11-04
CIK 768710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


       COMMON STOCK 9,015,546 outstanding Shares as of September 30, 1996

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


     The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

          1. Interim Balance Sheet as of September 30, 1996 and Balance Sheet as of December 31, 1995.

          2. Interim Statements of Operations for the three and nine month periods ending September 30, 1996 and September 30, 1995.

          3. Interim Statements of Cash Flows for the nine month periods ending September 30, 1996 and September 30, 1995.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     1. Financial Condition

     The current assets of the Company increased at the third quarter 1996, to $6,290,000 from $5,499,000 as of December 31, 1995. Cash and cash equivalents increased to $2,042,000 from $1,507,000 as a result of increased sales and net profits. Inventories remained constant at $2,491,000 as compared to $2,513,000 at December 31, 1995 as the Company improved its inventory turnover rate to 3.6 from 2.4 at December 31, 1995. Efficiencies in the manufacturing process, plus the Company's ability to manufacture products for its international subsidiaries, contributed to the improvement. The Company had utilized contract manufacturers for much of its international production since its facility was flooded in July, 1993. Prepaid expenses increased $242,000 to $771,000 at September 30, 1996, due to prepayments for future conferences and sales incentive programs.

     Property, plant and equipment (before depreciation) increased $517,000 to $6,792,000 at September 30, 1996, primarily due to acquisition of manufacturing equipment as the Company expanded its capabilities to meet the needs of its contract packaging customers.

     Current liabilities increased slightly at the third quarter 1996, to $3,392,000 from $3,352,000 at December 31, 1995. Trade accounts payable decreased $502,000 as a result of the cash generated through operations and the proceeds of a loan agreement entered into in January 1996 to pay for the purchase of manufacturing equipment, which was recorded as a payable at December 31, 1995. Distributor commissions payable increased $348,000 as a result of increased sales volume in September 1996, as compared to December 1995. As a result of increased net income through

     September 1996, income taxes payable increased to $290,000 as of September 30, 1996, from $138,000 as of December 31, 1995.

     Long-term debt increased to $2,103,000 from $1,417,000 as of December 31, 1995. This increase is primarily a result of a $950,000 term loan, the proceeds of which were used to retire $423,000 outstanding of a $500,000 term loan, $163,000 outstanding on a line of credit and $364,000 to purchase manufacturing equipment as stated above. The Company also entered into operating lines of credit totaling $1,500,000 that replaced a $500,000 line of credit. The Company had utilized $435,000 of these lines of credit at September 30, 1996.

     The Company invested $844,000 in the first nine months of 1996, toward the repurchase of its common stock.

     The Company's working capital balance has improved by $751,000 since December 31, 1995. The current ratio has improved to 1.85 as of September 30, 1996 compared to 1.64 as of year-end 1995. The Company anticipates that its cash, working capital balance and existing credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.

     2.  Result of Operations


     The Company had a net profit of $338,000, or $.04 per share ($.03 on a fully diluted basis), for the quarter ended September 30, 1996, compared to a net profit of $94,000, or $.01 per share for the same period in 1995. Net sales for the period increased to $9,934,000 from $6,841,000 in 1995. Net sales in 1996 comprised of $9,195,000 in network marketing sales and $739,000 in contract packaging services. Net sales in 1995 were network marketing sales only.

     In the fourth quarter 1995, the Company began providing contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales in the third quarter 1996 were $739,000, with direct cost of contract services sold at 87.6% of revenue. This is an improvement from the second quarter direct costs which were 99.1% of revenue. The increased margin is due to a new pricing agreement with a major customer that was put into effect September 1, 1996, and to improved control of start-up expenses and inefficiencies caused by the rapid increase in contract packaging services which hindered net profit. The Company anticipates margins to continue to improve.

     Net sales from network marketing activities of $9,195,000 in the third quarter 1996 is an increase of 34% from the $6,841,000 in 1995. In the third quarter 1996, net sales in the United States were $7,560,000 compared to $5,379,000 in 1995 and Canada continued to show improvement with a 270% increase over 1995. Third quarter net sales in Australia and New Zealand decreased 8% to $1,141,000 from the quarter ending September 30, 1995, but have shown a 9% increase over second quarter 1996 net sales of $1,049,000. Sales in Australia and New Zealand have been affected by decreased momentum due to delays in new product introductions caused by regulatory policies and increased competition. The Company expects to be able to introduce several new products in the next several months and has introduced a new marketing effort to develop sales and momentum.

     Cost of network marketing products sold as a percentage of net sales, improved to 18.5% for the third quarter of 1996, from 21.0% in the same period in 1995. The improvement is due to the return to the Company's manufacturing facility in mid-1995 and improved manufacturing controls.

     Distributor royalties and commissions decreased to 35.9% of network manufacturing sales in the third quarter 1996 compared to 37.2 for the same period in 1995. The Company pays as a percent of sales up to 18% in royalties and as much as 45% in commissions. These expenses are governed by the distributor agreements and are directly related to the level of sales.

     Selling, general and administrative expenses, as a percentage of net sales, decreased to 36.6% for the third quarter of 1996, from 40.5% in the same period in 1995. The decrease is primarily a result of the increase in net sales and the Company's ability to operate with limited increases in operational costs.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

     ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     ITEM 5  OTHER INFORMATION

     Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits*

                   Exhibit 11     Statement Re: Computation of Per Share
                                                Earnings

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

     Dated:  November 4, 1996        RELIV' INTERNATIONAL, INC.


                                     By: /s/ Robert L. Montgomery
                                         -------------------------------
                                         Robert L. Montgomery, President,
                                         Chief Executive Officer and
                                         Principal Financial Officer

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                         September 30, 1996   December 31, 1995
                                                             (Unaudited)           (Note)
                                                         ------------------   -----------------
Assets

Current Assets:
 Cash and cash equivalents                                   $ 2,041,599         $ 1,507,176
 Accounts and notes receivable, less allowances of
 $6,711 in 1996 and $29,000 in 1995                              684,996             658,607
 Inventories
   Finished goods                                              1,186,175           1,012,987
   Raw materials                                                 936,244           1,014,385
   Sales aids and promotional materials                          368,236             485,795
                                                             -----------         -----------
          Total inventories                                    2,490,655           2,513,167

 Refundable income taxes                                         239,174             229,438
 Prepaid expenses and other current assets                       770,765             529,364
 Deferred income taxes                                            62,929              61,000
                                                             -----------         -----------

Total current assets                                           6,290,118           5,498,752

Deferred costs                                                    99,292             158,734

Property, plant and equipment:
   Land                                                          790,677             780,346
   Building                                                    2,863,927           2,851,407
   Machinery & equipment                                       1,572,879           1,181,260
   Office equipment                                              326,615             280,978
   Computer equipment & software                               1,180,067           1,145,944
   Construction in progress                                       57,937              35,500
                                                             -----------         -----------
                                                               6,792,102           6,275,435
Less: Accumulated depreciation                                (2,061,989)         (1,656,687)
                                                             -----------         -----------
   Net Property, plant and equipment                           4,730,113           4,618,748
                                                             -----------         -----------

Total Assets                                                 $11,119,523         $10,276,234
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

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                September 30, 1996   December 31, 1995
                                                                    (Unaudited)           (Note)
                                                                ------------------   -----------------
Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable and accrued expenses
   Trade accounts payable                                           $ 1,300,260         $ 1,801,965
   Distributors commissions payable                                   1,127,809             780,070
   Sales taxes payable                                                  130,011             153,893
   Interest expense payable                                              14,472               8,746
   Payroll and payroll taxes payable                                    241,062             156,347
   Other accrued expenses                                                96,393              87,475
                                                                    -----------         -----------
 Total accounts payable and accrued expenses                          2,910,007           2,988,496

 Income taxes payable                                                   290,057             138,336
 Notes payable - short term                                             100,000                   0
 Current maturities of long-term debt and
  capital lease obligations                                              57,920             210,256
 Unearned income                                                         33,968              14,766
                                                                    -----------         -----------

Total current liabilities                                             3,391,952           3,351,854

Capital lease obligations, less current maturities                       31,209              75,573
Long-term debt, less current maturities                               2,071,550           1,341,191

Stockholders' Equity:
 Common stock, no par value; 20,000,000 shares
  authorized; 9,015,546 shares outstanding as of 9/30/96
  and 9,311,301 shares outstanding as of 12/31/95                     3,353,835           3,412,986
 Notes receivable--officers and directors                                (4,633)             (4,633)
 Retained earnings                                                    2,884,935           2,714,723
 Foreign currency translation adjustment                                 10,332             (79,634)
 Less cost of treasury stock--223,100 shares as of 9/30/96
  and 214,366 shares as of 12/31/95                                    (619,657)           (535,826)
                                                                    -----------         -----------

Total Stockholders' Equity                                            5,624,812           5,507,616
                                                                    -----------         -----------

Total Liabilities and Stockholders' Equity                          $11,119,523         $10,276,234
                                                                    ===========         ===========

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                                   Quarter Ended September 30, Year to Date September 30,
                                                                       1996          1995          1996          1995
                                                                    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                                    -----------   -----------   -----------   -----------

Sales at Suggested Retail                                           $14,082,399   $11,137,989   $42,914,171   $35,918,642
 Less Distributor allowances on product purchases                     4,147,951     4,296,624    14,227,862    13,902,387
                                                                    -----------   -----------   -----------   -----------

Net Sales                                                             9,934,448     6,841,365    28,686,309    22,016,255

Costs and expenses:
 Cost of products sold                                                2,348,313     1,435,771     7,331,330     4,888,020
 Distributor royalties and commissions                                3,389,495     2,547,923     9,475,884     8,056,164
 Selling, general and administrative                                  3,630,709     2,768,194    10,358,743     8,416,460
                                                                    -----------   -----------   -----------   -----------

Total Costs and Expenses                                              9,368,517     6,751,888    27,165,957    21,360,644
                                                                    -----------   -----------   -----------   -----------

Income from operations                                                  565,931        89,477     1,520,352       655,611

Other income (expense):
 Interest income                                                          9,421        39,830        74,849        98,385
 Interest expense                                                       (52,820)      (39,164)     (170,830)     (106,025)
 Other income/expense                                                    10,068       (10,310)       22,477        88,079
                                                                    -----------   -----------   -----------   -----------

Income before income taxes                                              532,600        79,833     1,446,848       736,050
Provision for income taxes                                              194,416       (14,661)      529,125       240,571
                                                                    -----------   -----------   -----------   -----------

Net Income                                                              338,184        94,494       917,723       495,479
                                                                    ===========   ===========   ===========   ===========

Earnings per share:

Primary                                                                    0.04          0.01          0.10          0.05
                                                                    ===========   ===========   ===========   ===========
Fully Diluted                                                              0.03          0.01          0.09          0.05
                                                                    ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                     Nine Months Ended September 30
                                                           1996          1995
                                                       (Unaudited)    (Unaudited)
Operating activities:                                  -----------    -----------

Net Income                                             $  917,722    $  495,479
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                          458,548       313,437
   Provision for losses on accounts receivable             13,000             0
   Foreign currency translation (gain) loss                (3,651)       16,811
   (Increase) decrease in accounts and notes receivable   (39,111)     (258,243)
   (Increase) decrease in inventories                      59,876       312,127
   (Increase) decrease in refundable income taxes          (7,352)       41,771
   (Increase) decrease in prepaid expenses and other
     current assets                                      (238,201)     (181,789)
   (Increase) decrease in deferred costs                   52,334        14,552
   Increase (decrease) in accounts payable and
     accrued expenses                                    (103,108)      (32,987)
   Increase (decrease) in income taxes payable            148,729        30,313
   Increase (decrease) in unearned income                  19,190        (8,788)
                                                       ----------    ----------

Net cash provided by (used in) operating
 actitivies                                             1,277,976       742,683

Investing Activities:
Purchase of property, plant and equipment                (556,858)     (941,393)
                                                       ----------    ----------

Net cash provided by (used in) investing activities      (556,858)     (941,393)

Financing activities:
Increase in short-term borrowings                         100,000       162,297
Proceeds from long-term debt                              698,467       500,000
Principal payments on long-term borrowings and notes     (119,063)      (79,973)
Prinipal payments under capital lease obligations         (45,747)      (43,690)
Dividends paid                                            (46,688)      (47,060)
Purchase of treasury stock                               (843,503)     (335,905)
                                                       ----------    ----------

Net cash provided by (used in) financing activities      (256,534)      155,669
Effect of exchange rate changes on cash and
  cash equivalents                                         69,839       (44,786)
                                                      -----------   ----------

Increase (decrease) in cash and cash equivalents          534,423       (87,827)
Cash and cash equivalents at beginning of period        1,507,176     2,168,757
                                                       ----------    ----------

Cash and cash equivalents at end of period             $2,041,599    $2,080,930
                                                       ==========    ==========

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

September 30, 1996

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2 -- SHORT-TERM BORROWINGS

     In January 1996, the Company secured a $500,000 line of credit with a bank. Borrowings under the line of credit are due January 1997 and bear interest, payable monthly, at the prime rate. A portion of the Company's inventory and property, plant and equipment are pledged as security under the terms of the agreement. The agreement includes restrictive covenants, including a requirement that the Company maintain a current ratio of 1.5 to 1.0 and a minimum net worth of $5,500,000. The bank has agreed to lower the minimum net worth requirement to $5,250,000 until December 31, 1996. As of September 30, 1996, the Company has borrowed $100,000 against this line of credit.

NOTE 3 -- LONG-TERM DEBT

     As part of the credit facility discussed in Note 2, the Company entered into a $950,000 term loan. The credit facility also provides for an additional $1,000,000 line of credit. The term loan is payable in monthly installments of $19,547, including interest at 8.5 percent, through April 2001. The proceeds of the term loan were used to pay a previous term loan and line of credit. Borrowings under the $1,000,000 line of credit are due February 2001 and bear interest, payable monthly, at the prime rate. As of September 30, 1996, the Company had borrowed $334,581 against this line of credit. The term loan and additional line of credit are part of a credit facility with the bank and is subject to the same security pledges and restrictive covenants as the $500,000 line of credit described in Note 2.