Form 10-K
period 1996-12-31
RELIV INTERNATIONAL INC
filed 1997-03-31
CIK 768710

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                           ANNUAL REPORT PURSUANT TO
                     SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

COMMISSION FILE NUMBER
      1-11768

                           RELIV' INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           Illinois                                             371172197
           --------                                             ---------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

  136 Chesterfield Industrial Boulevard
         Chesterfield, Missouri                                   63006
----------------------------------------                          -----
(Address of principal executive offices)                        (Zip Code)

                                (314) 537-9715
                                --------------
              Registrant's telephone number, including area code


Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                            Name of each exchange
     Title of Class                         on which registered:
     --------------                         ---------------------

     Common Stock, without par value        NASDAQ National Market tier of The
                                            NASDAQ Stock Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes          No
                                          -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K. [_]

     Based upon the closing price of $7.50 per share of Registrant's Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at March 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $44,352,000 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

     The number of shares outstanding of the Registrant's Common Stock as of March 17, 1997 was 9,646,494 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

PART I

ITEM NO. 1 - BUSINESS
---------------------

GENERAL
-------

     Reliv' International, Inc. (the "Company") was incorporated in Illinois on February 11, 1985, under the name American Life Investors, Inc. The name of the Company was changed to its current name on January 20, 1992. The Company maintains its principal executive offices at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63006.

     The Company produces a line of food products including nutritional supplements, diet management products, functional foods, a line of granola bars and a sports drink mix. Functional foods are products designed to influence specific functions of the body. The Company also distributes a line of premium skin care products. These products are sold by subsidiaries and licensees of the Company to a sales force of independent distributors who sell products directly to consumers. The Company and its subsidiaries and licensees sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico and the United Kingdom.

     The Company has two wholly-owned subsidiaries, Reliv', Inc. ("Reliv'") and Reliv' World Corporation ("Reliv' World"). Reliv' World has four subsidiaries - Reliv' Australia, Reliv' Canada, Reliv' New Zealand and Reliv' Mexico.

     Reliv' was organized as an Illinois corporation on May 24, 1988, as a wholly-owned subsidiary of the Company, and began selling nutritional supplement products in October, 1988, in the United States.

     In Australia, Canada, New Zealand and Mexico, the Company's products are sold through Reliv' World and its subsidiaries in each of such countries. Reliv' World was organized as an Illinois corporation on March 30, 1992, as a wholly-owned subsidiary of Reliv'. Reliv' World was organized to conduct the foreign sales operations of the Company and to own foreign sales operations and subsidiaries. On July 1, 1992, Reliv' declared a dividend of all of the stock of Reliv' World and distributed all of such stock to its sole shareholder, the Company.

     In February, 1991, Reliv' entered into a joint venture agreement with an Australian corporation and the joint venture began to market, sell and distribute Reliv' products in Australia in May, 1991. Reliv' Australia Pty, Ltd. ("Reliv' Australia"), a wholly-owned subsidiary of Reliv' World, entered into an agreement to purchase the joint venture interest of the Australian corporation. Reliv' Australia also entered into an agreement with the three shareholders of the Australian corporation under which a partnership of such persons, as a distributor of Reliv' Australia, is to receive, for a period of 10 years from March 1, 1992, 2 percent of sales in Australia and New Zealand (defined as the designated retail selling price of all products, on which commissions are payable to distributors), up to approximately $10 million (AUS) in 1992, and $12 million (AUS) in all subsequent years during the term, and 3 percent of sales that exceed those figures. Since March 1, 1992, the business of the Company in Australia and sales of the Company's products there has been conducted by Reliv' Australia.

     During April, 1992, Reliv' New Zealand Limited ("Reliv' New Zealand") was organized as a New Zealand company and as a wholly-owned subsidiary of Reliv' World (except for nominal shares held by an officer). In June, 1992, Reliv' New Zealand began selling the Company's products through independent distributors in New Zealand.

     On June 9, 1992, Reliv' Canada, Ltd. ("Reliv' Canada") was organized as an Ontario, Canada corporation and as a wholly-owned subsidiary of Reliv' World. Reliv' Canada commenced operations during October, 1992, and began selling the Company's products to distributors in Canada in November, 1992. On December 31, 1995, Reliv' Canada was converted to a Nova Scotia, Canada unlimited liability company, wholly-owned by Reliv' World (except for one percent owned by the Company), under the name Reliv' Canada Company.

     On June 28, 1993, Reliv' Mexico S.A. de C.V. ("Reliv' Mexico") was organized as a Mexican corporation and as a wholly-owned subsidiary of Reliv' World (except for one share owned by the Company). Reliv' Mexico commenced operations in June, 1993, and began selling the Company's products to distributors in Mexico in August, 1993. On December 20, 1994, Reliv' Mexico was converted to a Mexican limited liability company under the name Reliv' Mexico,
S. de R.L. de C.V.

     On July 1, 1995, Reliv' UK began the marketing and sale of the Company's products in the United Kingdom in accordance with the Reliv' system under a license and distributor arrangement with the Company. Reliv' UK is an independent entity, operated by an individual who was instrumental in developing the Company's Australian market. Reliv' UK was granted the right to use the Reliv' family of trademarks in connection with its operation of the Reliv' business in the United Kingdom. Pursuant to the terms of the arrangement, Reliv' UK purchases all of its requirements for products from the Company and is to pay Reliv' World a royalty of 2% of products sold in 1995 (defined as the designated retail selling price of all products on which commissions are payable to distributors), 3% in 1996, 4% in 1997, and 5% thereafter.

PRINCIPAL PRODUCTS
------------------

     Through its subsidiaries, the Company markets and sells a line of related products including nutritional supplements, weight control products, functional foods, granola bars, sports drink mixes and a premium skin care line.

     The nutritional supplements include Reliv' NOW(R) and Reliv' Classic(R). Both products are designed to provide a balanced nutritional supplement for an individual's diet and contain a variety of vitamins and minerals, soy and other protein sources and various herbs. The products are in powdered form to be mixed with juice or other beverages. The Reliv' Classic formula has a U.S.

patent and the Reliv' NOW formula is a no-yeast derivative of the Reliv' Classic formula. Reliv' NOW is available with all natural flavoring or in the original formula.

     Reliv' Ultrim-Plus(R) is designed as a meal replacement (for a maximum of two meals per day) in a weight loss program. The product incorporates the core formulation of Reliv' NOW, including vitamins, minerals, proteins and herbs, as well as additional protein and nutrient sources. Reliv' Ultrim-Plus is available in three flavors - vanilla, chocolate and strawberry. It is also available in aspartame-free vanilla. The product is in powdered form for mixture with water or milk.

     Reliv' Cellebrate(R) is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body's fat burning process. Reliv' Cellebrate is in powdered form and is recommended to be used alone or with Reliv' Ultrim Plus meal replacement.

     Reliv' Celleboost(R) is also a weight loss aid designed to suppress appetite and reduce body fat. Reliv' Celleboost is in capsule form and is recommended to supplement Reliv' Cellebrate, Reliv' Ultrim-Plus or to be used alone. Reliv' Celleboost was introduced in January, 1996.

     Reliv' Ultra Bar(R) is a line of granola bars containing a mixture of grains and nuts which use the core formulation of Reliv' NOW vitamins, minerals, proteins and herbs. Flavors include yogurt, chocolate and raspberry carob. The bars are a snack food and nutritional supplement and are used with Reliv' Ultrim-Plus as a meal replacement in a weight loss program.

     Reliv' Innergize!(R) is a patented powdered sports drink containing a mixture of vitamins and minerals. Reliv' Innergize is available in lemon and orange flavors.

     Reliv' Fibrestore(R) is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. The product is in powdered form for mixture with water or juice. A modified version of the Reliv' Fibrestore formula is marketed in Canada under the name Herbal Harmony in compliance with that country's nutritional regulations.

     Reliv' Arthaffect(TM) is a nutritional supplement and functional food containing Arthred(TM), a patented form of hydrolyzed collagen protein, which is clinically reported to nutritionally support healthy joint function. The product is in powdered form for mixture with water, milk or juice. Reliv' Arthaffect was introduced in October, 1996.

     On January 10, 1996, the Company introduced the Getabetterbody(TM) Weight Loss System. Each weight loss system kit contains the Reliv' Ultrim Plus, Reliv' Cellebrate and Reliv' Celleboost products together with product information and other tools to be used in a weight loss program.

     The Company also markets a line of skin care products which is based on compounds found only in the avocado. The products are designed to be used individually or in combination with each other. The product line includes:
(i) Reliv' Face and Body Bar, a mild face and body soap; (ii) Reliv' Pathway(R), a skin cleanser and primer which contains a variety of avocado based ingredients; (iii)

Reliv' Reavo(R), a skin care cream designed to reduce the appearance of aging in the skin caused by natural and environmental causes; and (iv) Reliv' R.P. 1.5(R), a skin care cream having the active ingredient retinyl palmitate is designed to reduce the appearance of aging caused by environmental causes such as exposure to the sun.

     The Company conducts ongoing research and development on its product line and intends to introduce additional product items. See "Research and Development."

PATENTS AND TRADEMARKS
----------------------

     The Company has obtained U.S. patents on the formulations of Reliv' Innergize!, Reliv' Fibrestore and Reliv' Cellebrate.

     The Reliv' Classic formula has a U.S. Patent. Reliv' NOW is a trade secret formulation which is a derivative of the Reliv' Classic formulation. The core mixture of Reliv' NOW is incorporated in Reliv' Ultrim-Plus and the Reliv' Ultra
Bars.   These products are manufactured and sold by the Company under an
Exclusive License Agreement dated December 1, 1991 ("License Agreement"). The License Agreement is worldwide in scope and continues through the life of the patent. Pursuant to the License Agreement, the Company is obligated to pay the owner of the patent and the developer of the formulations, Dr. Theodore P. Kalogris, a royalty of 5 percent of the revenues from the sale of products containing the licensed formulas, with a minimum $10,000 and maximum $22,000 monthly royalty. The Company's obligation to pay the royalty payments will terminate on the later of (i) 10 years from the date of the License Agreement or
(ii) the death of Dr. Kalogris, and the License Agreement will be deemed to be paid in full at that time.

     The principal ingredient of Reliv' Arthaffect is the subject of an issued U.S. patent. Under an agreement dated November 6, 1996, Traco Labs, Inc. ("Traco"), exclusive licensee of the patent rights, sublicensed the rights to sell the product to the Company ("Traco Agreement"). The license is exclusive for direct sales in certain sales areas and is for a term ending upon the later of (i) the termination of Traco's rights to market the product or (ii) December 31, 2014. The Traco Agreement provides that the Company will purchase its requirements of the product from Traco, and the exclusivity of the license is contingent on minimum purchases of the product being made by the Company.

     The principal ingredient of Reliv' Reavo is the subject of an issued U.S. patent. On July 1, 1995, Avogen, Inc. ("Avogen") granted to the Company a license under such patent and other proprietary rights relating to the skin care line of products to purchase such products from or through Avogen and to sell and distribute the products (the "Avogen Agreement"). The Avogen Agreement is worldwide in scope and continues through the later of the last to expire of the patents subject to the Avogen Agreement or December 31, 2014. The Agreement may also be terminated by Reliv' upon 180 days prior written notice to Avogen. Pursuant to the Avogen Agreement, the Company is obligated to pay Avogen royalties which vary depending on the product sold. The patent rights for the formula which forms the basis of the Reavo product were assigned to the law firm of Conkle

& Olesten, through a levy of execution, as a result of the legal fees owing to that firm by Avogen incurred in pursuing the patent protection. In connection with the execution of the Avogen Agreement, the Company, Avogen and Conkle & Olesten entered into an agreement (the "Conkle Agreement") whereby Conkle & Olesten granted a license of such patent rights to Avogen to allow it to enter into the Avogen Agreement. A dispute arose concerning the Avogen Agreement and Conkle Agreement which resulted in litigation. The litigation was settled through mediation and the parties are negotiating a final agreement which the Company believes will not have a significant affect on the Company's financial condition. (See 1995 Form 10-K, Item No. 3 - Legal Proceedings)

     Trademark registrations for "Reliv'" and for the many of the Company's product names are either issued or pending in the U.S. Patent and Trademark Office. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom and several other foreign countries. The Company considers its trademarks and tradenames to be an important asset of its business.

SALES AND MARKETING
-------------------

     The Company sells its products to a network of independent contractors, designated as "distributors", who in turn sell the products directly to consumers. The Company's products are marketed and sold to distributors in the United States, Australia, Canada, New Zealand and Mexico through a subsidiary in each country and in the U.K. through a licensee. The marketing efforts of the Company and these subsidiaries and licensees are focused on the development, training and support of this network of independent distributors. The Company, through these subsidiaries and licensees, supports an active training program for distributors in which Company representatives and experienced distributors lead group training sessions. The Company and these subsidiaries and licensees also create and provide distributors with manuals, brochures and other promotional, training and informational publications. Periodically, each subsidiary and licensee sponsors distributor meetings at which Company representatives provide training and information concerning the Company's products. Company subsidiaries and licensees also sponsor group telephone conference calls for training and promotional activities.

     Distributors consist principally of individuals, although a limited number of distributors are corporations or partnerships. New distributors are sponsored by existing distributors. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $39.95 in the United States) consisting of a distributor manual, business forms and promotional materials. Distributors purchase products from Company subsidiaries and licensees or from other distributors for resale or consumption by the distributor or his or her family.

     In each country in which the Company conducts business, distributors operate under a uniform distributor system which compensates distributors at varying levels based on sales volumes. Initially, a distributor is designated a Retail Distributor and is entitled to purchase products from a Company subsidiary or other distributors at a discount of 25 percent from the Company's suggested retail price. A distributor is promoted to higher levels in the system by increasing his or her sales of the Company's products, directly or through other distributors sponsored in the distributor's sales group, and by achieving designated sales volumes. These higher ranks of distributor are designated in order as Affiliate, Key Affiliate, Senior Affiliate and Master Affiliate. At each higher level, a distributor is entitled to purchase products at an increasingly higher discount; a Master Affiliate receives a 45 percent discount.

     Distributors receive retail profits equal to the difference between the price at which they sell the product to customers and the discounted price they paid for the product. Distributors also earn wholesale commissions on products purchased by other distributors in the distributor's sponsored group equal to the difference between the price at which the distributor is entitled to purchase product at and the price at which downline distributors purchase product. The Company pays a Master Affiliate a commission with respect to products purchased directly from the Company by Retail Distributors, Affiliates, Key Affiliates or Senior Affiliates directly sponsored by them or who are in their personally sponsored group (i.e., individuals sponsored by the Master Affiliate's distributors, directly or indirectly). The commission is equal to the difference between the prices at which such distributors were entitled to purchase products and the 45 percent discounted price available to Master Affiliates. Senior Affiliates, Key Affiliates and Affiliates are entitled to receive from their Master Affiliate a portion of the commission paid to the Master Affiliate, based upon the purchases of products from Company subsidiaries by distributors sponsored by them or by distributors in their personal group.

     Master Affiliates are also entitled to receive additional compensation payments of 2 percent to 5 percent of the retail sales volume of product purchased from Company subsidiaries by Master Affiliates (and their personal groups) whom they have sponsored, and for up to five levels of sponsorship below their sponsored Master Affiliates. To qualify for these additional compensation payments, Master Affiliates are required to maintain certain monthly sales volumes and document specified levels of retail sales. Master Affiliates who sponsor other distributors to the level of Master Affiliate are entitled to become part of the Director Program, and attain higher positions in the program based on the size of their additional compensation payments. The levels of Director, in order, are Director, Key Director, Senior Director, Master Director and Presidential Director. Distributors reaching these levels receive pins and/or rings recognizing their achievement and recognition in Company publications and at Company sponsored activities. In mid-1996, the Company introduced the Star Director Program, which allows Directors to receive increased additional compensation payments.

     The Company also sponsors an Ambassador Program. To qualify as an Ambassador a distributor must hold the level of Master Director and must assist personally sponsored Master Affiliates in meeting specified levels of additional compensation payments. The levels of Ambassador are, in order, Ambassador, Bronze Ambassador, Silver Ambassador, Gold Ambassador and Platinum Ambassador. As higher levels are reached, Ambassadors are entitled to increased percentages of the retail sales volume of Master Affiliates below them through five levels of sponsorship, and at the two highest levels, a percentage of the sixth level of sponsorship below their personally sponsored Master Affiliates. Ambassadors are also entitled, depending on the level, to additional benefits, such as participation in Company sponsored events, paid hotel rooms at conventions, health insurance and car allowances. Once a month, a group of high level Ambassadors meet with Company executives in the "Reliv Inner Circle" to exchange ideas on new programs, products and marketing opportunities.

     The Company's Direct Select(sm) program is available in the United States whereby distributors and their retail customers may order product in less than case lots directly from the Company by phone. An automatic monthly reorder program is also available. Product is shipped directly to the customer and distributors earn a commission on Direct Select sales made to their customers.

     Company subsidiaries and licensees also provide a variety of additional incentives or bonuses to the most productive distributors.

     As of March 17, 1997, 36,465 persons or entities were registered as distributors of Company subsidiaries and licensee of which 3,325 were Master Affiliates. This is an increase from March, 1996 totals of 34,320 distributors of which 2,280 were Master Affiliates. The number of registered distributors and Master Affiliates in each country in which Company subsidiaries and licensees operate is as follows:

                          Distributors  Master Affiliates
                          ------------  -----------------
        United States        26,482           2,487

        Australia             4,340             295

        New Zealand           1,752             116

        Canada                1,349             274

        Mexico                1,445              48

        United Kingdom        1,097             105


     Not all persons registered as distributors of Company subsidiaries or licensees are active. Reliv' requires that persons wishing to continue as distributors renew their distributorship annually by the payment of a fee ($20 in the United States); the number of distributors shown in the preceding table reflects persons who have become distributors within the past 12 months and those who renewed their distributorship during 1996.

     The Company recognizes that its sales growth is based upon the continued development of its independent distributor force and strives to maintain an active and motivated distributor network through a combination of quality products, discounts, commissions and bonus payments, sales conventions and training, personal recognition and a variety of publications and promotional materials.

     The Company recognizes that businesses in the network marketing industry risk the possibility that a portion of sales made to distributors may not be consumed or sold to consumers and instead, may remain as inventory in the distributors' possession. The Company's distributor organization and compensation system is designed and intended to promote the sale of the Company's products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, and to comply with applicable governmental regulations of multilevel selling organizations, the Company and each subsidiary have established specific programs and requirements for distributors including (i) monitoring by the Company of purchases by distributors to identify potentially excessive individual purchases, (ii) requiring that distributors certify to a specified amount of retail sales to receive commissions, and (iii) requiring that distributors certify the sale of at least 70 percent of previous purchases prior to the purchase of additional amounts of product. The Direct Select program, as described above, further promotes sales of the Company's products to consumers. Distributors are not required at any time to purchase product, although Master Affiliates are required to maintain certain minimum sales levels in their personal groups to continue receiving percentage compensation payments.

     Each subsidiary and licensee maintains a policy that unused product may be returned by customers to the selling distributor or the subsidiary or licensee for a full refund within 30 days after purchase. Each subsidiary and licensee also maintains a policy that any distributor who terminates his distributorship may return resalable product for a refund of 90 percent of the purchase price less any discounts or commissions received relating to the purchase of the products.

     The Company has established a suggested retail price for each of the Company's products in each country in which the Company conducts business, but distributors are free to determine the price at which they will sell the Company's products. Distributors are not assigned territories and there are no restrictions on marketing areas for distributors.

     Company subsidiaries and licensees presently market and sell the Company's products in the United States, Australia, New Zealand, Canada, Mexico and the United Kingdom. In 1996, sales in the United States represented 84 percent of total sales, Australia 9 percent, New Zealand 3 percent, Canada 3 percent, Mexico 1 percent and United Kingdom less than 1 percent. The Company is investigating and planning for the introduction of the Company's products into other countries.

     In the United States, the Company's products are warehoused and shipped by common carrier to distributors. A facility in Chesterfield, Missouri serves the east and central parts of the country and the Company utilizes a public warehouse facility in Las Vegas, Nevada to supply the West Coast. See "Item No. 2 - Properties". Products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Toronto, Canada; Mexico City, Mexico; and London, England. Each subsidiary and licensee of the Company maintains an office and personnel to receive, record and fill orders from distributors. Distributors order product from Company subsidiaries and licensees in case lots and pay for the goods prior to shipment. In general, state or local governmental sales taxes are collected by Company subsidiaries and licensees for taxing authorities.

MANUFACTURING AND PRODUCT SOURCES
---------------------------------

     The Company established a manufacturing line at its facility in Chesterfield, Missouri and had begun manufacture of its nutritional products in early 1993. Shortly after manufacturing commenced, the facility was flooded in July 1993, as a result of a break in a levee on the Missouri River. The Company initiated the return of manufacturing to its Chesterfield facility in mid-1995 and currently manufactures all of its products (except granola bars and skin care products) at this facility. See "Item No. 2 - Properties".

     During 1996, the Company's nutritional products were manufactured at its Chesterfield facilities and by contract manufacturers, predominantly located in the United States, who produced the products (granola bars) in accordance with formulas provided by the Company, subject to quality control requirements and inspections by representatives of the Company. The Company has had no difficulty in obtaining contract manufacturing and there has been no material effect on the timely supply of goods. In 1996, the Company received approval from the Australian Therapeutic Goods Authority ("TGA") to manufacture products sold in Australia at its Chesterfield plant. The Company is in the process of reducing its use of contract manufacturers in Australia and intends to manufacture the majority of Australia's requirements of nutritional products at its Chesterfield facility. The certification of the Company's Chesterfield site by the Australian TGA, also satisfied Canadian manufacturing requirements and the Company manufactures substantially all of the nutritional products sold in Canada. The Company has not experienced any difficulty in obtaining supplies of raw materials for its nutritional products and does not believe it will encounter any such difficulty in the future.

     During 1996, the Company's line of skin care products was supplied to it pursuant to the Avogen Agreement and was purchased from Avogen and various contract manufacturers. Arthred(TM), the principal ingredient of Reliv' Arthaffect, is supplied to the Company by Traco.

RESEARCH AND DEVELOPMENT
------------------------

     The Company reestablished its research and development facilities in its Chesterfield facility in 1995. During the period that the Chesterfield facility was damaged due to the flood, research was conducted at the Company's temporary headquarters and at the facilities of the contract manufacturers. The Company conducts research, product development and formulation, testing and quality control, all relating to food products. Research and development costs were $289,000 in 1996, $294,000 in 1995 and $355,000 in 1994.

EMPLOYEES
---------

     As of December 31, 1996, the Company and all subsidiaries had approximately 202 full-time employees compared with 107 such employees at the end of 1995. The significant increase in employees resulted primarily from an increase in manufacturing and warehouse employees, both as a result of the increase in the Company's product sales and as a result of the expansion of the Company's contract manufacturing business segment. The Company believes that its relationship with its employees is satisfactory. In June of 1996, the Company's manufacturing and warehouse employees certified representation by the local Teamsters Union. The Union and the Company are currently negotiating a collective bargaining agreement.

PRODUCT REGULATION
------------------

The formulation, labeling and advertising or promotion of the Company's products are subject to regulation by the Federal Food and Drug Administration (FDA) which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FDCA"), the Federal Trade Commission (FTC) and various agencies of the states or countries into which the Company's products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of the Company's food products and also with respect to the formulation of those products. The skin care products sold by the Company are also subject to FDA regulations with respect to formulation and marketing of cosmetics. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food or cosmetic. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA"). Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on the labels or labeling of nutritional supplements. The Company does not believe these laws or regulations will have a material effect on its products or operations. Nutritional and dietary supplements such as those manufactured and sold by the Company, for which no therapeutic claim is made, are not subject to FDA approval prior to their sale. The Company presently does not anticipate marketing new products which would require FDA approval. However, these products can be removed from the market if shown to be unsafe, and if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation treatment or prevention of disease, it can regulate those products as drugs and require pre-market clearance. In addition, if the FDA determines that the claims concerning a product's affect on the "structure or function" of the body do not meet the requirements of DSHEA, such claims could result in such product being subject to regulation as a drug.

     The Company's advertising of its nutritional supplement products is also subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies (other than the Company) for weight loss and "fat burning" dietary supplement products and plans.

     Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Such regulations have caused delays in introducing certain of the Company's products in the past and such delays have had negative affects on sales.

     The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future.

SALES PROGRAM REGULATION
------------------------

     The Company's distribution and sales program is subject to regulation by the FTC and other federal and state regulation. Various state agencies regulate multi-level distribution activities. The Company is required to register with, and submit information to, certain of such agencies and has complied fully. The Company actively strives to comply with all applicable state and federal laws and regulations affecting its products and its sales and distribution programs. The Attorney Generals of several states have taken an active role in investigating and prosecuting companies whose compensation plans they feel violate local anti-pyramid and/or consumer protection statutes. The Company is unable to predict the effect such increased activity will have on its business in the future nor is the Company able to predict the probability of future laws, regulations or interpretations which may be passed by state or federal regulatory authorities.

     Under current law, the Company's distributors are treated for federal income tax purposes as independent contractors and compensation paid to them is not subject to withholding by the Company. Several bills have been introduced in Congress which would restrict the definition of independent contractor and possibly jeopardize the exempt status enjoyed by direct sellers. Such a change would negatively impact the Company's recruiting efforts. The direct selling industry is strongly opposing such bills as they relate to direct sellers. The Company is unable to assess the likelihood of these or similar bills being enacted. In several states, legislation has been introduced which would narrow the definition of independent contractor for purposes of income tax withholding as well as unemployment compensation, worker's compensation and other employee benefits. To date, the status of direct sellers as independent contractors has not been affected. States are becoming increasingly active in this area, however, and there is no assurance that future legislation at the state level affecting direct sellers will not be enacted.

COMPETITION
-----------

     The Company's products are sold in highly competitive markets against companies with substantially greater sales volume and financial resources than the Company and with brands that are, through advertising and other methods, better known to consumers. The Company competes against other direct selling companies and against companies which sell heavily advertised and promoted products through retail stores, including supermarkets, drug stores and health food stores. The Reliv' Ultrim-Plus, Cellebrate and Celleboost products compete with numerous other products in the weight loss market, including nationally advertised products such as SlimFast(tm). Many companies have entered, or have plans to enter, the sports drink market in which Reliv' Innergize! competes, a market long dominated by Gatorade(tm). Reliv' NOW, Reliv' Classic and Reliv' Fibrestore compete with numerous mineral and vitamin supplement products. The Company's skin care line competes with products sold by numerous, well-established cosmetic companies, including several direct selling companies such as Mary Kay and Avon. With Arthaffect, the Company has entered the relatively new "functional foods" market, which is expected to be extremely competitive and led by the major food companies.

INTERNATIONAL OPERATIONS
------------------------

     Prior to 1991, the Company marketed and sold its products solely within the United States. In February, 1991, Reliv' entered into a joint venture with an Australian corporation and the joint venture began marketing and selling the Company's products in Australia in May, 1991. As of March, 1992, the Company organized Reliv' World to conduct international operations, acquired the business of the Australian joint venture and began conducting business in Australia through Reliv' Australia. In June, 1992, the Company began marketing and selling its products in New Zealand through Reliv' New Zealand, in November, 1992, began marketing and selling its products in Canada through Reliv' Canada, and in August, 1993, began marketing and selling its products in Mexico through Reliv' Mexico. In July, 1995, the Company began marketing and selling its products in the United Kingdom through Reliv' UK, a licensee. Revenues from UK operations were minimal in 1996.

     Each foreign subsidiary and licensee markets, sells and uses substantially the same line of products, labeling and method of distribution as Reliv' in the United States, although not all of the Company's products are available in each country and the formulation of some of the products vary to comply with local governmental regulations or requirements.

     Reference is made to Note 16 of the Consolidated Financial Statements contained in Part IV hereof for financial information on geographical segments.

CONTRACT MANUFACTURING
----------------------

     In the last quarter of 1995, the Company commenced providing contract processing and packaging services at its Chesterfield manufacturing facility. These services include blending, processing and packaging food products in accordance with specifications or materials provided by the customer. At present, the Company is providing these services for two customers on an as-ordered basis. Revenues from these services during 1995 were $279,000, and increased to $3,310,000 in 1996.

     Reference is made to Note 15 of the Consolidated Financial Statements contained in Part IV hereof for financial information on business segments.

ITEM NO. 2 - PROPERTIES
-----------------------

     The Company owns approximately three acres of land and a building containing approximately 46,300 square feet of office, manufacturing and warehouse space located at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri, 63006, where it currently maintains its corporate headquarters. The main facility and surrounding land was severely damaged by a flood in July, 1993, and the Company immediately relocated to offices at 1809 Clarkson, Chesterfield, Missouri, where it maintained its temporary corporate headquarters. The Company began repairs and improvements to its main facility, and finalized relocation of its corporate offices to the facility in February, 1995. The Company's decision to return to the facility was based on its ability to obtain adequate flood insurance to offset future losses if incurred and the government's direction toward upgrading the levee that protects the facility.

     The property was purchased in July, 1991, and, as part of the purchase price for the premises, the Company assumed the remaining principal balance of $850,108 of a 1984 industrial revenue bond with an original principal sum of $975,000. In addition, the Company executed a promissory note to the seller in the amount of $250,000. The principal balances of the bond and promissory note at December 31, 1996, are $649,000 and $205,000, respectively. The promissory note is secured by a deed of trust on the premises. The Company intends to fund its payments under the industrial revenue bond and promissory note from working capital. In 1992, the Company completed an addition to its building of approximately 12,000 square feet used for manufacturing of its products.

     In May, 1993, the Company purchased 3.4 acres of land adjacent to the main facility for $400,000 to be used for expansion of its facilities. The Company has recently formulated plans for a major expansion of its headquarters and manufacturing facilities adjacent to its current building. The proposed construction project would add approximately 90,000 square feet to its current site. The additional space would be utilized for manufacturing and packaging, warehousing for raw materials and finished goods, and administrative offices.

     During 1996, the Company leased approximately 20,800 square feet of warehouse space at a separate site in Chesterfield, Missouri, for shipping and finished goods storage. The lease runs through October 17, 1997, at a rental rate of $8,700 per month, but can be terminated by the Company upon 120 days prior notice.

     The Company leases office space in Parramatta, Australia, Mississauga, Ontario, Canada and in Mexico City, Mexico to support its operations in those areas, and has a contract warehouse arrangement in Auckland, New Zealand.


ITEM NO. 3 - LEGAL PROCEEDINGS
------------------------------

N/A

ITEM NO. 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

N/A

PART II


ITEM NO. 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     The Company's Common Stock was admitted to trading on the Emerging Company Market Place at the American Stock Exchange on March 8, 1993 and subsequently
was approved for listing on the American Stock Exchange Main Board.   Prior to
that time, there was no established public trading market for the Company's Common Stock. On September 6, 1996, the Company moved the listing of its Common Stock to the NASDAQ National Market Tier of the NASDAQ Stock Market under the symbol: RELV.

                    1996 and 1995 Quarterly Stock Price Data
                    ----------------------------------------

                            HI     LO
                          ------  -----
        1996
        ----
        First Quarter      2.273  1.477
        Second Quarter     3.864  1.818
        Third Quarter      7.727  2.727
        Fourth Quarter    11.136  5.227

        1995
        ----
        First Quarter      3.523  2.273
        Second Quarter     2.727  1.875
        Third Quarter      2.273  1.818
        Fourth Quarter     2.159  1.080

     All stock price data has been retroactively adjusted for the Company's 10% stock dividend issued in February 1997.

     As of March 17, 1997, there were approximately 1,530 holders of record of the Company's Common Stock.

     On February 15, 1995, a dividend of $.005 per share was paid to shareholders of record. On October 15, 1995, a dividend of $.005 per share was paid to shareholders of record. On May 15, 1996, a dividend of $.005 per share was paid to shareholders of record. On December 6, 1996, a dividend of $.015 per share was paid to shareholders of record. On February 28, 1997, a 10% stock dividend and a cash dividend of $.01 per share was paid to shareholders of record. The cash dividend on such date was paid on all shares after giving effect to the stock dividend. The amount and timing of future dividends will be subject to declaration of the Board of Directors consistent with results of operation of the Company and its financial condition at the time.

     In March, 1995, the Company instituted an automatic dividend reinvestment plan for its shareholders of record. Participation in the plan, which is voluntary, provides for dividends paid by the Company to be reinvested in shares of common stock at the then current market price. The plan also allows participants to make additional voluntary purchases of common stock on a quarterly basis at the market price.

ITEM NO. 6 - SELECTED FINANCIAL DATA
------------------------------------

     The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


                                                                           Year ended December 31
                                                    1996         1995         1994          1993         1992
                                                 -----------------------------------------------------------------
                                                                                              (1)
Net Sales                                        $40,729,993  $28,913,873  $32,190,444  $43,553,022   $32,274,085

Income from continuing operations, before
extraordinary loss                               $ 1,507,014  $   569,823  $   893,766  $ 3,062,398   $ 3,302,776

Net Income                                       $ 1,507,014  $   569,823  $   893,766  $ 1,649,398   $ 3,302,776

Earnings (loss) per common and common
equivalent share/(2)/:

Primary:

Income before extraordinary loss                         .15          .06          .09          .29           .31

Extraordinary loss                                        --          ---          ---         (.14)          ---
                                                 -----------------------------------------------------------------
     Net Income                                          .15          .06          .09          .15           .31

Fully Diluted:

Income before extraordinary loss                         .14          .06          .09          .29           .31

Extraordinary loss                                       ---          ---          ---         (.14)          ---
                                                 ----------------------------------------------------------------
     Net Income                                          .14          .06          .09          .15           .31

Cash Dividends per share of Common Stock                 .02          .01  $      .015           --            --

Total Assets                                     $11,401,665  $10,276,234  $ 9,660,013  $10,525,380   $ 9,416,710

Long-term debt and capital lease obligations,
less current maturities                          $ 1,478,079  $ 1,416,764  $ 1,000,024  $ 1,072,070   $ 1,117,576


/(1)/ In July, 1993, during the Midwestern floods, a levee broke and flooded 300 area businesses, including the Company's headquarters and manufacturing facility. The effects of this event have been accounted for as an extraordinary loss.

/(2)/ All earnings per share data has been retroactively adjusted for the pro forma effect of the Company's 10% stock dividend issued in February 1997.

ITEM NO. 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS
---------------------

Net Income

1996 vs. 1995

     The Company's 1996 net income was $1,507,000 or $.15 per share ($.14 per share fully diluted). This compares with net income of $570,000, or $.06 per share in 1995. Net income in the United States was $1,686,000 in 1996, compared to $430,000 in 1995. Net income from international operations was a loss of $179,000 in 1996, compared with gain of $140,000 in 1995.

     The increase in net income as compared to 1995 is a result of a 41 percent increase in net sales in 1996 to $40.7 million, as compared to $28.9 million in 1995. Net sales in the United States increased to $34.4 million from $22.2 million in 1995, while net sales in the foreign operations declined slightly to $6.3 million in 1996 from $6.7 million in 1995. Net sales in the United States in 1996 were comprised of $31.1 million in network marketing sales and $3.3 million in contract packaging services. Net sales in the United States in 1995 consisted of $21.9 million in network marketing sales and $279,000 in contract packaging sales.

     Net sales for the fourth quarter of 1996 were $12.0 million, $10.9 million from network marketing sales and $1.1 million from contract packaging services. This is an increase from fourth quarter 1995 net sales of $6.9 million, of which $6.7 million were network marketing sales and $200,000 was from contract packaging services. Increases in network marketing sales during the fourth quarter of 1996 were realized in each of the Company's operations as net sales in the United States increased to $9.1 million, from $5.3 million in 1995, and net sales in the foreign operations increased to $1.8 million, from $1.4 million in 1995.

     In the fourth quarter of 1995, the Company began providing contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales in 1996 were $3.3 million compared to $279,000 in 1995. Direct costs of contract packaging services were 93 percent of revenue. The Company experienced high levels of start up expenses and inefficiencies caused by the rapid increase in contract packaging services which reduced net profit. Direct costs as a percent of revenue improved throughout the year from 108 percent in the first quarter, to 99 percent in the second, to 88 percent in the third quarter to 84 percent in the fourth quarter. The improvement was due to improved controls in the manufacturing process and a new pricing agreement with a major customer that was put into effect September 1, 1996.

     In 1995, the Company strengthened its sales and marketing departments by adding additional personnel to provide support and strategic planning in all subsidiary marketing and business building programs. One element of the strategy developed was the Road to Presidential, designed to encourage distributors to reach the highest level of earnings potential by building their downline organizations. This program was initially introduced in the United States in 1995 and then in the foreign subsidiaries throughout 1996. The Company believes the results of this program have been very successful in the United States and that it will support the efforts to increase sales in the other subsidiaries. To strengthen the strategy of the Road to Presidential the Company introduced the Star Director Program in June 1996. This program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network.

     In 1996 network marketing sales activity in the United States resulted in a larger and more productive number of independent distributors. During 1996, 16,622 new distributors enrolled and 10,305 distributors renewed their distributorships, compared to 14,653 new distributors and 5,470 renewals in 1995. The average wholesale order size in the U.S. (at retail) increased in 1996 to $733 compared to $670 in 1995.

     In March 1994, the Company introduced the Direct Select Program in the United States to make products available to consumers by ordering directly through the Company. In 1996, the program produced sales at retail value of $4.3 million, compared to retail sales of $2.6 million in 1995 and $779,000 in 1994. The Company plans to begin implementing the Direct Select Program in its foreign subsidiaries in 1997.

     The United States 1996 net sales were affected by the introductions of Reliv' Celleboost, a weight loss product, and the Getabetterbody weight loss system, in January 1996, Cool Punch Innergize, an isotonic drink targeted towards children, in June 1996 and Arthaffect, a product designed to nutritionally support bone and joint conditions, in October 1996. For the month of December, 1996 these products represented 16 percent of total product sales.

     Also, 1996 network marketing sales strengthened in the top ten states with an increase of 26 percent when compared to 1995 sales. Illinois, Michigan and Texas were the Company's primary markets in 1996 contributing 35.1 percent of total sales, a decrease of 2.3 percent when compared to the top three markets in 1995, indicating a more diverse base of sales growth.

     In Australia and New Zealand net sales declined to $4,723,000 in 1996 from $5,760,000 in 1995. Fourth quarter 1996 sales increased to $1,260,000 from $1,165,000 in 1995. Fourth quarter sales, traditionally the weakest sales quarter, also exceeded the third quarter 1996 sales of $1,141,000. In October 1996, the Company employed a new sales manager in these markets who is experienced in network marketing sales. Sales in Australia and New Zealand have been affected by continued delays in the introduction of several new products due to regulatory policies, plus increased levels of competition. The Company expects to introduce several new products in 1997 for these markets. New distributor enrollments declined in Australia and New Zealand to 3,108 from 4,373 in 1995. Distributor renewals in Australia were 41% and in New Zealand 36% in 1996 as compared to 38% and 29% in 1995, respectively.

     Net sales in Canada increased in 1996 to $1,247,000 from $494,000 in 1995. New distributor enrollments increased to 1,165 from 376 in 1995. The 1996 net sales in Canada were positively affected by the introductions of Reliv Optain, an isotonic drink similar to the Innergize sold in the United States, and Celleboost, a weight loss product, in January 1996. These products represented 14 percent of total product sales for 1996.

     In Mexico net sales continued to decline as the economy contributed to Reliv Mexico's inability to increase net sales and reach profitability. Net sales in Mexico in 1996 were $352,000, compared to $436,000 in 1995 and $1,008,000 in 1994. As of the end of 1996, the value of the peso to U.S. dollars declined by 61 percent compared to the value at the beginning of 1994. To offset the devaluation of the peso, the Company has substantially increased the retail price of its products. This had a significant negative effect on the ability to sell the product and therefore contributed to the reduction in sales. As a result, new distributor enrollment declined in 1995 to 487 compared to 1,001 in 1995.

     The Company believes that its computer hardware and software will meet its administrative needs in the United States and in its foreign subsidiaries in the foreseeable future.

1995 vs. 1994

     The Company's 1995 net income was $570,000 or $.06 per share. This compares with net income $894,000 or $.09 per share in 1994. Income in the United States was $430,000 in 1995, compared to $431,000 in 1994. Income after taxes from international operations was $140,000 in 1995, compared with $463,000 in 1994.

     The reduction in net profit as compared to 1994 is a result of a decrease in net sales in 1995 to $28.9 million, as compared to $32.2 million in 1994.
Net sales declined in the foreign operations from $11.4 million in 1994 to $6.7 million in 1995, while net sales in the United States increased to $22.2 million from $20.8 million in 1994.

     The Company believes the increase in 1995 net sales in the United States is due to a strengthening in its primary markets, comprising ten states, which increased by 12.9 percent when compared to 1994, and an increase in the sales placed through the Company's Direct Select Program described above.

     The Company believes the decline in sales in the foreign operations in 1995 is a result of several factors which had a negative effect on sales momentum.
In Australia and New Zealand net sales were affected by the delay in introducing several new products due to regulatory policies, increased competition, and several key distributors who either reduced or terminated their daily involvement leaving a short-term lack of distributor leadership. The Company believes that these events may have affected both 1995 sales, as well as the recruitment of new distributors, which can have a more long-term affect on sales.

     In Canada and Mexico the operation's net sales were affected by the absence of sales managers since fourth quarter 1994 through mid-1995. The Company employed a sales manager in Mexico in May 1995 and in Canada in August 1995. Both individuals are experienced in network marketing and are citizens of their respective country.

     In Mexico the decline in the economy contributed to Reliv Mexico's inability to increase net sales and reach profitability. During 1995, the value of the peso to U.S. dollars declined approximately 36 percent compared to the 1994 value. To offset the devaluation of the peso, on

February 1, 1995, the Company substantially increased the retail price of its products. This had a negative effect on the ability to sell the product and therefore contributed to the reduction in sales.

Cost of Sales:

     During 1996, cost of network marketing products sold improved to 19 percent of net sales compared with 21 percent in 1995, and 23 percent in 1994. The principal cause for the improvement in gross profit margins is the return to the Company's manufacturing facility in June 1995, which resulted in improved manufacturing controls and the ability to increase the utilization of the manufacturing facility by providing contract packaging services. Also, the Company received approval from the Australian and Canadian health departments to manufacture products at its facility in St. Louis and export to those countries. Prior to this approval, the Company utilized contract manufacturers in each of these countries to provide products. The result of this approval is lower cost of goods and higher quality products.

     Cost of network marketing products sold decreased to 18 percent in the fourth quarter of 1996 from 19 percent for the same period in 1995.

Distributor Royalties and Discounts:

     Distributor royalties and discounts as a percentage of network marketing sales decreased to 36 percent in 1996 from 37 percent in 1995. Fourth quarter 1996 distributor royalties and discounts decreased to 36 percent from 40 percent in 1995. The reduced level as a percent of revenues is attributable to an increase in non-commissionable revenues generated through the sale of distributor kits, sales materials and shipping and handling charges.

     Distributor royalties and commissions increased to 37 percent in 1995 from 33 percent in 1994. This is due to an increase in net sales from the Company's Direct Select program from 1994 levels. In this program, customers purchase directly from the Company at full retail price and the Company distributes to the distributor force 45 percent of the purchase price as a commission earned. This is higher than the average commission paid by the Company to distributors on direct sales to customers. In addition, in 1995, the Company paid royalties of $366,000 through the Ambassador Program, which rewards distributors who promote growth and provide sales leadership, an increase of 93 percent over 1994.

     Distributor royalties and commissions are governed by the distributor agreements and are directly related to the level of sales. The Company pays as a percentage of retail sales up to 18 percent in royalties and as much as 45 percent in commissions.

Selling, General and Administrative

     Selling, general and administrative expenses as a percentage of net sales decreased to 36 percent for 1996, from 39 percent in 1995 and from 41 percent in 1994. The decrease in 1996 is primarily a result of the increase in net sales and the Company's ability to operate with limited increases in operational expenses. The decrease in 1995 compared to 1994 was due to efficiencies associated with the Company's returns to its corporate offices in first quarter 1995. Selling, general and administrative expenses were affected during 1996 as the Company increased sales production incentives compared to 1995 by $620,000, or 1.5 percent of revenues, and added in June 1996, the Star Director Program, which rewards distributors who reached certain growth levels with an additional bonus based on the retail sales of their distributor network. The Company paid $420,000, or 1.0 percent of revenues, in 1996 in Star Director Bonuses.

     Selling, general and administrative expenses as a percentage of net sales were lower in the fourth quarter 1996 as expenses were 35 percent of net sales compared to 40 percent during the fourth quarter 1995. The increase in net revenues from $6,898,000 in the fourth quarter 1995 to $12,044,000 in 1996 is the primary reason.

Interest Expense:

     Interest expense increased in 1996 to $213,000 from $146,000 in 1995 and from $81,000 in 1994. The increase in 1996 is due to a loan package secured to finance the rehabilitation of the Company's office and manufacturing facility, plus the purchase of additional manufacturing equipment required to provide contract packaging services. Short-term debt, capital lease obligations and long-term debt increased to $1,761,000 from $1,627,000 in 1995.

Other Income/Expense:

     Other income decreased to $147,000 in 1996 from $226,000 in 1995 and from $134,000 in 1994. This is due to a decrease in interest earned from cash investments made by the Company in interest-bearing accounts or financial instruments and foreign exchange gains in 1995.

Income Taxes:

     The provision for income taxes increased to $950,000, or 2.3 percent of net sales in 1996, from .6 percent of net sales or $187,000 in 1995, and .6 percent of net sales, or $183,000 in 1994. The effective tax rate for 1996 was 39 percent. Effective tax rates for 1995 and 1994 were 25 percent and 17 percent, respectively. The effective rates for 1995 and 1994 were lower than the United States statutory rate as a result of the conversions of Reliv' Canada to an unlimited liability company in 1995 and Reliv' Mexico to a limited liability company in 1994. The 1996 effective rate was more in line with the United States statutory rate of 34 percent, plus applicable state income tax rates, as compared to prior years.

FINANCIAL CONDITION
-------------------

     The Company generated cash flow of $2,122,000 from operating activities during 1996 and $364,000 through long-term financing. This compares to $803,000 generated from operating activities and $662,000 through long-term financing in 1995. Cash and cash equivalents increased $602,000 to $2,109,000 by year-end 1996. The Company utilized the funds generated through operations to acquire $765,000 of property, plant and equipment, to repurchase 309,189 shares of common stock at a cost of $872,000 and to pay dividends of $179,000.

     Current assets increased to $6,553,000 at December 31, 1996 from $5,499,000 as of December 31, 1995, primarily due to the increase in cash and cash equivalents as described above. Accounts receivable increased by $398,000 to $1,056,000 from the December 31, 1995 balance of $659,000 as a result of the increase in contract packaging services, which are generally paid on 30 day terms. Inventories remained relatively constant at $2,762,000 as the inventory turnover ratio improved to its current rate of 3.9 from 2.4 in 1995.

     Property, plant and equipment, after dispositions, increased $721,000 to $6,996,000 at December 31, 1996, as a result of the acquisition of manufacturing equipment, primarily high speed pouching equipment, which provides versatility to the manufacturing process and expanded the Company's capability to meet the needs of its contract packaging customers.

     Current liabilities increased to $3,866,000 at December 31, 1996 from
$3,352,000 at December 31, 1995.   The increase in current liabilities is mainly
in distributor commissions payable and sales taxes payable, which increased by $284,000 and $72,000 respectively, as a result of increased net sales as compared to December 31, 1995. Accrued payroll and payroll taxes increased to $391,000 at December 31, 1996 from $156,000 for the prior year end, primarily due to $240,000 in accrued incentive compensation due to officers.

     Long-term debt increased slightly to $1,478,000 from $1,417,000 as of December 31, 1995. The Company entered into a loan agreement in January 1996 to provide additional financing and to retire a loan the Company entered into in the fourth quarter 1994 with its previous bank. The agreement includes a $950,000 term loan, the proceeds of which were used to retire $423,000 of outstanding debt on a $500,000 term loan and $163,000 outstanding on a line of credit, and $364,000 to finance the acquisition of additional manufacturing equipment. The agreement also includes operating lines of credit of $1,500,000 that replaced a $500,000 line of credit. At December 31, 1996, the Company was not utilizing the lines of credit.

     Stockholders' equity increased to $6.1 million compared with $5.5 million in 1995. The improvement is due to the net income of the Company. During 1996, the Company invested $872,000 to repurchase 309,189 shares of common stock and paid cash dividends of $179,000.

     The Company's working capital balance has improved by $540,000 since December 31, 1995. The current ratio at December 31, 1996 was 1.7. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 1997.

     On January 31, 1997, the Company declared a 10% stock dividend and a cash dividend of $0.01 per share paid on February 28, 1997 to recordholders as of February 14, 1997. The stock dividend resulted in a transfer from retained earnings to the common stock account in the amount of $5,848,000, which was based on the closing price of $6.50 per share of Common Stock on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes reflect the increased number of shares as a result of the stock dividend.

     Forward-looking statements made in this filing involve material risks and uncertainties that could cause actual results and events to differ materially from those set forth, or implied, including the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.


ITEM NO. 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------

     Reference is made to the Consolidated Financial Statements contained in
Part IV hereof.


ITEM NO. 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
----------------------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

     None.


PART III

ITEM NO. 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------------

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 28, 1997, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM NO. 11 - EXECUTIVE COMPENSATION
------------------------------------

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 28, 1997, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM NO. 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------------

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 28, 1997, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


ITEM NO. 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 28, 1996, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

PART IV
-------

ITEM NO. 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K
----------------------------------------------------------------------------

     (a)  1.   The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial
               Statement Schedules.

          2. The Consolidated Financial Statement Schedules filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

          3.   Exhibits:

                                                           Exhibit
          Document                                         Number
          --------                                         -------

     Articles of Incorporation, as amended
     (incorporate by reference Exhibit 3.1 to
     the Form 10-K of the Registrant for year
     ended December 31, 1995)                                 3.1

     By-laws, as amended
     (incorporate by reference Exhibit 3.2
     to the Form 10-K of the Registrant for
     year ended December 31, 1992)                            3.2

     Voting Trust Agreement
     (incorporate by reference Exhibit
     9 to the Form 10-K of the Registrant
     for year ended December 31, 1987)                        9

     Amended Exclusive License Agreement
     (incorporate by reference Exhibit 10.1
     to the Form 10-K of the Registrant
     for year ended December 31, 1992)                       10.1

     Asset Purchase Agreement
     (Australian Joint Venture)
     (incorporate by reference Exhibit 10.2
     to the Form 10-K of the Registrant
     for year ended December 31, 1992)                       10.2

                                                           Exhibit
          Document                                         Number
          --------                                         -------

     Master Agent Agreement
     (re: Australia)
     (incorporate by reference Exhibit 10.3
     to the Form 10-K of the Registrant for year
     ended December 31, 1992)                                10.3

     Tobin Stock Purchase Agreement
     (incorporate by reference Exhibit 10.6
     to the Form 10-K of the Registrant
     for year ended December 31, 1992)                       10.4

     Tobin Consulting Agreement
     (incorporate by reference Exhibit 10.7
     to the Form 10-K of the Registrant
     for year ended December 31, 1992)                       10.5

     1995 Stock Option Plan
     (incorporate by reference Exhibit 10.7 to
     the Form 10-K of the Registrant for year
     ended December 31, 1995)                                10.6

     Montgomery Employment Agreement
     dated April 13, 1994 (incorporate by
     reference Exhibit 10.12 to the Form 10-Q
     of the Registrant for quarter ended June 30, 1994).     10.7

     Hastings Employment Agreement
     dated April 13, 1994 (incorporate by
     reference Exhibit 10.13 to the Registrant's
     Form 10-Q for quarter ended June 30, 1994).             10.8

     Kreher Employment Agreement dated
     April 13, 1994 (incorporate by
     reference Exhibit 10.14 to the Registrant's
     Form 10-Q for quarter ended June 30,
     1994).                                                  10.9

                                                           Exhibit
          Document                                         Number
          --------                                         -------

     1994 Annual Incentive Compensation Plan
     (incorporate by reference Exhibit 10.11 to
     the Form 10-K of the Registrant for year ended
     December 31, 1995)                                      10.10

     1994 Long-Term Incentive Compensation Plan
     (incorporate by reference Exhibit 10.12 to the
     Form 10-K of the Registrant for year ended
     December 31, 1995)                                      10.11

     Agreement with Avogen, Inc. dated July 1, 1995
     (incorporate by reference Exhibit 10.13 to the
     Form 10-K of the Registrant for year ended
     December 31, 1995)                                      10.12

     Agreement with Conkle & Olesten and Avogen, Inc.
     dated July 1, 1995 (incorporate by reference Exhibit
     10.14 to the Form 10-K of the Registrant for year
     ended December 31, 1995)                                10.13

     Agreement with Traco Labs, Inc.                         10.14

     Statement re: computation of per
     share earnings                                          11

     Subsidiaries of the Registrant
     (incorporate by reference the
     the Registrants's Response to
     Item 1 of Part I of this Form 10-K)                     22

     Consent of Ernst & Young L.L.P.,
     Independent Auditors                                    23

     (b)  N/A

     (c) The Exhibits listed in subparagraph (a)(3) of this Item 14 are attached hereto. Unless incorporated by reference to a previous filing.

     (d) The Schedules listed in subparagraph (a)(2) of this Item 14 are attached hereto.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       RELIV' INTERNATIONAL, INC.
----------------------------------------

By:      /s/ Robert L. Montgomery
       -------------------------------------------------------------------------
       Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date:  March 28, 1997

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Robert L. Montgomery
       -------------------------------------------------------------------------
       Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date:  March 28, 1997

By:      /s/ David G. Kreher
       -------------------------------------------------------------------------
       David G. Kreher, Senior Vice President, Chief Operating Officer, Assistant Secretary (principal financial and accounting officer)

Date:  March 28, 1997

By:      /s/ Carl W. Hastings
       -------------------------------------------------------------------------
       Carl W. Hastings, Executive Vice President, Assistant Secretary, Director

Date:  March 28, 1997

By:      /s/ Stephen M. Merrick
       -------------------------------------------------------------------------
       Stephen M. Merrick, Secretary, Director

Date:  March 28, 1997

By:      /s/ Donald L. McCain
       -------------------------------------------------------------------------
       Donald L. McCain, Director

Date:  March 28, 1997

By:      /s/ Sandra S. Montgomery
       -------------------------------------------------------------------------
       Sandra S. Montgomery, Director

Date:  March 28, 1997

                                                                  Item No. 14(a)

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule



                                    Contents

Consolidated Financial Statements:
 Report of Independent Auditors.......................................   F-1
 Consolidated Balance Sheets as of December 31, 1996 and 1995.........   F-2
 Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994....................................   F-4
 Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994....................................   F-5
 Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994....................................   F-6
 Notes to Consolidated Financial Statements  December 31, 1996........   F-8

Financial Statement Schedule:
 Schedule II  Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994...............................  F-28

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                       [LETTERHEAD OF ERNST & YOUNG LLP]


                         Report of Independent Auditors

Board of Directors and Stockholders
Reliv' International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv' International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv' International, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /S/ Ernst & Young LLP

                       [Letterhead of Ernst & Young LLP]



March 10, 1997

                  Reliv' International, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                 December 31
                                              1996          1995
                                          -----------   -----------
Assets
Current assets:
 Cash and cash equivalents                $ 2,108,770   $ 1,507,176
 Accounts and notes receivable, less
  allowances of $13,000 in 1996 and
  $7,000 in 1995                            1,056,360       658,607
 Inventories:
  Finished goods                            1,219,295     1,012,987
  Raw materials                             1,136,897     1,014,385
  Sales aids and promotional materials        405,768       485,795
                                          -----------   -----------
                                            2,761,960     2,513,167

 Refundable income taxes                       48,949       229,438
 Prepaid expenses and other current
  assets                                      512,031       529,364
 Deferred income taxes                         65,000        61,000
                                          -----------   -----------
Total current assets                        6,553,070     5,498,752

Deferred costs                                 79,223       158,734

Property, plant and equipment:
 Land                                         790,677       780,346
 Building                                   2,863,457     2,851,407
 Machinery and equipment                    1,693,849     1,181,260
 Office equipment                             328,780       280,978
 Computer equipment and software            1,245,137     1,145,944
 Construction in progress                      74,423        35,500
                                          -----------   -----------
                                            6,996,323     6,275,435
 Less accumulated depreciation and
  amortization                             (2,226,951)   (1,656,687)
                                          -----------   -----------
                                            4,769,372     4,618,748
                                          -----------   -----------
                                          $11,401,665   $10,276,234
                                          ===========   ===========




                                                              DECEMBER 31
                                                          1996          1995
                                                     ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                $ 3,496,058   $ 2,988,496
 Income taxes payable                                      65,102       138,336
 Current maturities of long-term debt and
  capital lease obligations                               282,502       210,256
 Unearned income                                           22,602        14,766
                                                     ---------------------------
Total current liabilities                               3,866,264     3,351,854


Capital lease obligations, less current maturities         13,211        75,573
Long-term debt, less current maturities                 1,464,868     1,341,191




Stockholders' equity:
 Common stock, no par value; 20,000,000 shares
  authorized, 9,900,529 shares issued in 1996 and
  1996 and 9,311,301 shares issued in 1995              9,211,826    3,412,986
 Notes receivable-officers and directors                   (4,633)      (4,633)
 Retained earnings (deficit)                           (2,516,181)   2,714,723
 Foreign currency translation adjustment                   10,970      (79,634)
 Less cost of treasury stock-250,580
  shares in 1996 and 214,366 shares in 1995              (644,660)    (535,826)
                                                     ---------------------------
                                                        6,057,322     5,507,616

                                                     ---------------------------
                                                      $11,401,665   $10,276,234
                                                     ===========================


                                                                             F-3
See accompanying notes.

                  Reliv' International, Inc. and Subsidiaries

                       Consolidated Statements of Income


                                                   Year ended December 31
                                              1996          1995          1994
                                        -----------------------------------------


Sales at suggested retail                 $60,840,620   $46,466,287   $52,679,333
Less distributor allowances on
 product purchases                         20,110,627    17,552,414    20,488,889
                                        -----------------------------------------
Net sales                                  40,729,993    28,913,873    32,190,444

Costs and expenses:
 Cost of products sold                     10,193,418     6,386,806     7,452,791
 Distributor royalties and commissions     13,429,386    10,678,500    10,666,789
 Selling, general and administrative       14,585,127    11,171,344    13,047,001
                                        -----------------------------------------
                                           38,207,931    28,236,650    31,166,581
                                        -----------------------------------------
Income from operations                      2,522,062       677,223     1,023,863

Other income (expense):
 Interest expense                            (212,819)     (146,476)      (80,665)
 Other income                                 147,771       226,076       133,568
                                        -----------------------------------------
Income before income taxes                  2,457,014       756,823     1,076,766
Provision for income taxes                    950,000       187,000       183,000
                                        -----------------------------------------
Net income                                $ 1,507,014   $   569,823   $   893,766
                                        =========================================


Earnings per common and common
 equivalent share (1)                            $.15          $.06          $.09

(1) Per share data reflects the pro forma effect of the Company's 10 percent stock dividend declared on January 31, 1997 and distributed on February 28, 1997.

See accompanying notes.

                  Reliv' International, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                                                                                    Common Stock
                                                           Notes                  Foreign                         Under Repurchase
                                       Common Stock     Receivable-               Currency    Treasury Stock         Agreements
                                  --------------------- Officers and   Retained Translation  --------------------------------------
                                     Shares      Amount  Directors     Earnings  Adjustment   Shares      Amount  Shares    Amount
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1993      9,653,044  $3,473,335  $(53,190)  $ 2,350,885  $  (5,136)  196,642  $(493,336)  65,217 $(132,165)
  Issuance of common stock
    in lieu of payment for
    consulting services              10,000      25,000        --            --         --        --         --       --        --
  Common stock purchased for
    treasury                             --          --        --            --         --   166,697   (325,528)      --        --
  Common stock purchased for
    treasury from directors              --          --        --            --         --    27,827    (86,383)      --        --
  Repayment of loans by
    officers and directors               --          --    42,667            --         --        --         --       --        --
  Reduction of reserve for
    common stock redemption
    under repurchase agreement           --          --        --            --         --        --         --       --    13,754
  Acquisition of treasury
    stock under agreements               --          --        --            --         --    65,217   (118,411) (65,217)  118,411
  Foreign currency translation
    adjustment                           --          --        --            --     65,338        --         --       --        --
  Cancellation of treasury stock   (190,131)    (38,027)       --      (362,251)        --  (190,131)   400,278       --        --
  Dividends paid ($.01 per share)        --          --        --      (142,978)        --        --         --       --        --
  Net income                             --          --        --       893,766         --        --         --       --        --
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 1994      9,472,913   3,460,308   (10,523)    2,739,422     60,202   266,252   (623,380)      --        --
  Common stock purchased for
    treasury                             --          --        --            --         --   109,726   (365,544)      --        --
  Repayment of loans by
    officers and directors               --          --     5,890            --         --        --         --       --        --
  Foreign currency translation
    adjustment                           --          --        --            --   (139,836)       --         --       --        --
  Cancellation of treasury stock   (161,612)    (47,322)       --      (500,776)        --  (161,612)   453,098       --        --
  Dividends paid ($.01 per share)        --          --        --       (93,746)        --        --         --       --        --
  Net income                             --          --        --       569,823         --        --         --       --        --
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 1995      9,311,301   3,412,986    (4,633)    2,714,723    (79,634)  214,366   (535,826)      --        --
  Common stock purchased for
    treasury                             --          --        --            --         --   309,189   (823,808)      --        --
  Options exercised                   8,113      10,266        --            --         --        --         --       --        --
  Foreign currency translation
    adjustment                           --          --        --            --     90,604        --         --       --        --
  Cancellation of treasury stock   (295,755)    (59,154)       --      (710,820)        --  (295,755)   714,974       --        --
  Dividends paid ($.02 per share)        --          --        --      (179,370)        --        --         --       --        --
  Stock dividend declared
    January 31, 1997                876,870   5,847,728        --    (5,847,728)        --    22,780         --       --        --
  Net income                             --          --        --     1,507,014         --        --         --       --        --
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 1996      9,900,529  $9,211,826  $ (4,633)  $(2,516,181) $  10,970   250,580  $(644,660)      -- $      --
                                  ================================================================================================

See accompanying notes.

                  Reliv' International, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                          Year ended December 31
                                                     1996          1995          1994
                                                ----------------------------------------
Operating activities
Net income                                        $1,507,014   $   569,823    $  893,766
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                      629,157       452,141       491,414
  Provision for losses on accounts receivable         78,699             -         1,132
  Provision for deferred income taxes                 (1,974)       13,017        (8,246)
  Loss on sale of property, plant and equipment            -             -        19,371
  Foreign currency translation loss                    3,169        27,315        35,738
  Common stock issuance in lieu of
   compensation                                            -             -        25,000
  Increase in accounts and notes receivable         (480,365)     (470,654)      (75,710)
  (Increase) decrease in inventories                (216,431)      262,765       737,960
  (Increase) decrease in refundable income taxes     183,454        41,199      (138,751)
  (Increase) decrease in prepaid expenses and
   other current assets                              (61,861)     (187,073)       44,880
  (Increase) decrease in deferred costs               69,753      (122,689)        5,056
  Increase (decrease) in accounts payable and
   accrued expenses                                  480,944       324,388      (843,365)
  Decrease in income taxes payable                   (77,890)     (102,824)     (451,401)
  Increase (decrease) in unearned income               7,839        (4,264)          886
                                                ----------------------------------------
Net cash provided by operating activities          2,121,508       803,144       737,730

Investing activities
Proceeds from the sale of property, plant and
 equipment                                               837             -        11,067
Purchase of property, plant and equipment           (765,386)   (1,330,083)     (392,110)
Proceeds from the sale of investments                 81,969             -             -
Repayment of loans to officers and directors               -         5,890        28,228
                                                ----------------------------------------
Net cash used in investing activities               (682,580)   (1,324,193)     (352,815)

Financing activities
Proceeds from long-term borrowings and line of
 credit                                              363,887       662,297             -
Principal payments on long-term borrowings and
 line of credit                                     (171,097)     (112,236)      (45,296)
Principal payments under capital lease obligations   (59,230)      (61,774)      (52,717)
Proceeds from stock warrants exercised                10,266             -             -
Dividends paid                                      (179,370)      (93,745)     (142,978)
Purchase of treasury stock                          (878,808)     (460,543)     (457,745)
                                                ----------------------------------------
Net cash used in financing activities               (914,352)      (66,001)     (698,736)
Effect of exchange rate changes on cash and cash
 equivalents                                          77,018       (74,531)      136,056
                                                ----------------------------------------
Increase (decrease) in cash and cash equivalents     601,594      (661,581)     (177,765)
Cash and cash equivalents at beginning of year     1,507,176     2,168,757     2,346,522
                                                ----------------------------------------
Cash and cash equivalents at end of year          $2,108,770   $ 1,507,176    $2,168,757
                                                ========================================

                  Reliv' International, Inc. and Subsidiaries

                                                       Year ended December 31
                                                      1996      1995      1994
                                                    ----------------------------
Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                      $217,698  $138,404  $ 81,155
                                                    ============================
      Income taxes                                  $845,632  $346,931  $775,140
                                                    ============================

    Noncash investing and financing transactions:
      Treasury stock received from officer/director
        in lieu of repayment on notes and accounts
        receivable                                  $     --  $     --  $ 72,577
                                                    ============================
      Capital lease obligations entered into        $     --  $ 35,230  $ 19,680
                                                    ============================

See accompanying notes.

                  Reliv' International, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                               December 31, 1996

1.  Nature of Business and Significant Accounting Policies

Nature of Business

Reliv' International, Inc. (the Company) produces a line of food products including nutritional supplements, diet management products, granola bars and sports drink mixes. The Company also distributes a line of premium skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company who sell products directly to consumers. The Company and its subsidiaries and licensees sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico and the United Kingdom. In addition, in the fourth quarter of 1995, the Company began providing contract processing and packaging services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost or market. Product cost is determined using standard costs, which approximate the first-in, first-out basis. Other inventory cost is determined using the first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are stated on the cost basis. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line or accelerated method over the useful life of the related assets.

Deferred Costs

The costs of brochures, design fees for product labels and organization costs are capitalized and amortized on a straight-line basis over the respective assets' useful lives, typically three to five years.

                  Reliv' International, Inc. and Subsidiaries

1. Nature of Business and Significant Accounting Policies (continued)

Revenue Recognition

The Company generally receives its sales price in cash accompanying orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 25 percent to 45 percent of such suggested retail price. Sales revenue and commission expense are recorded when the merchandise is shipped. Unearned income represents prepaid orders for which the Company has not shipped the merchandise.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred.

Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from financial statement accruals and reserves.

Foreign Currency Translation

Each foreign subsidiary's assets and liability accounts, which are originally recorded in the appropriate local currencies, are translated into United States dollar amounts at the year-end exchange rates. Revenue and expense accounts are translated at the average rates for the year. Transaction gains and losses, the amounts of which are immaterial, are included in selling, general and administrative expenses. Foreign exchange translation adjustments are accumulated in a separate component of stockholders' equity.

The foreign exchange translation adjustment for 1995 reflects the consolidated effect on the Company resulting from the decline in the value of the Mexican peso relative to the U.S. dollar of approximately 36 percent in 1995. In 1996, the Mexican peso remained relatively stable, while the Australian and New Zealand dollars improved from their 1995 levels. The magnitude of the effect on the foreign exchange translation adjustment is

                  Reliv' International, Inc. and Subsidiaries

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation (continued)

mitigated by the fact that the U.S. dollar denominated intercompany financing of the Mexican subsidiary is considered of a long-term investment nature. Accordingly, the effect of exchange rate fluctuations on the intercompany financing is accumulated as a separate component of stockholders' equity.

Stock-Based Compensation

The Company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Since the Company grants stock options at an exercise price not less than the fair value of the shares at the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting and Disclosure of Stock-Based Compensation," effective for years beginning after December 1995. The Company has elected to disclose the effects of this pronouncement in a footnote to these financial statements (see
Note 6).

Earnings per Common and Common Equivalent Share

Earnings per common and common equivalent share were computed on net income using the weighted average number of shares of common stock and common stock equivalents outstanding during each year. On January 31, 1997, the Company declared a 10 percent stock dividend on the Company's common stock which was distributed on February 28, 1997 to shareholders of record on February 14, 1997. The dividend was transferred from retained earnings to common stock in the amount of $5,848,000, which was based on the closing price of $6.50 per share on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive recognition to the stock dividend.

Cash Equivalents

The Company's policy is to consider demand deposits and short-term investments with a maturity of three months or less when purchased as cash equivalents.

                  Reliv' International, Inc. and Subsidiaries

1. Nature of Business and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 effective January 1, 1996 and determined that no impairment losses exist.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.

2. Research and Development Expenses

Research and development expenses of $289,035, $293,850 and $355,256 in 1996, 1995 and 1994, respectively, were charged to selling, general and administrative expenses as incurred.

                  Reliv' International, Inc. and Subsidiaries

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 1996 and 1995, consist of the following:


                                                        1996          1995
                                                    ------------------------
Trade payables                                      $1,688,777    $1,801,965
Distributors commissions                             1,064,023       780,070
Sales taxes                                            225,509       153,893
Payroll and payroll taxes                              391,905       156,347
Other                                                  125,844        96,221
                                                    ------------------------
                                                    $3,496,058    $2,988,496
                                                    ========================

4. Short-Term Borrowings

In 1994, the Company obtained a $500,000 line of credit with a bank. The line of credit, which originally matured in December 1995, was extended through March 1996. In January 1996, the line of credit was repaid with the proceeds of a new term loan (see Note 5). In addition to the new term loan, the Company obtained two separate lines of credit amounting to $500,000 and $1,000,000, respectively. Borrowings under the $500,000 line of credit are due January 1998 and bear interest, payable monthly, at the prime rate. Borrowings under the $1,000,000 line of credit are due February 2001 and bear interest, payable monthly, at the prime rate. A portion of the Company's inventory and property, plant and equipment with a net book value of $3,491,000 are pledged as security under the terms of the agreements. The agreements include restrictive covenants, including a requirement that the Company maintain a current ratio of 1.5 to 1.0 and a minimum net worth of $5,500,000. As of December 31, 1996, the Company had no borrowings against these lines of credit.

                  Reliv' International, Inc. and Subsidiaries

5. Long-Term Debt

Long-term debt at December 31, 1996 and 1995, consists of the following:

                                                            1996         1995
                                                        ------------------------
Industrial revenue bonds payable in monthly
  installments (including interest at 85% of
  prime) not to exceed $9,611, commencing
  August 1, 1991; secured by land and building
  (net book value $2,881,000 at December 31,
  1996); balance due on March 1, 2005                   $  649,476   $  695,770

Note payable in monthly installments (including
  interest at prime and additional interest at
  15% of prime on the balance of the industrial
  revenue bonds) equal to $9,611 less installment
  applied to industrial revenue bond, commencing
  August 1, 1991; unsecured; balance due on
  March 1, 2005                                            204,755      204,755

Credit facility (including line of credit and
  term loan)                                                    --      591,620

Term loan payable in monthly installments of
  $19,550, including interest at 8.5% through
  April 2001; secured by land, equipment and
  inventory (net book value of $3,491,000 at
  December 31, 1996)                                       830,705           --
                                                        -----------------------
                                                         1,684,936    1,492,145
Less current maturities                                   (220,068)    (150,954)
                                                        -----------------------
                                                        $1,464,868   $1,341,191
                                                        =======================

                  Reliv' International, Inc. and Subsidiaries

5. Long-Term Debt (continued)

Principal maturities of long-term debt at December 31, 1996 are as follows:

       1997           $  220,068
       1998              240,838
       1999              263,594
       2000              288,529
       2001              141,373
       Thereafter        530,534
                      ----------
                      $1,684,936
                      ==========

6. Stock Options, Warrants, Treasury Stock and Repurchase Agreements

Stock Options

The Company had an incentive stock option plan for key employees which expired in January 1995. Accordingly, no additional options can be granted under this plan as of that date. At December 31, 1995, options for 172,000 shares and 228,000 shares were outstanding at an option price of $2.25 and $2.475 per share, respectively. The options are exercisable at various dates through December 1999.

In May 1995, the Company adopted an incentive stock option plan which provides for the grant of incentive stock options and nonqualified stock options for employees (including officers) and other consultants and advisors to the Company. A maximum of 1,000,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee and nonemployee director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee and nonemployee director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  Reliv' International, Inc. and Subsidiaries

6. Stock Options, Warrants, Treasury Stock and Repurchase Agreements (continued)

Stock Options (continued)

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.15 percent to 5.30 percent for 1995 and 5.15 percent to 6.10 percent for 1996; dividend yield of .50 percent; volatility factor of the expected price of the Company's stock of .658 for both years; and a weighted average expected life of the options of 3.72 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and nonemployee director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and nonemployee director stock options.

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the options' vesting period. The effects of applying the pro forma disclosure provisions of SFAS 123 are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows:

                                   1996       1995
                                --------------------
Pro forma net income            $1,385,941  $537,842

Pro forma earnings per share    $      .13  $    .05

                  Reliv' International, Inc. and Subsidiaries

6. Stock Options, Warrants, Treasury Stock and Repurchase Agreements (continued)

Stock Options (continued)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                    1996                     1995                      1994
                             -----------------------------------------------------------------------
                                       Weighted                 Weighted                    Weighted
                                         Avg.                     Avg.                        Avg.
                                       Exercise                 Exercise                    Exercise
                             Options     Price       Options     Price         Options       Price
                             -----------------------------------------------------------------------
Outstanding beginning of
  the year                   803,500      $1.884     400,000     $2.378             --      $   --
Granted:
  Price = fair value         187,500       2.59      350,500      1.375        174,000       2.25
  Price (greater than) fair
    value                         --         --       53,000      1.513        226,000       2.475
Exercised                     (9,500)     1.375           --         --             --          --
Forfeited                     (2,500)     1.375           --         --             --          --
                             -------                 -------                   -------
Outstanding end of year      979,000     $2.024      803,500     $1.884        400,000      $2.375
                             =======                 =======                   =======

Exercisable at end of year   451,662         --      246,831         --         66,666          --
                             =======                 =======                   =======

                                                      As of December 31, 1996

                                        Options Outstanding                                            Options Exercisable
                           -------------------------------------------                     -----------------------------------------
    Range of                 Number                  Weighted Avg.         Weighted Avg.       Number               Weighted Avg.
Exercise Prices           Outstanding               Remaining Life        Exercise Price    Exercisable           Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$1.375 - $2.00              449,000                      3.95                 $1.462           221,664                 $1.473
$2.25 - $2.875              530,000                      3.31                   2.50           229,998                  2.443
                            -------                                                            -------

$1.375 - $2.875             979,000                      3.61                 $2.024           451,662                 $1.967
                            =======                                                            =======

Warrants

In 1995, the Company, as part of a consulting agreement, issued warrants to purchase 3,058 shares of common stock. The exercise prices of these warrants range from $.05 per share to $2.125 per share and have a term of two years. In 1996, as part of this same agreement, the Company issued warrants to purchase 34,578 shares with the same range of exercise prices and terms of the warrants issued in the previous year.

                  Reliv' International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)

6. Stock Options, Warrants, Treasury Stock and Repurchase Agreements (continued)

Warrants (continued)

In July 1996, as part of another consulting agreement, the Company issued a warrant to purchase 92,680 shares of common stock at an exercise price of $4.60 per share. This warrant has a term of three years.

The Company records expense when warrants are issued at an exercise price less than the fair value per share at the date of grant.

A summary of the Company's warrant activity and related information for the years ended December 31 follows:


                                    1996                           1995                           1994

                           ---------------------------------------------------------------------------------------------------------
                                         Weighted                         Weighted                     Weighted
                                           Avg.                           Avg.                         Avg.
                                         Exercise                         Exercise                     Exercise
                             Warrants     Price         Warrants          Price          Warrants      Price

                           ---------------------------------------------------------------------------------------------------------
Outstanding beginning of
 the year                        3,058     $1.646         --            $   --             --          $  --
Granted:
 Price less than fair value      6,354       0.05        706              0.05             --             --
 Price = fair value             28,224      2.125      2,352             2.125             --             --
 Price greater than fair value  92,680       4.60         --                --             --             --
Exercised                           --         --         --                --             --             --
Forfeited                           --         --         --                --             --             --
                               -------                ------                              ----
Outstanding end of year        130,316     $3.773      3,058            $1.646             --          $  --
                               =======                ======                              ====

Exercisable at end of year     130,316         --      3,058                --             --
                               =======                 =====            ======            ====            --


                                                      As of December 31, 1996

                                Warrants Outstanding                                               Warrants Exercisable
                          --------------------------------                            ----------------------------------------------
    Range of               Number            Weighted Avg.         Weighted Avg.         Number             Weighted Avg.
Exercise Prices          Outstanding         Remaining Life        Exercise Price     Exercisable          Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
      $0.05                  7,060                 1.29               $ 0.05               7,060                $ 0.05

     $2.125                 30,576                 1.41                2.125              30,576                 2.125

      $4.60                 92,680                  2.5                 4.60              92,680                  4.60

                           -------                                                       -------

$0.05-$4.60                130,316                 2.18               $3.773             130,316                $3.773
                           =======                                                       =======

                                                                                                                                F-17

                  Reliv' International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)

6. Stock Options, Warrants, Treasury Stock and Repurchase Agreements (continued)

Treasury Stock and Repurchase Agreements

In October 1992, the Company entered into a stock repurchase agreement with a former officer/director of the Company. Under the agreement, which was retroactive to July 1992, the Company was obligated to purchase 259,686 of the individual's shares of Company common stock. The mandatory purchase occurred in six quarterly installments of 43,281 shares beginning in July 1992 and concluding in December 1993. As of December 31, 1993, the Company had redeemed all 259,686 shares required by the agreement for $657,683.

Under the same agreement, the Company also had the option to purchase an additional 432,814 of the individual's shares on the basis of 43,281 shares each quarter beginning in January 1995 and concluding in April 1996. Through December 31, 1996, the Company had exercised all options under the agreement and redeemed an additional 432,814 shares for $870,218.

7. Leases

The Company leases certain manufacturing, storage and office facilities and certain equipment and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 1996:

                                                     Capital          Operating
                                                     Leases            Leases
                                                    ----------        ---------

   1997                                               $70,450          $277,463
   1998                                                14,915           132,392
   1999                                                    --           110,625
   2000                                                    --            38,190
   Thereafter                                              --                --
                                                      -------          --------
   Total minimum lease payments                        85,365          $558,670
   Less amount representing interest                    9,720
                                                      -------
   Present value of minimum lease
    payments (including current portion of $62,434)   $75,645
                                                      =======

                 Reliv' International, Inc. and Subsidiaries

7. Leases (continued)

Machinery, office and computer equipment at December 31, 1996 and 1995, include approximately $410,662 and $470,356 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $344,539 and $328,458 at December 31, 1996 and 1995, respectively.

Rent expense for all operating leases was $289,979, $167,985 and $86,304 for the years ended December 31, 1996, 1995 and 1994, respectively.

8. License Agreement

The Company has a license agreement with the individual who developed many of the Company's products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5 percent of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The agreement terminates the earlier of December 2001 or on the death of licensor. The amount of expense under this agreement was $264,000 for each of the years ended December 31, 1996, 1995 and 1994, respectively.

9. Income Taxes

The components of income before income taxes are as follows:

                  Year ended December 31

                1996        1995        1994
             ----------   --------   ----------
Domestic     $2,710,323   $646,978   $  565,502
Foreign        (253,309)   109,845      511,264
             ----------   --------   ----------
             $2,457,014   $756,823   $1,076,766
             ==========   ========   ==========

                  Reliv' International, Inc. and Subsidiaries

9. Income Taxes (continued)

The components of the provision for income taxes are as follows:

                       Year ended December 31
                      1996        1995        1994
                ----------------------------------
Current:
 Federal          $758,000    $ 31,000    $(46,000)
 Foreign            88,000     124,000     247,000
 State             108,000      18,000      (5,000)
                ----------------------------------
 Total current      954,000     173,000     196,000

Deferred:
 Federal            (3,000)     (1,000)      1,000
 Foreign            (1,000)     15,000     (14,000)
 State                   -           -           -
                ----------------------------------
Total deferred      (4,000)     14,000     (13,000)
                ----------------------------------

                  $950,000    $187,000    $183,000
                ==================================

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34 percent. The reasons for these differences are as follows:

                                               Year ended December 31
                                              1996       1995        1994
                                        ---------------------------------
Income taxes at statutory rate            $835,000  $ 257,000   $ 366,000
Difference between financial statement
 and federal income tax recognition of
 foreign losses                                  -   (101,000)   (183,000)
Differences between U.S. and foreign
 tax rates on foreign income                12,000          -      (5,000)
State income taxes, net of federal          71,000     12,000      (4,000)
 benefit
Other                                       32,000     19,000       9,000
                                          -------------------------------
                                          $950,000  $ 187,000   $ 183,000
                                          ===============================

Effective December 31, 1995, the Company hybridized its Canadian subsidiary for federal income tax purposes. During 1995, the Company recognized an income tax

                  Reliv' International, Inc. and Subsidiaries

9. Income Taxes (continued)

benefit in excess of the foreign loss recognized for financial statement purposes as a result of this hybridization. The Company hybridized its Mexican subsidiary in 1994, which resulted in the recognition of a similar income tax benefit.

The components of the deferred tax asset and the related tax effects of each temporary difference at December 31, 1996 and 1995, are as follows:

                                    1996     1995
                                 ------------------
Deferred tax asset:
 Product refund reserve            $29,000  $29,000
 Bad debt reserve                    6,000    3,000
 Miscellaneous accrued expenses     30,000   29,000
                                  -----------------
                                   $65,000  $61,000
                                  =================

Federal income taxes have not been provided on the undistributed earnings of the Company's Australian and New Zealand subsidiaries since the Company has foreign tax credits available to offset any related federal income taxes.

The Internal Revenue Service (IRS) examinations of the Company's U.S. federal income tax returns for fiscal years 1992 through 1994 resulted in a proposed assessment against the Company. The Company has filed a protest letter seeking abatement of the assessment. The Company intends to vigorously defend its position, and in management's opinion, resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

10. Employee Benefit Plans

The Company sponsors a noncontributory profit sharing plan which covers substantially all employees. The plan may be amended or terminated at any time by resolution of the Company's Board of Directors, and contributions are made at the discretion of the Board. Company contributions totaled $0, $35,000 and $0 in 1996, 1995 and 1994, respectively.

In 1995, the Company established a 401(k) employee savings plan which covers substantially all employees. Employees may contribute up to 5 percent of their gross income to the plan, and the Company matches 50 percent of the employee's contribution. Company contributions totaled $23,000 and $11,000 in 1996 and 1995, respectively.

                  Reliv' International, Inc. and Subsidiaries

11. Incentive Compensation Plans

Effective January 1, 1994, the Company adopted an annual incentive compensation plan and a long-term incentive plan. These plans include three officers/ directors and are effective until termination of their employment. Participants in the plan are entitled to receive additional compensation based on the attainment of defined annual and long-term performance measures. Incentive compensation under each of the plans cannot exceed the participant's base salary rate. The base salary rates and the performance measures specified by both plans are established annually by the Board of Directors.

The Company paid approximately $525,000, $0 and $163,000 in 1996, 1995 and 1994, respectively, under its incentive compensation plans.

12. Employment Agreements

In November 1992, the Company entered into a services agreement with an officer for a term retroactively commencing in July 1992 and expiring in December 1999. The agreement provides for a minimum monthly salary and incentive compensation based upon the profits (defined as "income before income taxes and incentive compensation expense") of the foreign subsidiaries.

Under the terms of the agreement, the officer's annual incentive compensation will equal (1) $280,000, $340,000 and $425,000 for 1997 through 1999, respectively, plus $10,000 for each $100,000 of profits in excess of designated profits for the respective year, or (2) a percentage of profits if the profits are less than designated profits.

The Company may terminate this agreement prior to the expiration of its term after June 1994. Subject to termination provisions defined in the agreement, amounts shall be payable to the officer for a period of three years from the date of termination of this agreement (equal to 100 percent of the aggregate compensation paid for the year immediately preceding the year in which the termination occurred, 75 percent in the second year and 50 percent in the third year) or renewal at the expiration of this term or any renewal term. The Company paid approximately $60,000, $120,000 and $159,000 in 1996, 1995 and 1994,
respectively, under the terms of the agreement.

Effective January 1, 1994, the Company entered into employment agreements with three officers/directors. The employment agreements provide for base salary rates established annually by the Board of Directors. The Company paid base salaries of $960,000, $768,750 and $700,000 in 1996, 1995 and 1994,
respectively, under the terms of the agreements.

                  Reliv' International, Inc. and Subsidiaries

13. Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 1996, 1995 and 1994, the Company incurred fees to the officer/director and his firm of approximately $231,000, $305,000 and $293,000, respectively.

Accounts and notes receivable include accounts receivable from officers/ directors of $4,633 and $219,082 at December 31, 1996 and 1995, respectively.

During 1996, the Company paid $121,000 for goods and services to a company wholly owned by three officers/directors and one director of the company in connection with promotional activities.

14. Consulting Agreements

In October 1992, the Company entered into a consulting agreement with a former officer/director of the Company. Under the agreement, which retroactively commenced in July 1992 and expires in June 1996, (1) the officer/director's employment agreement was terminated, (2) the individual shall provide consulting services and advice to the Company for the term of the agreement and (3) the individual shall not compete with the Company anywhere within the United States from July 1992 through December 1995. The individual's compensation for providing consulting services and not competing was approximately $134,000 at the time the agreement was executed, plus $4,500 per month from July 1992 through December 1992 and 1 percent of the suggested retail value of the Company's United States sales from July 1992 through June 1996. Total expense under this agreement approximated $203,000, $342,000 and $336,000 in 1996, 1995 and 1994, respectively.

In conjunction with an acquisition, the Company entered into a consulting agreement with a partnership consisting of the three former stockholders. Under the agreement, which commenced in March 1992 and expires in February 2002, the Company will pay annual consulting fees to the partnership equal to 2 percent of the new company's retail sales (defined as "the gross sales amount of all products sold by the Company in Australia and New Zealand determined by the suggested retail price") up to approximately $A10,000,000 in 1992 and $A12,000,000 in all subsequent years during the term and 3 percent of retail sales that exceed those figures. Total expense under this agreement approximated $133,000, $185,000 and $340,000 in 1996, 1995 and 1994, respectively.

                  Reliv' International, Inc. and Subsidiaries

15. Segment Information

In 1994 and 1995, substantially all of the Company's assets, sales and operating results were employed in or derived from the manufacture and direct sale of nutritional, diet and skin care products to a sales force of independent distributors who sell products directly to customers (network marketing). In late 1995, the Company began performing contract processing and packaging services for unrelated customers.

All segment data provided is for the 1996 fiscal year only, as the Company began contract manufacturing in late 1995 and the results for 1995 were not material.

                                             1996
                                          -----------
        Net sales
          Network marketing               $37,419,875
          Contract manufacturing            3,310,118
                                          -----------
                                          $40,729,993
                                          ===========
        Operating income
          Network marketing               $ 4,055,671
          Contract manufacturing             (200,532)
          Corporate expenses               (1,333,077)
                                          -----------
          Operating income                  2,522,062
          Nonoperating income (net)           147,771
          Interest expense                   (212,819)
          Income tax expense                 (950,000)
                                          -----------
          Net income                      $ 1,507,014
                                          ===========
        Identifiable assets
          Network marketing               $ 7,772,109
          Contract manufacturing            1,420,786
          Corporate                         2,208,770
                                          -----------
                                          $11,401,665
                                          ===========
        Depreciation and amortization
          Network marketing               $   452,483
          Contract manufacturing              176,674
                                          -----------
                                          $   629,157
                                          ===========
        Capital expenditures
          Network marketing               $   384,818
          Contract manufacturing              380,568
                                          -----------
                                          $   765,386
                                          ===========

                  Reliv' International, Inc. and Subsidiaries

15. Segment Information (continued)

Operating profit is total revenue less operating expenses, excluding interest, corporate expenses and income tax expense. Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and nonoperating accounts receivable.

16. Geographic Segment Data

Financial information, summarized by geographic area, is as follows:

                               United                      New
                               States      Australia     Zealand     Canada (1)   Mexico (2)   Eliminations   Consolidated
                           ------------------------------------------------------------------------------------------------
Year ended
  December 31, 1996
Net sales:
  Unaffiliated customers     $34,408,349   $3,550,213   $1,172,743   $1,246,624   $ 352,063     $       -     $40,729,992
  Inter-area transfers           910,402       83,307            -            -           -      (993,709)              -
                           ------------------------------------------------------------------------------------------------
Total                        $35,318,751   $3,633,520   $1,172,743   $1,246,624   $ 352,063     $(993,709)    $40,729,992
                           ================================================================================================
Net income (loss)            $ 1,685,771   $  115,033   $   19,717   $ (164,066)  $(149,441)    $       -     $ 1,507,014
                           ================================================================================================
Identifiable assets          $ 8,340,211   $1,472,565   $  668,501   $  692,905   $ 227,483     $       -     $11,401,665
                           ================================================================================================

(1) The Canadian subsidiary's loss from operations of $249,066 is offset by a United Stated federal tax benefit of approximately $85,000 related to the Canadian subsidiary's losses.
(2) The Mexican subsidiary's loss from operations of $226,441 is offset by a United States federal tax benefit of approximately $77,000 related to the Mexican subsidiary's losses.

                  Reliv' International, Inc. and Subsidiaries

16. Geographic Segment Data (continued)

                               United                      New
                               States      Australia     Zealand     Canada (3)   Mexico (4)   Eliminations   Consolidated
                           ------------------------------------------------------------------------------------------------
Year ended
  December 31, 1995
Net sales:
  Unaffiliated customers     $22,223,817   $4,311,351   $1,448,785    $494,167    $ 435,753     $       -     $28,913,873
  Inter-area transfers            92,976      197,620            -           -            -      (290,596)              -
                           ------------------------------------------------------------------------------------------------
Total                        $22,316,793   $4,508,971   $1,448,785    $494,167    $ 435,753     $(290,596)    $28,913,873
                           ================================================================================================
Net income (loss)            $   430,262   $  232,536   $   38,153    $   (185)   $(130,943)    $       -     $   569,823
                           ================================================================================================
Identifiable assets          $ 7,893,171   $1,473,242   $  433,683    $342,990    $ 133,148     $       -     $10,276,234
                           ================================================================================================

(3) The Canadian subsidiary's loss from operations of $101,185 is offset by a United States federal tax benefit of approximately $101,000 related to the Canadian subsidiary's losses.
(4) The Mexican subsidiary's loss from operations of $198,943 is offset by a United States federal tax benefit of approximately $68,000 related to the Mexican subsidiary's losses.

                               United                      New
                               States      Australia     Zealand       Canada     Mexico (5)   Eliminations   Consolidated
                           ------------------------------------------------------------------------------------------------
Year ended
  December 31, 1995
Net sales:
  Unaffiliated customers     $20,790,296   $7,246,741   $2,106,768   $1,039,051   $1,007,588    $         -    $32,190,444
  Inter-area transfers         6,877,644      145,407            -            -            -     (7,023,051)             -
                           ------------------------------------------------------------------------------------------------
Total                        $27,667,940   $7,392,148   $2,106,768   $1,039,051   $1,007,588    $(7,023,051)   $32,190,444
                           ================================================================================================
Net income (loss)            $   430,993   $  384,153   $   81,398   $   (6,198)  $    3,420    $         -    $   893,766
                           ================================================================================================
Identifiable assets          $ 6,207,554   $2,204,728   $  593,632   $  473,200   $  180,899    $         -    $ 9,660,013
                           ================================================================================================

(5) The Mexican subsidiary's loss from operations of $181,580 is offset by a United States federal tax benefit of approximately $185,000 related to the Mexican subsidiary's losses.

United States inter-area transfers represent shipments of nutritional, diet and skin care products to the foreign subsidiaries.

                 Reliv's International, Inc. and Subsidiaries

17.  Quarterly Financial Data (Unaudited)

                                    First     Second     Third     Fourth
                                   ----------------------------------------
                                   (In thousands, except per share amounts)
            1996
Net sales                           $9,304    $9,448     $9,934    $12,044
Cost of products sold               $2,568    $2,415     $2,348    $ 2,862
Net income                          $  278    $  302     $  338    $   589
Earnings per share /1/:
  Primary                           $  .03    $  .03     $  .03    $   .06
  Fully diluted                     $  .03    $  .03     $  .02    $   .06

            1995
Net sales                           $8,512    $6,663     $6,841    $ 6,898
Cost of products sold               $1,939    $1,513     $1,436    $ 1,499
Net income (loss)                   $  511    $ (109)    $   94    $    74
Earnings (loss) per share /1/       $  .05    $ (.01)    $  .01    $   .01


(1) Per share data reflects the pro forma effect of the Company's 10 percent stock dividend declared on January 31, 1997 and distributed on February 28, 1997.

                  Reliv' International, Inc. and Subsidiaries

                Schedule II--Valuation and Qualifying Accounts

             For the years ended December 31, 1996, 1995 and 1994


             Column A                          Column B                 Column C        Column D       Column E         Column F
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                                                    --------------------------------
                                                 Balance at            Charged to        Charged to                      Balance at
                                                beginning of           costs and           other         Deductions         end
Classification                                      year                expenses          accounts        describe        of year
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
----------------------------
 Deducted from asset accounts:
  Allowance for doubtful accounts                 $ 7,000                $ 78,700          $   -       $   72,700 /(1)/     $ 13,000
 Reserve for obsolete inventory                         -                 125,000              -                -            125,000
 Supporting liability accounts:
  Reserve for refunds                              78,800                  92,000              -           92,000 /(2)/       78,800
                                            ----------------------------------------------------------------------------------------


Year ended December 31, 1995
----------------------------
 Deducted from asset accounts:
  Allowance for doubtful accounts                  29,000                       -              -           22,000 /(1)/        7,000
 Supporting liability accounts:
  Reserve for refunds                              54,800                 195,000              -         (171,000)/(2)/       78,800
                                            ----------------------------------------------------------------------------------------

Year ended December 31, 1994
----------------------------
 Deducted from asset accounts:
  Allowance for doubtful accounts                  28,000                  9,000               -           (8,000) /(1)/      29,000
 Supporting liability accounts:
  Reserve for refunds                              30,800                314,000               -         (290,000) /(2)/      54,800
                                            ----------------------------------------------------------------------------------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Amounts refunded, net of salable amounts returned.