Form 10-Q
period 1997-03-31
RELIV INTERNATIONAL INC
filed 1997-05-02
CIK 768710

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


        COMMON STOCK 9,816,835 outstanding Shares as of March 31, 1997

Part I.   FINANCIAL INFORMATION
          ---------------------

  Item 1.   Financial Statements
            --------------------

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

     1. Interim Balance Sheet as of March 31, 1997 and Balance Sheet as of December 31, 1996.

     2. Interim Statements of Operations for the three-month periods ending March 31, 1997 and March 31, 1996.

     3. Interim Statements of Cash Flows for the three month periods ending March 31, 1997 and March 31, 1996.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operation
            --------------------

            1.   Financial Condition
                 -------------------

  The current assets of the Company increased during the first quarter 1997, to $7,680,000 from $6,553,000 as of December 31, 1996. Cash and cash equivalents increased $1,107,000 to $3,216,000 as of March 31, 1997, due to first quarter 1997 income before taxes of $1,350,000. Accounts receivable decreased to $896,000 at March 31, 1997, from $1,056,000 at December 31, 1996 as a result of a decrease in sales of the Company's contract packaging services, which are generally paid on 30-day terms. Contract manufacturing sales declined to $751,000 for the quarter as compared to $1,147,000 in the fourth quarter 1996. Inventories increased to $3,074,000 from $2,762,000 at December 31, 1996, as increased sales volumes in the United States required greater finished goods levels.

  Net property, plant and equipment remained relatively level during the first quarter 1997 at $4,852,000. Investment in property, plant and equipment will increase during 1997 as the Company plans to expand its facility on land the Company owns adjacent to its existing building in Chesterfield, Missouri. Plans include expanding office, warehousing and manufacturing areas by adding approximately 90,000 square feet of space to its facility. Construction is anticipated to begin during the second quarter 1997.

  Current liabilities increased to $4,645,000 at March 31, 1997, from $3,866,000 at December 31, 1996. Trade accounts payable decreased slightly to $1,612,000 from $1,689,000 at December 31, 1996. Distributor commissions payable increased $543,000 as a result of increased sales volume in March, 1997, as compared to December, 1996. As a result of increased net income in the first quarter 1997, income taxes payable increased to $323,000 as of March 31, 1997, from $65,000 as of December 31, 1996.

  The Company's working capital balance has improved by $348,000 since December 31, 1996, with a current ratio of 1.65 due to the net profits generated by the Company in the first quarter. The Company anticipates that its cash, working capital balance and existing credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.

          2.   Results of Operations
               ---------------------

  The Company had a net profit of $819,000, or $.08 per share, for the quarter ended March 31, 1997, compared to a net profit of $278,000, or $.03 per share, for the same period of 1996. Net sales for the period increased to $12,670,000 from $9,304,000 in 1996. Net sales in 1997 were comprised of $11,919,000 in network marketing sales and $751,000 in contract packaging services, as compared to $8,535,000 in network marketing sales and $769,000 in contract packaging services in 1996.

  The Company provides contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales in the first quarter 1997 were $751,000, with direct costs of contract services of 75.7%, compared to $769,000 and direct costs of 108% in the first quarter 1996. The Company has lowered direct costs as a percentage of net sales through efficiencies in the manufacturing process and anticipates continued improved margins.

  The increase in net sales from network marketing activities to $11,919,000 in the first quarter of 1997, was primarily due to growth in net sales in the United States to $10,540,000 as compared to $6,980,000 in 1996. The distributor sales force in the United States grew due to an increase of 6% in new sign-ups and a 84% increase in distributor renewals when compared to the quarter ending March 31, 1996. The number of product orders increased by 49% over 1996 levels. Net sales in Canada increased 61% over 1996 to $275,000. Net sales in Australia and New Zealand decreased 29% to $909,000. The Company plans to introduce several new products in these markets in 1997, and has introduced a new marketing effort to develop sales and momentum.

  Cost of network marketing products sold as a percentage of net sales, improved to 16.5% for the first quarter of 1997, from 20.4% in the same period in 1996. The improvement in gross margins is a result of improved manufacturing controls and increased utilization of the manufacturing facility by providing contract packaging services.

  Distributor royalties and commissions increased to 37.0% of network marketing sales in the first quarter 1997, compared to 35.2% for the same period in 1996. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions. In addition, the Company paid royalties of $180,000 through the Ambassador Program, an incentive program that rewards distributors who have reached, and personally assisted qualified distributors to reach, a specified level of compensation. The Ambassador Program paid $94,000 in the first quarter 1996.

  Selling, general and administrative expenses, as a percentage of net sales, decreased slightly to 34.6% for the first quarter of 1997, from 34.9% in the same period in 1996. Expenses in the first quarter 1997 were affected by several expenses that do not reoccur on a quarterly basis. These expenses included the costs of a national conference in the United States and a sales incentive trip which increased selling, general and administrative expenses by 1.7% of net sales as compared to 1996.

  Forward looking statements made in this filing involve material risks and uncertainties that could cause actual results and events to differ materially from those set forth, or implied, including the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties in the Company's other SEC filings.

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

  Not applicable.

  Item 5       Other Information
               -----------------

  Not applicable.

  Item 6.      Exhibits and Reports on Form 8-K
               --------------------------------

          (a)  Exhibits*

          Description                                          Exhibit No.
          -----------                                          -----------

          Statement re: Computation of Per Share Earnings          11

          (b) The Company has not filed a Current Report during the quarter covered by this report.

     * Also incorporated by reference the Exhibits filed as part of the S-18 Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 1997                         RELIV' INTERNATIONAL, INC.


                                           By: /s/ Robert L. Montgomery
                                              ---------------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer and
                                              Principal Financial Officer

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                      March 31, 1997   December 31, 1996
                                                       (Unaudited)          (Note)
                                                      --------------   -----------------

Assets

Current Assets:
 Cash and cash equivalents                               $ 3,215,655         $ 2,108,770
 Accounts and notes receivable, less allowances of
  $13,000 in 1997 and $13,000 in 1996                        896,173           1,056,360
 Inventories
     Finished goods                                        1,590,890           1,219,295
     Raw materials                                         1,117,125           1,136,897
     Sales aids and promotional materials                    366,096             405,768
                                                         -----------         -----------
          Total inventories                                3,074,111           2,761,960

 Refundable income taxes                                      48,145              48,949
 Prepaid expenses and other current assets                   380,772             512,031
 Deferred income taxes                                        64,657              65,000
                                                         -----------         -----------
Total current assets                                       7,679,513           6,553,070

Deferred costs                                                59,332              79,223

Property, plant and equipment:
     Land                                                    790,677             790,677
     Building                                              2,863,320           2,863,457
     Machinery & equipment                                 1,751,668           1,693,849
     Office equipment                                        335,774             328,780
     Computer equipment & software                         1,362,726           1,245,137
     Construction in progress                                117,814              74,423
                                                         -----------         -----------
                                                           7,221,979           6,996,323
Less: Accumulated depreciation                            (2,370,411)         (2,226,951)
                                                         -----------         -----------
     Net Property, plant and equipment                     4,851,568           4,769,372
                                                         -----------         -----------
Total Assets                                             $12,590,413         $11,401,665
                                                         ===========         ===========

 Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

 See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                             March 31, 1997   December 31, 1996
                                                               (Unaudited)         (Note)
                                                             --------------   -----------------

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses
     Trade accounts payable                                     $ 1,611,499         $ 1,688,777
     Distributors commissions payable                             1,607,340           1,064,023
     Sales taxes payable                                            290,828             225,509
     Interest expense payable                                        14,758              13,625
     Payroll and payroll taxes payable                              371,543             391,905
     Other accrued expenses                                         114,447             112,219
                                                                -----------         -----------
 Total accounts payable and accrued expenses                      4,010,415           3,496,058

 Income taxes payable                                               322,550              65,102
 Current maturities of long-term debt and
   capital lease obligations                                        306,702             282,502
 Unearned income                                                      5,003              22,602
                                                                -----------         -----------
Total current liabilities                                         4,644,670           3,866,264

Capital lease obligations, less current maturities                   69,718              13,211
Long-term debt, less current maturities                           1,406,244           1,464,868

Stockholders' Equity:
 Common stock, no par value; 20,000,000 shares
  authorized; 9,816,835 shares outstanding as of 3/31/97
  and 9,900,529 shares outstanding as of 12/31/96                 9,211,826           9,211,826
 Notes receivable-officers and directors                             (4,633)             (4,633)
 Retained earnings (Note 2)                                      (1,796,807)         (2,516,181)
 Foreign currency translation adjustment                             (6,942)             10,970
 Less cost of treasury stock-252,780 shares as of 3/31/97
  and 250,580 shares as of 12/31/96                                (933,663)           (644,660)
                                                                -----------         -----------
Total Stockholders' Equity                                        6,469,781           6,057,322
                                                                -----------         -----------
Total Liabilities and Stockholders' Equity                      $12,590,413         $11,401,665
                                                                ===========         ===========

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                            Three Months Ended March 31,
                                                         1997                           1996
                                                     (Unaudited)                    (Unaudited)
                                                     ------------                   ------------

Sales at suggested retail                            $19,072,350                    $14,069,321
 Less Distributor allowances on product purchases      6,402,199                      4,765,772
                                                     -----------                    -----------
Net Sales                                             12,670,151                      9,303,549
Costs and expenses:
 Cost of products sold                                 2,532,245                      2,567,511
 Distributor royalties and commissions                 4,409,149                      3,008,115
 Selling, general and administrative                   4,380,443                      3,251,762
                                                     -----------                    -----------
Total Costs and Expenses                              11,321,837                      8,827,388
                                                     -----------                    -----------
Income from operations                                 1,348,314                        476,161
Other income (expense):
 Interest income                                          28,435                         28,441
 Interest expense                                        (38,016)                       (71,106)
 Other income/expense                                     11,473                          4,020
                                                     -----------                    -----------
Income before income taxes                             1,350,206                        437,516
Provision for income taxes                               531,359                        159,916
                                                     -----------                    -----------
Net Income                                               818,847                        277,600
                                                     ===========                    ===========
Earnings per share:

 Primary                                                    0.08                           0.03
                                                     ===========                    ===========
Weighted average shares of common stock
and common stock equivalents outstanding
 Primary                                              10,380,676                     10,318,839
                                                     ===========                    ===========

See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                 Three Months Ended March 31,
                                                                    1997              1996
                                                                 (Unaudited)      (Unaudited)
                                                                 -----------      ------------

Operating activities:
Net Income                                                       $  818,847        $  277,600
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                    147,844           146,857
   Provision for losses on accounts receivable                            0             2,000
   Foreign currency translation (gain) loss                           7,411            (6,302)
   (Increase) decrease in accounts and notes receivable             160,145          (240,153)
   (Increase) decrease in inventories                              (320,107)         (123,518)
   (Increase) decrease in prepaid expenses and other
     current assets                                                 130,845             1,064
   (Increase) decrease in deferred costs                             17,419            17,444
   Increase (decrease) in accounts payable and
     accrued expenses                                               520,952            82,654
   Increase (decrease) in income taxes payable                      258,271           175,221
   Increase (decrease) in unearned income                           (17,600)           39,079
                                                                 ----------        ----------

Net cash provided by (used in) operating
 actitivies                                                       1,724,027           371,946

Investing Activities:
Purchase of property, plant and equipment                          (136,784)         (415,649)
                                                                 ----------        ----------

Net cash provided by (used in) investing activities                (136,784)         (415,649)

Financing activities:
Increase in short-term borrowings                                         0           100,000
Proceeds from long-term debt                                              0           363,887
Principal payments on long-term borrowings and line of credit       (53,608)          (18,297)
Principal payments under capital lease obligations                  (16,829)          (18,554)
Dividends paid                                                      (96,471)                0
Purchase of treasury stock                                         (289,003)         (183,579)
                                                                 ----------        ----------

Net cash provided by (used in) financing activities                (455,911)          243,457
Effect of exchange rate changes on cash and
 cash equivalents                                                   (24,447)           62,465
                                                                 ----------        ----------

Increase (decrease) in cash and cash equivalents                  1,106,885           262,219
Cash and cash equivalents at beginning of period                  2,108,770         1,507,176
                                                                 ----------        ----------

Cash and cash equivalents at end of year                         $3,215,655        $1,769,395
                                                                 ==========        ==========
 See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 1997

Note 1 -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.


Note 2 -- Stock Dividend

     On January 31, 1997, the Company declared a 10 percent stock dividend on the Company's common stock which was distributed on February 28, 1997 to shareholders of record on February 14, 1997. The dividend was transferred from retained earnings to common stock in the amount of $5,848,000, which was based on the closing price of $6.50 per share on the declaration date and was reflected in the balance sheet as of December 31, 1996. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive recognition to the stock dividend.