Form 10-Q
period 1997-06-30
RELIV INTERNATIONAL INC
filed 1997-08-12
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


          COMMON STOCK 9,823,635 outstanding Shares as of June 30, 1997

Part I.           FINANCIAL INFORMATION
                  ---------------------
         Item 1.   Financial Statements
                   --------------------

         The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

         1. Interim Balance Sheet as of June 30, 1997 and Balance Sheet as of December 31, 1996.

         2. Interim Statements of Operations for the three and six month periods ending June 30, 1997 and June 30, 1996.

         3. Interim Statements of Cash Flows for the six month periods ending June 30, 1997 and June 30, 1997.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

     Item 2.       Management's Discussion  and  Analysis of Financial Condition
                   -------------------------------------------------------------
                   and Results of Operations
                   -------------------------

     1.  Financial Condition
         -------------------

         The current assets of the Company increased during the second quarter of 1997, to $7,298,000 from $6,553,000 as of December 31, 1996. Cash and cash equivalents increased to $2,563,000 at June 30, 1997 from $2,109,000 at December 31, 1996, as a result of increased sales and net profits. Accounts receivable decreased to $726,000 at June 30, 1997, from $1,056,000 at December 31, 1996, as a result of a decrease in sales of the Company's contract packaging services, which are generally paid on 30-day terms. Contract packaging sales declined to $387,000 for the second quarter as compared to $1,147,000 in the fourth quarter 1996. Inventories increased to $3,211,000 from $2,762,000 at December 31, 1996, as increased sales volumes and build up for new product introductions in the United States required greater finished goods levels.

         Net property, plant and equipment increased $287,000 to $5,056,000 as of June 30, 1997, as the Company began the expansion to its facility on land the Company owns adjacent to its existing building in Chesterfield, Missouri. The construction agreement of May 9, 1997 includes expanding the office, warehousing and manufacturing areas by adding approximately 90,000 square feet of space to its facility. The expansion project is anticipated to cost $5 to $6 million and will be financed with cash generated through operations and bank debt.

         Current liabilities increased to $4,237,000 at June 30, 1997, from $3,866,000 at December 31, 1996. Trade accounts payable increased slightly to $1,740,000 from $1,689,000 at December 31, 1996. Distributor commissions payable increased $324,000 as a result of increased sales volume in June, 1997, as compared to December, 1996. Short-term notes payable increased to $200,000 at

June 30, 1997, as the Company utilized a portion of its line of credit to fund the increased expenditures in inventory and plant, property and equipment.

         The Company's working capital balance has improved by $375,000 since December 31, 1996, with a current ratio of 1.72 due to the net profits generated by the Company in the second quarter. The Company anticipates that its cash, working capital balance and established credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.

     2.  Result of Operations
         --------------------

         The Company had a net profit of $595,000 and $.06 per share earnings for the quarter ended June 30, 1997, compared to a net profit of $302,000 and $.03 per share earnings for the same period in 1996. Net sales for the period increased to $11,771,000 from $9,448,000 in 1996. Net sales in the second quarter 1997 comprised of $11,384,000 in network marketing sales and $387,000 in contract packaging services, as compared to $8,794,000 in network marketing sales and $655,000 in contract packaging services in 1996.

         The Company provides contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Direct costs of contract services in the second quarter 1997 were 106.4% of net sales, compared to 99.1% in the same quarter 1996. Net sales from contract services declined in the second quarter due to the loss of a substantial customer. Direct costs increased as a percentage of net sales due to the inability to immediately reduce costs to offset the decline in net sales. The Company is taking action to reduce operating expenses to a level necessary to support the current income.

         The increase in net sales from network marketing activities to $11,384,000 in the second quarter of 1997 was primarily due to a 36% growth in net sales in the United States to $10,042,000 as compared to $7,395,000 in 1996. The distributor sales force in the United States grew due to an increase of 8% in new sign-ups. Distributor retention remained strong as 48% of the required distributors renewed their distributorships in the second quarter 1997. Distributors are required to renew their distributorship each year by paying a $20 renewal fee. The number of product orders in second quarter 1997 increased by 57% over 1996 levels. Net sales in Canada in second quarter 1997 increased 39% over 1996 to $357,000. Net sales in Australia and New Zealand decreased 14% during this period to $898,000. The Company is currently searching for a sales manager for the Australia and New Zealand operations. These operations are currently operating without a sales manager.

         Cost of network marketing products sold as a percentage of net sales, improved to 16.9% for the second quarter of 1997, from 20.1% in the same period of 1996. The improvement in gross margins is a result of lower raw material costs, improved manufacturing controls and utilization of the manufacturing facility by providing contract packaging services.

         Distributor royalties and commissions increased to 37.8% of network marketing sales in the second quarter of 1997, compared to 35.0% for the same period in 1996. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions. In addition, the Company paid royalties and as much as 45% in commissions. In addition, the Company paid royalties of $253,000 through the Ambassador Program, an incentive program that rewards distributors who have reached and personally assisted qualified distributors to reach a specified level of compensation. The Ambassador Program paid $109,000 in the second quarter 1996.

         Selling, general and administrative expenses, as a percentage of net sales, decreased to 35.4% for the second quarter of 1997, from 36.8% in the same period in 1996. In the second quarter 1997, the Company increased sales and marketing activities to support the plans for sales development. Sales and marketing related expenses increased $255,000 over 1996 levels, to $1,565,000. Overall, selling, general and administrative expenses decreased as a result of the increase in net sales and the Company's ability to operate with limited increases in operational costs.

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


Part II.  OTHER INFORMATION

     Item 1.       Legal Proceedings
                   -----------------

         On May 21, 1997, Timothy Tobin, a former director and officer of the Company, filed a Demand for Arbitration with the American Arbitration Association in St. Louis, Missouri. The Demand claimed damages in excess of $750,000 resulting from alleged misrepresentations made by the Company in connection with a Stock Purchase Agreement and Consulting Agreement entered into with Mr. Tobin in October 1992. The Company has filed an Answer and Counterclaim denying Mr. Tobin's allegations and claiming damages in excess of $150,000 resulting from Mr. Tobin's breach of warranties contained in the October 1992 agreements. The Company intends to vigorously defend Mr. Tobin's claim and to actively pursue its counterclaim.


     Item 2.       Changes in Securities
                   ---------------------

     Not applicable.


     Item 3.       Defaults Upon Senior Securities
                   -------------------------------

     Not applicable.

     Item 4.       Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

     The Company's annual meeting of shareholders was held on May 28, 1997. At such meeting, the Company's then Board of Directors was re-elected.


     Item 5.       Other Information
                   -----------------

     Not applicable.


     Item 6.       Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a)     Exhibits*

                           Description                                     No.
                           -----------                                     ---

                           Statement Re: Computation of Per Share
                           Earnings                                         11

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

         Dated:  August 12, 1997             RELIV' INTERNATIONAL, INC.


                                             By: /s/ Robert L. Montgomery
                                                -------------------------
                                                Robert L. Montgomery, President,
                                                Chief Executive Officer and
                                                Principal Financial Officer

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                              June 30, 1997   December 31, 1996
                                               (Unaudited)        (See Note)
                                              -------------   -----------------

Assets

Current Assets:
 Cash and cash equivalents                      $ 2,563,252         $ 2,108,770
 Accounts and notes receivable,
  less allowances of $11,000 in 1997
  and $13,000 in 1996                               725,681           1,056,360
 Inventories
     Finished goods                               1,885,876           1,219,295
     Raw materials                                  887,017           1,136,897
     Sales aids and promotional materials           438,406             405,768
                                              -------------       -------------
 Total inventories                                3,211,299           2,761,960

 Refundable income taxes                            275,500              48,949
 Prepaid expenses and other current assets          459,207             512,031
 Deferred income taxes                               63,536              65,000
                                              -------------       -------------

Total current assets                              7,298,475           6,553,070

Deferred costs                                       45,156              79,223

Property,  plant and  equipment:
   Land                                             790,677             790,677
   Building                                       2,854,937           2,863,457
   Machinery &  equipment                         1,763,844           1,693,849
   Office equipment                                 342,137             328,780
   Computer equipment & software                  1,402,752           1,245,137
   Construction in progress                         406,991              74,423
                                              -------------       -------------
                                                  7,561,338           6,996,323
Less: Accumulated depreciation                   (2,505,533)         (2,226,951)
                                              -------------       -------------
   Net Property, plant and equipment              5,055,805           4,769,372
                                              -------------       -------------

Total Assets                                    $12,399,436         $11,401,665
                                              =============       =============


Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.


See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                              June 30, 1997   December 31, 1996
                                               (Unaudited)        (See Note)
                                              -------------   -----------------

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable and accrued expenses
   Trade accounts payable                       $ 1,739,688        $  1,688,777
   Distributors commissions payable               1,387,885           1,064,023
   Sales taxes payable                              210,528             225,509
   Interest expense payable                          16,645              13,625
   Payroll and payroll taxes payable                239,381             391,905
   Other accrued expenses                            99,611             112,219
                                              -------------       -------------
 Total accounts payable and accrued expenses      3,693,738           3,496,058


 Income taxes payable                                36,208              65,102
 Notes payable - short term                         200,000                   0
 Current maturities of long-term debt and
   capital lease obligations                        301,155             282,502
 Unearned income                                      5,824              22,602
                                              -------------       -------------

Total current liabilities                         4,236,925           3,866,264

Capital lease obligations,
  less current maturities                            58,569              13,211
Long-term debt, less current maturities           1,346,432           1,464,868


Stockholders' equity:
 Common stock, no par value;
   20,000,000 shares  authorized;
   9,823,635  shares outstanding
   as of 6/30/97 and 9,900,529 shares
   outstanding as of 12/31/96                     9,221,513           9,211,826
 Notes receivable-officers and directors             (4,633)             (4,633)
 Retained earnings                               (1,684,886)         (2,516,181)
 Foreign currency translation adjustment            (66,824)             10,970
 Less cost of treasury stock-
   261,780 shares as of 6/30/97 and
   250,580 shares as of 12/31/96                   (707,660)           (644,660)
                                              -------------       -------------

Total Stockholders' Equity                        6,757,510           6,057,322
                                              -------------       -------------

Total Liabilities and Stockholders' Equity      $12,399,436         $11,401,665
                                              =============       =============


See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Operations


                                                        Quarter Ended June 30,       Year to Date June 30,
                                                         1997           1996           1997          1996
                                                      (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                      -----------   -----------    -----------   -----------

Sales at Suggested Retail                             $17,854,584   $14,762,451    $36,926,934   $28,831,772
 Less Distributor allowances on product purchases       6,083,537     5,314,139     12,485,736    10,079,911
                                                      -----------   -----------    -----------   -----------
Net Sales                                              11,771,047     9,448,312     24,441,198    18,751,861

Costs and expenses:
 Cost of products sold                                  2,336,675     2,415,506      4,868,920     4,983,017
 Distributor royalties and commissions                  4,305,055     3,078,274      8,714,204     6,086,389
 Selling, general and administrative                    4,167,991     3,476,272      8,548,434     6,728,034
                                                      -----------   -----------    -----------   -----------
Total Costs and Expenses                               10,809,721     8,970,052     22,131,558    17,797,440
                                                      -----------   -----------    -----------   -----------

Income from operations                                    961,326       478,260      2,309,640       954,421

Other income (expense):
 Interest income                                           29,881        36,987         58,316        65,428
 Interest expense                                         (42,907)      (46,904)       (80,923)     (118,010)
 Other income/expense                                      15,607         8,389         27,080        12,409
                                                      -----------   -----------    -----------   -----------

Income before income taxes                                963,907       476,732      2,314,113       914,248
Provision for income taxes                                369,084       174,793        900,443       334,709
                                                      -----------   -----------    -----------   -----------

Net Income                                            $   594,823   $   301,939    $ 1,413,670   $   579,539
                                                      ===========   ===========    ===========   ===========

Earnings per common and common equivalent share       $      0.06   $      0.03    $      0.14   $      0.06
                                                      ===========   ===========    ===========   ===========

Weighted average shares of common stock
and common stock equivalents outstanding               10,423,176    10,335,241     10,423,176    10,335,241
                                                      ===========   ===========    ===========   ===========



See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                                     Six Months Ended June 30
                                                                        1997         1996
                                                                    (Unaudited)   (Unaudited)
                                                                    -----------   -----------

Operating activities:
Net Income                                                          $ 1,413,670   $   579,539
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                        291,372       303,172
   Provision for losses on accounts receivable                                0         7,000
   Foreign currency translation (gain) loss                               9,521        (9,069)
   (Increase) decrease in accounts and notes receivable                 329,367        30,184
   (Increase) decrease in inventories                                  (475,124)     (270,717)
   (Increase) decrease in refundable income taxes                      (228,504)            0
   (Increase) decrease in prepaid expenses and other
     current assets                                                      50,866      (307,195)
   (Increase) decrease in deferred costs                                 29,217        34,892
   Increase (decrease) in accounts payable and
     accrued expenses                                                   221,434       (15,958)
   Increase (decrease) in income taxes payable                          (26,222)      191,275
   Increase (decrease) in unearned income                               (16,773)       54,539
                                                                    -----------   -----------
Net cash provided by (used in) operating
 actitivies                                                           1,598,824       597,662

Investing Activities:
Purchase of property, plant and equipment                              (485,716)     (499,412)
                                                                    -----------   -----------
Net cash provided by (used in) investing activities                    (485,716)     (499,412)

Financing activities:
Increase in short-term borrowings                                       200,000       100,000
Proceeds from long-term debt                                                  0       763,887
Principal payments on long-term borrowings and line
 of credit                                                             (108,292)      (68,219)
Principal payments under capital lease obligations                      (38,656)      (31,959)
Dividends paid                                                         (290,368)      (46,688)
Purchase of treasury stock                                             (342,316)     (725,281)
                                                                    -----------   -----------
Net cash provided by (used in) financing activities                    (579,632)       (8,260)
Effect of exchange rate changes on cash and
 cash equivalents                                                       (78,994)       67,210
                                                                    -----------   -----------
Increase (decrease) in cash and cash equivalents                        454,482       157,200
Cash and cash equivalents at beginning of period                      2,108,770     1,507,176
                                                                    -----------   -----------
Cash and cash equivalents at end of period                          $ 2,563,252   $ 1,664,376
                                                                    ===========   ===========



 See notes to consolidated financial statements.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

June 30, 1997

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.


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

Note 3 -- Commitments

         The Company began a expansion to its facility on land the Company owns adjacent to its existing building in Chesterfield, Missouri. The construction agreement of May 9, 1997 includes expanding the office, warehousing and manufacturing areas by adding approximately 90,000 square feet of space to its facility. The expansion project is anticipated to cost $5 to $6 million and will be financed with cash generated through operations and bank debt.

Note 4 -- Legal Proceedings

         On May 21, 1997, Timothy Tobin, a former director and officer of the Company, filed a Demand for Arbitration with the American Arbitration Association in St. Louis, Missouri. The Demand claimed damages in excess of $750,000 resulting from alleged misrepresentations made by the Company in connection with a Stock Purchase Agreement and Consulting Agreement entered into with Mr. Tobin in October 1992. The Company has filed an Answer and Counterclaim denying Mr. Tobin's allegations and claiming damages in excess of $150,000 resulting from Mr. Tobin's breach of warranties contained in the October 1992 agreements. The Company intends to vigorously defend Mr. Tobin's claim and to actively pursue its counterclaim.