Form 10-Q
period 1997-09-30
RELIV INTERNATIONAL INC
filed 1997-11-13
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


       COMMON STOCK 9,826,385 outstanding Shares as of September 30, 1997

Part I.           FINANCIAL INFORMATION
                  ---------------------

         Item 1.   Financial Statements
                   --------------------

         The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

         1. Interim Balance Sheet as of September 30, 1997 and Balance Sheet as of December 31, 1996.

         2. Interim Statements of Operations for the three and nine month periods ending September 30, 1997 and September 30, 1996.

         3. Interim Statements of Cash Flows for the nine month periods ending September 30, 1997 and September 30, 1996.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.



     Item 2.   Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

     1.  Financial Condition
         -------------------

         The current assets of the Company increased 5% during the third quarter 1997, to $6,853,000 from $6,553,000 as of December 31, 1996. Cash and cash equivalents increased to $2,419,000 at September 30, 1997 from $2,109,000 at December 31, 1996, as a result of increased sales and net profits. Accounts receivable decreased to $746,000 at September 30, 1997, from $1,056,000 at December 31, 1996, as a result of a decrease in sales of the Company's contract packaging services, which are generally paid on 30-day terms. Contract packaging sales declined to $238,000 for the third quarter as compared to $1,147,000 in the fourth quarter 1996. Inventories increased only slightly to $2,823,000 from $2,762,000 at December 31, 1996. The Company's finished goods inventory declined during the past quarter by $374,000 due to limited utilization of the manufacturing facility as a result of interruptions during the plant expansion.

         Net property, plant and equipment increased to $7,164,000 as of September 30, 1997, as a result of the expansion of the Company's facility on land the Company owns adjacent to its existing building in Chesterfield, Missouri. The Company entered into a construction agreement on May 9, 1997, that includes expanding office, warehousing and manufacturing areas by adding approximately 90,000 square feet of space to its facility. The expansion project is anticipated to cost $5 to $6 million and will be financed with cash generated through operations and bank debt. The expansion project was approximately 50% completed as of September 30, 1997, and has an anticipated occupation date of mid-December, 1997.

         Current liabilities decreased to $3,826,000 at September 30, 1997, from $3,866,000 at December 31, 1996. Trade accounts payable decreased to $1,387,000 from $1,689,000 at December 31, 1996, as a result of cash generated from operations. Distributor commissions payable increased $478,000 as sales volume in September, 1997, increased as compared to December, 1996.

         Long-term debt increased to $3,166,000 at September 30, 1997, from $1,465,000 at December 31, 1996, as the Company utilized $1,881,000 of a total bank commitment of $4,400,000 to finance the construction of its facility expansion.

         The Company's working capital balance has improved by $341,000 since December 31, 1996, with a current ratio of 1.79 due to the net profits generated from operations. The Company anticipates that its cash, working capital balance and established credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.


     2.  Result of Operations
         --------------------

         The Company had a net profit of $282,000 and $.03 per share earnings for the quarter ended September 30, 1997, compared to a net profit of $338,000 and $.03 per share earnings for the same period in 1996, both on a fully diluted basis. Net sales for the period increased to $11,480,000 from $9,934,000 in 1996. Net sales in the third quarter 1997, comprised of $11,242,000 in network marketing sales and $238,000 in contract packaging services, as compared to $9,195,000 in network marketing sales and $739,000 in contract packaging services in 1996.

         The increase in net sales from network marketing activities to $11,242,000 in the third quarter of 1997, was primarily due to a 32% growth in net sales in the United States to $9,970,000 as compared to $7,560,000 in 1996. The distributor sales force in the United States grew with an increase of 9% in new sign-ups. Distributor retention in the United States remained strong as 51% of the required distributors renewed their distributorship in the third quarter 1997. Distributors are required to renew their distributorship each year by paying a $20 renewal fee. The number of product orders increased by 44% over 1996 levels. Net sales in the international operations, comprised of Australia, Canada, Mexico, New Zealand and the United Kingdom, decreased 22% over 1996 to $1,272,000. The Company is allocating additional sales and marketing resources to the international markets to facilitate an increase in sales. The Company is currently searching for a sales manager for the Australia and New Zealand operations which has been operating without a sales manager since May 1997.

         Cost of network marketing products sold as a percentage of net sales, was 20.6% for the third quarter of 1997, compared to 18.5% in the same period of 1996. The decline in gross margin is a result of inventory losses and increased operating costs caused by the United Parcel Service strike in which nearly 2,500 cases of product were replaced due to lost or undelivered product. During the strike the Company relied on alternative methods of delivery which proved to be less dependable. This problem was corrected with the settlement of the United Parcel Service strike. In addition, as stated above under "Financial Condition," the result of the reduced level of finished goods manufacturing caused by interruptions during the facility expansion, created higher unallocated overhead costs. Completion of the facility expansion project and a return to previous production levels should improve the Company's gross margin.

         The Company provides contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales from contract services declined in the third quarter of 1997, as compared to the same quarter in 1996, due to the loss of a substantial customer. This decline negatively effected the gross margin due to the inability to reduce overhead cost to offset the decline in net sales. The Company is taking action to replace the lost contract packaging income, plus reduce operating expenses to a level necessary to support the current income.

         Distributor royalties and commissions remained constant at 36.8% of network marketing sales in the third quarter 1997, compared to 36.9% for the same period in 1996. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions. In addition, the Company paid royalties of $182,000 through the Ambassador Program, an incentive program that rewards distributors who have reached and personally assisted qualified distributors to reach a specified level of compensation. The Ambassador Program paid $151,000 in the third quarter 1996.

         Selling, general and administrative expenses, as a percentage of net sales, increased to 37.7% for the third quarter of 1997, from 36.6% in the same period in 1996. In the third quarter 1997, the Company increased sales and marketing activities to support the plans for sales development, with a strong emphasis on the international markets. Sales and marketing related expenses increased $691,000 over 1996 levels, to $2,085,000.

         Forward looking statements made in this filing involve material risks and uncertainties that could cause actual results and events to differ materially from those set forth, or implied, including the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties reported in the Company's other SEC filings.


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

         Dated: November 13, 1997           RELIV' INTERNATIONAL, INC.


                                            By: /s/ Robert L. Montgomery
                                                ------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer and
                                              Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                    September 30    December 31
                                                                        1997            1996
                                                                     (Unaudited)    (see notes)
                                                                    ------------    ------------
Assets

Current Assets:
  Cash and Cash equivalents                                         $  2,419,058    $  2,108,770
  Accounts and notes receivable, less allowances of
    $9,500 in 1997 and $13,000 in 1996                                   746,570       1,056,360
  Inventories
          Finished goods                                               1,511,624       1,219,295
          Raw materials                                                  944,671       1,136,897
          Sales aids and promotional materials                           366,413         405,768
                                                                    ------------    ------------
                     Total inventories                                 2,822,708       2,761,960

  Refundable income taxes                                                184,298          48,949
  Prepaid expenses and other current assets                              618,244         512,031
  Deferred income taxes                                                   62,426          65,000
                                                                    ------------    ------------

Total current assets                                                   6,853,304       6,553,070

Deferred costs                                                            23,412          79,223

Property, plant and equipment:
          Land                                                           790,677         790,677
          Building                                                     2,854,937       2,863,457
          Machinery & equipment                                        1,790,684       1,693,849
          Office equipment                                               365,745         328,780
          Computer equipment & software                                1,456,460       1,245,137
          Construction in progress                                     2,559,284          74,423
                                                                    ------------    ------------
                                                                       9,817,787       6,996,323
Less: Accumulated depreciation                                        (2,654,234)     (2,226,951)
                                                                    ------------    ------------
          Net Property, plant and equipment                            7,163,553       4,769,372
                                                                    ------------    ------------

Total Assets                                                        $ 14,040,269    $ 11,401,665
                                                                    ============    ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statments at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                                    September 30    December 31
                                                                        1997            1996
                                                                     (Unaudited)    (see notes)
                                                                    ------------    ------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses
            Trade Accounts Payable                                  $  1,386,991    $  1,688,777
            Distributors commissions payable                           1,542,015       1,064,023
            Sales taxes payable                                          233,689         225,509
            Interest expense payable                                      18,777          13,625
            Payroll and payroll taxes payable                            179,547         391,905
            Other accrued expenses                                       138,398         112,219
                                                                    ------------    ------------
Total accounts payable & accrued expenses                              3,499,417       3,496,058

  Income taxes payable                                                    36,466          65,102
  Notes payable - short term                                                   0               0
  Current maturities of long-term debt and
    capital lease obligations                                            284,999         282,502
  Unearned income                                                          5,023          22,602
                                                                    ------------    ------------

  Total current liabilities                                            3,825,905       3,866,264

Capital lease obligations, less current maturities                        46,941          13,211
Long-term debt, less current maturities                                3,166,323       1,464,868

Stockholders' equity:
  Common stock, no par value; 20,000,000 shares
   authorized; 9,826,385 shares outstanding as of 9/30/97
   and 9,900,529 shares outstanding as of 12/31/96                     9,224,951       9,211,826
  Notes receivable-officers and directors                                 (4,633)         (4,633)
  Retained earnings                                                   (1,376,252)     (2,516,181)
  Foreign currency translation adjustment                               (123,679)         10,970
  Less cost of treasury stock-261,780 shares as of 9/30/97
    and 250,580 shares as of 12/31/96                                   (719,287)       (644,660)
                                                                    ------------    ------------

Total Stockholders' Equity                                             7,001,100       6,057,322
                                                                    ------------    ------------


Total Liabilities and Stockholders' Equity                          $ 14,040,269    $ 11,401,665
                                                                    ============    ============

See notes to financial statements.


Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations


                                                                 Quarter ended September 30            Year to Date September 30
                                                                    1997            1996                 1997            1996
                                                                 (Unaudited)     (Unaudited)          (Unaudited)     (Unaudited)
                                                                 -----------     -----------          -----------     -----------


Sales at suggested retail                                        $17,449,378     $14,082,399          $54,376,312     $42,914,171
  Less: Distributor allowances on product purchases                5,969,160       4,147,951           18,454,896      14,227,862
                                                                 ------------    ------------         ------------    ------------

Net Sales                                                         11,480,218       9,934,448           35,921,416      28,686,309

Costs and expenses:
  Cost of products sold                                            2,520,523       2,348,313            7,389,443       7,331,330
  Distributor royalties and commissions                            4,141,047       3,389,495           12,855,251       9,475,884
  Selling, general and administrative                              4,327,646       3,630,709           12,876,080      10,358,743
                                                                 ------------    ------------         ------------    ------------

Total Costs and Expenses                                          10,989,216       9,368,517           33,120,774      27,165,957
                                                                 ------------    ------------         ------------    ------------

Income from operations                                               491,002         565,931            2,800,642       1,520,352

Other income (expense):
  Interest income                                                     22,410           9,421               80,726          74,849
  Interest expense                                                   (45,185)        (52,820)            (126,108)       (170,830)
  Other income\expense                                                (3,582)         10,068               23,498          22,477
                                                                 ------------    ------------         ------------    ------------

Income
  before income taxes                                                464,645         532,600            2,778,758       1,446,848
Provision for income taxes                                           182,516         194,416            1,082,959         529,125
                                                                 ------------    ------------         ------------    ------------

Net Income                                                           282,129         338,184            1,695,799         917,723
                                                                 ============    ============         ============    ============

Earnings per common equivalent share                                    0.03            0.03                 0.16            0.09
                                                                 ============    ============         ============    ============


See notes to financial statements.


Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                                    Nine Months Ended September 30
                                                                        1997                1996
                                                                    (Unaudited)         (Unaudited)
Operating activities
Net Income                                                          $ 1,695,799         $   917,723
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                       445,333             458,548
    Provision for losses on accounts receivable                               0              13,000
    Foreign currency translation (gain) loss                             (7,226)             (3,651)
    (Increase) decrease in accounts and notes receivable                312,596             (39,112)
    (Increase) decrease in inventories                                  (99,159)             59,876
    (Increase) decrease in refundable income taxes                     (140,256)             (7,352)
    (Increase) decrease in prepaid expenses
      and other current assets                                         (110,149)           (238,201)
    (Increase) decrease in deferred costs                                50,849              52,334
    Increase (decrease) in accounts payable
      and accrued expenses                                               38,740            (103,108)
    Increase (decrease) in income taxes payable                         (25,321)            148,729
    Increase (decrease) in unearned income                              (17,577)             19,190
                                                                    ------------        ------------

Net cash provided by (used in) operating
  activities                                                          2,143,629           1,277,976

Investing Activities:
Purchase of property, plant and equipment                            (2,751,275)           (556,858)
                                                                    ------------        ------------

Net cash provided by (used in) investing
  activities                                                         (2,751,275)           (556,858)

Financing activities:
Increase in short-term borrowings                                             0             100,000
Proceeds from long-term debt                                          1,880,898             698,467
Principal payments on long-term borrowings
  and line of credit                                                   (164,049)           (119,063)
Principal payments under capital lease
  obligations                                                           (71,690)            (45,747)
Proceeds from stock options exercised                                    13,125                   0
Dividends paid                                                         (290,368)            (46,688)
Purchase of treasury stock                                             (337,127)           (843,503)
                                                                    ------------        ------------

Net cash provided by (used in) financing
  activities                                                          1,030,789            (256,534)
Effect of exchange rate changes on cash
  and cash equivalents                                                 (112,855)             69,839
                                                                    ------------        ------------

Increase (decrease) in cash and cash
  equivalents                                                           310,288             534,423
Cash and cash equivalents at beginning
  of period                                                           2,108,770           1,507,176
                                                                    ------------        ------------

Cash and cash equivalents at end of year                            $ 2,419,058         $ 2,041,599
                                                                    ============        ============

See notes to consolidated financial statements.


September 30, 1997

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.


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


Note 3 -- Commitments and Long Term Debt

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

         In September, 1997, the Company obtained a loan commitment of approximately $4.4 million for the expansion project. As of September 30, 1997, approximately $1.9 million of the commitment has been utilized and is reflected in the long-term debt caption of the balance sheet.


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