Form 10-K
period 1997-12-31
RELIV INTERNATIONAL INC
filed 1998-03-27
CIK 768710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

Commission File Number
       1-11768

                           RELIV' INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           Illinois                                     371172197
           --------                                     ---------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

 136 Chesterfield Industrial Boulevard
        Chesterfield, Missouri                             63006
 --------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

                                 (314) 537-9715
                                 --------------
               Registrant's telephone number, including area code




Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                                    Name of each exchange
    Title of Class                                  on which registered:
    --------------                                  --------------------
    Common Stock, without par value                 NASDAQ National Market tier
                                                    of The NASDAQ Stock Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X___ Yes _______ No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

         Based upon the closing price of $4.25 per share of Registrant's Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at February 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $25,248,000. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

         The number of shares outstanding of the Registrant's Common Stock as of February 25, 1998, was 9,617,307 (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

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

         The Company produces a line of food products including nutritional supplements, diet management products, functional foods, a line of granola bars and a sports drink mix. Functional foods are products designed to influence specific functions of the body. The Company also distributes a line of premium skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors who sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico and the United Kingdom.

         The Company has two wholly-owned subsidiaries, Reliv', Inc. ("Reliv'") and Reliv' World Corporation ("Reliv' World"). Reliv' World has five subsidiaries - Reliv' Australia, Reliv' Canada, Reliv' New Zealand, Reliv' Mexico and Reliv' Europe.

         Reliv' was organized as an Illinois corporation on May 24, 1988, as a wholly-owned subsidiary of the Company, and began selling nutritional supplement products in October, 1988, in the United States.

         In Australia, Canada, New Zealand, Mexico and the United Kingdom, the Company's products are sold through Reliv' World and its subsidiaries in each of such countries. Reliv' World was organized as an Illinois corporation on March 30, 1992, as a wholly-owned subsidiary of Reliv'. Reliv' World was organized to conduct the foreign sales operations of the Company and to own foreign sales operations and subsidiaries. On July 1, 1992, Reliv' declared a dividend of all of the stock of Reliv' World and distributed all of such stock to its sole shareholder, the Company.

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

         On July 1, 1995, Reliv' UK began the marketing and sale of the Company's products in the United Kingdom in accordance with the Reliv' system under a license and distributor arrangement with the Company. Pursuant to the terms of the arrangement, Reliv' UK purchased all of its requirements for products from the Company and paid Reliv' World a royalty on products sold. On February 1, 1998, Reliv' Europe, Inc., an Illinois corporation and wholly-owned subsidiary of Reliv' World, assumed ownership and control of the United Kingdom operation, and is currently negotiating a formal purchase of all of Reliv' U.K.'s capital stock.

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

         Reliv' Innergize!(R) is a patented powdered sports drink containing a mixture of vitamins and minerals. Reliv' Innergize is available in lemon, orange and cool punch flavors.

         Reliv' Fibrestore(R) is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. The product is in powdered form for mixture with water or juice. A modified version of the Reliv' Fibrestore formula is marketed in Canada under the name Herbal Harmony in compliance with that country's nutritional regulations.

         Reliv' Arthaffect(R) is a nutritional supplement and functional food containing Arthred(TM), a patented form of hydrolyzed collagen protein, which is clinically reported to nutritionally support healthy joint function. The product is in powdered form for mixture with water, milk or juice. Reliv' Arthaffect was introduced in October, 1996.

         Reliv' Getabetterbody(TM) Weight Loss System is a weight loss system kit containing Reliv' Ultrim Plus, Reliv' Cellebrate and Reliv' Celleboost together with product information and other tools to be used in a weight loss program.

         Reliv' ProVantage(TM) is a nutritional supplement containing soy, designed to enhance athletic performance. The product is also of benefit to dieters and others wanting to increase their soy intake. The product is in powdered form for mixture with water or juice. Reliv' ProVantage was introduced in October, 1997.

         In May, 1997, the Company introduced Reliv' Healthy Pantry(TM) premium entrees, a line of soy-based functional foods. The meals are designed to offer the advantages of soy in low fat, easy to prepare meals. The line includes Pasta Prima Vera, Hearty Chili, Hearty Burger and Ala King dinner. The meals are in dried form and can be prepared quickly with a minimum of additional ingredients.

         The Company also markets a line of skin care products which is based on compounds found only in the avocado. The products are designed to be used individually or in combination with each other. The product line includes: (i) Reliv' Face and Body Bar, a mild face and body soap; (ii) Reliv' Pathway(R), a skin cleanser and primer which contains a variety of avocado based ingredients;
(iii) Reliv' Reavo(R), a skin care cream designed to reduce the appearance of aging in the skin caused by natural and environmental causes; and (iv) Reliv' R.P. 1.5(R), a skin care cream having the active ingredient retinyl palmitate is designed to reduce the appearance of aging caused by environmental causes such as exposure to the sun. The Company's skin care line also includes toners, moisturizers, sunless tanning lotions and related items.

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

         The principal ingredient of Reliv' Reavo is the subject of an issued U.S. patent. On July 1, 1995, Avogen, Inc. ("Avogen") granted to the Company a license under such patent and other proprietary rights relating to the skin care line of products, to purchase such products from or through Avogen and to sell and distribute the products (the "Avogen Agreement"). On April 25, 1997, the Avogen Agreement was amended. The Avogen Agreement is worldwide in scope and continues through the later of the last to expire of the patents subject to the Avogen Agreement or December 31, 2014. Pursuant to the Avogen Agreement, as amended, the Company was granted an exclusive license to market its current line of skin care products subject to the Agreement, and is obligated to pay Avogen royalties which vary depending on the product sold.

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


Sales and Marketing
-------------------

         The Company sells its products to a network of independent contractors, designated as "distributors", who in turn sell the products directly to consumers. The Company's products are marketed and sold to distributors in the United States, Australia, Canada, New Zealand, Mexico and the United Kingdom through a subsidiary in each country. The marketing efforts of the Company and these subsidiaries are focused on the development, training and support of this network of independent distributors. The Company, through these subsidiaries, supports an active training program for distributors in which Company representatives and experienced distributors lead group training sessions. The Company and these subsidiaries also create and provide distributors with manuals, brochures and other promotional, training and informational publications. Periodically, each subsidiary sponsors distributor meetings at which Company representatives provide training and information concerning the Company's products. Company subsidiaries also sponsor group telephone conference calls for training and promotional activities.

         Distributors consist principally of individuals, although a limited number of distributors are corporations or partnerships. New distributors are sponsored by existing distributors. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $39.95 in the United States) consisting of a distributor manual, business forms and promotional materials. Distributors purchase products from Company subsidiaries or from other distributors for resale or consumption by the distributor or his or her family.

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

         Master Affiliates are also entitled to receive additional compensation payments of two percent to five percent of the retail sales volume of product purchased from Company subsidiaries by Master Affiliates (and their personal groups) whom they have sponsored, and for up to five levels of sponsorship. To qualify for these additional compensation payments, Master Affiliates are required to maintain certain monthly sales volumes and document specified levels of retail sales. Master Affiliates who sponsor other distributors to the level of Master Affiliate are entitled to become part of the Director Program, and attain higher positions in the program based on the size of their additional compensation payments. The levels of Director, in order, are Director, Key Director, Senior Director, Master Director and Presidential Director. Distributors reaching these levels receive pins and/or rings recognizing their achievement and recognition in Company publications and at Company sponsored activities.

         In mid-1996, the Company introduced the Star Director Program, which allows Directors to receive increased additional compensation payments based on the number of Master Affiliates they have sponsored since the program commenced. Directors are entitled to receive an additional one percent to three percent of additional compensation on the retail sales volume of Master Affiliates in their sponsorship.

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

         The Company's Direct Selectsm program is available in the United States whereby distributors and their retail customers may order product in less than case lots directly from the Company by phone. An automatic monthly reorder program is also available. Product is shipped directly to the customer and distributors earn a commission on Direct Select sales made to their customers.

         Company subsidiaries also provide a variety of additional incentives or bonuses to the most productive distributors.

         As of December 31, 1997, 37,826 persons or entities were registered as distributors of Company subsidiaries of which 4,374 were Master Affiliates. This is an increase from March, 1997 totals of 36,465 distributors of which 3,325 were Master Affiliates. The number of registered distributors and Master Affiliates in each country in which Company subsidiaries operate is as follows:


                                                                Master
                                       Distributors           Affiliates
                                       ------------           ----------

          United States                     29,616                3,631

          Australia                          3,118                  221

          New Zealand                        1,083                   83

          Canada                             2,130                  244

          Mexico                               867                  158

          United Kingdom                     1,012                   37


     Not all persons registered as distributors of Company subsidiaries are active. Reliv' requires that persons wishing to continue as distributors renew their distributorship annually by the payment of a fee ($20 in the United States); the number of distributors shown in the preceding table reflects persons who have become distributors within the past 12 months and those who renewed their distributorship during 1997.

         The Company recognizes that its sales growth is based upon the continued development of its independent distributor force and strives to maintain an active and motivated distributor network through a combination of quality products, discounts, commissions and bonus payments, sales conventions and training, personal recognition and a variety of publications and promotional materials.

         The Company recognizes that businesses in the network marketing industry risk the possibility that a portion of sales made to distributors may not be consumed or sold to consumers and instead, may remain as inventory in the distributors' possession. The Company's distributor organization and compensation system is designed and intended to promote the sale of the Company's products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, and to comply with applicable governmental regulations of multilevel selling organizations, the Company and each subsidiary have established specific programs and requirements for distributors including (i) monitoring by the Company of purchases by distributors to identify potentially excessive individual purchases, (ii) requiring that distributors certify to a specified amount of retail sales to receive commissions, and (iii) requiring that distributors certify the sale of at least 70 percent of previous purchases prior to the purchase of additional amounts of product. The Direct Select program, as described above, further promotes sales of the Company's products to consumers. Distributors are not required at any time to purchase product, although Master Affiliates are required to maintain certain minimum sales levels in their personal groups to continue receiving royalty compensation payments.

         Each subsidiary maintains a policy that unused product may be returned by customers to the selling distributor or the subsidiary or licensee for a full refund within 30 days after purchase. Each subsidiary also maintains a policy that any distributor who terminates his distributorship may return resalable product for a refund of 90 percent of the purchase price less any discounts or commissions received relating to the purchase of the products.

         The Company has established a suggested retail price for each of the Company's products in each country in which the Company conducts business, but distributors are free to determine the price at which they will sell the Company's products. Distributors are not assigned territories and there are no restrictions on marketing areas for distributors.

         In the United States, the Company's products are warehoused and shipped by common carrier to distributors. A facility in Chesterfield, Missouri serves the east and central parts of the country and the Company utilizes a public warehouse facility in Las Vegas, Nevada to supply the West Coast. See "Item No. 2 - Properties". Products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Toronto, Canada; Mexico City, Mexico; and London, England. Each subsidiary of the Company maintains an office and personnel to receive, record and fill orders from distributors. Distributors order product from Company subsidiaries in case lots and pay for the goods prior to shipment. In general, state or local governmental sales taxes are collected by Company subsidiaries for taxing authorities.

Manufacturing and Product Sources
---------------------------------

         The Company established a manufacturing line at its facility in Chesterfield, Missouri and had begun manufacture of its nutritional products in early 1993. Shortly after manufacturing commenced, the facility was flooded in July 1993, as a result of a break in a levee on the Missouri River. The Company initiated the return of manufacturing to its Chesterfield facility in mid-1995 and currently manufactures all of its products (except granola bars and skin care products) at this facility. The Company expanded its Chesterfield facility in 1997. See "Item No. 2 - Properties".

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

         The Company's granola bars are manufactured by contract manufacturers, predominantly located in the United States, who produce the products in accordance with formulas provided by the Company, subject to quality control requirements and inspections by representatives of the Company. During 1997, the Company's line of skin care products was supplied to it pursuant to the Avogen Agreement and was purchased from Avogen and various contract manufacturers. Arthred(TM), the principal ingredient of Reliv' Arthaffect, is supplied to the Company by Traco. The Company has had no difficulty in obtaining contract manufacturing and there has been no material effect on the timely supply of goods.


Research and Development
------------------------

         At its Chesterfield facility, the Company conducts research, product development and formulation, testing and quality control, all relating to food products. Research and development costs were $286,000 in 1997, $289,000 in 1996 and $294,000 in 1995.


Employees
---------

         As of December 31, 1997, the Company and all subsidiaries had approximately 162 full-time employees compared with 202 such employees at the end of 1996. This resulted from an increase in sales, marketing and distribution personnel to support increased network maketing sales and a decrease in manufacturing and warehouse employees as a result of a decrease in the contract manufacturing business segment. The Company believes that its relationship with its employees is satisfactory. In June of 1996, the Company's manufacturing and warehouse employees certified representation by the local Teamsters Union. The Union and the Company are currently negotiating a collective bargaining agreement.

Product Regulation
------------------

         The formulation, labeling and advertising or promotion of the Company's products are subject to regulation by the Federal Food and Drug Administration
(FDA) which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FDCA"), the Federal Trade Commission (FTC) and various agencies of the states or countries into which the Company's products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of the Company's food products and also with respect to the formulation of those products. The skin care products sold by the Company are also subject to FDA regulations with respect to formulation and marketing of cosmetics. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food or cosmetic. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") and related regulations. Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on the labels or labeling of nutritional supplements. The Company does not believe these laws or regulations will have a material effect on its products or operations. Nutritional and dietary supplements such as those manufactured and sold by the Company, for which no therapeutic claim is made, are not subject to FDA approval prior to their sale. The Company presently does not anticipate marketing new products which would require FDA approval. However, these products can be removed from the market if shown to be unsafe, and if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation treatment or prevention of disease, it can regulate those products as drugs and require pre-market clearance. In addition, if the FDA determines that the claims concerning a product's affect on the "structure or function" of the body do not meet the requirements of DSHEA, such claims could result in such product being subject to regulation as a drug.

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


Competition
-----------

         The Company's products are sold in highly competitive markets against companies with substantially greater sales volume and financial resources than the Company and with brands that are, through advertising and other methods, better known to consumers. The Company competes against other direct selling companies and against companies which sell heavily advertised and promoted products through retail stores, including supermarkets, drug stores and health food stores. The Reliv' Ultrim-Plus, Cellebrate and Celleboost products compete with numerous other products in the weight loss market, including nationally advertised products such as SlimFast(tm). Many companies have entered, or have plans to enter, the sports drink market in which Reliv' Innergize! and ProVantage compete, a market long dominated by Gatorade(tm). Reliv' NOW, Reliv' Classic and Reliv' Fibrestore compete with numerous mineral and vitamin supplement products. The Company's skin care line competes with products sold by numerous, well-established cosmetic companies, including several direct selling companies such as Mary Kay and Avon. With Arthaffect, the Company has entered the relatively new "functional foods" market, which is expected to be extremely competitive and led by the major food companies.

International Operations
------------------------

         Prior to 1991, the Company marketed and sold its products solely within the United States. In February, 1991, Reliv' entered into a joint venture with an Australian corporation and the joint venture began marketing and selling the Company's products in Australia in May, 1991. As of March, 1992, the Company organized Reliv' World to conduct international operations, acquired the business of the Australian joint venture and began conducting business in Australia through Reliv' Australia. In June, 1992, the Company began marketing and selling its products in New Zealand through Reliv' New Zealand, in November, 1992, began marketing and selling its products in Canada through Reliv' Canada, and in August, 1993, began marketing and selling its products in Mexico through Reliv' Mexico. In July, 1995, the Company began marketing and selling its products in the United Kingdom through Reliv' UK, a licensee. In February, 1998, Reliv' Europe assumed the operations of Reliv' U.K.

         Each foreign subsidiary markets, sells and uses substantially the same line of products, labeling and method of distribution as Reliv' in the United States, although not all of the Company's products are available in each country and the formulation of some of the products vary to comply with local governmental regulations or requirements.

         Reference is made to Note 18 of the Consolidated Financial Statements contained in Part IV hereof for financial information on geographical segments.


Contract Manufacturing
----------------------

         In the last quarter of 1995, the Company commenced providing contract processing and packaging services at its Chesterfield manufacturing facility. These services include blending, processing and packaging food products in accordance with specifications or materials provided by the customer. Revenues from these services during 1996 were $3,310,000, but decreased to $1,525,000 in 1997, as a result of the loss of a major customer. The Company is actively seeking additional contract manufacturing business.

         Reference is made to Note 17 of the Consolidated Financial Statements contained in Part IV hereof for financial information on business segments.


Item No. 2 - Properties
-----------------------

         The Company owns approximately six acres of land and a building containing approximately 136,000 square feet of office, manufacturing and warehouse space located at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri, 63006, where it currently maintains its corporate headquarters. The Company recently completed an expansion to the Chesterfield facility on land owned by the Company adjacent to existing building. Approximately 90,000 square feet of manufacturing, warehouse and office space was added to the existing 46,000 square foot facility. The Company obtained a construction loan of $4,430,000 to finance the expansion.

     The original property was purchased in July, 1991, and, as part of the purchase price for the premises, the Company assumed the remaining principal balance of $850,108 of a 1984 industrial revenue bond with an original principal sum of $975,000. In addition, the Company executed a promissory note to the seller in the amount of $250,000. The principal balances of the bond and promissory note at December 31, 1997, are $598,000 and $205,000, respectively. The promissory note is secured by a deed of trust on the premises. The Company intends to fund its payments under the industrial revenue bond and promissory note from working capital. In 1992, the Company completed an addition to its building of approximately 12,000 square feet used for manufacturing of its products. In May, 1993, the Company purchased 3.4 acres of land adjacent to the original facility for $400,000.

         The main facility and surrounding land was severely damaged by a flood in July, 1993. The Company began repairs and improvements to its main facility, and finalized relocation of its corporate offices to the facility in February, 1995. The Company's decision to return to the facility was based on its ability to obtain adequate flood insurance to offset future losses if incurred and the government's direction toward upgrading the levee that protects the facility.

         During 1997, the Company leased approximately 20,800 square feet of warehouse space at a separate site in Chesterfield, Missouri, at a rental rate of $8,700 per month, for shipping and finished goods storage. The lease terminated in December, 1997, and the Company anticipates that its newly expanded facility will meet its local shipping and warehouse needs for the foreseeable future.

         The Company leases office space in Parramatta, Australia, Mississauga, Ontario, Canada and in Mexico City, Mexico to support its operations in those areas, and has a contract warehouse arrangement in Auckland, New Zealand.


Item No. 3 - Legal Proceedings
------------------------------

         On May 21, 1997, Timothy Tobin, a former director and officer of the Company, filed a Demand for Arbitration with the American Arbitration Association in St. Louis, Missouri. The Demand claimed damages resulting from alleged misrepresentations made by the Company in connection with a Stock Purchase Agreement and Consulting Agreement entered into with Mr. Tobin in October 1992. The Company has filed an Answer and Counterclaim denying Mr. Tobin's allegations and claiming damages resulting from Mr. Tobin's breach of warranties contained in the October 1992 agreements.


Item No. 4 - Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------

N/A

PART II

Item No. 5 - Market  for  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

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

                         1997 and 1996 Quarterly Stock Price Data
                         ----------------------------------------


                                   HI             LO
                                   --             --

1997
----
First Quarter                      7.625          5.341
Second Quarter                     8.625          6.00
Third Quarter                      7.00           5.25
Fourth Quarter                     5.75           2.75


1996
----
First Quarter                      2.273          1.477
Second Quarter                     3.864          1.818
Third Quarter                      7.727          2.727
Fourth Quarter                    11.136          5.227


         All 1996 stock price data has been retroactively adjusted for the Company's 10% stock dividend issued in February 1997.

         As of February 25, 1998, there were approximately 1,641 holders of record of the Company's Common Stock.

         On May 15, 1996, a dividend of $.005 per share was paid to shareholders of record. On December 6, 1996, a dividend of $.015 per share was paid to shareholders of record. On February 28, 1997, a 10% stock dividend and a cash dividend of $.01 per share was paid to shareholders of record. The cash dividend on such date was paid on all shares after giving effect to the stock dividend. On June 13, 1997, a cash dividend of $.02 per share was paid to shareholders of record. On January 29, 1998, a cash dividend of $.01 per share was paid to shareholders of record. The amount and timing of future dividends will be subject to declaration of the Board of Directors consistent with results of operation of the Company and its financial condition at the time.

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


                                                                      Year ended December 31
                                                    1997           1996         1995         1994          1993
                                                 -----------------------------------------------------------------
                                                                                                           (1)
Net Sales                                        $46,836,270    $40,729,993  $28,913,873  $32,190,444  $43,553,022

Income from continuing operations, before
extraordinary loss                               $ 2,028,988    $ 1,507,014  $   569,823  $   893,766  $ 3,062,398

Net Income                                       $ 2,028,988    $ 1,507,014  $   569,823  $   893,766  $ 1,649,398

Earnings (loss) per common share(2):

Basic:

Income before extraordinary loss                      .21            .15          .06          .09          .29

Extraordinary loss                                    ---             --          ---          ---         (.13)
                                                 -----------------------------------------------------------------
     Net Income                                       .21            .15          .06          .09          .16

Diluted:

Income before extraordinary loss                      .20            .15          .06          .09          .29

Extraordinary loss                                    ---            ---          ---          ---         (.14)
                                                 ----------------------------------------------------------------
     Net Income                                       .20            .15          .06          .09          .15

Cash Dividends per share of Common Stock              .03            .02          .01         .015           --

Total Assets                                     $15,969,948    $11,401,665  $10,276,234  $ 9,660,013  $10,525,380

Long-term debt and capital lease obligations,
less current maturities                          $ 5,148,625    $ 1,478,079  $ 1,416,764  $ 1,000,024  $ 1,072,070


(1) In July, 1993, during the Midwestern floods, a levee broke and flooded 300 area businesses, including the Company's headquarters and manufacturing facility. The effects of this event have been accounted for as an extraordinary loss.

(2) All earnings per share data has been retroactively adjusted for the pro forma effect of the Company's 10% stock dividend issued in February 1997.

Item No. 7 -  Management's  Discussion  and Analysis of Financial  Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

Net Income

1997 vs. 1996

         The Company's 1997 net income was $2,029,000 or $.21 per share ($.20 per share diluted). This compares with net income of $1,507,000, or $.15 per share in 1996. Net income in the United States was $2,177,000 in 1997, compared to $1,686,000 in 1996. Net income from international operations was a loss of $148,000 in 1997, compared with a loss of $179,000 in 1996.

         Net sales increased in 1997 to $46.8 million, as compared to $40.7 million in 1996, as a result of the 21 percent increase in net sales in the United States from $34.4 million in 1996 to $41.7 million in 1997. Net sales in the United States, which accounts for 89 percent of total net sales, is comprised of network marketing sales and contract packaging services. In 1997 network marketing sales in the United States increased by 29 percent to $40.2 million compared to $31.1 million in 1996, while net sales from contract services declined to $1.5 million from $3.3 million in 1996. Net sales in the foreign operations declined to $5.1 million in 1997 from $6.3 million in 1996.

         Net sales for the fourth quarter of 1997 were $10.9 million, a decrease from fourth quarter 1996 net sales of $12.0 million. During the period network marketing sales in the United States increased to $9.6 million from $9.1 million in the fourth quarter 1996. The decrease in net sales was due to declines in net sales in the foreign operations from $1.8 million for the quarter in 1996 to $1.2 million, and in contract packaging services from $1.1 million to $150,000.

         The Company provides contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales declined in 1997 to $1.5 from $3.3 million in 1996. The decrease was due to the loss of a substantial customer whose business has not been replaced. To address this the Company has established a management team charged with increasing sales of contract services, and is increasing its sales and marketing efforts in this area. In addition to another source of income, providing contract services allows the Company to better utilize the manufacturing and product development infrastructure, thus spreading overhead costs.

         The increase in network marketing sales during 1997 was a result of a larger and more productive network of distributors, primarily in the United States. In the United States, the Company's largest market, the number of active distributors increased 12 percent to 29,616. The retention rate of distributors who renew their annual agreement continued to remain high at 49 percent. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 3,631 in the United States in 1997 from 2,487 in 1996. In 1997 the Company processed 73,136 orders at an average retail price of $695, compared to 53,391 orders at an average of $733 in 1996.

         The positive changes in the sales organization was a result of several sales and marketing programs coordinated to motivate and train distributors at all levels of the distributor organization. One element was the continued focus on the Road to Presidential, designed to encourage distributors to reach the highest level of earnings potential by building their downline organizations. This program was initially introduced in the United States in 1995 and then in the foreign subsidiaries throughout 1996. The Company believes the training and rewards of this program have contributed to the increase in sales. The Star Director Program, which reinforces the Road to Presidential, was introduced in June 1996. This program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 1997, $1,329,000 was paid through this program compared to $420,000 in 1996. Another ingredient in the sales growth is the success of the Ambassador Program, which compensates distributors at the highest levels for their leadership and development of sales. At year end 1997 there were fifty-two Ambassadors who shared in bonuses totaling $838,000.

         The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. In 1997, the program in the United States, produced $5.9 million, or nearly 10 percent of total product sales at retail value, compared to $4.3 million in 1996. The Company introduced the Direct Select Program in Canada in October 1997 and plans an introduction in Australia in early 1998.

         The United States 1997 net sales were affected by the introductions of two new products, Healthy Pantry Premium Entrees, a line of four hot meal products based on the use of soy protein, and Provantage, a sports nutrition product targeted for the fitness market. Both products expand the Company's product line in the growing functional foods category.

         1997 network marketing sales strengthened throughout the United States. Sales remained strong in the top ten states, which account for 64 percent of total sales, with an increase of 20 percent in these states when compared to 1996 sales. Sales in the other states increased 44 percent over 1996 levels indicating the Company is developing strong markets outside its primary states. Illinois, Michigan and California were the Company's primary markets in 1997 contributing 31 percent of total sales, a decrease of 4 percent when compared to the top three markets in 1996. The above trends indicate a more diverse base of sales growth.

         In Australia and New Zealand net sales declined to $3,449,000 in 1997 from $4,723,000 in 1996. Fourth quarter 1997 sales decreased to $753,000 from $1,260,000 in 1996. New distributor enrollments declined in Australia and New Zealand to 1,820 from 3,108 in 1996. Distributor renewals in Australia were 48% and in New Zealand 37% in 1997 as compared to 41% and 36% in 1996, respectively. Reported net sales in Australia and New Zealand were also affected by the decline in the value of their currency as compared to the United States dollar. During the year, both the Australian and New Zealand dollars declined 18% from their rates as of December 31, 1996.

         The Company has taken several steps to reverse the decline in sales in Australia and New Zealand, as well as all its foreign operations. A management team has been put in place with sole responsibilities for developing growth in the foreign operations. Previously, the responsibilities for the foreign operations fell under the management team responsible for the United States and the holding company, Reliv International. The Company believes establishing a management team with direct responsibility will improve the efforts towards building successful sales operations.

         One element of this has been to replace the Australian and New Zealand sales manager with the Company's International Marketing Manager, who has been employed with the Company for seven years and served as sales manger of Australia and New Zealand from 1991 through 1994. During that period the market grew in net sales from a start-up to $9,353,000 in 1994. In late 1994 he was promoted to International Marketing Director and relocated to the United States and contributed to the growth in the United States.

         Sales in Australia and New Zealand have been affected by continued delays in the introduction of several new products due to regulatory policies, plus increased levels of competition. The Company has received approval in Australia and New Zealand to sell Reliv' Classic and plans to introduce it in April 1998. Reliv' Classic is the number one selling product in the United States accounting for approximately 25% of total retail sales. Fibrestore, a product which averages in excess of 10% of sales in the United States, was introduced in Australia in September, 1997. Both are strong additions to the product line. The Company plans to continue building the product lines in these countries during 1998.

         Net sales in Canada increased in 1997 to $1,338,000 from $1,247,000 in 1996. Fourth quarter sales decreased to $334,000 in 1997 compared to $416,000 in 1996. Fourth quarter net sales in 1996 were impacted by a sales promotion that created a large one time sales increase. New distributor enrollments declined to 991 from 1,165 in 1996. The 1996 net sales in Canada were affected by the introductions of Reliv A-Affect, a product similar to the United States Arthaffect that's designed to nutritionally support bone and joint conditions and Direct Select. A-Affect currently represents 7 percent of total product sales. The Company believes Canadian sales will be positively affected in 1998 with the addition of Classic in March 1998 and future product introductions throughout 1998. Direct Select, introduced in October 1997, accounts for approximately 7.5 percent of total retail sales at year end.

         In Mexico net sales declined slightly as the economy continued to contribute to Reliv Mexico's inability to increase net sales and reach profitability. Net sales in Mexico in 1997 were $330,000, compared to $352,000 in 1996. Net sales in the fourth quarter 1997 were $74,000 compared to $103,000 in 1996. New distributor enrollment declined in 1997 to 360 compared to 487 in 1996. In response, the Company introduced a revision to the distributor compensation plan in August 1997 to adjust for the devaluation of the peso. The Company believes the change will make the plan competitive with other network marketing companies in Mexico.

         The Company began marketing its products in the United Kingdom in July, 1995, through a licensee. Revenues under the license agreement in 1996 and 1997 were minimal and in February, 1998, the Company through its subsidiaries assumed ownership and control of the United Kingdom operations. The Company believes its direct management will improve sales efforts in this region.

         The Company believes that its computer hardware and software will meet is administrative needs in the United States and in its foreign subsidiaries in the foreseeable future. The Company does not anticipate significant changes to its computer system or material expenses to comply with year 2000.

1996 vs. 1995

         The Company's 1996 net income was $1,507,000 or $ .15 per share ($.15 per share diluted). This compares with net income of $570,000, or $.06 per share in 1995. Net income in the United States was $1,686,000 in 1996, compared to $430,000 in 1995. Net income from international operations was a loss of $179,000 in 1996, compared with gain of $140,000 in 1995.

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

         In the fourth quarter of 1995, the Company began providing contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Direct costs of contract packaging services were 93 percent of revenue. Direct costs as a percent of revenue improved throughout the year from 108 percent in the first quarter, to 84 percent in the fourth quarter.

         In 1996 network marketing activity in the United States 16,622 new distributors enrolled and 10,305 distributors renewed their distributorship, compared to 14,653 new distributors and 5,470 renewals in 1995. The average wholesale order size in the U.S. (at retail) increased in 1996 to $733 compared to $670 in 1995.

         The United States 1996 net sales were affected by product introductions of Reliv' Celleboost and the Getabetterbody weight loss system, in January 1996, Cool Punch Innergize, in June 1996 and Arthaffect, in October 1996. In 1996, the Direct Select program produced sales at retail value of $4.3 million, compared to retail sales of $2.6 million in 1995.

         In Australia and New Zealand net sales declined to $4,723,000 in 1996 from $5,760,000 in 1995. Sales in Australia and New Zealand during 1996 have been affected by continued delays in the introduction of several new products due to regulatory policies, plus increased levels of competition. New distributor enrollments declined in Australia and New Zealand to 3,108 from 4,373 in 1995. Distributor renewals in Australia were 41% and in New Zealand 36% in 1996 as compared to 38% and 29% in 1995, respectively.

         Net sales in Canada increased in 1996 to $1,247,000 from $494,000 in 1995. New distributor enrollments increased to 1,165 from 376 in 1995. The 1996 net sales in Canada were affected by the introductions of Reliv Optain, an isotonic drink similar to the Innergize sold in the United States, and Celleboost, in January 1996.

         In Mexico net sales declined as the economy contributed to Reliv Mexico's inability to increase net sales and reach profitability. Net sales in Mexico in 1996 were $352,000, compared to $436,000 in 1995 and $1,008,000 in

1994. The Company offset the currency devaluation with a price increase of its products that hindered the ability to sell the product and therefore contributed to the reduction in sales. New distributor enrollment declined in 1996 to 487 compared to 1,001 in 1995


Cost of Sales:

         During 1997, cost of network marketing products sold improved to 18 percent of net sales compared with 19 percent in 1996, and 21 percent in 1995. The improvement in gross profit margins is a result of lower raw materials costs, improved manufacturing controls and utilization of the facility in providing contract manufacturing services. Cost of network marketing products sold was constant at 17 percent in the fourth quarter of 1997 and in the same period in 1996. Cost of goods for contract services improved for the year to 89% from 93% in 1996. The Company expanded its facility in 1997 adding approximately 60,000 square feet of warehouse and manufacturing space. The expansion space will be put into full operation during the first half of 1998.


Distributor Royalties and Discounts:

         Distributor royalties and discounts as a percentage of network marketing sales increased to 37 percent in 1997 from 36 percent in 1996. Fourth quarter 1997 distributor royalties and discounts also increased to 37 percent from 36 percent in 1996. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percentage of sales up to 18 percent in royalties and as much as 45 percent in commissions. The 1997 increase compared to 1996 is partly due to an increase in net sales from the Company's Direct Select program. Sales in the Direct Select Program increased to $5.9 million from $4.3 million in 1996. In this program, customers purchase directly from the Company at full retail price and the Company distributes to the distributor force 45 percent of the purchase price as a commission earned. This is higher than the average commission paid by the Company to distributors for purchases made at wholesale price. In addition, in 1997, the Company paid royalties of $838,000 through the Ambassador Program as compared to $631,000 in 1996.


Selling, General and Administrative:

         Selling, general and administrative expenses increased to 37% as a percentage of net sales for 1997, from 36 percent in 1996, but less than the 39 percent in 1995. The change in 1997 is primarily a result of increases in selling expenses, professional services and staff compensation.


         In 1997, sales meetings and convention expenses were $1,200,000 and sales promotion incentives were $489,000, compared to $845,000 and $342,000 in 1996, respectively. The Star Director program, which rewards eligible distributors with a bonus based on the retail sales of their distributor network, paid $1,329,000 in 1997 compared to $420,000 in 1996. The program was introduced in June 1996 and has a limit of 3% of total product retail sales. In 1997 2.2 percent was paid.

         Consulting and professional services increased $357,000 to $642,000 in 1997 as the Company increased its use of marketing and public relations companies. The Company does not anticipate the level of these expenses to continue at 1997 levels. Staff compensation increased by 15 percent, primarily in the sales, marketing and distribution departments. These departments increased 50 percent in order to service the sales growth in the United States and contribute additional support to the foreign operations.

         Selling, general and administrative expenses as a percentage of net sales were higher in the fourth quarter 1997 as expenses were 39 percent of net sales compared to 35 percent during the fourth quarter 1996. The decrease in net revenues from $12,044,000 in 1996 to $10,915,000 is the primary reason, as well the items mentioned above.


Interest Expense:

         Interest expense in 1997 was $210,000 compared to $213,000 in 1996 and $146,000 in 1995. Interest expense in 1998 will increase due to a loan package secured for the expansion of the Company's office and manufacturing facility, plus the lease of furnishings and equipment. Short-term debt, capital lease obligations and long-term debt increased to $5,507,000 from $1,761,000 in 1996.

Other Income/Expense:

         Other income decreased to $113,000 in 1997 from $147,000 in 1996 and $226,000 in 1995. This is due to a decrease in interest earned from cash investments made by the Company in interest-bearing accounts or financial instruments and foreign exchange gains in 1995.


Income Taxes:

         The provision for income taxes increased to $1,385,000, or 3.0 percent of net sales in 1997, from 2.3 percent of net sales or $950,000 in 1996, and .6 percent of net sales, or $187,000 in 1995. The effective tax rate for 1997 was 41 percent. Effective tax rates for 1996 and 1995 were 39 percent and 25 percent, respectively. The effective rate for 1995 was lower than the United States statutory rates as a result of the conversion of Reliv' Canada to an unlimited liability company in 1995. The 1997 effective rate was slightly higher than 1996 as the result of the settlement of an audit by the Internal Revenue Service for the fiscal years 1992 through 1994.


Financial Condition
-------------------

         The Company generated cash flow of $2,491,000 from operating activities during 1997 and $3,959,000 through long-term financing. This compares to $2,122,000 generated from operating activities and $364,000 through long-term financing in 1996. Cash and cash equivalents increased $318,000 to $2,426,000 by year-end 1997. The Company invested $5,055,000 in its facility, with the construction of approximately 90,000 square feet of office and manufacturing space, and the acquisition of office furnishings and plant equipment. The Company used $337,000 to repurchase shares of its common stock and $293,000 to pay dividends.

         Current assets increased to $6,745,000 at December 31, 1997 from $6,553,000 as of December 31, 1996. Cash and cash equivalents increased $318,000 as described above. Accounts receivable decreased by $190,000 to $866,000 from the December 31, 1996 balance of $1,056,000 as a result of the decrease in contract packaging services, which are generally paid on 30 day terms. Inventories declined slightly to $2,642,000 from $2,762,000 at year end 1996.

         Property, plant and equipment, after dispositions, increased $4,926,000 to $11,922,000 at December 31, 1997, as a result of the expansion of its facility. The Company does not anticipate significant purchases of plant, property and equipment in 1998.

         Current liabilities decreased to $3,653,000 at December 31, 1997 from $3,866,000 at December 31, 1996. Trade accounts payable decreased to $1,433,000 from $1,689,000 at December 31, 1996 primarily due to the decrease in inventories. Distributor commissions payable increased $263,000 as a result of improved net sales as compared to December 31, 1996. Accrued payroll and payroll taxes decreased to $174,000 at December 31, 1997 from $392,000 for the prior year end, primarily due to $240,000 in accrued incentive compensation that was included at December 31, 1996.

         Long-term debt increased to $5,149,000 from $1,478,000 at December 31, 1996. The Company entered into a loan agreement of $4,430,000 in September 1997 to provide financing for the expansion of its facility. The term of the agreement is three years with a 20 year payment amortization schedule. The Company has a term loan with a principal balance of $662,000 as of December 31, 1997, as well as long-term debt totalling $803,000, relating to the purchase of its original building and land. The Company also has two operating lines of credit in the amounts of $800,000 and $500,000. At December 31, 1997, the Company was not utilizing the lines of credit. As a result of the increased long term debt, the Company's ratio of total liabilities to total assets increased to 55% from 47% at December 31, 1996.

         Stockholders' equity increased to $7.2 million compared with $6.1 million in 1996. The improvement is due to the 1997 net income of the Company. On January 31, 1997, the Company declared a 10% stock dividend and a cash dividend of $0.01 per share paid on February 28, 1997 to recordholders as of February 14, 1997. The stock dividend resulted in a transfer from retained earnings to the common stock account in the amount of $5,848,000, which was based on the closing price of $6.50 per share of Common Stock on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes reflect the increased number of shares as a result of the stock dividend. During 1997, the Company paid cash dividends of $293,000.

         The Company's working capital balance has improved by $405,000 since December 31, 1996. The current ratio at December 31, 1997 improved to 1.85 from
1.7. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 1998.

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


Item No. 9 - Changes in and  Disagreements  with  Accountants  on Accounting and
----------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None.


PART III

Item No. 10 - Directors and Executive Officers of the Registrant
----------------------------------------------------------------

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 21, 1998, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 11 - Executive Compensation
------------------------------------

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 21, 1998, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 12 - Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------------

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 21, 1998, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 13 - Certain Relationships and Related Transactions
------------------------------------------------------------

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 21, 1998, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

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

                     3.    Exhibits:

                                                                 Exhibit
                  Document                                       Number
                  --------                                       ------

         Articles of Incorporation, as amended
         (incorporate by reference Exhibit 3.1 to
         the Form 10-K of the Registrant for year
         ended December 31, 1995)                                  3.1

         By-laws, as amended
         (incorporate by reference Exhibit 3.2
         to the Form 10-K of the Registrant for
         year ended December 31, 1992)                             3.2

         Amended Exclusive License Agreement
         (incorporate by reference Exhibit 10.1
         to the Form 10-K of the Registrant
         for year ended December 31, 1992)                        10.1

         Asset Purchase Agreement
         (Australian Joint Venture)
         (incorporate by reference Exhibit 10.2
         to the Form 10-K of the Registrant
         for year ended December 31, 1992)                        10.2

         Master Agent Agreement
         (re: Australia)
         (incorporate by reference Exhibit 10.3
         to the Form 10-K of the Registrant for year
         ended December 31, 1992)                                 10.3

         Tobin Stock Purchase Agreement
         (incorporate by reference Exhibit 10.6
         to the Form 10-K of the Registrant
         for year ended December 31, 1992)                        10.4

                                                                 Exhibit
                  Document                                       Number
                  --------                                       ------

         Tobin Consulting Agreement
         (incorporate by reference Exhibit 10.7
         to the Form 10-K of the Registrant
         for year ended December 31, 1992)                        10.5

         1995 Stock Option Plan  (incorporate by
         reference Exhibit 10.7 to the
         Form 10-K of the Registrant for year
         ended December 31, 1995)                                 10.6

         Montgomery Employment Agreement
         dated June 1, 1997                                       10.7

         Hastings Employment Agreement
         dated June 1, 1997                                       10.8

         Kreher  Employment Agreement dated
         April 13, 1994 (incorporate by
         reference Exhibit 10.14 to the
         Registrant's Form 10-Q for
         quarter ended June 30, 1994).                            10.9

         1994 Annual Incentive Compensation Plan
         (incorporate by reference Exhibit 10.11
         to the Form 10-K of the Registrant for
         year ended December 31, 1995)                            10.10

         1994 Long-Term Incentive Compensation Plan
         (incorporate by reference Exhibit 10.12 to
         the Form 10-K of the Registrant for
         year ended December 31, 1995)                            10.11

         Agreement with Avogen, Inc. dated July 1, 1995
         (incorporate by reference Exhibit 10.13 to the
         Form 10-K of the Registrant for year ended
         December 31, 1995)                                       10.12

         Agreement with Conkle & Olesten and Avogen, Inc.
         dated July 1, 1995 (incorporate by reference
         Exhibit 10.14 to the Form 10-K of the Registrant
         for year ended December 31, 1995)                        10.13

                                                                 Exhibit
                  Document                                       Number
                  --------                                       ------

         Agreement with Traco Labs, Inc.
         (incorporated by reference Exhibit 10.14
         to the Form 10-K of the Registrant for
         year ended December 31, 1996)                            10.14

         Amendment to Avogen and Conkle & Oleston
         Agreements dated April 25, 1997                          10.15

         Statement re: computation of per
         share earnings (incorporated by reference
         to Note 7 of the Consolidated Financial
         Statements contained in Part IV)                         11

         Subsidiaries of the Registrant
         (incorporate by reference the
         the Registrants's Response to
         Item 1 of Part I of this Form 10-K)                      22

         Consent of Ernst & Young L.L.P.,
         Independent Auditors                                     23

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

                  RELIV' INTERNATIONAL, INC.
                  --------------------------



By:              /s/Robert L. Montgomery
         ----------------------------------------------------------------------
         Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date:    March 27, 1998

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:              /s/Robert L. Montgomery
         ----------------------------------------------------------------------
         Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date:    March 27, 1998


By:           /s/ David G. Kreher
         ----------------------------------------------------------------------
         David G. Kreher, Senior Vice President, Chief Operating Officer, Assistant Secretary
         (principal financial and accounting officer)

Date:    March 27, 1998


By:          /s/ Carl W. Hastings
         ----------------------------------------------------------------------
         Carl  W. Hastings,   Executive  Vice  President,   Assistant Secretary,
         Director

Date:    March 27, 1998


By:         /s/ Thomas W. Pinnock
         ----------------------------------------------------------------------
         Thomas W. Pinnock III, Director

Date:    March 27, 1998


By:         /s/ Stephen M. Merrick
         ----------------------------------------------------------------------
         Stephen M. Merrick, Secretary, Director

Date:    March 27, 1998

By:            /s/ Donald L. McCain
         ----------------------------------------------------------------------
         Donald L. McCain, Director

Date:    March 27, 1998


By:           /s/ John Akin
         ----------------------------------------------------------------------
         John Akin, Director

Date:    March 27, 1998


By:          /s/ Sandra S. Montgomery
         ----------------------------------------------------------------------
         Sandra S. Montgomery, Director

Date:    March 27, 1998


By:         /s/ Thomas T. Moody
         ----------------------------------------------------------------------
         Thomas T. Moody, Director

Date:    March 27, 1998


By:        /s/ Marvin W. Solomonson
         ----------------------------------------------------------------------
         Marvin W. Solomonson, Director

Date:    March 27, 1998

                           Reliv' International, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 1997, 1996 and 1995




                                    Contents

Consolidated Financial Statements:
  Report of Independent Auditors........................................... F-1
  Consolidated Balance Sheets as of December 31, 1997 and 1996............. F-2
  Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995...................................... F-4
  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1996 and 1995...................................... F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995....................................... F-6
  Notes to Consolidated Financial Statements - December 31, 1997........... F-8

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts for the years ended
    December 31, 1997, 1996 and 1995....................................... F-29

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      [LETTERHEAD OF ERNST & YOUNG L.L.P.]



                         Report of Independent Auditors




Board of Directors and Stockholders
Reliv' International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv' International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv' International, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/ Ernst & Young L.L.P.


March 17, 1998
St. Louis, Missouri

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                          December 31
                                                                     1997              1996
                                                                ------------------------------

Assets
Current assets:
   Cash and cash equivalents                                    $  2,426,426      $  2,108,770
   Accounts and notes receivable,
     less allowances of $7,600
     in 1997 and $13,000 in 1996                                     865,701         1,056,360
   Inventories:
     Finished goods                                                1,453,282         1,219,295
     Raw materials                                                   785,706         1,136,897
     Sales aids and promotional materials                            403,830           405,768
                                                                ------------------------------
                                                                   2,642,818         2,761,960

   Refundable income taxes                                            31,303            48,949
   Prepaid expenses and other current assets                         688,539           512,031
   Deferred income taxes                                              90,065            65,000
                                                                ------------------------------
Total current assets                                               6,744,852         6,553,070

Deferred costs                                                         4,232            79,223

Property, plant and equipment:
   Land                                                              790,677           790,677
   Building                                                        2,854,548         2,863,457
   Machinery and equipment                                         1,723,482         1,693,849
   Office equipment                                                  303,235           328,780
   Computer equipment and software                                 1,452,577         1,245,137
   Construction in progress                                        4,797,090            74,423
                                                                ------------------------------
                                                                  11,921,609         6,996,323
   Less accumulated depreciation and amortization                 (2,700,745)       (2,226,951)
                                                                ------------------------------
                                                                   9,220,864         4,769,372
                                                                ------------------------------
                                                                $ 15,969,948      $ 11,401,665
                                                                ==============================



See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                          December 31
                                                                     1997              1996
                                                                ------------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                        $  3,290,131      $  3,496,058
   Income taxes payable                                                 --              65,102
   Current maturities of long-term debt and
     capital lease obligations                                       358,124           282,502
   Unearned income                                                     5,003            22,602
                                                                ------------------------------
Total current liabilities                                          3,653,258         3,866,264

Capital lease obligations, less current maturities                    39,105            13,211
Long-term debt, less current maturities                            5,109,520         1,464,868



Stockholders' equity:
   Common stock, no par value; 20,000,000 shares authorized,
     9,617,307 shares issued and outstanding in 1997 and
     9,900,529 shares issued and outstanding in 1996               9,135,764         9,211,826
   Notes receivable - officers and directors                          (4,633)           (4,633)
   Retained earnings (deficit)                                    (1,673,164)       (2,516,181)
   Foreign currency translation adjustment                          (289,902)           10,970
   Less cost of treasury stock - 250,580 shares in 1996                 --            (644,660)
                                                                ------------------------------
                                                                   7,168,065         6,057,322



                                                                ------------------------------
                                                                $ 15,969,948      $ 11,401,665
                                                                ==============================



See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                           Year ended December 31
                                                     1997            1996            1995
                                                --------------------------------------------


Sales at suggested retail                       $ 71,066,845    $ 60,840,620    $ 46,466,287
Less distributor allowances on
   product purchases                              24,230,575      20,110,627      17,552,414
                                                --------------------------------------------
Net sales                                         46,836,270      40,729,993      28,913,873

Costs and expenses:
   Cost of products sold                           9,404,283      10,193,418       6,386,806
   Distributor royalties and commissions          16,837,084      13,429,386      10,678,500
   Selling, general and administrative            17,083,792      14,585,127      11,171,344
                                                --------------------------------------------
                                                  43,325,159      38,207,931      28,236,650
                                                --------------------------------------------
Income from operations                             3,511,111       2,522,062         677,223

Other income (expense):
   Interest expense                                 (210,268)       (212,819)       (146,476)
   Other income                                      113,145         147,771         226,076
                                                --------------------------------------------
Income before income taxes                         3,413,988       2,457,014         756,823
Provision for income taxes                         1,385,000         950,000         187,000
                                                --------------------------------------------
Net income                                      $  2,028,988    $  1,507,014    $    569,823
                                                ============================================


Basic earnings per share (1)                          $  .21          $  .15          $  .06

Diluted earnings per share (1)                        $  .20          $  .15          $  .06


(1) Per share data for 1996 and 1995 reflects the pro forma effect of the Company's 10 percent stock dividend declared on January 31, 1997 and distributed on February 28, 1997.




See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity




                                                                           Notes                   Foreign
                                                     Common Stock       Receivable -   Retained    Currency        Treasury Stock
                                                ----------------------  Officers and   Earnings   Translation     ------------------
                                                   Shares       Amount   Directors    (Deficit)    Adjustment    Shares     Amount
                                                ----------------------------------------------------------------------------------
Balance at December 31, 1994                     9,472,913   $3,460,308  $(10,523)   $ 2,739,422    $  60,202    266,252  $(623,380)
   Common stock purchased for treasury                --           --        --             --           --      109,726   (365,544)
   Repayment of loans by officers and director        --           --       5,890           --           --         --         --
   Foreign currency translation adjustment            --           --        --             --       (139,836)      --         --
   Cancellation of treasury stock                 (161,612)     (47,322)     --         (500,776)        --     (161,612)   453,098
   Dividends paid ($.01 per share)                    --           --        --          (93,746)        --         --         --
   Net income                                         --           --        --          569,823         --         --         --
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1995                     9,311,301    3,412,986    (4,633)     2,714,723      (79,634)   214,366   (535,826)
                                                 ----------------------------------------------------------------------------------
   Common stock purchased for treasury                --           --        --             --           --      309,189   (823,808)
   Options exercised                                 8,113       10,266      --             --           --         --         --
   Foreign currency translation adjustment            --           --        --             --         90,604       --         --
   Cancellation of treasury stock                 (295,755)     (59,154)     --         (710,820)        --     (295,755)   714,974
   Dividends paid ($.02 per share)                    --           --        --         (179,370)        --         --         --
   Stock dividend declared January 31, 1997        876,870    5,847,728      --       (5,847,728)        --       22,780       --
   Net income                                         --           --        --        1,507,014         --         --         --
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1996                     9,900,529    9,211,826    (4,633)    (2,516,181)      10,970    250,580   (644,660)
                                                 ----------------------------------------------------------------------------------
   Common stock purchased for treasury                --           --        --             --           --       86,306   (337,127)
   Options exercised                                10,438       13,125      --             --           --         --         --
   Warrants exercised                               29,140         --        --             --           --         --         --
   Foreign currency translation adjustment            --           --        --             --       (300,872)      --         --
   Cancellation of treasury stock                 (314,106)     (89,187)     --         (892,600)        --     (314,106)   981,787
   Adjustment to stock dividend                     (8,694)        --        --             --           --      (22,780)      --
   Dividends paid ($.03 per share)                    --           --        --         (293,371)        --         --         --
   Net income                                         --           --        --        2,028,988         --         --         --
                                                 ----------------------------------------------------------------------------------

Balance at December 31, 1997                     9,617,307   $9,135,764  $ (4,633)   $(1,673,164)   $(289,902)      --    $    --
                                                 ==================================================================================




See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                               Year ended December 31
                                                          1997           1996           1995
                                                    ------------------------------------------

Operating activities
Net income                                           $ 2,028,988    $ 1,507,014    $   569,823
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                       607,281        629,157        452,141
     Provision for losses on accounts receivable            --           78,699           --
     Provision for deferred income taxes                 (31,096)        (1,974)        13,017
     Foreign currency translation loss                   (23,019)         3,169         27,315
     (Increase) decrease in accounts and notes
       receivable                                        185,115       (480,365)      (470,654)
     (Increase) decrease in inventories                   30,553       (216,431)       262,765
     (Increase) decrease in
       refundable income taxes                            21,496        183,454         41,199
     (Increase) decrease in prepaid expenses and
       other current assets                             (183,098)       (61,861)      (187,073)
     (Increase) decrease in deferred costs                69,657         69,753       (122,689)
     Increase (decrease) in accounts payable and
       accrued expenses                                 (128,082)       480,944        324,388
     Increase (decrease) in income taxes payable         (68,940)       (77,890)      (102,824)
     Increase (decrease) in unearned income              (17,594)         7,839         (4,264)
                                                    ------------------------------------------
Net cash provided by operating activities              2,491,261      2,121,508        803,144

Investing activities
Proceeds from the sale of property, plant and
   equipment                                              73,010            837           --
Purchase of property, plant and equipment             (5,054,726)      (765,386)    (1,330,083)
Proceeds from the sale of  investments                      --           81,969           --
Repayment of loans to officers and directors                --             --            5,890
                                                    ------------------------------------------
Net cash used in investing activities                 (4,981,716)      (682,580)    (1,324,193)

Financing activities
Proceeds from long-term borrowings and line of
   credit                                              3,958,514        363,887        662,297
Principal payments on long-term borrowings and
   line of credit                                       (220,144)      (171,097)      (112,236)
Principal payments under capital lease obligations       (84,723)       (59,230)       (61,774)
Proceeds from stock options exercised                     13,125         10,266           --
Dividends paid                                          (293,371)      (179,370)       (93,745)
Purchase of treasury stock                              (337,127)      (878,808)      (460,543)
                                                    ------------------------------------------
Net cash provided (used) by financing activities       3,036,274       (914,352)       (66,001)
Effect of exchange rate changes on cash and cash
   equivalents                                          (228,163)        77,018        (74,531)
                                                    ------------------------------------------
Increase (decrease) in cash and cash equivalents         317,656        601,594       (661,581)
Cash and cash equivalents at beginning of year         2,108,770      1,507,176      2,168,757
                                                    ------------------------------------------
Cash and cash equivalents at end of year             $ 2,426,426    $ 2,108,770    $ 1,507,176
                                                     =========================================


                   Reliv' International, Inc. and Subsidiaries


                                                                Year ended December 31
                                                          1997           1996           1995
                                                      ------------------------------------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest (includes capitalized interest of
     $71,425)                                         $   219,997    $   217,698     $   138,404
                                                      ==========================================

     Income taxes                                     $ 1,396,476    $   845,632     $   346,931
                                                      ==========================================

   Non cash investing and financing transactions:
     Capital lease obligations entered into           $    92,519    $      --       $    35,230
                                                     ===========================================



See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv' International, Inc. (the Company) produces a line of food products including nutritional supplements, diet management products, granola bars and sports drink mixes. The Company also distributes a line of premium skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors who sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico and the United Kingdom. In addition, in the fourth quarter of 1995, the Company began providing contract processing and packaging services.

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

                   Notes to Consolidated Financial Statements


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

The foreign exchange translation adjustment for 1995 reflects the consolidated effect on the Company resulting from the decline in the value of the Mexican peso relative to the U.S. dollar of approximately 36 percent in 1995. In 1996, the Mexican peso remained relatively stable, while the Australian and New Zealand dollars improved from their 1995 levels. In 1997, the Australian and New Zealand dollars declined substantially in the latter half of the year. The magnitude of the effect on the foreign exchange translation adjustment is mitigated by the fact that the U.S. dollar denominated intercompany financing of the Mexican subsidiary is considered of a long-term investment nature.
Accordingly, the effect of exchange rate fluctuations on the intercompany financing is accumulated as a separate component of stockholders' equity.

Income Taxes

The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from financial statement accruals and reserves.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Since the Company grants stock options at an exercise price not less than the fair value of the shares at the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting and Disclosure of Stock-Based Compensation," effective for years beginning after December 1995. The Company has elected to disclose the effects of this pronouncement in a footnote to these financial statements (see
Note 8).


Basic and Diluted Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options and warrants. See
Note 7 for additional information regarding earnings per share. On January 31, 1997, the Company declared a 10 percent stock dividend on the Company's common stock which was distributed on February 28, 1997 to shareholders of record on February 14, 1997. The dividend was transferred from retained earnings to common stock in the amount of $5,848,000, which was based on the closing price of $6.50 per share on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive recognition to the stock dividend.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Nature of Business and Significant Accounting Policies (continued)

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


Long-Lived Assets

In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 effective January 1, 1996 and determined that no impairment exists.


Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current presentation.


2. Subsequent Event

In February 1998, the Company entered into a preliminary agreement to purchase the stock of its licensee in the United Kingdom in exchange for the debt owed to the Company. A formal agreement is pending and should be consummated in the near future.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


3. Research and Development Expenses

Research and development expenses of $286,000, $289,000 and $294,000 in 1997, 1996 and 1995, respectively, were charged to selling, general and administrative expenses as incurred.


4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 1997 and 1996, consist of the following:

                                              1997                1996
                                       ----------------------------------

Trade payables                            $1,432,901          $1,688,777
Distributors commissions                   1,326,579           1,064,023
Sales taxes                                  192,130             225,509
Payroll and payroll taxes                    173,689             391,905
Other                                        164,832             125,844
                                       ----------------------------------
                                          $3,290,131          $3,496,058
                                       ==================================

5. Short-Term Borrowings

In January 1996, the Company obtained two separate lines of credit amounting to $500,000 and $800,000, respectively. Borrowings under the $500,000 line of credit are due January 1998 and bear interest, payable monthly, at the prime rate. Borrowings under the $800,000 line of credit are due February 2001 and bear interest, payable monthly, at the prime rate. A portion of the Company's inventory and property, plant and equipment with a net book value of $2,747,000 as of December 31, 1997 are pledged as security under the terms of the agreements. The agreements include restrictive covenants, including a requirement that the Company maintain a current ratio of 1.5 to 1.0 and a minimum net worth of $5,500,000. As of December 31, 1997, the Company had no borrowings against these lines of credit.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


6. Long-Term Debt

Long-term debt at December 31, 1997 and 1996, consists of the following:

                                                                                           1997             1996
                                                                                   -------------------------------

Industrial revenue bonds payable in monthly installments  (including interest at
   85% of prime) not to exceed  $9,611,  commencing  August 1, 1991;  secured by land and building (net book value  $2,789,000 at December 31, 1997);  balance
   due on March 1, 2005                                                              $    597,907      $   649,476



Note payable in monthly installments (including interest at prime and additional interest  at 15% of prime on the  balance of the  industrial  revenue  bonds)
   equal  to  $9,611  less  installment  applied  to  industrial  revenue  bond,
   commencing August 1, 1991; unsecured; balance due on March 1, 2005                     204,755          204,755


Term loan payable in monthly installments of $19,550, including interest at 8.5%
   through April 2001;  secured by equipment  and  inventory  (net book value of
   $2,747,000 at December 31, 1997)                                                       662,133          830,705


Construction  loan  payable  in  interest  only  at  8.5%  through  March  1998.
   Thereafter payable in monthly  installments of $38,802 , with the balance due
   March 2001;  secured by land and building  (net book value of  $5,157,000  at
   December 31, 1997)                                                                   3,958,514              --
                                                                                   -------------------------------
                                                                                        5,423,309        1,684,936
Less current maturities                                                                  (313,789)        (220,068)
                                                                                   -------------------------------
                                                                                       $5,109,520       $1,464,868
                                                                                   ===============================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


6. Long-Term Debt (continued)

Principal maturities of long-term debt at December 31, 1997 are as follows:

              1998                      $     313,789
              1999                            358,210
              2000                            391,508
              2001                          3,829,270
              2002                             83,393
              Thereafter                      447,139
                                        -------------
                                        $   5,423,309
                                        =============


7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                             Year ended December 31
                                                                       1997          1996           1995
                                                                   ----------------------------------------

Numerator:
   Numerator for basic and diluted earnings per
     share - net income                                            $ 2,028,988   $ 1,507,014   $    569,823
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                                         9,600,000     9,854,000     10,280,000
   Effect of dilutive securities:
     Employee stock options and other warrants                         707,000       471,000         24,000
                                                                   ----------------------------------------
   Denominator for diluted earnings per share -
     adjusted weighted average shares                               10,307,000    10,325,000     10,304,000
                                                                   ========================================


Basic earnings per share                                                $ 0.21        $ 0.15         $ 0.06
                                                                   ========================================
Diluted earnings per share                                              $ 0.20        $ 0.15         $ 0.06
                                                                   ========================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8. Stock Options, Warrants, Treasury Stock and Repurchase Agreements

Stock Options

The Company had an incentive stock option plan for key employees which expired in January 1995. Accordingly, no additional options can be granted under this plan as of that date. At December 31, 1995, options for 189,200 shares and 250,800 shares were outstanding at an option price of $2.045 and $2.25 per share, respectively. The options are exercisable at various dates through December 1999.

In May 1995, the Company adopted a stock option plan which provides for the grant of incentive stock options and nonqualified stock options for employees (including officers) and other consultants and advisors to the Company. A maximum of 1,100,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted.

As the result of the Company's 10% stock dividend in February 1997, all outstanding options and warrants were adjusted to reflect for the stock dividend.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.15% to 5.30% for 1995, 5.15% to 6.10% for 1996, and 5.70% to 5.97% for 1997; dividend yield of .50%; volatility factor of the expected price of the Company's stock of .658 for 1995 and 1996, .624 for 1997; and a weighted average expected life of the options of 3.54 years.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8. Stock Options, Warrants, Treasury Stock and Repurchase Agreements (continued)

Stock Options (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the vesting period. The effects of applying the pro forma disclosure provisions of SFAS 123 are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows:

                                           1997           1996          1995
                                      -----------------------------------------

Pro forma net income                    $1,861,748     $1,385,941      $537,842

Pro forma earnings per share:
       Basic                                  $.19           $.14          $.05
       Diluted                                $.18           $.13          $.05

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8. Stock Options, Warrants, Treasury Stock and Repurchase Agreements (continued)

Stock Options (continued)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                    1997                        1996                        1995
                          ------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                             Options        Price        Options        Price        Options        Price
                          ------------------------------------------------------------------------------------

Outstanding beginning of
  the year                 1,076,900        $1.841       883,850        $1.712        440,000       $2.162
Granted:
  Price = fair value         100,000         3.125       206,250         2.355        385,550        1.250
  Price > fair value             --            --            --            --          58,300        1.375
Exercised (1)                (11,000)        1.506       (10,450)        1.250            --           --
Forfeited                        --            --         (2,750)        1.250            --           --
                          -----------                 -----------                  -----------
Outstanding at
  end of year              1,165,900        $1.954     1,076,900        $1.841        883,850       $1.712
                          ===========                 ===========                  ===========

Exercisable at end of
  year                       723,332           --        496,828           --         271,514           --
                          ===========                 ===========                  ===========


                             As of December 31, 1997

                            Options Outstanding                                      Options Exercisable
                    -------------------------------------                     ----------------------------------
Range of Exercise        Number         Weighted Avg.       Weighted Avg.         Number        Weighted Avg.
      Prices          Outstanding       Remaining Life      Exercise Price      Exercisable     Exercise Price
------------------- ----------------- ------------------- ------------------- ---------------- -----------------

$1.25 - $2.00            482,900             2.95              $1.325             274,999           $1.331
$2.01 - $2.875           583,000             2.31               2.273             348,333            2.233
$3.125                   100,000             4.96               3.125             100,000            3.125
                      ----------                                               -----------

$1.25 - $3.125         1,165,900             2.80              $1.954             723,332           $2.014
                      ===========                                              ===========




(1) Shares issued were less than options exercised due to cashless exercise provision.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



8. Stock Options, Warrants, Treasury Stock and Repurchase Agreements (continued)

Warrants

In 1995, the Company, as part of a consulting agreement, issued warrants to purchase 3,364 shares of common stock. The exercise prices of these warrants ranged from $.045 per share to $1.932 per share and had a term of two years. In 1996, as part of this same agreement, the Company issued warrants to purchase 38,035 shares with the same range of exercise prices and terms of the warrants issued in the previous year. In 1997, as a renewal of this agreement, the Company issued warrants to purchase 9,600 shares at an exercise price of $6.25 per share with a term of two years.

In July 1996, as part of another consulting agreement, the Company issued a warrant to purchase 101,948 shares of common stock at an exercise price of $4.182 per share. This warrant has a term of three years.

A summary of the Company's warrant activity and related information for the years ended December 31 follows:

                                     1997                        1996                        1995
                          ------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                            Warrants        Price       Warrants        Price       Warrants        Price
                          ------------------------------------------------------------------------------------

Outstanding beginning of
  the year                   143,347       $3.430         3,364        $1.496            --        $  --
Granted:
  Price < fair value             --            --         6,989         0.045            777        0.045
  Price = fair value           9,600        6.250        31,046         1.932          2,587        1.932
  Price > fair value             --            --       101,948         4.182            --           --
Exercised (1)                (41,400)       1.578           --            --             --           --
Forfeited                        --            --           --            --             --           --
                          -----------                -----------                  -----------
Outstanding at
  end of year                111,547       $4.360       143,347        $3.430          3,364       $1.496
                          ===========                ===========                  ===========

Exercisable at end of
  year                       111,547          --        143,347           --           3,364          --
                          ===========                ===========                  ===========

(1) Shares issued were less than warrants exercised due to cashless exercise provision.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



8. Stock Options, Warrants, Treasury Stock and Repurchase Agreements (continued)

Warrants (continued)

                             As of December 31, 1997

                           Warrants Outstanding                                   Warrants Exercisable
                    ------------------------------------                   ------------------------------------
Range of Exercise       Number         Weighted Avg.       Weighted Avg.         Number         Weighted Avg.
      Prices          Outstanding      Remaining Life     Exercise Price      Exercisable      Exercise Price
------------------- ---------------- ------------------- ------------------ ----------------- ------------------

$4.182                   101,947            1.496             $4.182           101,947             $4.182
$6.250                     9,600            1.456              6.250             9,600              6.250
                        ---------                                           -----------

$4.182 - $6.25           111,547            1.492             $4.360           111,547             $4.360
                        =========                                           ===========

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

Under the same agreement, the Company also had the option to purchase an additional 432,814 of the individual's shares on the basis of 43,281 shares each quarter beginning in January 1995 and concluding in April 1996. Through December 31, 1996, the Company had exercised all options under the agreement and redeemed an additional 432,814 shares for $870,218. As of December 31, 1997, all treasury shares had been retired.

In May 1997, a former officer/director filed a demand for arbitration with respect to the stock purchase agreement and consulting agreement entered into in October 1992. The demand claims damages resulting from alleged misrepresentations made by the Company regarding these agreements. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position of the Company.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



9. Leases

The Company leases certain manufacturing, storage and office facilities and certain equipment and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 1997:

                                                    Capital    Operating Leases
                                                    Leases
                                                  -----------------------------

   1998                                              $50,443           $239,442
   1999                                               35,527            216,164
   2000                                                6,040            136,736
   2001                                                    -             83,256
   2002                                                    -             70,004
   Thereafter                                              -                 -
                                                  -----------------------------
   Total minimum lease payments                       92,010           $745,602
                                                                ===============
   Less amount representing interest                   8,570
                                                  -----------
   Present value of minimum lease payments
     (including current portion of $44,335)          $83,440
                                                  ===========

Machinery, office and computer equipment at December 31, 1997 and 1996, include approximately $246,333 and $410,662 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $154,978 and $344,539 at December 31, 1997 and 1996, respectively.

Rent expense for all operating leases was $311,554, $289,979 and $167,985 for the years ended December 31, 1997, 1996 and 1995, respectively.

10. License Agreement

The Company has a license agreement with the individual who developed many of the Company's products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5 percent of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The agreement terminates the earlier of December 2001 or on the death of licensor. The amount of expense under this agreement was $264,000 for each of the years ended December 31, 1997, 1996 and 1995, respectively.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11. Income Taxes

The components of income before income taxes are as follows:

                                           Year ended December 31
                                1997                1996               1995
                         -----------------------------------------------------

Domestic                 $   3,625,708       $   2,710,323           $646,978
Foreign                       (211,720)           (253,309)           109,845
                         -----------------------------------------------------
                         $   3,413,988       $   2,457,014           $756,823
                         =====================================================

The components of the provision for income taxes are as follows:

                                         Year ended December 31
                                1997                1996               1995
                         -----------------------------------------------------
Current:
   Federal               $    1,239,000        $    758,000       $    31,000
   Foreign                       38,000              88,000           124,000
   State                        134,000             108,000            18,000
                         -----------------------------------------------------
Total current                 1,411,000             954,000           173,000

Deferred:
   Federal                      (24,000)             (3,000)           (1,000)
   Foreign                            -              (1,000)           15,000
   State                         (2,000)                  -                 -
                         -----------------------------------------------------
Total deferred                  (26,000)             (4,000)           14,000
                         -----------------------------------------------------

                         $    1,385,000        $    950,000       $   187,000
                         =====================================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34 percent. The reasons for these differences are as follows:

                                                  Year ended December 31
                                             1997          1996         1995
                                       ----------------------------------------

Income taxes at statutory rate          $ 1,161,000    $ 835,000    $  257,000
Difference between financial
   statement and federal
   income tax recognition
   of foreign losses                            --           --      (101,000)
Differences between U.S.
   and foreign tax rates on
   foreign income                            27,000       12,000          --
State income taxes,
   net of federal benefit                    88,000       71,000       12,000
Provision for IRS audit settlement           75,000          --           --
Other                                        34,000       32,000       19,000
                                       ---------------------------------------
                                        $ 1,385,000    $ 950,000    $ 187,000
                                       =======================================

Effective December 31, 1995, the Company hybridized its Canadian subsidiary for federal income tax purposes. During 1995, the Company recognized an income tax benefit in excess of the foreign loss recognized for financial statement purposes as a result of this hybridization.

The components of the deferred tax asset and the related tax effects of each temporary difference at December 31, 1997 and 1996, are as follows:

                                           1997            1996
                                       ---------------------------
Deferred tax asset:
   Product refund reserve               $ 18,000        $  29,000
   Obsolescence reserve                   40,000              --
   Bad debt reserve                        3,000            6,000
   Miscellaneous accrued expenses         29,065           30,000
                                       ---------------------------
                                        $ 90,065        $  65,000
                                       ===========================

Federal income taxes have not been provided on the undistributed earnings of the Company's Australian and New Zealand subsidiaries since the Company has foreign tax credits available to offset any related federal income taxes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



11. Income Taxes (continued)

The Internal Revenue Service (IRS) examinations of the Company's U.S. federal income tax returns for fiscal years 1992 through 1994 resulted in a proposed assessment against the Company. In early 1998, this examination was resolved with no material adverse effect on the Company's financial position or results of operation.

12. Employee Benefit Plans

In 1995, the Company established a 401(k) employee savings plan which covers substantially all employees. During 1995 and 1996, employees could contribute up to 5 percent of their gross income to the plan, and the Company matched 50 percent of the employee's contribution. Company contributions totaled $23,000 and $11,000 in 1996 and 1995, respectively. For 1997, employees could contribute up to 7.5 percent of their gross income to the plan and the Company matched 100 percent of the employee's contribution. Company contributions under the 401(k) plan totaled $115,000 in 1997. In 1997, the Company merged a pre-existing profit sharing plan into the 401(k) plan. Company contributions totaled $0 and $35,000 in 1996 and 1995, respectively for discretionary contributions for the former profit sharing plan.

13. Incentive Compensation Plans

Effective January 1, 1994, the Company adopted an annual incentive compensation plan and a long-term incentive plan. These plans include three officers/directors and are effective until termination of their employment. Participants in the plan are entitled to receive additional compensation based on the attainment of defined annual and long-term performance measures. Incentive compensation under each of the plans cannot exceed the participant's base salary rate. The base salary rates and the performance measures specified by both plans are established annually by the Board of Directors.

The Company paid approximately $240,000, $525,000 and $0 in 1997, 1996 and 1995, respectively, under its incentive compensation plans.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


14. Employment Agreements

In November 1992, the Company entered into a services agreement with a former officer for a term retroactively commencing in July 1992 and expiring in December 1999. The agreement provides for a minimum monthly salary and incentive compensation based upon the profits (defined as "income before income taxes and incentive compensation expense") of the foreign subsidiaries. The Company paid approximately $50,000, $50,000 and $120,000 in 1997, 1996 and 1995,
respectively, under the terms of the agreement.

Effective January 1, 1994, the Company entered into employment agreements with three officers/directors and in June, 1997, entered into new employment agreements with two of these officers/directors. The employment agreements provide for base salary rates established annually by the Board of Directors. The Company paid base salaries of $960,000, $960,000 and $768,750 in 1997, 1996 and 1995, respectively, under the terms of the agreements.

15. Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 1997, 1996 and 1995, the Company incurred fees to the officer/director and his firm of approximately $332,000, $231,000 and $305,000, respectively.

Accounts   and   notes    receivable    include    accounts    receivable   from
officers/directors of $4,633, $4,633 and $219,082 at December 31, 1997, 1996 and 1995, respectively.

During 1996, the Company paid $121,000 for goods and services to a company wholly owned by three officers/directors and one director of the company in connection with promotional activities.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


16. Consulting Agreements

In October 1992, the Company entered into a consulting agreement with a former officer/director of the Company. Under the agreement, which retroactively commenced in July 1992 and expired in June 1996, (1) the officer/director's employment agreement was terminated, (2) the individual provided consulting services and advice to the Company for the term of the agreement and (3) the individual agreed not to compete with the Company anywhere within the United States from July 1992 through December 1995. The individual's compensation for providing consulting services and not competing was approximately $134,000 at the time the agreement was executed, plus $4,500 per month from July 1992 through December 1992 and 1 percent of the suggested retail value of the Company's United States sales from July 1992 through June 1996. Total expense under this agreement approximated $203,000 and $342,000 in 1996 and 1995, respectively.

In  conjunction  with an  acquisition,  the Company  entered  into a  consulting agreement  with  a  partnership  consisting  of  three  individuals.  Under  the agreement, which commenced in March 1992 and expires in February 2002, the Company will pay annual consulting fees to the partnership equal to 2 percent of the new company's retail sales (defined as "the gross sales amount of all products sold by the Company in Australia and New Zealand determined by the suggested retail price") up to approximately $A10,000,000 in 1992 and $A12,000,000 in all subsequent years during the term and 3 percent of retail sales that exceed those figures. Total expense under this agreement approximated $96,000, $133,000 and $185,000 in 1997, 1996 and 1995, respectively.

17. Segment Information

In 1995, substantially all of the Company's assets, sales and operating results were employed in or derived from the manufacture and direct sale of nutritional, diet and skin care products to a sales force of independent distributors who sell products directly to customers (network marketing). In late 1995, the
Company began performing contract processing and packaging services for unrelated customers.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements




17. Segment Information (continued)

Segment data provided is for the 1997 and 1996 fiscal years only, as the Company began contract manufacturing in late 1995 and the results for 1995 were not material.

                                                  1997                1996
                                             --------------------------------

Net sales
  Network marketing                          $ 45,311,467        $ 37,419,875
  Contract manufacturing                        1,524,803           3,310,118
                                             --------------------------------
                                             $ 46,836,270        $ 40,729,993
                                             ================================

Operating income
  Network marketing                          $  5,116,625        $  4,055,671
  Contract manufacturing                          (16,140)           (200,532)
  Corporate expenses                           (1,589,374)         (1,333,077)
                                             --------------------------------
  Operating income                              3,511,111           2,522,062
  Nonoperating income (net)                       113,145             147,771
  Interest expense                               (210,268)           (212,819)
  Income tax expense                           (1,385,000)           (950,000)
                                             --------------------------------
  Net income                                 $  2,028,988        $  1,507,014
                                             ================================

Identifiable assets
  Network marketing                          $ 12,740,414        $  7,772,109
  Contract manufacturing                          803,108           1,420,786
  Corporate                                     2,426,426           2,208,770
                                             --------------------------------
                                             $ 15,969,948        $ 11,401,665
                                             ================================

Depreciation and amortization
  Network marketing                          $    457,194        $    452,483
  Contract manufacturing                          150,087             176,674
                                             --------------------------------
                                             $    607,281        $    629,157
                                             ================================

Capital expenditures
  Network marketing                          $  5,012,770        $    384,818
  Contract manufacturing                           41,956             380,568
                                             --------------------------------
                                             $  5,054,726        $    765,386
                                             ================================



Operating profit is total revenue less operating expenses, excluding interest, corporate expenses and income tax expense. Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and nonoperating accounts receivable.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


18. Geographic Segment Data

Financial information, summarized by geographic area, is as follows:

United States inter-area transfers represent shipments of nutritional, diet and skin care products to the foreign subsidiaries.

                        United                       New
                        States      Australia      Zealand      Canada (1)   Mexico (2)  Eliminations   Consolidated
                     ------------------------------------------------------------------------------------------------
Year ended
 December 31, 1997
Net sales:
 Unaffiliated
  customers           $41,718,773   $2,560,714      $888,710    $1,338,425   $329,648     $     --      $46,836,270
 Inter-area
  transfers               751,555       48,570          --             --         --       (800,125)           --
                     -----------------------------------------------------------------------------------------------
Total                 $42,470,328   $2,609,284      $888,710    $1,338,425   $329,648     $(800,125)    $46,836,270
                     ===============================================================================================

Net income (loss)     $ 2,177,300   $   49,910      $ (1,989)   $ (109,750)  $(86,483)    $     --      $ 2,028,988
                     ===============================================================================================

Identifiable assets   $13,202,451   $1,488,667      $534,465     $ 467,467   $276,898     $     --      $15,969,948
                     ===============================================================================================

(1) The Canadian subsidiary's loss from operations of $166,750 is offset by a United Stated federal tax benefit of approximately $57,000 related to the Canadian subsidiary's losses.

(2) The Mexican subsidiary's loss from operations of $130,483 is offset by a United States federal tax benefit of approximately $44,000 related to the Mexican subsidiary's losses.


                        United                       New
                        States      Australia      Zealand      Canada (3)   Mexico (4)  Eliminations   Consolidated
                     ------------------------------------------------------------------------------------------------

Year ended
 December 31, 1996
Net sales:
 Unaffiliated
 customers            $34,408,349   $3,550,213     $1,172,743   $1,246,624   $ 352,063    $     --      $40,729,992
 Inter-area
 transfers                910,402       83,307            --           --          --      (993,709)            --
                     -----------------------------------------------------------------------------------------------
Total                 $35,318,751   $3,663,520     $1,172,743   $1,246,624    $352,063    $(993,709)    $40,729,992
                     ===============================================================================================

Net income (loss)     $ 1,685,771   $  115,033     $   19,717   $ (164,066)   $(149,441)  $     --      $ 1,507,014
                     ===============================================================================================

Identifiable assets   $ 8,340,211   $1,472,565     $  668,501   $  692,905    $ 227,483   $     --      $11,401,665
                     ===============================================================================================

(3) Canadian subsidiary's loss from operations of $249,066 is offset by a United Stated federal tax benefit of approximately $85,000 related to the Canadian subsidiary's losses.

(4) The Mexican subsidiary's loss from operations of $226,441 is offset by a United States federal tax benefit of approximately $77,000 related to the Mexican subsidiary's losses.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



18. Geographic Segment Data (continued)

                        United                      New
                        States     Australia      Zealand     Canada (5)   Mexico (6)  Eliminations   Consolidated
                     ----------------------------------------------------------------------------------------------

Year ended
 December 31, 1995
Net sales:
 Unaffiliated
 customers           $22,223,817  $4,311,351     $1,448,785   $494,167     $ 435,753    $     --       $28,913,873
 Inter-area
 transfers                92,976     197,620            --         --            --      (290,596)             --
                     ----------------------------------------------------------------------------------------------
Total                $22,316,793  $4,508,971     $1,448,785   $494,167     $ 435,753    $(290,596)     $28,913,873
                     ==============================================================================================

Net income (loss)    $  430,262   $  232,536     $   38,153   $   (185)    $(130,943)   $      --      $   569,823
                     ==============================================================================================

Identifiable assets  $  7,893,171 $1,473,242     $   433,683  $342,990     $ 133,148    $      --      $10,276,234
                     ==============================================================================================

(5) The Canadian subsidiary's loss from operations of $101,185 is offset by a United States federal tax benefit of approximately $101,000 related to the Canadian subsidiary's losses.

(6) The Mexican subsidiary's loss from operations of $198,943 is offset by a United States federal tax benefit of approximately $68,000 related to the Mexican subsidiary's losses.



19. Quarterly Financial Data (Unaudited)

                               First       Second         Third        Fourth
                           ----------------------------------------------------
                                    (In thousands, except per share amounts)

                1997
Net sales                   $  12,670    $  11,771     $  11,480     $  10,915
Cost of products sold       $   2,532    $   2,337     $   2,521     $   2,015
Net income                  $     819    $     595     $     282     $     333
Earnings per share (1):
   Basic                    $     .09    $     .06     $     .03     $     .03
   Diluted                  $     .08    $     .06     $     .03     $     .03

                1996
Net sales                   $   9,304    $   9,448     $   9,934     $  12,044
Cost of products sold       $   2,568    $   2,415     $   2,348     $   2,862
Net income                  $     278    $     302     $     338     $     589
Earnings per share (1):
   Basic                    $     .03    $    .03      $     .03     $     .06
   Diluted                  $     .03    $    .03      $     .03     $     .06


(1) Per share data for 1996 reflects the pro forma effect of the Company's 10 percent stock dividend declared on January 31, 1997 and distributed on February 28, 1997.

                   Reliv' International, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the years ended December 31, 1997, 1996 and 1995


            Column A                  Column B       Column C      Column D       Column E     Column F
----------------------------------------------------------------------------------------------------------
                                                           Additions
                                                   -------------------------
                                      Balance at    Charged to   Charged to                    Balance at
                                      beginning     costs and       other        Deductions        end
        Classification                 of year      expenses      accounts        describe      of year
----------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
----------------------------
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $  13,000       $    --       $    --      $   5,400(1)    $   7,600
     Reserve for obsolete
       inventory                       125,000            --            --         16,000(2)      109,000
  Supporting liability
       accounts:
     Reserve for refunds                78,800         186,000          --        214,800(3)       50,000
                                     ---------------------------------------------------------------------

Year ended December 31, 1996
----------------------------

  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $   7,000       $  78,700      $    --     $  72,700(1)   $  13,000
     Reserve for obsolete
       inventory                           --          125,000           --            --        125,000
  Supporting liability
       accounts:
     Reserve for refunds                78,800          92,000           --        92,000(3)      78,800

                                 -------------------------------------------------------------------------

Year ended December 31, 1995
----------------------------
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $  29,000                      $    --         22,000(1)      7,000
  Supporting liability
       accounts:
     Reserve for refunds                54,800         195,000           --        171,000(3)     78,800

                                 --------------------------------------------------------------------------

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Disposal of obsolete inventory.
(3)   Amounts refunded, net of salable amounts returned.