Form 10-Q
period 1998-03-31
RELIV INTERNATIONAL INC
filed 1998-05-14
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK 9,652,507 outstanding Shares as of March 31, 1998

Part I.           FINANCIAL INFORMATION
                  ---------------------

         Item 1.   Financial Statements
                   --------------------

         The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

         1. Interim Balance Sheet as of March 31, 1998 and Balance Sheet as of December 31, 1997.

         2. Interim Statements of Operations for the three month periods ending March 31, 1998 and March 31, 1997.

         3. Interim Statements of Cash Flows for the three month periods ending March 31, 1998 and March 31, 1997.

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

         Current assets of the Company increased during the first quarter 1998, to $7,749,000 from $6,745,000 as of December 31, 1997, primarily due to an increase in cash and cash equivalents of $1,133,000 to $3,559,000 primarily as a result of first quarter 1998 net income of $633,000. Inventories declined slightly to $2,575,000 from $2,643,000 at December 31, 1997, as the Company was able to improve its inventory turnover rate to 3.5 from 2.9 at year end 1997. An increase in accounts payable and accrued expenses of $340,000 also attributed to the increase in cash.

         Net property, plant and equipment increased to $9,529,000 during the first quarter 1998 from $9,221,000 at December 31, 1997 due to construction and relocation expenses associated with the expansion of the Company's facility. The Company added approximately 90,000 square feet to its facility by expanding office, warehouse and manufacturing areas. The Company completed its relocation into the additional space in the first quarter 1998.

         Current liabilities increased to $4,208,000 at March 31, 1998, from $3,653,000 at December 31, 1997. Trade accounts payable remained stable at $1,423,000 compared to $1,433,000 at December 31, 1997. Distributor commissions payable and sales taxes payable increased to $1,687,000 and $259,000, respectively, at March 31, 1998, from $1,327,000 and $192,000 at December 31, 1997 as a result of increased sales volume in March, 1998, as compared to December, 1997.

         Stockholder equity increased by $533,000 to $7,701,000 at March 31, 1998 and the Company's working capital balance improved by $449,000 since December 31, 1997, resulting in a current ratio of 1.84. The improvement is due to the first quarter net income of the Company. The Company paid a cash dividend of $96,000 on January 29, 1998. The Company anticipates that its cash, working capital balance and existing credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.


2.       Results of Operations
         ---------------------

         The Company had a net profit of $633,000, or $.07 per share ($.06 per share diluted), for the quarter ended March 31, 1998, compared to a net profit of $819,000, or $.09 per share ($.08 per share diluted), for the same period of 1997. Net sales for the period declined slightly to $12,277,000 from $12,670,000 in 1997. During the first quarter 1998, net sales from network marketing activities increased to $12,118,000 from $11,919,000 in the same period 1997, while sales of contract packaging services declined to $159,000 from $751,000 in 1997.

         The decline in contract packaging services sales in first quarter 1998 as compared to the same period in 1997 was due to a loss of a substantial customer whose business has not been replaced. As a result of lower sales volumes, direct cost of contract packaging services in the first quarter 1998 was 84.7% compared to 75.8% in the same period 1997. The Company has increased efforts to develop new contract packaging services income.

         Net sales from network marketing activities were comprised of $10,765,000 from sales in the United States and $1,353,000 from sales of the foreign subsidiaries in Australia, Canada, Mexico, New Zealand and the United Kingdom. This compares to $10,540,000 and $1,379,000 in first quarter 1997. The distributor sales force in the United States, the Company's primary market, increased 4% in new sign-ups and distributor renewals when compared to the quarter ended March 31, 1997. The number of product orders during this period increased by 14% over 1997 levels.

         Cost of network marketing products sold as a percentage of net sales increased to 17.5% for the first quarter of 1998, from 16.5% in the same period in 1997. The increase in cost is a result of the decline in contract packaging services, which absorbed a portion of the fixed expenses of the manufacturing operation, and the establishment of a reserve for obsolete packaging.

         Distributor royalties and commissions remained constant at 36.8% of network marketing sales in the first quarter 1998, compared to 37.0% for the same period in 1997. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays up to 18% of sales in royalties and as much as 45% in commissions. In addition, the Company paid royalties of $172,000 through the Ambassador Program, an incentive program that rewards distributors who have reached, and personally assisted qualified distributors to reach a specified level of compensation. The Ambassador Program paid $180,000 in the first quarter 1997.

         Selling, general and administrative expense increased by $51,000, to $4,432,000, in first quarter 1998 compared to the same period in 1997. Expenses in first quarter 1998 were affected by new overhead expenses as a result of the addition to the office, manufacturing and warehousefacility, plus the cost of relocating the Company's employees into the new facility during the quarter. The facility was expanded to provide the capacity to meet anticipated sales growth from network marketing activities and to add capabilities necessary to increase sales of contract services.

         Interest expense increased during the first quarter from $38,000 in 1997 to $120,000 in 1998 due to bank debt necessary to finance the expansion of the Company's facility.

Forward looking statements made in this filing involve material risks and uncertainties that could cause actual results and events to differ materially from those set forth, or implied, including the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties recited in the Company's other SEC filings.



Part II.  OTHER INFORMATION
          -----------------

         Item 1.           Legal Proceedings
                           -----------------

         On April 27, 1998, Robert Lawrence Kelly, former sales/general director of Reliv' Canada, filed a Statement of Claim in the Ontario Court (General
Division) against Reliv' Canada Company ("Reliv' Canada") and Reliv' World, Inc.("Reliv' World"). The Statement of Claim alleges that Mr. Kelly was wrongfully discharged and that Reliv' World breached an agreement to grant a license to Mr. Kelly for the sale of the Company's products in Canada. The Statement of Claim seeks actual damages for the wrongful dismissal, actual damages for the breach of contract and punitive damages. Alternatively, the Statement of Claim seeks specific enforcement of the alleged agreement to grant the license. The Company intends to file an answer refuting the allegations of the Statement of Claim and filing a counterclaim based on Mr. Kelly's breach of his employment agreement with Reliv' Canada.


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


         Dated: May 14, 1998                  RELIV' INTERNATIONAL, INC.


                                              By: /s/ Robert L. Montgomery
                                              ----------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer and
                                              Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                       March 31      December 31
                                                         1998            1997
                                                      (unaudited)     (see notes)

Assets
Current Assets:
  Cash and Cash equivalents                           $  3,559,490    $  2,426,426
  Accounts and notes receivable,
    less allowances of
    $6,200 in 1998 and $7,600 in 1997                      795,704         865,701
  Inventories
      Finished goods                                     1,406,408       1,453,282
      Raw materials                                        813,998         785,706
      Sales aids and promotional materials                 354,352         403,830
                                                      ------------    ------------
                     Total inventories                   2,574,758       2,642,818

  Refundable income taxes                                   20,319          31,303
  Prepaid expenses and other current assets                708,597         688,539
  Deferred income taxes                                     90,371          90,065
                                                      ------------    ------------

Total current assets                                     7,749,239       6,744,852

Deferred costs                                               3,531           4,232

Property, plant and equipment:
      Land                                                 790,677         790,677
      Building                                           7,813,740       2,854,548
      Machinery & equipment                              1,725,138       1,723,482
      Office equipment                                     345,372         303,235
      Computer equipment & software                      1,520,956       1,452,577
      Construction in progress                             196,550       4,797,090
                                                      ------------    ------------
                                                        12,392,433      11,921,609
Less: Accumulated depreciation                          (2,863,394)     (2,700,745)
                                                      ------------    ------------
      Net Property, plant and equipment                  9,529,039       9,220,864
                                                      ------------    ------------

Total Assets                                          $ 17,281,809    $ 15,969,948
                                                      ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                             March 31       December 31
                                                               1998            1997
                                                            (unaudited)     (see notes)

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses
      Trade Accounts Payable                                $  1,423,286    $  1,432,901
      Distributors commissions payable                         1,687,239       1,326,579
      Sales taxes payable                                        258,665         192,130
      Interest expense payable                                    22,895          75,321
      Payroll and payroll taxes payable                          133,309         173,689
      Other accrued expenses                                     104,456          89,511
                                                            ------------    ------------
Total accounts payable & accrued expenses                      3,629,850       3,290,131

    Income taxes payable                                         201,890               0
    Current maturities of long-term debt and
      capital lease obligations                                  371,683         358,124
    Unearned income                                                5,003           5,003
                                                            ------------    ------------

  Total current liabilities                                    4,208,426       3,653,258

Capital lease obligations, less current maturities                31,082          39,105
Long-term debt, less current maturities                        5,340,984       5,109,520

Stockholders' equity:
  Common stock, no par value;
   20,000,000 shares authorized;
   9,652,507 shares outstanding as of 3/31/98
   and 9,617,307 shares outstanding as of 12/31/97             9,179,764       9,135,764
  Notes receivable-officers and directors                        (48,633)         (4,633)
  Retained earnings                                           (1,138,014)     (1,673,164)
  Foreign currency translation adjustment                       (291,800)       (289,902)
                                                            ------------    ------------

Total Stockholders' Equity                                     7,701,317       7,168,065
                                                            ------------    ------------


Total Liabilities and Stockholders' Equity                  $ 17,281,809    $ 15,969,948
                                                            ============    ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations


                                                                  Three Months ended March 31
                                                                      1998            1997
                                                                  (unaudited)     (unaudited)


Sales at suggested retail                                        $ 18,724,406    $ 19,072,350
  Less: Distributor allowances on product purchases                 6,447,549       6,402,199
                                                                 ------------    ------------

Net Sales                                                          12,276,857      12,670,151

Costs and expenses:
  Cost of products sold                                             2,254,408       2,532,245
  Distributor royalties and commissions                             4,462,740       4,409,149
  Selling, general and administrative                               4,431,779       4,380,443
                                                                 ------------    ------------

Total Costs and Expenses                                           11,148,927      11,321,837
                                                                 ------------    ------------

Income from operations                                              1,127,930       1,348,314

Other income (expense):
  Interest income                                                      30,207          28,435
  Interest expense                                                   (119,541)        (38,016)
  Other income\expense                                                 (3,265)         11,473
                                                                 ------------    ------------

Income
  before income taxes                                               1,035,331       1,350,206
Provision for income taxes                                            402,607         531,359
                                                                 ------------    ------------

Net Income                                                       $    632,724    $    818,847
                                                                 ============    ============

Basic earnings per share                                         $       0.07    $       0.09
                                                                 ============    ============

Diluted earnings per share                                       $       0.06    $       0.08
                                                                 ============    ============


Weighted average shares of common stock
and common stock equivalents outstanding
  Basic earnings per share                                          9,624,000       9,620,000
                                                                 ============    ============

  Diluted earnings per share                                       10,275,000      10,381,000
                                                                 ============    ============

See notes to financial statements

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

                                                           Three Months Ended March 31
                                                                1998           1997

Operating activities
Net Income                                                 $   632,724    $   818,847
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                              164,948        147,844
    Provision for losses on A/R                                  1,000              0
    Foreign Currency Translation Gain                          (17,641)         7,411
    (Increase) decrease in accounts and notes receivable        60,327        160,145
    (Increase) decrease in inventories                          61,424       (320,107)
    (Increase) decrease in prepaid expenses
      and other current assets                                 (20,268)       130,845
    (Increase) decrease in deferred costs                          511         17,419
    Increase in accounts payable and accrued
      expenses:
                        Trade                                  343,133        520,952
    Increase in income taxes payable                           211,442        258,271
    (Decrease) increase in unearned income                           0        (17,600)
                                                           -----------    -----------

Net cash provided by (used in) operating
  activities                                                 1,437,600      1,724,027

Investing Activities:
Purchase of property, plant and equipment                     (471,842)      (136,784)
                                                           -----------    -----------

Net cash provided by (used in) investing
  activities                                                  (471,842)      (136,784)

Financing activities
Proceeds from long-term debt                                   319,175              0
Principal payments on long-term borrowings
  and line of credit                                           (68,440)       (53,608)
Principal payments under capital lease
  obligations                                                  (13,734)       (16,829)
Dividends Paid                                                 (96,173)       (96,471)
Purchase of treasury stock                                           0       (289,003)
                                                           -----------    -----------

Net cash provided by (used in) financing
  activities                                                   140,828       (455,911)
Effect of exchange rate changes on cash
  and cash equivalents                                          26,478        (24,447)
                                                           -----------    -----------

Increase (decrease) in cash and cash
  equivalents                                                1,133,064      1,106,885
Cash and cash equivalents at beginning
  of period                                                  2,426,426      2,108,770
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $ 3,559,490    $ 3,215,655
                                                           ===========    ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 1998

Note 1--       Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.


Note 2--       Earnings per Share

               The following table sets forth the computation of basic and diluted earnings per share:

                                                         Quarter ended March 31
                                                            1998          1997
                                                        ------------------------
      Numerator:
        Numerator for basic and diluted
          earnings per share--net income                  $632,724      $818,847
      Denominator:
        Denominator per basic earnings per
          share--weighted average shares                 9,624,000     9,620,000
      Effect of dilutive securities:
        Employee stock options and other warrants          651,000       761,000
                                                        ------------------------

        Denominator for diluted earnings per
          share--adjusted weighted average shares       10,275,000    10,381,000
                                                        ========================

      Basic earnings per share                               $0.07         $0.09
                                                        ========================

      Diluted earnings per share                             $0.06         $0.08
                                                        ========================


Note 3--       Subsequent Events


In April 1998, the former sales/general director of the Company's Canadian subsidiary filed lawsuit claiming unlawful termination and breach of contract. The individual had been terminated by the Company in March 1998. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position of the Company.