Form 10-Q
period 1998-06-30
RELIV INTERNATIONAL INC
filed 1998-08-11
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


          COMMON STOCK 9,652,507 outstanding Shares as of June 30, 1998

Part I.           FINANCIAL INFORMATION
                  ---------------------

         Item 1.   Financial Statements
                   --------------------

         The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

         1. Interim Balance Sheet as of June 30, 1998 and Balance Sheet as of December 31, 1997.

         2. Interim Statements of Operations for the three and six month periods ending June 30, 1998 and June 30, 1997.

         3. Interim Statements of Cash Flows for the six month periods ending June 30, 1998 and June 30, 1997.

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

     1.  Financial Condition

     Current assets of the Company at June 30, 1998 increased to $7,754,000 from $6,745,000 as of December 31, 1997, primarily due to increases in cash and cash equivalents and inventories. Cash and cash equivalents increased $677,000 to $3,103,000 as a result of 1998 net income of $1,145,000. Inventories increased to $2,968,000 from $2,643,000 at December 31, 1997, mainly due to the increase of $249,000 in raw material inventory to meet higher production requirements as compared to year end 1997.

     Net property, plant and equipment increased to $10,030,000 at June 30, 1998 from $9,221,000 at December 31, 1997 due to completion of the expansion of the Company's headquarters and related increases in office, computer and manufacturing equipment. The Company added approximately 90,000 square feet to its facility by expanding office, warehouse and manufacturing areas. The Company began utilizing the additional space in the first quarter 1998.

     Current liabilities increased to $4,390,000 at June 30, 1998, from $3,653,000 at December 31, 1997. Trade accounts payable increased to $1,775,000 compared to $1,433,000 at December 31, 1997 as a result of the increased investment in inventories, primarily raw materials. Distributor commissions payable and sales taxes payable increased to $1,575,000 and $247,000, respectively, at June 30, 1998, from $1,327,000 and $192,000 at December 31, 1997, as a result of increased sales volume in June, 1998, as compared to December, 1997.


     Stockholder's equity increased by $795,000 to $7,963,000 at June 30, 1998. The Company's working capital balance increased by $273,000 since December 31, 1997, with a current ratio of 1.77 as compared to 1.85 as of December 31, 1997.

The increase in stockholder's equity and working capital is due to year to date net income of the Company. The Company paid cash dividends of $96,000 on January 29, 1998 and $145,000 on June 22, 1998. The Company anticipates that its cash, working capital balance and existing credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.

     2.  Results of Operations
         ---------------------

     The Company had a net profit of $513,000, or $.05 per share, for the quarter ended June 30, 1998, compared to a net profit of $594,000, or $.06 per share, for the same period of 1997. Net sales for the period improved slightly to $11,994,000 from $11,771,000 in 1997. During the second quarter 1998, net sales from network marketing activities increased to $11,823,000 from $11,384,000 in the same period 1997, while sales of contract packaging services declined to $171,000 from $387,000 in 1997.

     Net sales from network marketing activities were comprised of $10,663,000 from sales in the United States and $1,160,000 from sales of foreign subsidiaries in Australia, Canada, Mexico, New Zealand and a licensee in the United Kingdom. This compares to $10,042,000 and $1,342,000 in the second quarter 1997. The distributor sales force in the United States, the Company's primary market, decreased 5% in new sign-ups and distributor renewals when compared to the quarter ending June 30, 1997.

     The Company provides contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. During the expansion of the Company's facility in 1997, efforts to increase contract services were decreased until the facility was completed. This resulted in the decline in net sales in the second quarter 1998, as compared to the same period in 1997. The Company has increased efforts to develop new contract packaging services income and has begun providing services to former customers. The Company anticipates increases in contract services income in the second half of 1998.

     Cost of network marketing products sold as a percentage of net sales remained constant at 16.9% for the second quarter of 1998 and the same period in 1997. Cost of goods have remained within the guidelines established for product pricing despite additional overhead realized with the expansion of the manufacturing facility. The Company has been able to offset these increases by lowering raw material costs and improving manufacturing controls. The Company believes an increase in contract packaging services will improve utilization of its facility and therefore lower costs.

     Distributor royalties and commissions declined slightly to 37.4% of network marketing sales in the second quarter 1998, compared to 37.8% for the same period in 1997. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions. In addition, the Company paid royalties of $219,000 in second quarter 1998 through various incentive programs that reward distributors who have reached, and personally assisted other qualified distributors to reach specified levels of compensation. These programs paid $253,000 in the second quarter 1997.

     Selling, general and administrative expense increased to $4,438,000, in the second quarter 1998 compared to $4,168,000 in the same period 1997. Expenses in the second quarter 1998 were affected by new overhead expenses as a result of the addition to the office, manufacturing and warehouse facility and increased efforts and investment made to improve results in international subsidiaries. The facility was expanded to provide the capacity to meet anticipated sales growth from network marketing activities and to add capabilities necessary to increase sales of contract packaging services.

     Interest expense increased during the period from $43,000 in 1997 to $121,000 in 1998 due to bank debt necessary to finance the expansion of the Company's facility.

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


     Item 2.   Changes in Securities
               ---------------------

     Not applicable.


     Item 3.   Defaults Upon Senior Securities
               ------------------------------

     Not applicable.


     Item 4.   Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

     The Company's annual meeting of shareholders was held on May 21, 1998. At such meeting, the Company's then Board of Directors was re-elected.


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


         Dated:  August 11, 1998           RELIV' INTERNATIONAL, INC.


                                           By: /s/ Robert L. Montgomery
                                              --------------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer and
                                              Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                                  June 30       December 31
                                                                    1998            1997
                                                                ------------    ------------
                                                                 (unaudited)     (see notes)
Assets

Current Assets:
  Cash and Cash equivalents                                     $  3,103,247    $  2,426,426
  Accounts and notes receivable, less allowances of
    $6,200 in 1998 and $7,600 in 1997                                890,024         865,701
  Inventories
       Finished goods                                              1,567,316       1,453,282
       Raw materials                                               1,034,924         785,706
       Sales aids and promotional materials                          366,140         403,830
                                                                ------------    ------------
                     Total inventories                             2,968,380       2,642,818

  Refundable income taxes                                            164,311          31,303
  Prepaid expenses and other current assets                          539,813         688,539
  Deferred income taxes                                               88,493          90,065
                                                                ------------    ------------

Total current assets                                               7,754,268       6,744,852

Deferred costs                                                         2,777           4,232

Property, plant and equipment:
       Land                                                          829,222         790,677
       Building                                                    8,196,446       2,854,548
       Machinery & equipment                                       1,900,013       1,723,482
       Office equipment                                              418,892         303,235
       Computer equipment & software                               1,554,339       1,452,577
       Construction in progress                                      157,525       4,797,090
                                                                ------------    ------------
                                                                  13,056,437      11,921,609
Less: Accumulated depreciation                                    (3,026,875)     (2,700,745)
                                                                ------------    ------------
      Net Property, plant and equipment                           10,029,562       9,220,864
                                                                ------------    ------------

Total Assets                                                    $ 17,786,607    $ 15,969,948
                                                                ============    ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                                  June 30       December 31
                                                                    1998            1997
                                                                ------------    ------------
                                                                 (unaudited)     (see notes)
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses
       Trade Accounts Payable                                     $1,775,232      $1,432,901
       Distributors commissions payable                            1,575,045       1,326,579
       Sales taxes payable                                           247,241         192,130
       Interest expense payable                                       24,564          75,321
       Payroll and payroll taxes payable                             234,277         173,689
       Other accrued expenses                                        123,438          89,511
                                                                ------------    ------------
Total accounts payable & accrued expenses                          3,979,797       3,290,131

    Current maturities of long-term debt and
      capital lease obligations                                      367,607         358,124
    Unearned income                                                   42,269           5,003
                                                                ------------    ------------

  Total current liabilities                                        4,389,673       3,653,258

Capital lease obligations, less current maturities                    22,869          39,105
Long-term debt, less current maturities                            5,410,889       5,109,520

Stockholders' equity:
  Common stock, no par value; 20,000,000 shares
   authorized; 9,652,507 shares outstanding as of 3/31/98
   and 9,617,307 shares outstanding as of 12/31/97                 9,179,764       9,135,764
  Notes receivable-officers and directors                            (47,867)         (4,633)
  Retained earnings                                                 (770,276)     (1,673,164)
  Foreign currency translation adjustment                           (398,445)       (289,902)
                                                                ------------    ------------

Total Stockholders' Equity                                         7,963,176       7,168,065
                                                                ------------    ------------


Total Liabilities and Stockholders' Equity                        $17,786,607     $15,969,948
                                                                =============   =============



See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations



                                                         Quarter ended June 30          Six Months Ended June 30
                                                          1998            1997            1998            1997
                                                      ------------    ------------    ------------    ------------
                                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)


Sales at suggested retail                             $ 18,295,012    $ 17,854,584    $ 37,019,418    $ 36,926,934
  Less: Distributor allowances on product purchases      6,300,550       6,083,537      12,748,099      12,485,736
                                                      ------------    ------------    ------------    ------------

Net Sales                                               11,994,462      11,771,047      24,271,319      24,441,198

Costs and expenses:
  Cost of products sold                                  2,169,183       2,336,675       4,423,591       4,868,920
  Distributor royalties and commissions                  4,426,699       4,305,055       8,889,439       8,714,204
  Selling, general and administrative                    4,438,141       4,167,991       8,869,920       8,548,434
                                                      ------------    ------------    ------------    ------------

Total Costs and Expenses                                11,034,023      10,809,721      22,182,950      22,131,558
                                                      ------------    ------------    ------------    ------------

Income from operations                                     960,439         961,326       2,088,369       2,309,640

Other income (expense):
  Interest income                                           36,556          29,881          66,763          58,316
  Interest expense                                        (120,707)        (42,907)       (240,248)        (80,923)
  Other income\expense                                     (36,205)         15,607         (39,470)         27,080
                                                      ------------    ------------    ------------    ------------

Income before income taxes                                 840,083         963,907       1,875,414       2,314,113
Provision for income taxes                                 327,555         369,084         730,162         900,443
                                                      ------------    ------------    ------------    ------------

Net Income                                            $    512,528    $    594,823    $  1,145,252    $  1,413,670
                                                      ============    ============    ============    ============

Basic earnings per share                              $       0.05    $       0.06    $       0.12    $       0.15
                                                      ============    ============    ============    ============

Diluted earnings per share                            $       0.05    $       0.06    $       0.11    $       0.14
                                                      ============    ============    ============    ============


Weighted average shares of common stock
and common stock equivalents outstanding
  Basic earnings per share                               9,638,000       9,578,000       9,638,000       9,578,000
                                                      ============    ============    ============    ============

  Diluted earnings per share                            10,277,000      10,423,000      10,277,000      10,423,000
                                                      ============    ============    ============    ============



See notes to financial statements

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

                                                                     Six Months Ended June 30
                                                                        1998           1997
                                                                    -----------    -----------
Operating activities
Net Income                                                          $ 1,145,252    $ 1,413,670
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                       347,848        291,372
    Provision for losses on accounts receivable                           4,000              0
    Foreign currency translation loss                                    65,219          9,521
    (Increase) decrease in accounts and notes receivable                (43,139)       329,367
    (Increase) decrease in inventories                                 (371,083)      (475,124)
    (Increase) decrease in refundable income taxes                     (145,243)      (228,504)
    (Increase) decrease in prepaid expenses
      and other current assets                                          146,220         50,866
    (Increase) decrease in deferred costs                                   993         29,217
    Increase in accounts payable and accrued
      expenses:                                                         716,322        221,434
    Increase in income taxes payable                                      9,751        (26,222)
    (Decrease) increase in unearned income                               37,279        (16,773)
                                                                    -----------    -----------

Net cash provided by (used in) operating
  activities                                                          1,913,419      1,598,824

Investing Activities:
Purchase of property, plant and equipment                            (1,156,875)      (485,716)
                                                                    -----------    -----------

Net cash provided by (used in) investing
  activities                                                         (1,156,875)      (485,716)

Financing activities
Increase in short-term borrowing                                              0        200,000
Proceeds from long-term debt                                            471,486              0
Principal payments on long-term borrowings
  and line of credit                                                   (157,464)      (108,292)
Principal payments under capital lease
  obligations                                                           (24,921)       (38,656)
Dividends paid                                                         (240,963)      (290,368)
Proceeds from nores receivable assumed from issusance
  of common stock from exercise of options                                  766              0
Purchase of treasury stock                                                    0       (342,316)
                                                                    -----------    -----------

Net cash provided by (used in) financing
  activities                                                             48,904       (579,632)
Effect of exchange rate changes on cash
  and cash equivalents                                                 (128,627)       (78,994)
                                                                    -----------    -----------

Increase (decrease) in cash and cash
  equivalents                                                           676,821        454,482
Cash and cash equivalents at beginning
  of period                                                           2,426,426      2,108,770
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 3,103,247    $ 2,563,252
                                                                    ===========    ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 1998



Note 1--   Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.



Note 2--   Earnings per Share

           The following table sets forth the computation of basic and diluted earnings per share:

                                                             Quarter ended June 30      Six months ended June 30
                                                                 1998        1997           1998         1997
                                                            -----------------------     ------------------------
           Numerator:
             Numerator for basic and diluted
               earnings per share--net income                  $512,528    $594,823      $1,145,252   $1,413,670
           Denominator:
             Denominator per basic earnings per
               share--weighted average shares                 9,638,000   9,578,000       9,638,000    9,578,000
             Effect of dilutive securities:
               Employee stock options and other warrants        639,000     845,000         639,000      845,000
                                                            ------------------------    ------------------------

               Denominator for diluted earnings per
                 share--adjusted weighted average shares     10,277,000  10,423,000      10,277,000   10,423,000
                                                            =======================     ========================

           Basic earnings per share                               $0.05       $0.06           $0.12        $0.15
                                                            =======================     ========================
           Diluted earnings per share                             $0.05       $0.06           $0.11        $0.14
                                                            =======================     ========================


Note 3--   Subsequent Events

           In May 1998, the former sales/general manager of the Company's Canadian subsidiary filed lawsuit claiming unlawful termination. The individual had been terminated by the Company in March 1998. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position of the Company.