Form 10-Q
period 1998-09-30
RELIV INTERNATIONAL INC
filed 1998-11-12
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


       COMMON STOCK 9,652,507 outstanding Shares as of September 30, 1998

Part I.           FINANCIAL INFORMATION
                  ---------------------

         Item 1.   Financial Statements
                   --------------------

         The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

         1. Interim Balance Sheet as of September 30, 1998 and Balance Sheet as of December 31, 1997.

         2. Interim Statements of Operations for the three and nine month periods ending September 30, 1998 and September 30, 1997.

         3. Interim Statements of Cash Flows for the nine month periods ending September 30, 1998 and September 30, 1997.

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

     1.  Financial Condition

         Current assets of the Company at September 30, 1998 increased to $9,503,000 from $6,745,000 as of December 31, 1997, primarily due to increases in inventory and refundable income taxes. Inventories have increased by $2,145,000 from December 31, 1997 as the result of inventories acquired and produced for a contract packaging customer for which services began in early July 1998. The Company purchases the specified ingredients for this customer's products, then produces and sells the finished product according to the customer's specifications. Refundable income taxes have increased as the result of estimated tax deposits made on a projection of the income from the first six months of the year. This overpayment position will be reduced over the balance of the year.

         Net property, plant and equipment increased to $10,319,000 at September 30, 1998 from $9,221,000 at December 31, 1997 due to completion of the expansion of the Company's headquarters and related increases in office, computer and manufacturing equipment. The Company added approximately 90,000 square feet to its facility by expanding office, warehouse and manufacturing areas. The Company began utilizing the additional space in the first quarter 1998.

         Current liabilities increased to $6,318,000 at September 30, 1998, from $3,653,000 at December 31, 1997. Trade accounts payable increased by $2,320,000 as of September 30, 1998 as compared to December 31, 1997 as the result of the increased investment in inventories as discussed above. Distributor commissions and sales taxes payable have increased slightly as the result of increased sales volume in September 1998, as compared to December 1997. Unearned income has increased by $79,000 to $84,000 as of September 30, 1998 as the result of deposits made by a contract packaging customer. Current maturities of long-term debt and capital lease obligations have increased as of September 30, 1998 as the result of new capital leases that were entered into during the third quarter of 1998.

         Stockholders' equity increased by $788,000 to $7,956,000 as of September 30, 1998. The Company's working capital balance increased by $93,000 since December 31, 1997, with a current ratio of 1.50 as compared to 1.85 as of December 31, 1997. The increase in stockholders' equity and working capital is due to the year to date net income of the Company. The increase in inventory and related increase in accounts payable are the factors for the lower current ratio. The Company paid cash dividends of $96,000 on January 29, 1998 and $145,000 on June 22, 1998.

         The Company has been affected by the strengthening US dollar versus the Australian, New Zealand and Canadian currencies. Sales to these countries account for approximately 10% of the Company's net sales. Purchases for the materials needed to produce the Company's products are made by the Company in US dollars, while sales to distributors are made in local currencies. Consequently, strengthening of the US dollar versus a foreign currency can have a negative impact on operating margins and can generate translation losses on intercompany transactions. As shown in the Statements of Cash Flows, the Company's cash position has been reduced by $214,000 as the result of exchange rate fluctuations in 1998. Price adjustments to maintain operating margins are made when considered appropriate. However, the Australian and New Zealand currencies, in particular, are beginning to recover from their lows experienced during the third quarter of 1998. Furthermore, the Company anticipates that its cash, working capital balance and existing credit will be adequate to meet its operating needs in the future, based on current and projected revenue levels.


     2.  Results of Operations
         ---------------------

         The Company had a net profit of $73,000, or $.01 per share, for the quarter ended September 30, 1998, compared to a net profit of $282,000, or $.03 per share for the same period of 1997. The decrease in net profit was due principally to an increase in selling, general and administrative expense to $4,548,000 in the third quarter 1998 compared to $4,328,000 in the same period 1997. Increased overhead expense in the quarter of $117,000 resulted from the addition to the Company's office, manufacturing and warehouse facility. The facility was expanded to provide the capacity to meet anticipated sales growth from network marketing activities and to add capabilities necessary to increase sales of contract packaging services. Declining sales in the international subsidiaries contributed to the decrease in net profit, while general and administrative expenses remained the same in an effort to increase sales. Interest expense also increased during the period from $45,000 in 1997 to $132,000 in 1998 due to bank debt obtained to finance the expansion of the Company's facility. The Company anticipates that the investment in the facility and in the international markets will generate future profits.

         Net sales improved to $12,579,000 from $11,480,000 in 1997. The increase in sales was the result of increased sales from contract packaging services of $1,642,000 in the third quarter of 1998 as compared to $238,000 in 1997. During the third quarter 1998, net sales from network marketing activities decreased to $10,936,000 from $11,242,000 in the same period in 1997. Net sales from network marketing activities were comprised of $10,056,000 from sales in the United States and $880,000 from sales of foreign subsidiaries in Australia, New Zealand, Canada, Mexico and a licensee in the United Kingdom. This compares to $9,970,000 and $1,272,000 in the third quarter of 1997. In an effort to increase sales in its foreign subsidiaries, the Company has recently hired a director of North America Sales and has hired new sales managers in Mexico and Canada. In the United States, the Company's primary market, net sales from network marketing activities increased slightly during third quarter 1998, though the distributor sales force decreased 13% in new sign-ups and distributor renewals as compared to third quarter 1997.

         The Company provides contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. During the expansion of the Company's facility in 1997, efforts to increase contract packaging were reduced until the expansion was completed. During the third quarter, the Company increased revenue from contract packaging by $1,404,000 as the result of efforts put forth during the first half of 1998. The increased sales are not yet yielding additional gross profit as the cost of goods sold was 104% of revenues. This was due to start-up costs including hiring and training additional plant staff. The Company expects an improved gross margin in the future.

         Cost of network marketing products sold as a percentage of net sales decreased to 18.4% for the third quarter of 1998 versus 20.6% in the same period of 1997. This improvement is due to efficiencies gained in indirect labor and overhead absorption with the increase in total manufacturing output. The Company believes that the increase in contract packaging services will improve utilization of its facility and therefore lower per unit costs.

         Distributor royalties and commissions increased slightly to 37.2% of network marketing sales in the third quarter of 1998, as compared to 36.8% in the third quarter of 1997. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions. In addition, the Company paid royalties of $196,000 in the third quarter of 1998 through various incentive programs that reward distributors who have reached and personally assisted other qualified distributors to reach specified levels of compensation. These programs paid $182,000 in the third quarter of 1997.

         The Company has assessed its readiness for year 2000 in terms of its current computer hardware and software. Some software and hardware components were determined to not be Year 2000 compliant and the Company has already upgraded these components or has upgrades scheduled no later than first quarter 1999. The financial impact of these upgrades is not material to the Company. The Company is also in the process of reviewing non-IT systems (production machinery, building equipment, etc.) and reviewing the capabilities of major suppliers. However, the Company does not believe that year 2000, and the Company's preparation for year 2000, will have a material effect on its operations.

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

Part II.  OTHER INFORMATION


     Item 1.       Legal Proceedings
                   -----------------

         An arbitration before the American Arbitration Association was held between the Company and a former officer of the Company in connection with a Stock Purchase Agreement and Consulting Agreement entered into with the former officer in October 1992. The arbitration concluded on October 21, 1998, and no decision has yet been received. See Part I, Item 3 to the Company's Form 10-K Annual Report for the year ended December 31, 1997.


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



    Dated: November 12, 1998           RELIV' INTERNATIONAL, INC.


                                        By:       /s/ Robert L. Montgomery
                                              --------------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer and
                                              Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                                 September 30    December 31
                                                                     1998            1997
                                                                 ------------    ------------
                                                                  (unaudited)     (see notes)

  Assets

  Current Assets:
    Cash and Cash equivalents                                    $  2,534,765    $  2,426,426
    Accounts and notes receivable, less allowances of
      $5,900 in 1998 and $7,600 in 1997                               844,508         865,701
    Inventories
            Finished goods                                          2,055,780       1,453,282
            Raw materials                                           2,441,383         785,706
            Sales aids and promotional materials                      290,376         403,830
                                                                 ------------    ------------
                       Total inventories                            4,787,539       2,642,818

    Refundable income taxes                                           412,459          31,303
    Prepaid expenses and other current assets                         836,078         688,539
    Deferred income taxes                                              87,352          90,065
                                                                 ------------    ------------

  Total current assets                                              9,502,701       6,744,852

  Deferred costs                                                        2,661           4,232

  Property, plant and equipment:
            Land                                                      829,222         790,677
            Building                                                8,199,612       2,854,548
            Machinery & equipment                                   2,365,673       1,723,482
            Office equipment                                          420,644         303,235
            Computer equipment & software                           1,629,378       1,452,577
            Construction in progress                                  102,196       4,797,090
                                                                 ------------    ------------
                                                                   13,546,725      11,921,609
  Less: Accumulated depreciation                                   (3,227,532)     (2,700,745)
                                                                 ------------    ------------
            Net Property, plant and equipment                      10,319,193       9,220,864
                                                                 ------------    ------------

  Total Assets                                                   $ 19,824,555    $ 15,969,948
                                                                 ============    ============



See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                                 September 30    December 31
                                                                     1998            1997
                                                                 ------------    ------------
                                                                  (unaudited)     (see notes)

  Liabilities and Stockholders' Equity

  Current liabilities:
    Accounts payable and accrued expenses
            Trade Accounts Payable                               $  3,752,491    $  1,432,901
            Distributors commissions payable                        1,427,616       1,326,579
            Sales taxes payable                                       230,992         192,130
            Interest expense payable                                   26,955          75,321
            Payroll and payroll taxes payable                         197,700         173,689
            Other accrued expenses                                    152,629          89,511
                                                                 ------------    ------------
  Total accounts payable & accrued expenses                         5,788,383       3,290,131

      Current maturities of long-term debt and
        capital lease obligations                                     445,778         358,124
      Unearned income                                                  83,630           5,003
                                                                 ------------    ------------

    Total current liabilities                                       6,317,791       3,653,258

  Capital lease obligations, less current maturities                  240,707          39,105
  Long-term debt, less current maturities                           5,310,357       5,109,520

  Stockholders' equity:
    Common stock, no par value; 20,000,000 shares
     authorized; 9,652,507 shares outstanding as of 9/30/98
     and 9,617,307 shares outstanding as of 12/31/97                9,179,764       9,135,764
    Notes receivable-officers and directors                           (46,318)         (4,633)
    Retained earnings                                                (696,989)     (1,673,164)
    Foreign currency translation adjustment                          (480,757)       (289,902)
                                                                 ------------    ------------

  Total Stockholders' Equity                                        7,955,700       7,168,065
                                                                 ------------    ------------


  Total Liabilities and Stockholders' Equity                     $ 19,824,555    $ 15,969,948
                                                                 ============    ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations


                                                                   Quarter ended September 30   Nine Months Ended September 30
                                                                      1998            1997            1998            1997
                                                                  ------------    ------------    ------------    ------------
                                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)

  Sales at suggested retail                                       $ 18,308,241    $ 17,449,378    $ 55,327,659    $ 54,376,312
    Less: Distributor allowances on product purchases                5,729,439       5,969,160      18,477,538      18,454,896
                                                                  ------------    ------------    ------------    ------------

  Net Sales                                                         12,578,802      11,480,218      36,850,121      35,921,416

  Costs and expenses:
    Cost of products sold                                            3,727,590       2,520,523       8,151,181       7,389,443
    Distributor royalties and commissions                            4,066,766       4,141,047      12,956,205      12,855,251
    Selling, general and administrative                              4,547,989       4,327,646      13,417,909      12,876,080
                                                                  ------------    ------------    ------------    ------------

  Total Costs and Expenses                                          12,342,345      10,989,216      34,525,295      33,120,774
                                                                  ------------    ------------    ------------    ------------

  Income from operations                                               236,457         491,002       2,324,826       2,800,642

  Other income (expense):
    Interest income                                                     32,842          22,410          99,605          80,726
    Interest expense                                                  (132,380)        (45,185)       (372,628)       (126,108)
    Other income\expense                                               (14,728)         (3,582)        (54,198)         23,498
                                                                  ------------    ------------    ------------    ------------

  Income before income taxes                                           122,191         464,645       1,997,605       2,778,758
  Provision for income taxes                                            48,904         182,516         779,066       1,082,959
                                                                  ------------    ------------    ------------    ------------

  Net Income                                                      $     73,287    $    282,129    $  1,218,539    $  1,695,799
                                                                  ============    ============    ============    ============

  Basic earnings per share                                        $       0.01    $       0.03    $       0.13    $       0.18
                                                                  ============    ============    ============    ============

  Diluted earnings per share                                      $       0.01    $       0.03    $       0.12    $       0.16
                                                                  ============    ============    ============    ============

  Weighted average shares of common stock
  and common stock equivalents outstanding
    Basic earnings per share                                         9,643,000       9,573,000       9,643,000       9,573,000
                                                                  ============    ============    ============    ============

    Diluted earnings per share                                      10,211,000      10,411,000      10,211,000      10,411,000
                                                                  ============    ============    ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                Nine Months Ended September 30
                                                                      1998           1997
                                                                  -----------    -----------
  Operating activities:
  Net Income                                                      $ 1,218,539    $ 1,695,799
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                                   557,173        445,333
      Provision for losses on accounts receivable                       7,000              0
      Foreign currency translation (gain) loss                        106,705         (7,226)
      (Increase) decrease in accounts and notes receivable            (12,220)       312,596
      (Increase) decrease in inventories                           (2,225,590)       (99,159)
      (Increase) decrease in refundable income taxes                 (394,068)      (140,256)
      (Increase) decrease in prepaid expenses
        and other current assets                                     (152,204)      (110,149)
      (Increase) decrease in deferred costs                               958         50,849
      Increase in accounts payable and accrued
        expenses                                                    2,542,523         38,740
      Increase (decrease) in income taxes payable                      10,338        (25,321)
      Increase (decrease) in unearned income                           78,655        (17,577)
                                                                  -----------    -----------

  Net cash provided by (used in) operating
    activities                                                      1,737,809      2,143,629

  Investing activities:
  Purchase of property, plant and equipment                        (1,370,165)    (2,751,275)
                                                                  -----------    -----------

  Net cash provided by (used in) investing
    activities                                                     (1,370,165)    (2,751,275)

  Financing activities:
  Proceeds from long-term debt                                        471,486      1,880,898
  Principal payments on long-term borrowings
    and line of credit                                               (239,257)      (164,049)
  Principal payments under capital lease
    obligations                                                       (39,152)       (71,690)
  Proceeds from stock options exercised                                     0         13,125
  Dividends paid                                                     (240,963)      (290,368)
  Proceeds from notes receivable assumed from issuance
    of common stock from exercise of options                            2,315              0
  Purchase of treasury stock                                                0       (337,127)
                                                                  -----------    -----------

  Net cash provided by (used in) financing
    activities                                                        (45,571)     1,030,789
  Effect of exchange rate changes on cash
    and cash equivalents                                             (213,734)      (112,855)
                                                                  -----------    -----------

  Increase (decrease) in cash and cash
    equivalents                                                       108,339        310,288
  Cash and cash equivalents at beginning
    of period                                                       2,426,426      2,108,770
                                                                  -----------    -----------

  Cash and cash equivalents at end of period                      $ 2,534,765    $ 2,419,058
                                                                  ===========    ===========


See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 1998


Note 1--   Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.


Note 2--   Earnings per Share

             The following table sets forth the computation of basic and diluted earnings per share:

                                                      Quarter ended September 30   Nine months ended September 30
                                                          1998          1997              1998          1997
                                                      -----------   -----------       -----------   -----------
  Numerator:
   Numerator for basic and diluted
    earnings per share--net income                    $    73,287   $   282,129       $ 1,218,539   $ 1,695,799
  Denominator:
   Denominator per basic earnings per
    share--weighted average shares                      9,643,000     9,573,000         9,643,000     9,573,000
  Effect of dilutive securities:
   Employee stock options and other warrants              568,000       838,000           568,000       838,000
                                                      -----------   -----------       -----------   -----------

  Denominator for diluted earnings per
  share--adjusted weighted average shares              10,211,000    10,411,000        10,211,000    10,411,000
                                                      ===========   ===========       ===========   ===========

  Basic earnings per share                            $      0.01   $      0.03       $      0.13   $      0.18
                                                      ===========   ===========       ===========   ===========

  Diluted earnings per share                          $      0.01   $      0.03       $      0.12   $      0.16
                                                      ===========   ===========       ===========   ===========


Note 3--     Subsequent Events

In May 1998, the former sales/general manager of the Company's Canadian subsidiary filed lawsuit claiming unlawful termination. The individual had been terminated by the Company in March 1998. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position of the Company

In May 1997, a former officer/director filed a demand for arbitration with respect to a stock purchase agreement and consulting agreement entered into in October 1992. An arbitration hearing was concluded in October 1998, but no decision has yet been recieved. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position of the Company.