Form 10-K
period 1998-12-31
RELIV INTERNATIONAL INC
filed 1999-03-31
CIK 768710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

Commission File Number
       1-11768
                           RELIV' INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           Illinois                                      371172197
           --------                                      ---------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)

  136 Chesterfield Industrial Boulevard
           Chesterfield, Missouri                          63006
           ----------------------                          -----
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X___ Yes _______ No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

         Based upon the closing price of $2.063 per share of Registrant's Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $12,319,143. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

         The number of shares outstanding of the Registrant's Common Stock as of March 15, 1999, was 9,650,502 (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

PART I

Item No. 1 - Business

General

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

         On July 1, 1995, Reliv' UK began the marketing and sale of the Company's products in the United Kingdom in accordance with the Reliv' system under a license and distributor arrangement with the Company. Pursuant to the terms of the arrangement, Reliv' UK purchased all of its requirements for products from the Company and paid Reliv' World a royalty on products sold. On October 1, 1998, Reliv' Europe, Inc., a wholly-owned subsidiary of Reliv' World, purchased all of Reliv' U.K.'s capital stock in return for a 3% equity ownership in Reliv' Europe. The former owner of Reliv' U.K. forgave approximately $435,000 in advances to Reliv' U.K. Under the purchase arrangement, the former owner will receive monthly payments equal to 1.5% of Reliv' Europe's retail sales for a period of ten years.

Principal Products

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

         Reliv' Getabetterbody(R) Weight Loss System is a weight loss system kit containing Reliv' Ultrim Plus, Reliv' Cellebrate and Reliv' Celleboost together with product information and other tools to be used in a weight loss program.

         Reliv' ProVantage(TM) is a nutritional supplement containing soy, designed to enhance athletic performance. The product is also of benefit to dieters and others wanting to increase their soy intake. The product is in powdered form for mixture with water or juice. Reliv' ProVantage was introduced in October, 1997.

         Reliv' Healthy Pantry(TM) premium entrees are a line of soy-based functional foods. The meals are designed to offer the advantages of soy in low fat, easy to prepare meals. The line includes Pasta Prima Vera, Hearty Chili, Hearty Burger and Ala King dinner. The meals are in dried form and can be prepared quickly with a minimum of additional ingredients. Reliv' Healthy Pantry was introduced in May, 1997.

         In November, 1998, the Company introduced Reliv' SoySentials(TM), a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. The product is in powdered form for mixture with water or juice.

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

         The Company also sponsors an Ambassador Program. To qualify as an Ambassador a distributor must hold the level of Master Director and must assist personally sponsored Master Affiliates in meeting specified levels of additional compensation payments. The levels of Ambassador are, in order, Ambassador, Bronze Ambassador, Silver Ambassador, Gold Ambassador and Platinum Ambassador. As higher levels are reached, Ambassadors are entitled to increased percentages of the retail sales volume of Master Affiliates below them through five levels of sponsorship, and at the two highest levels, a percentage of the sixth level of sponsorship below their personally sponsored Master Affiliates. Ambassadors are also entitled, depending on the level, to additional benefits, such as participation in Company sponsored events, paid hotel rooms at conventions, health insurance and car allowances. Periodically, a group of high level Ambassadors meet with Company executives in the "Reliv Inner Circle" to exchange ideas on new programs, products and marketing opportunities.

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

         As of December 31, 1998, 36,884 persons or entities were registered as distributors of Company subsidiaries of which 5,198 were Master Affiliates. This is in comparison to the December 31, 1997 totals of 37,826 distributors of which 4,374 were Master Affiliates. The number of registered distributors and Master Affiliates in each country in which Company subsidiaries operate is as follows:


                              Distributors           Master Affiliates
                              ------------           -----------------

     United States                 29,169                   4,123

     Australia                      3,144                     286

     New Zealand                    1,047                     111

     Canada                           971                     402

     Mexico                         1,312                     226

     United Kingdom                 1,241                      50

         Not all persons registered as distributors of Company subsidiaries are active. Reliv' requires that persons wishing to continue as distributors renew their distributorship annually by the payment of a fee ($20 in the United States); the number of distributors shown in the preceding table reflects persons who have become distributors within the past 12 months and those who renewed their distributorship during 1998.

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

         In 1996, the Company received approval from the Australian Therapeutic Goods Authority ("TGA") to manufacture products sold in Australia at its Chesterfield plant and currently manufactures all of Australia's requirements of nutritional products at its Chesterfield facility. The certification of the Company's Chesterfield site by the Australian TGA, also satisfied Canadian manufacturing requirements and the Company manufactures substantially all of the nutritional products sold in Canada. The Company has not experienced any difficulty in obtaining supplies of raw materials for its nutritional products and does not believe it will encounter any such difficulty in the future.

         The Company's granola bars are manufactured by contract manufacturers, predominantly located in the United States, who produce the products in accordance with formulas provided by the Company, subject to quality control requirements and inspections by representatives of the Company. During 1998, the Company's line of skin care products was supplied to it pursuant to the Avogen Agreement and was purchased from Avogen and various contract manufacturers. Arthred(TM), the principal ingredient of Reliv' Arthaffect, is supplied to the Company by Traco. The Company has had no difficulty in obtaining contract manufacturing and there has been no material effect on the timely supply of goods.

Research and Development

         At its Chesterfield facility, the Company conducts research, product development and formulation, testing and quality control, all relating to food products. Research and development costs were $319,000 in 1998, $286,000 in 1997 and $289,000 in 1996.

Employees

         As of December 31, 1998, the Company and all subsidiaries had approximately 228 full-time employees compared with 162 such employees at the end of 1997. This resulted from an increase in sales, marketing and distribution personnel to support increased network maketing sales and an increase in manufacturing and warehouse employees as a result of an increase in the contract manufacturing business segment. In March, 1998, the Company and the local Teamsters Union ratified an agreement covering the Company's manufacturing and warehouse employees. The Company believes that its relationship with its employees is satisfactory.

Product Regulation

         The formulation, labeling and advertising or promotion of the Company's products are subject to regulation by the Federal Food and Drug Administration
(FDA) which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FDCA"), the Federal Trade Commission (FTC) and various agencies of the states or countries into which the Company's products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of the Company's food products and also with respect to the formulation of those products. The skin care products sold by the Company are also subject to FDA regulations with respect to formulation and marketing of cosmetics. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food or cosmetic. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") and related regulations. Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on the labels or labeling of nutritional supplements. The Company does not believe these laws or regulations will have a material effect on its products or operations. Nutritional and dietary supplements such as those manufactured and sold by the Company, for which no therapeutic claim is made, are not subject to FDA approval prior to their sale. The Company presently does not anticipate marketing new products which would require FDA approval. However, these products can be removed from the market if shown to be unsafe, and if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation treatment or prevention of disease, it can regulate those products as drugs and require premarket clearance. In addition, if the FDA determines that the claims concerning a product's affect on the "structure or function" of the body do not meet the requirements of DSHEA, such claims could result in such product being subject to regulation as a drug.

         The Company's advertising of its nutritional supplement products is also subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies (other than the Company) for weight loss and "fat burning" dietary supplement products and plans. The FTC has also recently issued regulations governing the marketing of nutritional supplements.

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

International Operations

         Prior to 1991, the Company marketed and sold its products solely within the United States. In February, 1991, Reliv' entered into a joint venture with an Australian corporation and the joint venture began marketing and selling the Company's products in Australia in May, 1991. As of March, 1992, the Company organized Reliv' World to conduct international operations, acquired the business of the Australian joint venture and began conducting business in Australia through Reliv' Australia. In June, 1992, the Company began marketing and selling its products in New Zealand through Reliv' New Zealand, in November, 1992, began marketing and selling its products in Canada through Reliv' Canada, and in August, 1993, began marketing and selling its products in Mexico through Reliv' Mexico. In July, 1995, the Company began marketing and selling its products in the United Kingdom through Reliv' UK, a licensee. In October, 1998, Reliv' Europe acquired Reliv' U.K.

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

Manufacturing and Packaging Services

         In the last quarter of 1995, the Company commenced providing manufacturing and packaging services at its Chesterfield manufacturing facility. These services include blending, processing and packaging food products in accordance with specifications or materials provided by the customer. Revenues from these services during 1996 were $3,310,000, decreased to $1,525,000 in 1997, as a result of the loss of a major customer, and increased to $6,332,000 in 1998 as a result of regaining a major customer and obtaining other business. The Company has capacity for and is actively seeking additional manufacturing and packaging business. In 1998, one customer, Met-Rx USA, Inc., accounted for $5,447,000 of the Company's total sales.

         Reference is made to Note 18 of the Consolidated Financial Statements contained in Part IV hereof for financial information on business segments.

Item No. 2 - Properties

         The Company owns approximately six acres of land and a building containing approximately 136,000 square feet of office, manufacturing and warehouse space located at 136 Chesterfield

Industrial Boulevard, Chesterfield, Missouri, 63006, where it currently maintains its corporate headquarters. In 1998, the Company completed an expansion to the Chesterfield facility on land owned by the Company adjacent to existing building. Approximately 90,000 square feet of manufacturing, warehouse and office space was added to the existing 46,000 square foot facility. The Company obtained a construction loan of $4,430,000 to finance the expansion. As of December 31, 1998, this loan had a principal balance of $4,355,000.

         The original property was purchased in July, 1991, and, as part of the purchase price for the premises, the Company assumed the remaining principal balance of $850,108 of a 1984 industrial revenue bond with an original principal sum of $975,000. In addition, the Company executed a promissory note to the seller in the amount of $250,000. The principal balances of the bond and promissory note at December 31, 1998, are $541,000 and $205,000, respectively. The promissory note is secured by a deed of trust on the premises. The Company funds payments under the industrial revenue bond and promissory note from working capital. In 1992, the Company completed an addition to its building of approximately 12,000 square feet used for manufacturing of its products. In May, 1993, the Company purchased 3.4 acres of land adjacent to the original facility for $400,000.

         The Company leases office space in suburban Sydney, Australia; Mississauga, Ontario, Canada; Mexico City, Mexico; and in suburban London, England to support its operations in those areas, and has a contract warehouse arrangement in Auckland, New Zealand.

Item No. 3 - Legal Proceedings

         On May 21, 1997, Timothy Tobin, a former director and officer of the Company, filed a Demand for Arbitration with the American Arbitration Association in St. Louis, Missouri. The Demand claimed damages resulting from alleged misrepresentations made by the Company in connection with a Stock Purchase Agreement and Consulting Agreement entered into with Mr. Tobin in October 1992. The Company filed an Answer and Counterclaim denying Mr. Tobin's allegations and claiming damages resulting from Mr. Tobin's breach of warranties contained in the October 1992 agreements. The arbitration was held before the American Arbitration Association and concluded on October 21, 1998. The arbitrators' decision awarded no damages to Mr. Tobin on his claim or to the Company on its counterclaim.

         In May, 1998, the former sales/general manager of the Company's Canadian subsidiary filed a lawsuit claiming unlawful termination. The individual had been terminated by the Company in March, 1998. The Company believes the claim is without merit and intends to vigorously defend itself.

Item No. 4 - Submission of Matters to a Vote of Security Holders

N/A

PART II

Item No. 5 - Market  for  Registrant's  Common  Equity and  Related  Stockholder
Matters

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

                                 1998 and 1997 Quarterly Stock Price Data
                                 ----------------------------------------


                                         HI                LO
                                       -----             -----
1998
First Quarter                          5.125             2.875
Second Quarter                         4.875             3.063
Third Quarter                          4.00              2.438
Fourth Quarter                         3.750             2.031

1997
First Quarter                          7.625             5.341
Second Quarter                         8.625             6.00
Third Quarter                          7.00              5.25
Fourth Quarter                         5.75              2.75




         All stock price data has been retroactively adjusted for the Company's 10% stock dividend issued in February 1997.

         As of March 15, 1999, there were approximately 1,787 holders of record of the Company's Common Stock.

         On February 28, 1997, a 10% stock dividend and a cash dividend of $.01 per share was paid to shareholders of record. The cash dividend on such date was paid on all shares after giving effect to the stock dividend. On June 13, 1997, a cash dividend of $.02 per share was paid to shareholders of record. On January 29, 1998, a cash dividend of $.01 per share was paid to shareholders of record. On June 22, 1998, a cash dividend of $.015 per share was paid to shareholders of record. The amount and timing of future dividends will be subject to declaration of the Board of Directors consistent with results of operation of the Company and its financial condition at the time.

         In March, 1995, the Company instituted an automatic dividend reinvestment plan for its shareholders of record. Participation in the plan, which is voluntary, provides for dividends paid by the Company to be reinvested in shares of common stock at the then current market price. The plan also allows participants to make additional voluntary purchases of common stock at the market price.

         Effective January 1, 1999, the Company instituted a Distributor Stock Purchase Plan whereby qualified distributors can allocate a portion of their commission check toward the purchase of the Company's Common Stock and can make additional purchases of Common Stock through direct contributions. Purchases are made at the market price. Distributors also are entitled to receive at the end of each year warrants to purchase the Company's Common Stock based on the number of shares of Common Stock purchased by the distributor during the year pursuant to the Plan.

         In 1997, pursuant to a consulting agreement, the Company issued warrants to purchase 9,600 shares of its Common Stock at a price of $6.25 per share, with a term of two years. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as an issuance not involving a public offering.

Item No. 6 - Selected Financial Data

         The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                                      Year ended December 31
                                                 1998           1997           1996          1995            1994
                                        -------------------------------------------------------------------------------

Net Sales                                    $51,893,511    $46,836,270    $40,729,993    $28,913,873    $32,190,444

Net Income                                   $ 1,556,929    $ 2,028,988    $ 1,507,014    $   569,823    $   893,766

Earnings per common share(1):
    Basic                                         .16            .21            .15            .06            .09
    Diluted                                       .16            .20            .15            .06            .09

Cash Dividends per share of Common Stock          .025           .03            .02            .01            .015

Total Assets                                 $20,252,972    $15,969,948    $11,401,665    $10,276,234    $ 9,660,013

Long-term debt and
capital lease obligations,
less current maturities                      $ 5,589,562    $ 5,148,625    $ 1,478,079    $ 1,416,764    $ 1,000,024

---------------------------------------------

(1) All earnings per share data has been retroactively adjusted for the pro forma effect of the Company's 10% stock dividend issued in February 1997.



Item No. 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Income and Net Sales

1998 vs. 1997

         The Company's 1998 net income was $1,557,000 or $.16 per share. This compares with net income of $2,029,000 or $.21 per share in 1997. Net income in the United States was $1,659,000 in 1998, compared to $2,177,000 in 1997. Net loss from international operations was $102,000 in 1998, compared with $148,000 in 1997. The decrease in income, as explained in greater detail below, resulted from a variety of factors, including weak international results and higher interest and overhead expenses resulting from improvements in facilities to support the growth of the manufacturing and packaging business segment.

         Net sales increased in 1998 to $51.9 million, as compared to $46.8 million in 1997, as a result of the 14 percent increase in net sales in the United States from $41.7 million in 1997 to $47.4 million in 1998. Net sales in the United States, which accounts for 91 percent of total net sales, is comprised of network marketing sales and manufacturing and packaging services. In 1998 network marketing sales in the United States increased by 2 percent to $41.0 million compared to $40.2 million in 1997, and net sales from manufacturing and packaging services increased to $6.3 million from $1.5 million in 1997. Net sales in the foreign operations declined to $4.5 million in 1998 from $5.1 million in 1997.

         Net sales for the fourth quarter of 1998 were $15.0 million, an increase from fourth quarter 1997 net sales of $10.9 million. During the period network marketing sales in the United States remained nearly constant at $9.5 million as compared to $9.6 million in the fourth quarter 1997. Net sales in the foreign operations decreased from $1.2 million for the quarter in 1997 to $1.1 million. The increase in net sales was due to an increase in manufacturing and packaging services from $150,000 to $4.4 million.

         The Company provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales increased in 1998 to $6.3 million from $1.5 million in 1997. The increase in sales was due to the return of a major customer along with the addition of customers. The Company's sales to third party customers primarily consist of the Company purchasing the raw materials, using customer-provided packaging materials and selling a finished product to the customer. In prior years, the Company simply charged a processing fee to the customer and did not purchase any of the raw or packaging materials. By purchasing the raw materials, the Company feels that it can achieve better buying efficiencies for both its own network marketing products, as well as for its third party customers. The expansion of the Company's manufacturing and packaging facilities has allowed for this increase in sales and will allow for future growth in this business segment. In addition to representing another source of income, providing manufacturing and packaging services allows the Company to better utilize the manufacturing and product development infrastructure, thus spreading overhead costs.

         In the United States, the Company's largest market, the number of active distributors decreased 2 percent to 29,169. The retention rate of distributors who renew their annual agreement continued to remain high at 54 percent. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 4,123 in the United States in 1998 from 3,631 in 1997. In 1998 the Company processed 78,609 orders at an average retail price of $663, compared to 73,136 orders at an average of $695 in 1997.

         The increase in network marketing sales in 1998 was below expectations. In 1998, the Company instituted a new marketing program "Family Freedom" and introduced new sales tools in an attempt to generate greater sales levels. The Family Freedom Program supplements existing marketing programs such as the "Road to Presidential," "The Star Director" and "Ambassador" programs. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 1998, $1,345,000 was paid through this program in the United States compared to $1,329,000 in 1997 and

$420,000 in 1996. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. At year end 1998 there were 58 Ambassadors in the United States who shared in bonuses totaling $795,000 compared to 52 Ambassadors at the end of 1997 sharing bonuses of $838,000.

         The United States 1998 net sales were affected by the introduction of a new product, SoySentials, a soy-based nutritional supplement designed for use by women. This product expands the Company's product line in the growing functional foods category.

         The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. In 1998, the program in the United States, produced $6.3 million, or nearly 11 percent of total product sales at retail value, compared to $5.9 million in 1997 and $4.3 million in 1996. The Company introduced the Direct Select Program in Canada in October 1997 and in Australia, New Zealand and the United Kingdom over the course of 1998.

         In Australia and New Zealand net sales declined to $2,897,000 in 1998 from $3,449,000 in 1997. Fourth quarter 1998 sales decreased to $687,000 from $753,000 in 1997. New distributor enrollments declined in Australia and New Zealand to 1,814 from 1,820 in 1997. Distributor renewals in Australia were 54% and in New Zealand 38% in 1998 as compared to 48% and 37% in 1997, respectively. Reported net sales in Australia and New Zealand were also affected by the decline in the value of their currency as compared to the United States dollar. As of the end of 1998, the Australian and New Zealand dollars declined 6% and 9%, respectively, from their rates as of December 31, 1997. However, the year-end rates have improved from historic lows experienced during the third quarter of 1998.

         In 1998, the Company reorganized its geographic business units into a single worldwide organization, and placed a single executive in charge of each of three critical business functions, manufacturing and product development, sales and marketing, and operations and administration. The principal purposes of this structure change was (i) to provide consistency in marketing programs, products and administration between the United States and foreign subsidiaries,
(ii) to eliminate inefficiencies in foreign markets and (iii) to increase sales. The Company has also added an international sales director responsible for Mexico, Canada and the United Kingdom and has hired new sales managers in Mexico and Canada.

         Sales in Australia and New Zealand have been affected by continued delays in the introduction of several new products due to regulatory policies, plus increased levels of competition. The Company has received approval in Australia and New Zealand to sell Reliv' Classic and introduced it in May, 1998. Reliv' Classic is the number one selling product in the United States accounting for approximately 25% of total retail sales. Fibrestore, a product which averages in excess of 10% of sales in the United States, was introduced in Australia in September, 1997. In addition, during 1998 a number of top selling products have been approved for sale in several other foreign markets which should also support sales growth. A version of another key product, Arthaffect, is nearing approval in Australia and should be available for sale there in the near future.

         Net sales in Canada decreased in 1998 to $1,214,000 from $1,338,000 in 1997. Fourth quarter sales decreased to $274,000 in 1998 compared to $334,000 in 1997. New distributor enrollments declined to 797 from 991 in 1997. Although the Company was able to introduce Classic in March, 1998, sales for the year were adversely affected by the change in sales management.

         Net sales in Mexico in 1998 were $317,000 compared to $330,000 in 1997. Net sales in the fourth quarter 1998 were $81,000 compared to $74,000 in 1997. New distributor enrollment increased in 1998 to 445 compared to 360 in 1997. Along with a new sales manager hired in the fourth quarter of 1998, the Company has begun establishing new distribution centers, at facilities owned and operated by key distributors in cities outside of Mexico City. Due to the lack of an adequate cartage system in Mexico, this is a common method used by network marketing companies to distribute their products.

         The Company began marketing its products in the United Kingdom in July, 1995, through a licensee. Revenues under the license agreement in 1996, 1997 and 1998 were minimal and in October, 1998, the Company through a subsidiary assumed ownership and control of the United Kingdom operations. The United Kingdom subsidiary reported net sales of $109,000 in the fourth quarter of 1998.

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

         The Company began marketing its products in the United Kingdom in July, 1995, through a licensee. Revenues under the license agreement in 1996 and 1997 were minimal.

Cost of Sales:

         During 1998, cost of network marketing products sold improved to 17 percent of net sales compared with 18 percent in 1997, and 19 percent in 1996. The improvement in gross profit margins is a result of lower raw materials costs, improved manufacturing controls and utilization of the facility in providing manufacturing and packaging services for unrelated customers. Cost of network marketing products sold remained constant at 17 percent in the fourth quarter both 1998 and 1997. Cost of goods for manufacturing and packaging services increased for the year to 101 percent from 89 percent in 1997. Even under optimal operating efficiencies, the gross margin percentages for the manufacturing and packaging work done for unrelated customers is substantially less than the margins obtained in the sales of the network marketing products. However, the Company's results were affected by start-up costs including hiring and training additional plant staff. The Company expanded its facility in 1997 adding approximately 60,000 square feet of warehouse and manufacturing space. The expansion space was put into full operation during the first half of 1998.

Distributor Royalties and Discounts:

         Distributor royalties and discounts as a percentage of network marketing sales remained steady at 37 percent in both 1998 and 1997. In 1996, distributor royalties and discounts represented 36 percent of network marketing sales. Fourth quarter 1998 distributor royalties and discounts decreased to 35 percent from 37 percent in 1997. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percentage of sales up to 18 percent in royalties and as much as 45 percent in discounts. On an annual basis, the percentage of distributor royalties and discounts to network marketing sales has remained fairly constant. In 1998, included in distributor royalties and discounts are royalties of $799,000 paid through the Ambassador Program as compared to $838,000 in 1997 and $631,000 in 1996.

Selling, General and Administrative:

         Selling, general and administrative expenses decreased to 35% as a percentage of net sales for 1998, from 37 percent in 1997, and 36 percent in 1996. The percentage change is primarily due to the increase in sales of the manufacturig and packaging business segment in comparison to total SGA expenses.

         In 1998, sales meetings and convention expenses were $1,246,000 and sales promotion incentives were $588,000, compared to $1,200,000 and $489,000 in 1997, respectively. The Star Director program, which rewards eligible distributors with a bonus based on the retail sales of their distributor network, paid $1,471,000 in 1998 compared to $1,329,000 in 1997 and $420,000 in
1996. The program was introduced in June 1996 and has a limit of 3% of total product retail sales. In 1998 2.3 percent was paid and in 1997, 2.2 percent was paid.

         Consulting and professional services expenses decreased $184,000 to $458,000 in 1998 as the Company decreased its use of marketing and public relations companies. Staff compensation and fringes increased by 14 percent. Staff has been increased in order to service the sales growth in the United States, in both network marketing and manufacturing and packaging, and to contribute additional support to the foreign operations.

         Selling, general and administrative expenses as a percentage of net sales were down in the fourth quarter 1998 as expenses were 31 percent of net sales compared to 39 percent during the fourth quarter 1997. The increase in net revenues from $10,915,000 in 1997 to $15,043,000 is the primary reason.

Interest Expense:

         Interest expense in 1998 was $509,000 compared to $210,000 in 1997 and $213,000 in 1996. Interest expense in 1998 increased due to a loan package secured for the expansion of the Company's office and manufacturing facility, and the addition of capital leases of furnishings and equipment.

Income Taxes:

         The provision for income taxes decreased to $941,000, or 1.8 percent of net sales in 1998, from 3.0 percent of net sales or $1,385,000 in 1997, and 2.3 percent of net sales, or $950,000 in 1996. The effective tax rate for 1998 was 38 percent. Effective tax rates for 1997 and 1996 were 41 percent and 39 percent, respectively. The 1997 effective rate was slightly higher than 1996 as the result of the settlement of an audit by the Internal Revenue Service for the fiscal years 1992 through 1994.

Financial Condition

         The Company generated cash flows of $2,111,000 from operating activities during 1998 and $785,000 through long-term financing and use of their lines of credit. This compares to $2,491,000 generated from operating activities and $3,959,000 through long-term financing in 1997. Cash and cash equivalents increased $390,000 to $2,817,000 by year-end 1998. The Company invested $1,756,000 in its facility, with the completion of the construction of approximately 90,000 square feet of office and manufacturing space, and the acquisition of office furnishings and plant equipment. In 1997, $5,055,000 was invested in these areas. The Company used $238,000 to pay dividends in 1998.

         Current assets increased to $8,358,000 at December 31, 1998 from $6,547,000 as of December 31, 1997. Cash and cash equivalents increased $390,000 as described above. Accounts receivable decreased by $89,000 to $777,000 from the December 31, 1997 balance of $866,000. Accounts receivable decreased due to advances to Reliv' UK being utilized as consideration to acquire Reliv' UK and thereby, resulting in goodwill, but was increased as a result of receivables due from unrelated manufacturing and packaging customers. Inventories increased to $3,929,000 from $2,643,000 at year end 1997, primarily as a result of increases in raw material inventories necessitated by increases in sales by the manufacturing and packaging business.

         Property, plant and equipment, after dispositions, increased $2,251,000 to $14,173,000 at December 31, 1998, as a result of the completion of the expansion of the Company's facility. Although the Company plans include some significant purchases of equipment 1999, the total outlay for property, plant and equipment purchases in 1999 is expected to be less than in 1998.

         Current liabilities increased to $6,175,000 at December 31, 1998 from $3,653,000 at December 31, 1997. Trade accounts payable increased to $3,568,000 from $1,433,000 at December

31, 1997 primarily due to the increase in inventories. Accrued payroll and payroll taxes decreased to $115,000 at December 31, 1998 from $174,000 for the prior year end, primarily due to less accrued incentive compensation expense, as well as other accrued bonuses.

         Long-term debt increased to $5,590,000 from $5,149,000 at December 31, 1997. The Company entered into a loan agreement of $4,430,000 in September 1997 to provide financing for the expansion of its facility. The term of the agreement is three years with a 20 year payment amortization schedule. The Company has a term loan with a principal balance of $478,000 as of December 31, 1998, as well as long-term debt totalling $746,000, relating to the purchase of its original building and land. The Company also has two operating lines of credit in the amounts of $600,000 and $500,000. At December 31, 1998, the Company utilized $314,000 of the lines of credit. As a result of the increased long-term debt, the Company's ratio of total liabilities to total assets increased to 59% from 55% at December 31, 1997.

         Stockholders' equity increased to $8.3 million compared with $7.2 million at December 31, 1997. The improvement is due to the 1998 net income of the Company. On January 31, 1997, the Company declared a 10% stock dividend and a cash dividend of $0.01 per share paid on February 28, 1997 to recordholders as of February 14, 1997. The stock dividend resulted in a transfer from retained earnings to the common stock account in the amount of $5,848,000, which was based on the closing price of $6.50 per share of Common Stock on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes reflect the increased number of shares as a result of the stock dividend.

         The Company's working capital balance has decreased by $711,000 since December 31, 1997. The current ratio at December 31, 1998 declined to 1.35 from
1.79. As of Deceber 31, 1998, the Company was in technical violation of a covenant in a loan agreement covering a term loan from 1996, as well as its lines of credit. This covenant requires that the Company maintain a current ratio of not less than 1.5. The Company has obtained a waiver of this covenant through June 30, 1999, and is confident that the current ratio will improve to the required level. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 1999.

Year 2000 Issues

         Most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, have been programmed to use a two-digit number to represent the year. Computer programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Accordingly, all companies must analyze their systems and make the necessary changes to ensure that automated processes will correctly distinguish between years before and after the year 2000.

         Based on a recent assessment, the Company does not believe the Year 2000 issue will have a material effect on its operations. The vast majority of the Company's current computer hardware and software systems are Year 2000 compliant. The Company has identified some of its telecommunication hardware and software that is not Year 2000 compliant and is in the process of installing the necessary upgrades. The cost of these upgrades is not material. The Company is in the process of initiating communications with the manufacturers of its manufacturing and warehouse equipment to ensure this equipment will be Year 2000 ready.

         Formal communications will be made with all significant suppliers and large customers of the Company during the balance of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own potential Year 2000 problems. If the Company's most significant vendors of goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce, distribute and sell its products, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company. There can be no guarantee that the systems of these suppliers, vendors and customers of the Company will be timely converted to Year 2000 compliance. Nor is there any guarantee that the Company would experience no material adverse effects should any of the significant vendors, suppliers or customers of the Company fail to remediate their potential Year 2000 problems. The Company has determined it has no exposure to contingencies related to the Year 2000 for the products it sells.

         The cost of attaining Year 2000 compliance will not be material for the Company. It is anticipated that no warehouse or manufacturing equipment will need to be replaced. The Company is currently assessing its other office equipment for any Year 2000 issues. The Company will primarily utilize internal resources to manage the Year 2000 issue.

         The Company believes that its computer hardware and software will meet its administrative needs in the United States and in its foreign subisidiaries in the foreseeable future.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

         The  statements  contained  in  Item  7  (Management's  Discussion  and
Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 1999 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

Item No. 7A - Qualitative And Quantitative Disclosures Regarding Market Risk

         The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency rates as it has several foreign subsidiaries and continues to explore expansion into other foreign countries. As a result, exchange rate fluctuations may have an effect on its sales and the Company's gross margins. Accounting practices require that the Company's results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by the Company for sale to the Company's foreign subsidiaries are transacted in U.S. dollars. As the Company's foreign operations expand, its operating results will be subject to the risks of exchange rate fluctuations and the Company may not be able to accurately estimate the impact of such changes on its future business, product pricing, results of operations or financial condition.

         The Company also is exposed to market risk in changes in interest rates on its long-term debt arrangements and commodity prices in some of the raw materials it purchases for its manufacturing needs. However, neither presents a risk that would have a material effect on the Company's results of operations or financial condition.

Item No. 8 - Financial Statements and Supplementary Data

         Reference is made to the Consolidated Financial Statements contained in
Part IV hereof.

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

         None.

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 27, 1999, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 27, 1999, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 27, 1999, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 27, 1999, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

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

                                                                    Exhibit
                  Document                                           Number

         Asset Purchase Agreement
         (Australian Joint Venture)
         (incorporate by reference Exhibit 10.2
         to the Form 10-K of the Registrant
         for year ended December 31, 1992)                             10.2

         Master Agent Agreement
         (re: Australia)
         (incorporate by reference Exhibit 10.3
         to the Form 10-K of the Registrant for year
         ended December 31, 1992)                                      10.3

         1995 Stock Option Plan  (incorporate
         by reference  Exhibit 10.7 to the
         Form 10-K of the Registrant for year
         ended December 31, 1995)                                      10.4

         Montgomery  Employment  Agreement
         dated June 1, 1997  (incorporate  by
         reference Exhibit 10.6 to the Form 10-K of the
         Registrant for year ended December 31, 1997)                  10.5

         Hastings  Employment  Agreement  dated
         June 1,  1997  (incorporate  by
         reference Exhibit 10.8 to the Form 10-K of the
         Registrant for year ended December 31, 1997)                  10.6

         Kreher Employment Agreement dated April 13, 1994
         (incorporate by reference Exhibit 10.14 to the
         Registrant's Form 10-Q for quarter ended June 30, 1994)       10.7

         1994 Annual Incentive Compensation Plan
         (incorporate by reference Exhibit 10.11
         to the Form 10-K of the Registrant
         for year ended December 31, 1995)                             10.8

         1994 Long-Term Incentive Compensation Plan
         (incorporate by reference Exhibit 10.12 to
         the Form 10-K of the Registrant for
         year ended December 31, 1995)                                 10.9

                                                                    Exhibit
                  Document                                           Number

         Agreement with Avogen, Inc. dated July 1, 1995
         (incorporate by reference Exhibit 10.13 to the
         Form 10-K of the Registrant for year ended
         December 31, 1995)                                           10.10

         Agreement with Conkle & Olesten and Avogen, Inc.
         dated July 1, 1995 (incorporate by reference
         Exhibit 10.14 to the Form 10-K of the Registrant
         for year ended December 31, 1995)                            10.11

         Agreement with Traco Labs, Inc.
         (incorporate by reference Exhibit 10.14
         to the Form 10-K of the Registrant for
         year ended December 31, 1996)                                10.12

         Amendment to Avogen and Conkle & Oleston
         Agreements  dated  April 25, 1997
         (incorporated by reference Exhibit 10.15
         to the Form 10-K of the Registrant
         for year ended December 31, 1997)                            10.13

         Loan Agreement dated March 20, 1996
         with Southwest Bank of St. Louis                             10.14

         Deed of Trust Note dated January 2, 1996
         in the amount of $950,000 with
         Southwest Bank of St. Louis                                  10.15

         Line of Credit Note dated March 20, 1996
         in the amount of $1,000,000 with
         Southwest Bank of St. Louis                                  10.16

         Line of Credit Note dated January 2, 1996
         in the amount of $500,000 with
         Southwest Bank of St. Louis                                  10.17

         Deed of Trust Note dated September 2, 1997
         in the amount of $4,430,000 with
         Southwest Bank of St. Louis                                  10.18

         Reliv' International, Inc. Supplemental Executive
         Retirement Plan dated June 1, 1998                           10.19

         Stock Purchase Agreement dated October 1, 1998
         among  Reliv' World Corporation,
         Reliv' Europe, Inc. and Global Nutrition, Inc.
         regarding purchase of Reliv' UK, Ltd.                        10.20

                                                              Exhibit
                  Document                                     Number

         Statement re: computation of per
         share earnings (incorporated by reference
         to Note 7 of the Consolidated Financial
         Statements contained in Part IV)                        11

         Subsidiaries of the Registrant
         (incorporate by reference the
         the Registrants's Response to
         Item 1 of Part I of this Form 10-K)                     22

         Consent of Ernst & Young LLP,
         Independent Auditors                                    23

         (b)      N/A

         (c) The Exhibits listed in subparagraph (a)(3) of this Item 14 are attached hereto unless incorporated by reference to a previous filing.

         (d) The Schedules listed in subparagraph (a)(2) of this Item 14 are attached hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  RELIV' INTERNATIONAL, INC.


By:            /s/Robert L. Montgomery
         -------------------------------------------------------------
         Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date:    March 30, 1999

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:            /s/ Robert L. Montgomery
         -------------------------------------------------------------
         Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date:    March 30, 1999


By:            /s/ David G. Kreher
         -------------------------------------------------------------
         David G. Kreher, Senior Vice President, Assistant Secretary

Date:    March 30, 1999


By:            /s/ Carl W. Hastings
         -------------------------------------------------------------
         Carl W. Hastings, Executive Vice President,
         Assistant Secretary, Director

Date:    March 30, 1999


By:            /s/ Thomas W. Pinnock
         -------------------------------------------------------------
         Thomas W. Pinnock III, Director

Date:    March 30, 1999


By:            /s/ Stephen M. Merrick
         -------------------------------------------------------------
         Stephen M. Merrick, Senior Vice President, Secretary,
         Director (principal financial and accounting officer)

Date:    March 30, 1999

By:            /s/ Donald L. McCain
         -------------------------------------------------------------
         Donald L. McCain, Director

Date:    March 30, 1999


By:            /s/ John Akin
         -------------------------------------------------------------
         John Akin, Director

Date:    March 30, 1999


By:            /s/ Sandra S. Montgomery
         -------------------------------------------------------------
         Sandra S. Montgomery, Director

Date:    March 30, 1999


By:            /s/ Thomas T. Moody
         -------------------------------------------------------------
         Thomas T. Moody, Director

Date:    March 30, 1999


By:            /s/ Marvin W. Solomonson
         -------------------------------------------------------------
         Marvin W. Solomonson, Director

Date:    March 30, 1999

                           Reliv' International, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 1998, 1997 and 1996




                                    Contents

Consolidated Financial Statements:
  Report of Independent Auditors.......................................... . F-1
  Consolidated Balance Sheets as of December 31, 1998 and 1997.............  F-2
  Consolidated Statements of Income for the years ended
    December 31, 1998, 1997 and 1996.......................................  F-4
  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1998, 1997 and 1996.......................................  F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996.......................................  F-6
  Notes to Consolidated Financial Statements - December 31, 1998...........  F-8

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts for the years ended
    December 31, 1998, 1997 and 1996....................................... F-29

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

                        [Letterhead of Ernst & Young LLP]



                         Report of Independent Auditors




Board of Directors and Stockholders
Reliv' International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv' International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv' International, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                   /s/ Ernst & Young LLP


March 12, 1998
St. Louis, Missouri

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                           December 31
                                                                       1998            1997
                                                                  ------------    -----------
Assets
Current assets:
   Cash and cash equivalents                                      $  2,816,804    $  2,426,426
   Accounts and notes receivable,
     less allowances of $5,000 in
     1998 and $7,600 in 1997                                           777,444         865,701
   Inventories:
     Finished goods                                                  1,702,359       1,453,282
     Raw materials                                                   1,865,649         785,706
     Sales aids and promotional materials                              361,322         403,830
                                                                  ------------    ------------
                                                                     3,929,330       2,642,818

   Refundable income taxes                                             314,284          31,303
   Prepaid expenses and other current assets                           440,596         490,638
   Deferred income taxes                                                79,269          90,065
                                                                  ------------    ------------
Total current assets                                                 8,357,727       6,546,951

Other assets:
   Goodwill, net of accumulated amortization of $13,000                512,399            --
   Other assets                                                        703,623         202,133
                                                                  ------------    ------------
Total other assets                                                   1,216,022         202,133

Property, plant and equipment:
   Land                                                                829,222         790,677
   Building                                                          8,201,744       2,854,548
   Machinery and equipment                                           2,783,923       1,723,482
   Office equipment                                                    446,205         303,235
   Computer equipment and software                                   1,676,372       1,452,577
   Construction in progress                                            235,511       4,797,090
                                                                  ------------    ------------
                                                                    14,172,977      11,921,609
   Less accumulated depreciation and amortization                   (3,493,754)     (2,700,745)
                                                                  ------------    ------------
                                                                    10,679,223       9,220,864
                                                                  ------------    ------------
Total assets                                                      $ 20,252,972    $ 15,969,948
                                                                  ============    ============


See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                            December 31
                                                                        1998            1997
                                                                  ------------    ------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                          $  5,189,755    $  3,290,131
   Income taxes payable                                                 55,258            --
   Borrowings under line of credit                                     313,825            --
   Current maturities of long-term debt and
     capital lease obligations                                         508,362         358,124
   Unearned income                                                     107,695           5,003
                                                                  ------------    ------------
Total current liabilities                                            6,174,895       3,653,258

Non-current liabilities:
   Capital lease obligations, less current maturities                  373,455          39,105
   Long-term debt, less current maturities                           5,216,107       5,109,520
   Other non-current liabilities                                       148,349            --
                                                                  ------------    ------------
Total non-current liabilities                                        5,737,911       5,148,625

Stockholders' equity:
   Common stock, no par value; 20,000,000 shares authorized,
     9,653,502 shares issued and outstanding in 1998
     and 9,617,307 shares issued and outstanding in 1997             9,179,764       9,135,764
   Notes receivable - officers and directors                           (44,746)         (4,633)
   Retained earnings (deficit)                                        (354,195)     (1,673,164)
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment                         (440,657)       (289,902)
                                                                  ------------    ------------
Total stockholders' equity                                           8,340,166       7,168,065


                                                                  ------------    ------------
Total liabilities and stockholders' equity                        $ 20,252,972    $ 15,969,948
                                                                  ============    ============



See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                        Consolidated Statements of Income



                                                      Year ended December 31
                                                1998            1997            1996
                                           ------------    ------------    ------------


Sales at suggested retail                  $ 75,987,414    $ 71,066,845    $ 60,840,620
Less distributor allowances on
   product purchases                         24,093,903      24,230,575      20,110,627
                                           ------------    ------------    ------------
Net sales                                    51,893,511      46,836,270      40,729,993

Costs and expenses:
   Cost of products sold                     14,286,498       9,404,283      10,193,418
   Distributor royalties and commissions     16,664,486      16,837,084      13,429,386
   Selling, general and administrative       18,069,355      17,083,792      14,585,127
                                           ------------    ------------    ------------
                                             49,020,339      43,325,159      38,207,931
                                           ------------    ------------    ------------
Income from operations                        2,873,172       3,511,111       2,522,062

Other income (expense):
   Interest expense                            (509,492)       (210,268)       (212,819)
   Other income                                 134,249         113,145         147,771
                                           ------------    ------------    ------------
Income before income taxes                    2,497,929       3,413,988       2,457,014
Provision for income taxes                      941,000       1,385,000         950,000
                                           ------------    ------------    ------------
Net income                                 $  1,556,929    $  2,028,988    $  1,507,014
                                           ============    ============    ============



Earnings per common share (1)              $        .16    $        .21    $        .15

Earnings per common share -
assuming dilution(1)                       $        .16    $        .20    $        .15

(1) Per share data for 1996 reflects the pro forma effect of the Company's 10 percent stock dividend declared on January 31, 1997 and distributed on February 28, 1997.


See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



                                                                                       Accumulated
                                     Common Stock       Notes Receivable  Retained        Other        Treasury Stock
                                     ------------         Officers and     Earnings    Comprehensive   --------------
                                   Shares     Amount       Directors     (Deficit)    Income/(Loss)  Shares    Amount      Total
                                  ------------------------------------------------------------------------------------------------

Balance at December 31, 1995      9,311,301  $3,412,986     $(4,633)     $2,714,723    $ (79,634)   214,366  $(535,826) $5,507,616
 Net income                               -           -          -        1,507,014            -          -          -   1,507,014
 Other comprehensive
  income/(loss):
   Foreign currency
    translation adjustment                -           -          -                -       90,604          -          -      90,604
                                                                                                                        -----------
 Total comprehensive income                                                                                             $1,597,618
                                                                                                                        -----------
 Common stock purchased
   for treasury                           -           -          -                -            -    309,189   (823,808)   (823,808)
 Options exercised                    8,113      10,266          -                -            -          -          -      10,266
 Cancellation of treasury stock    (295,755)    (59,154)         -         (710,820)           -   (295,755)   714,974     (55,000)
 Dividends paid ($.02 per share)          -           -          -         (179,370)           -          -          -    (179,370)
 Stock dividend declared
     January 31, 1997               876,870   5,847,728          -       (5,847,728)           -     22,780          -           -
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1996      9,900,529   9,211,826       (4,633)    (2,516,181)      10,970    250,580   (644,660) $6,057,322
                                  -------------------------------------------------------------------------------------------------
 Net income                               -           -          -        2,028,988            -          -          -   2,028,988
 Other comprehensive
  income/(loss):
   Foreign currency
    translation adjustment                -           -          -                -     (300,872)         -          -    (300,872)
                                                                                                                        -----------
 Total comprehensive income                                                                                             $1,728,116
                                                                                                                        -----------
 Common stock purchased
   for treasury                           -           -          -                -            -     86,306   (337,127)   (337,127)
 Options exercised                   10,438      13,125          -                -            -          -          -      13,125
 Warrants exercised                  29,140           -          -                -            -          -          -           -
 Cancellation of treasury stock    (314,106)    (89,187)         -         (892,600)           -   (314,106)   981,787           -
 Adjustment to stock dividend        (8,694)          -          -                -            -    (22,780)         -           -
 Dividends paid ($.03 per share)          -           -          -         (293,371)           -          -          -    (293,371)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1997      9,617,307   9,135,764       (4,633)    (1,673,164)    (289,902)         -          -  $7,168,065
                                  -------------------------------------------------------------------------------------------------
 Net income                               -           -          -        1,556,929            -          -          -   1,556,929
 Other comprehensive
  income/(loss):
   Foreign currency
     translation adjustment               -           -          -                -     (150,755)         -          -    (150,755)
                                                                                                                        -----------
 Total comprehensive income                                                                                             $1,406,174
                                                                                                                        -----------
 Options exercised                   36,195      44,000      (44,000)             -            -          -          -           -
 Repayment of loan by
   officers and directors                 -           -        3,887              -            -          -          -       3,887
 Dividends paid
   ($.025 per share)                      -           -          -         (237,960)           -          -          -    (237,960)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1998      9,653,502  $9,179,764     $(44,746)    $ (354,195)   $(440,657)         -  $       -  $8,340,166
                                  =================================================================================================


See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                Year ended December 31
                                                           1998           1997           1996
                                                      -----------    -----------    -----------
Operating activities
Net income                                            $ 1,556,929    $ 2,028,988    $ 1,507,014
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                        806,146        607,281        629,157
     Provision for losses on accounts receivable            9,915           --           78,699
     Provision for deferred income taxes                    9,232        (31,096)        (1,974)
     Foreign currency translation (gain)/loss              38,756        (23,019)         3,169
     (Increase) decrease in accounts and notes
       receivable                                        (474,159)       185,115       (480,365)
     (Increase) decrease in inventories                (1,348,163)        30,553       (216,431)
     (Increase) decrease in refundable income taxes      (294,589)        21,496        183,454
     (Increase) decrease in prepaid expenses and
       other current assets                                56,032         14,803        (61,861)
     (Increase) decrease in other assets                 (502,034)      (128,244)        69,753
     Increase (decrease) in accounts payable and
       accrued expenses                                 2,083,822       (128,082)       480,944
     Increase (decrease) in income taxes payable           66,756        (68,940)       (77,890)
     Increase (decrease) in unearned income               102,711        (17,594)         7,839
                                                      -----------    -----------    -----------
Net cash provided by operating activities               2,111,354      2,491,261      2,121,508

Investing activities
Proceeds from the sale of property, plant and
   equipment                                                8,923         73,010            837
Purchase of property, plant and equipment              (1,756,442)    (5,054,726)      (765,386)
Proceeds from the sale of  investments                       --             --           81,969
Repayment of loans to officers and directors                3,887           --             --
                                                      -----------    -----------    -----------
Net cash used in investing activities                  (1,743,632)    (4,981,716)      (682,580)

Financing activities
Proceeds from long-term borrowings and line of
   credit                                                 785,307      3,958,514        363,887
Principal payments on long-term borrowings and
   line of credit                                        (344,774)      (220,144)      (171,097)
Principal payments under capital lease obligations        (44,336)       (84,723)       (59,230)
Proceeds from stock options exercised                        --           13,125         10,266
Dividends paid                                           (237,960)      (293,371)      (179,370)
Purchase of treasury stock                                   --         (337,127)      (878,808)
                                                      -----------    -----------    -----------
Net cash provided (used) by financing activities          158,237      3,036,274       (914,352)
Effect of exchange rate changes on cash and cash
   equivalents                                           (135,581)      (228,163)        77,018
                                                      -----------    -----------    -----------
Increase  in cash and cash equivalents                    390,378        317,656        601,594
Cash and cash equivalents at beginning of year          2,426,426      2,108,770      1,507,176
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year              $ 2,816,804    $ 2,426,426    $ 2,108,770
                                                      ===========    ===========    ===========




See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries


                                                             Year ended December 31
                                                          1998         1997        1996
                                                      ----------   ----------   ----------

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                       $  556,962   $  219,997   $  217,698
                                                      ==========   ==========   ==========

       Income taxes                                   $1,201,896   $1,396,476   $  845,632
                                                      ==========   ==========   ==========

     Non cash investing and financing transactions:
       Capital lease obligations entered into         $  508,830   $   92,519   $     --
                                                      ==========   ==========   ==========



See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv' International, Inc. (the Company) produces a line of food products including nutritional supplements, diet management products, granola bars and sports drink mixes. The Company also distributes a line of premium skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico and the United Kingdom. In addition, the Company provides manufacturing and packaging services for unrelated customers.

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

Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired and is being amortized on a straight-line basis over a period of ten years. On a periodic basis, the Company evaluates goodwill for impairment by comparing estimated future discounted cash flows of the business to its carrying value.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Revenue Recognition

The Company generally receives its sales price in cash accompanying orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 25 percent to 45 percent of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped. Unearned income represents prepaid orders for which the Company has not shipped the merchandise.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income/loss. The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

Income Taxes

The provision for income taxes is computed using the liability method in accordance with FASB statement No. 109, Accounting for Income Taxes. The primary difference between financial statement and taxable income results from financial statement accruals and reserves.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company grants stock options at an exercise price not less than the fair value of the shares at the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock-Based Compensation, effective for years beginning after December 1995. The Company has elected the disclosure-only alternative of this pronouncement in a footnote to these financial statements (see Note 8).

Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and, where appropriate, restated to conform to the requirements of Statement No. 128.

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options and warrants. See
Note 7 for additional information regarding earnings per share. On January 31, 1997, the Company declared a 10 percent stock dividend on the Company's common stock, which was distributed on February 28, 1997 to shareholders of record on February 14, 1997. The dividend was transferred from retained earnings to common stock in the amount of $5,848,000, which was based on the closing price of $6.50 per share on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive recognition to the stock dividend.

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

2. Acquisition of Reliv UK, Ltd.

On October 1, 1998, the Company acquired the common stock of Reliv UK, Ltd. (Reliv UK) in exchange for 250,000 shares of Reliv Europe, Inc., the holding company of the acquired entity and certain other consideration as described below. Prior to the acquisition, Reliv UK was a licensee of the Company. The shares issued of Reliv Europe were valued at $12,500. In conjunction with the acquisition, the previous owner of Reliv UK forgave approximately $435,000 in advances to Reliv UK, and the Company converted $420,000 of its advances to Reliv UK into 8,400,000 shares of Reliv Europe, which represents a 97% ownership interest in Reliv Europe. Also, Reliv Europe, Inc. is to make monthly payments of 1.5% of the retail sales of Reliv UK to the previous owner of Reliv UK for a period of ten years. These payments are being expensed as incurred. The operations of Reliv UK are included in the consolidated statement of operations from the date of acquisition. The transaction was accounted for as a purchase, and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a ten-year period.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


2. Acquisition of Reliv UK, Ltd. (continued)

The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase of Reliv UK had been consummated as of January 1, 1997, follow:

                                                  1998               1997
                                              ------------     -------------

Net sales                                      $52,115,582       $47,232,848
Net income                                       1,403,844         1,722,685

Net income per common share:
  Basic                                               $.15              $.18
  Diluted                                             $.14              $.17


3. Research and Development Expenses

Research and development expenses of $319,000, $286,000 and $289,000 in 1998, 1997 and 1996, respectively, were charged to selling, general and administrative expenses as incurred.


4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 1998 and 1997, consist of the following:

                                       1998           1997
                                    ------------  ------------

Trade payables                       $3,568,334     $1,432,901
Distributors commissions              1,172,164      1,326,579
Sales taxes                             221,377        192,130
Interest expense                         27,851         75,321
Payroll and payroll taxes               114,906        173,689
Other                                    85,123         89,511
                                    ------------  ------------
                                     $5,189,755     $3,290,131
                                    ============  ============

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


5. Short-Term Borrowings

In January 1996, the Company obtained two separate lines of credit amounting to $500,000 and $600,000, respectively. Borrowings under the $500,000 line of credit are due January 1999 and bear interest, payable monthly, at the prime rate. Borrowings under the $600,000 line of credit are due February 2001 and bear interest, payable monthly, at the prime rate. A portion of the Company's inventory and property, plant and equipment with a net book value of $3,825,000 as of December 31, 1998 are pledged as security under the terms of the agreements. The agreements include restrictive covenants, including a requirement that the Company maintain a current ratio of 1.5 to 1.0 and a minimum net worth of $5,500,000. As of December 31, 1998, the Company had a current ratio of 1.35, but it has obtained a waiver of this covenant through June 30, 1999. As of December 31, 1998, the unused portion of the credit lines was $786,175.


6. Long-Term Debt

Long-term debt at December 31, 1998 and 1997, consists of the following:

                                                                                          1998             1997
                                                                                     ------------    -------------
Industrial revenue bonds payable in monthly installments  (including interest at
   85% of prime) not to exceed  $9,611,  commencing  August 1, 1991;  secured by land and building (net book value  $2,709,000 at December 31, 1998);  balance
   due on March 1, 2005                                                                $  540,776       $  597,907



Note payable in monthly installments (including interest at prime and additional interest  at 15% of prime on the  balance of the  industrial  revenue  bonds)
   equal  to  $9,611  less  installment  applied  to  industrial  revenue  bond,
   commencing August 1, 1991; unsecured; balance due on March 1, 2005                     204,755          204,755


Term loan payable in monthly installments of $19,550, including interest at 8.5%
   through April 2001;  secured by equipment  and  inventory  (net book value of
   $3,825,000 at December 31, 1998)                                                       478,260          662,133


Term loan  payable in monthly  installments  of $38,802,  including  interest at
   8.5%, with the balance due March 2001; secured by land and building (net book
   value of $5,601,000 at December 31, 1998)                                            4,355,063        3,958,514
                                                                                     ------------    ------------
                                                                                        5,578,854        5,423,309
Less current maturities                                                                  (362,747)        (313,789)
                                                                                     ------------    -------------
                                                                                       $5,216,107       $5,109,520
                                                                                     ============    =============

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


6. Long-Term Debt (continued)

Principal maturities of long-term debt at December 31, 1998 are as follows:

              1999                             $     362,747
              2000                                   396,555
              2001                                 4,288,603
              2002                                    88,455
              2003                                    98,535
              Thereafter                             343,959
                                               -------------
                                               $   5,578,854
                                               =============


7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                            Year ended December 31
                                                       1998          1997           1996
                                                   -----------  ------------    ------------

Numerator:
   Numerator for basic and diluted earnings
     per share - net income                        $ 1,556,929   $ 2,028,988    $  1,507,014
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                         9,645,000     9,600,000       9,854,000
   Effect of dilutive securities:
      Employee stock options and other warrants
                                                       390,000       707,000         471,000
                                                   -----------  ------------    ------------
   Denominator for diluted earnings per share -
     adjusted weighted average shares
                                                   $10,035,000  $ 10,307,000    $ 10,325,000
                                                   ===========  ============    ============

Basic earnings per share                              $0.16         $0.21           $0.15
                                                   ===========  ============    ============
Diluted earnings per share                            $0.16         $0.20           $0.15
                                                   ===========  ============    ============




8.  Stock  Options,   Warrants,   Treasury  Stock,  Repurchase  Agreements,  and
    Distributor Stock Purchase Plan

Stock Options

The Company had an incentive stock option plan for key employees which expired in January 1995. Accordingly, no additional options can be granted under this plan as of that date. At December 31, 1998, options for 189,200 shares and 250,800 shares were outstanding at an option price of $2.045 and $2.25 per share, respectively. The options are exercisable at various dates through December 1999.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8.  Stock  Options,   Warrants,   Treasury  Stock,  Repurchase  Agreements,  and
    Distributor Stock Purchase Plan (continued)

Stock Options (continued)

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

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for its employee and nonemployee director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee and nonemployee director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.15% to 6.10% for 1996, 5.70% to 5.97% for 1997, and 4.55% for 1998; dividend yield of .50%; volatility factor of the expected price of the Company's stock of .658 for 1996, .624 for 1997, and .681 for 1998; and a weighted average expected life of 4.03 years.

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8.  Stock  Options,   Warrants,   Treasury  Stock,  Repurchase  Agreements,  and
    Distributor Stock Purchase Plan (continued)


Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the vesting period. The effects of applying the pro forma disclosure provisions of SFAS No. 123 are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows:

                                       1998          1997           1996
                                     ----------------------------------------

Pro forma net income                  $1,450,356    $1,861,748     $1,385,941

Pro forma earnings per share:
       Basic                                $.15          $.19           $.14
       Diluted                              $.14          $.18           $.13

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                     1998                        1997                        1996
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                             Options        Price        Options        Price        Options        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                 1,165,900        $1.954     1,076,900        $1.841       883,850        $1.712
Granted:
  Price = fair value         275,000         2.125       100,000         3.125       206,250         2.355
  Price > fair value          75,000         2.3375            -             -             -             -
Exercised (1)                (38,300)        1.348       (11,000)        1.506       (10,450)        1.250
Forfeited                     (2,750)        1.818             -             -        (2,750)        1.250
                          ===========                 ===========                 ===========
Outstanding at end
  of year                  1,474,850        $2.021     1,165,900        $1.954     1,076,900        $1.841
                          ===========                 ===========                 ===========

Exercisable at end of
  year                       971,914                     723,332                     496,828
                          ===========                 ===========                 ===========

(1) Shares issued were less than options exercised due to cashless exercise provision.


                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8.  Stock  Options,   Warrants,   Treasury  Stock,  Repurchase  Agreements,  and
    Distributor Stock Purchase Plan (continued)


Stock Options (continued)


                                                        As of December 31, 1998

                              Options Outstanding                                      Options Exercisable
                     --------------------------------------                     ----------------------------------
 Range of Exercise        Number          Weighted Avg.       Weighted Avg.         Number        Weighted Avg.
      Prices           Outstanding       Remaining Life       Exercise Price     Exercisable     Exercise Price
-------------------- ----------------- -------------------- ------------------- --------------- ------------------

$1.25 - $2.00             443,850             1.95               $1.328             305,248          $1.329
$2.01 - $2.875            933,000             2.70                2.234             568,666           2.215
$3.125                     98,000             3.96                3.125              98,000           3.125
                     -----------------                                          ---------------

$1.25 - $3.125          1,474,850             2.56               $2.021             971,914          $2.028
                     =================                                          ===============

Warrants

In 1996, the Company, as part of a consulting agreement, issued warrants to purchase 38,036 shares of common stock. The exercise prices of these warrants ranged from $.045 per share to $1.932 per share and had a term of two years. In 1997, as a renewal of this agreement, the Company issued warrants to purchase 9,600 shares at an exercise price of $6.25 per share with a term of two years.

In July 1996, as part of another consulting agreement, the Company issued a warrant to purchase 101,948 shares of common stock at an exercise price of $4.182 per share. This warrant has a term of three years.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



8.  Stock  Options,   Warrants,   Treasury  Stock,  Repurchase  Agreements,  and
    Distributor Stock Purchase Plan (continued)


Warrants  (continued)

A summary of the Company's warrant activity and related information for the years ended December 31 follows:

                                     1998                         1997                        1996
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                            Warrants        Price       Warrants        Price       Warrants        Price
                          ------------------------------------------------------------------------------------

Outstanding beginning of
  the year                   111,548        $4.360       143,348        $3.430         3,364        $1.496
Granted:
  Price < fair value               -             -             -             -         6,990         0.045
  Price = fair value               -             -         9,600         6.250        31,046         1.932
  Price > fair value               -             -             -             -       101,948         4.182
Exercised (1)                      -             -       (41,400)        1.578             -             -
Forfeited                          -             -             -             -             -             -
                          -----------                 -----------                 -----------
Outstanding at end
  of year                    111,548        $4.360       111,548        $4.360       143,348        $3.430
                          ===========                 ===========                 ===========

Exercisable at end of
  year                       111,548                     111,548                     143,348
                          ===========                 ===========                 ===========

(1) Shares issued were less than warrants exercised due to cashless exercise provision.


                                                        As of December 31, 1998

                              Warrants Outstanding                                   Warrants Exercisable
                      -------------------------------------                   -----------------------------------
 Range of Exercise        Number          Weighted Avg.      Weighted Avg.         Number        Weighted Avg.
       Prices           Outstanding      Remaining Life      Exercise Price     Exercisable      Exercise Price
--------------------- ---------------- -------------------- ----------------- ----------------- -----------------

$4.182                     101,948            0.496              $4.182           101,948            $4.182
$6.250                       9,600            0.456               6.250             9,600             6.250
                      -------------                                         --------------

$4.182 - $6.25             111,548            0.492              $4.360           111,548            $4.360
                      =============                                         ==============

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



8.  Stock  Options,   Warrants,   Treasury  Stock,  Repurchase  Agreements,  and
    Distributor Stock Purchase Plan (continued)


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

In May 1997, the former officer/director filed a demand for arbitration with respect to the stock purchase agreement and consulting agreement entered into in October 1992. The demand claimed damages resulting from alleged misrepresentations made by the Company regarding these agreements. The arbitration ruling was issued in December 1998 and awarded no damages to this individual.

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the "Ambassador" status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company's common stock at the current market value. The plan also states that at the end of the year, the Company will grant warrants to purchase additional shares of the Company's common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company's common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan will commence in January 1999.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


9. Leases

The Company leases certain manufacturing, storage and office facilities and certain equipment and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 1998:

                                                   Capital            Operating
                                                   Leases              Leases
                                                 -----------        -----------

   1999                                             $181,415          $246,126
   2000                                              154,662           164,022
   2001                                              148,741            92,355
   2002                                              112,307            87,788
   2003                                                   -              1,104
   Thereafter                                             -                 -
                                                 -----------        -----------
   Total minimum lease payments                     597,125           $591,395
                                                                    ===========
   Less amount representing interest                 78,055
                                                 -----------
   Present value of minimum lease payments
     (including current portion of $145,615)       $519,070
                                                 ===========

Machinery, office and computer equipment at December 31, 1998 and 1997, include approximately $598,073 and $246,333 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $87,149 and $154,978 at December 31, 1998 and 1997, respectively.

Rent expense for all operating leases was $324,272, $311,554 and $289,975 for the years ended December 31, 1998, 1997 and 1996, respectively.

10. License Agreement

The Company has a license agreement with the individual who developed many of the Company's products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5 percent of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The agreement terminates the earlier of December 2001 or on the death of licensor. The amount of expense under this agreement was $264,000 for each of the years ended December 31, 1998, 1997 and 1996.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11. Income Taxes

The components of income before income taxes are as follows:

                                             Year ended December 31
                                        1998           1997         1996
                                   -----------------------------------------

Domestic                            $2,637,355     $3,625,708    $2,710,323
Foreign                               (139,426)      (211,720)     (253,309)
                                   -----------------------------------------
                                    $2,497,929     $3,413,988    $2,457,014
                                   =========================================

The components of the provision for income taxes are as follows:

                                             Year ended December 31
                                        1998           1997          1996
                                   -----------------------------------------
Current:
   Federal                            $801,000     $1,239,000      $758,000
   Foreign                              69,000         38,000        88,000
   State                                59,000        134,000       108,000
                                   -----------------------------------------
Total current                          929,000      1,411,000       954,000

Deferred:
   Federal                               3,000        (24,000)       (3,000)
   Foreign                               9,000              -        (1,000)
   State                                     -         (2,000)            -
                                   -----------------------------------------
Total deferred                          12,000        (26,000)       (4,000)
                                   -----------------------------------------

                                      $941,000     $1,385,000      $950,000
                                   =========================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34 percent. The reasons for these differences are as follows:

                                                   Year ended December 31
                                               1998         1997        1996
                                          -------------------------------------

Income taxes at statutory rate               $849,000   $1,161,000    $835,000
Differences between U.S. and
  foreign tax rates on foreign income           5,000       27,000      12,000
State income taxes,
   net of federal benefit                      39,000       88,000      71,000
Provision for IRS audit settlement                  -       75,000           -
Other                                          48,000       34,000      32,000
                                          -------------------------------------
                                             $941,000   $1,385,000    $950,000
                                          =====================================

The components of the deferred tax asset and the related tax effects of each temporary difference at December 31, 1998 and 1997, are as follows:

                                                1998                1997
                                            ---------------------------------
Deferred tax asset:
   Product refund reserve                       $18,000              $18,000
   Obsolescence reserve                          65,000               40,000
   Bad debt reserve                               2,000                3,000
   Miscellaneous accrued expenses                (5,731)              29,065
                                            =================================
                                                $79,269              $90,065
                                            =================================

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


12. Employee Benefit Plans

In 1995, the Company established a 401(k) employee savings plan which covers substantially all employees. During 1995 and 1996, employees could contribute up to 5 percent of their gross income to the plan, and the Company matched 50 percent of the employee's contribution. Company contributions totaled $23,000 in 1996. In 1997, the Company merged a pre-existing profit sharing plan into the 401(k) plan. For 1997, employees could contribute up to 7.5 percent of their gross income to the plan, and the Company matched 100 percent of the employee's contribution. Company contributions under the 401(k) plan totaled $115,000 in 1997. Company contributions totaled $0 in 1996 for discretionary contributions for the former profit sharing plan.

In 1998, employees could contribute up to 7.5 percent of their gross income to the plan and the Company matched 75 percent of the employee's contribution. Company contributions under the 401(k) plan totaled $126,000 in 1998.

13. Incentive Compensation Plans

Effective January 1, 1994, the Company adopted an annual incentive compensation plan and a long-term incentive plan. These plans include three officers/directors and are effective until termination of their employment. Participants in the plans are entitled to receive additional compensation based on the attainment of defined annual and long-term performance measures. Incentive compensation under each of the plans cannot exceed the participant's base salary rate. The base salary rates and the performance measures specified by both plans are established annually by the Board of Directors.

The Company paid approximately $0, $240,000 and $525,000 in 1998, 1997 and 1996, respectively, under its incentive compensation plans.

During 1998, the Company established a supplemental executive retirement plan which allows certain employees to defer a portion of their annual salary/bonus into a grantor trust. The participants have a choice of certain investment vehicles, and earnings/losses on the trust assets accrue to the benefit/detriment of the participants. The Company may also match the participants' deferral amount. In 1998, the Company agreed to a 56% match, which approximated $65,000.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


14. Employment Agreements

In November 1992, the Company entered into a services agreement with a former officer for a term retroactively commencing in July 1992 and expiring in December 1999. The Company paid approximately $50,000 in each of the years ended December 31, 1998, 1997 and 1996.

Effective January 1, 1994, the Company entered into employment agreements with three officers/directors and in June 1997, entered into new employment agreements with two of these officers/directors. The employment agreements provide for base salary rates established annually by the Board of Directors. The Company paid base salaries of $1,272,000, $960,000 and $960,000 in 1998, 1997 and 1996, respectively, under the terms of the agreements.

15. Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 1998, 1997 and 1996, the Company incurred fees to the officer/director and his firm of approximately $396,000, $332,000 and $231,000, respectively.

Accounts   and   notes    receivable    include    accounts    receivable   from
officers/directors of $44,746, $4,633 and $4,633 at December 31, 1998, 1997 and 1996, respectively.

During 1996, the Company paid $121,000 for goods and services to a company wholly owned by three officers/directors and one director of the Company in connection with promotional activities.

16. Consulting Agreements

In conjunction with an acquisition, the Company entered into a consulting agreement with a partnership consisting of three former stockholders. Under the agreement, which commenced in March 1992 and expires in February 2002, the Company pays annual consulting fees to the partnership equal to 2 percent of the gross sales amount of all products sold by the Company in Australia and New Zealand determined by the suggested retail price up to approximately $A10,000,000 in 1992 and $A12,000,000 in all subsequent years during the term and 3 percent of retail sales that exceed those figures. Total expense under this agreement approximated $78,000, $96,000 and $133,000 in 1998, 1997 and 1996, respectively.

17. Legal Procedings

In May 1998, the former sales/general manager of the Company's Canadian subsidiary filed lawsuit claiming unlawful termination. The individual had been terminated by the Company in March 1998. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain, and a range of loss cannot be reasonably estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


18. Segment Information

Description of Products and Services by Segment

The Company has two reportable segments: a network marketing segment and a manufacturing and packaging segment. The Company's network marketing segment consists of six operating units that sell nutritional, dietary and skin care products to a sales force of independent distributors who sell the products directly to customers. The manufacturing and packaging segment consists of the manufacturing operation of the Company that produces nearly all of the products sold by the network marketing segment along with products made for unrelated customers based on the customers' specifications.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense, other non-operating income and expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are recorded at cost plus an agreed-upon intercompany profit on intersegment sales and transfers.

Factors Management Used to Identify the Enterprise's Reportable Segments

The Company's reportable segments are business units that perform distinctly different functions. The manufacturing and packaging segment is evaluated on its sales and profitability to its unrelated outside customers, along with performance against standard costs for its intersegment sales. The network marketing segment is evaluated on the sales and profitability of the network marketing product line to its sales force of independent distributors.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


18. Segment Information (continued)

Segment data for the fiscal years ended December 31, 1998, 1997 and 1996:


                                                        1998             1997            1996
                                                --------------------------------------------------
Net Sales
  Net sales to external customers:
     Network marketing                              $45,561,745      $45,311,467     $37,419,875
     Manufacturing and packaging                      6,331,766        1,524,803       3,310,118
                                                --------------------------------------------------
  Total net sales to external customers              51,893,511       46,836,270      40,729,993

  Intersegment net sales:
     Manufacturing and packaging                      7,387,501        6,994,590       5,736,777
                                                --------------------------------------------------
  Total net sales                                    59,281,012       53,830,860      46,466,770

  Reconciling Items:
     Intersegment net sales                          (7,387,501)      (6,994,590)     (5,736,777)
                                                --------------------------------------------------
  Total consolidated net sales                      $51,893,511      $46,836,270     $40,729,993
                                                ==================================================

Depreciation and amortization
     Network marketing                                 $492,920         $457,194        $452,483
     Manufacturing and packaging                        313,226          150,087         176,674
                                                --------------------------------------------------
Total consolidated depreciation and
  amortization expense                                 $806,146         $607,281        $629,157
                                                ==================================================

Segment Profit
     Network marketing                               $5,045,857       $5,116,625      $4,055,671
     Manufacturing and packaging                       (616,995)         (16,140)       (200,532)
                                                --------------------------------------------------
  Total segment profit                                4,428,862        5,100,485       3,855,139

Reconciling items:
     Corporate expenses                              (1,555,690)      (1,589,374)     (1,333,077)
     Nonoperating-net                                   134,249          113,145         147,771
     Interest expense                                  (509,492)        (210,268)       (212,819)
                                                --------------------------------------------------
Total consolidated income before
  income taxes                                       $2,497,929       $3,413,988      $2,457,014
                                                ==================================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


18. Segment Information (continued)

                                                        1998             1997            1996
                                                --------------------------------------------------
Segment assets
     Network marketing                              $13,271,828      $12,740,414     $ 7,772,109
     Manufacturing and packaging                      4,164,340          803,108       1,420,786
                                                --------------------------------------------------
  Total segment assets                               17,436,168       13,543,522       9,192,895

Reconciling items:
     Corporate assets                                 2,816,804        2,426,426       2,208,770
                                                --------------------------------------------------
  Total consolidated assets                         $20,252,972      $15,969,948     $11,401,665
                                                ==================================================

Capital expenditures
     Network marketing                              $   433,128       $5,012,770     $   384,818
     Manufacturing and packaging                      1,323,314           41,956         380,568
                                                --------------------------------------------------
  Total capital expenditures                         $1,756,442       $5,054,726     $   765,386
                                                ==================================================


Geographic Area Data
                                                        1998             1997            1996
                                                --------------------------------------------------

Net sales to external customers
     United States                                  $47,356,172      $41,718,773     $34,408,349
     Australia                                        2,307,044        2,560,714       3,550,213
     New Zealand                                        589,752          888,710       1,172,743
     Canada                                           1,213,609        1,338,425       1,246,624
     Mexico                                             317,457          329,648         352,063
     United Kingdom                                     109,477                -               -
                                                --------------------------------------------------
Total net sales to external customers               $51,893,511      $46,836,270     $40,729,992
                                                ==================================================

Assets by area
     United States                                  $16,730,842      $13,202,451     $ 8,340,211
     Australia                                        1,878,575        1,488,667       1,472,565
     New Zealand                                        646,584          534,465         668,501
     Canada                                             677,550          467,467         692,905
     Mexico                                             257,431          276,898         227,483
     United Kingdom                                      61,990                -               -
                                                --------------------------------------------------
Total consolidated assets                           $20,252,972      $15,969,948     $11,401,665
                                                ==================================================

Major Customer

Revenues from sales to one customer of the Company's manufacturing and packaging segment represented approximately $5.4 million of consolidated net sales for 1998.

19. Quarterly Financial Data (Unaudited)


                                          First         Second           Third           Fourth
                                    ------------------------------------------------------------
                                               (In thousands, except per share amounts)

             1998
Net sales                              $  12,277      $  11,995       $  12,579       $  15,043
Cost of products sold                  $   2,254      $   2,169       $   3,728       $   6,135
Net income                             $     633      $     513       $      73       $     338
Earnings per share:
   Basic                               $     .07      $     .05       $     .01       $     .03
   Diluted                             $     .07      $     .05       $     .01       $     .03

             1997
Net sales                              $  12,670      $  11,771       $  11,480       $  10,915
Cost of products sold                  $   2,532      $   2,337       $   2,521       $   2,015
Net income                             $     819      $     595       $     282       $     333
Earnings per share:
   Basic                               $     .09      $     .06       $     .03       $     .03
   Diluted                             $     .08      $     .06       $     .03       $     .03


                   Reliv' International, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the years ended December 31, 1998, 1997 and 1996




            Column A                  Column B       Column C      Column D       Column E     Column F
----------------------------------------------------------------------------------------------------------
                                                           Additions
                                                   -------------------------
                                      Balance at    Charged to   Charged to                    Balance at
                                      beginning     costs and       other        Deductions        end
        Classification                 of year      expenses      accounts        describe      of year
----------------------------------------------------------------------------------------------------------

Year ended December 31, 1998
----------------------------
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $   7,600       $   9,887     $    --      $  12,487(1)    $   5,000
     Reserve for obsolete
       inventory                       109,000         180,000          --        113,000(2)      176,000
  Supporting liability
       accounts
     Reserve for refunds                50,000         377,000          --        377,000(3)       50,000
                                     ---------------------------------------------------------------------

Year ended December 31, 1997
----------------------------

  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $  13,000       $    --       $    --      $   5,400(1)    $   7,600
     Reserve for obsolete
       inventory                       125,000            --            --         16,000(2)      109,000
  Supporting liability
       accounts
     Reserve for refunds                78,800         186,000          --        214,800(3)       50,000

                                 -------------------------------------------------------------------------

Year ended December 31, 1996
----------------------------
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $   7,000       $  78,700      $    --     $  72,700(1)   $  13,000
     Reserve for obsolete
       inventory                           --          125,000           --            --        125,000
  Supporting liability
       accounts
     Reserve for refunds                78,800          92,000           --        92,000(3)      78,800

                                 --------------------------------------------------------------------------

(1)   Uncollectable accounts written off, net of recoveries.
(2)   Disposal of obsolete inventory.
(3)   Amounts refunded, net of salable amounts returned.