Form 10-Q
period 1999-03-31
RELIV INTERNATIONAL INC
filed 1999-05-14
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK 9,650,502 outstanding Shares as of March 31, 1999

Part I.           FINANCIAL INFORMATION
                  ---------------------

         Item 1.   Financial Statements
                   --------------------

         The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

         1. Interim Balance Sheet as of March 31, 1999 and Balance Sheet as of December 31, 1998.

         2. Interim Statements of Operations for the three month periods ending March 31, 1999 and March 31, 1998.

         3. Interim Statements of Cash Flows for the three month periods ending March 31, 1999 and March 31, 1998.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     1.  Financial Condition
         -------------------

     Current assets of the Company increased during the first quarter of 1999, to $9,801,000 from $8,358,000 as of December 31, 1998, primarily due to increases in accounts receivable and inventory. These increases are due to the increased sales and production of the Company's manufacturing and packaging business. The increase in inventory is for raw materials for these customers. Cash and cash equivalents decreased by $343,000 to $2,473,000 as of March 31, 1999 as the result of the increase in accounts receivable and inventory, as well as equipment acquisitions to be discussed later.

     The Company purchased $589,000 of property, plant and equipment during the first quarter of 1999, bringing its total gross property, plant and equipment to $14,745,000. The majority of the purchases were for new manufacturing capabilities for its manufacturing and packaging business. This acquisition was funded with an additional long-term note with the Company's primary lender of $300,000.

     Current liabilities increased by $1,696,000 from $6,175,000 as of December 31, 1998 to $7,871,000 as of March 31, 1999. The primary components of the increase were in trade accounts payable and distributor commissions payable. Trade accounts payable increased by $1,146,000 from $3,568,000 as of December 31, 1998 to $4,714,000 as of March 31, 1999. This increase is due to the increased raw material inventory arising from the manufacturing and packaging business. Distributor commissions payable increased by $389,000 to $1,561,000 as of March 31, 1999 due to higher sales levels in March 1999 as compared to December 1998.

     Long-term debt increased by $124,000 as the result of the additional debt of $300,000 that was incurred during the quarter. The increase in the current maturities of long-term debt and capital lease obligations is due to the same note.

     Stockholders' equity increased from $8,340,000 as of December 31, 1998 to $8,366,000 as of March 31, 1999. Equity increased as a result of net income for the first quarter of $67,000, and as the result of an improvement in the foreign currency translation adjustment of $62,000 at March 31, 1999 as compared to December 31, 1998. The Australian, New Zealand and Canadian dollars all strengthened against the US dollar over the course of the first quarter of 1999. The Company paid out cash dividends of $97,000 in the quarter.

     The Company's working capital balance has decreased by $253,000 since December 31, 1998 to $1,930,000 as of March 31, 1999. The current ratio has also declined to 1.25 as of March 31, 1999. As of December 31, 1998, the Company was in technical violation of a covenant in a loan agreement covering a term loan from 1996, as well as its lines of credit. This covenant requires that the Company maintain a current ratio of not less than 1.5. The Company has obtained a waiver of this covenant through June 30, 1999, and is discussing a permanent modification in this requirement with the lender, as the makeup of the Company's balance sheet has changed due the increased business in the manufacturing and packaging segment.


2.   Results of Operations
     ---------------------

     The Company had net income of $67,000, or $.01 per share, for the quarter ended March 31, 1999, compared to net income of $633,000, or $.07 per share ($.06 per share diluted), for the same period in 1998. All of the Company's operations experienced declines in profitability. Although consolidated net sales increased, worldwide network marketing sales decreased by 5% and selling, general and administrative expenses increased by $492,000 in the first quarter of 1999 as compared to the prior year.

     Net sales improved to $17,695,000 in the first quarter of 1999 as compared to $12,277,000 in the prior year. The increase in sales was due to the increase in sales in the Company's manufacturing and packaging services segment. Sales in this portion of the business increased to $6,208,000 in the first quarter of 1999, as compared to $163,000 in the prior year. Net sales in the network marketing segment declined from $12,118,000 in the first quarter of 1998 to $11,487,000 in the first quarter of 1999. Network marketing sales in the United States declined by 3% from $10,765,000 in the first quarter of 1998 to $10,438,000 in the first quarter of 1999. Sales in the foreign subsidiaries of Australia, New Zealand, Canada, Mexico and the United Kingdom overall decreased by 22% from $1,349,000 in the first quarter of 1998 to $1,049,000 in the first quarter of 1999. The Mexican operation experienced an 11% increase in sales in first quarter 1999.

    The Company provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales increased to $6,208,000 in the first quarter of 1999 from $163,000 in the prior year. The increase in sales is due to the work provided by two major customers. The Company's sales to third party customers primarily consist of the Company purchasing raw materials, using customer-provided packaging materials and selling a finished product to the customer. For the first quarter of 1999, cost of goods sold for these sales were 99% of net sales. Even under optimal operating efficiencies, the gross margin for these unaffiliated customers is substantially less than margins obtained in the sales of the network marketing products. However, the Company has not achieved the desired level of profitability due to labor and other production inefficiencies.

     Cost of products sold for the network marketing segment as a percentage of net sales improved from 17.5% in the first quarter of 1998 to 16.7%. A by-product of the increased business for unaffiliated customers is the purchasing power it provides the Company on the materials it uses to manufacture the network marketing products.

     Distributor royalties and commissions as percentage of network marketing sales increased from 37% in the first quarter of 1998 to 39% in the first quarter of 1999. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions.

     Interest expense increased slightly from $120,000 in the first quarter of 1998 to $130,000 in the first quarter of 1999. This is the result of the increase in the Company's long-term debt to finance equipment acquisitions.


3.   Year 2000 Issues
     ----------------

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

     Based  upon a recent  assessment  of its  business,  the  Company  does not believe the Year 2000 issue will have a material adverse effect on its operations. Based on testing of the Company's current computer hardware and software systems the Company has determined that the vast majority of such systems are Year 2000 compliant, and this result has been achieved without material cost to the Company. The Company has identified some of its telecommunication hardware and software that is not Year 2000 compliant and is in the process of installing the necessary upgrades. The cost of these upgrades will not be material. The Company has initiated communications with the manufacturers of its manufacturing and warehouse equipment to ensure that this equipment will be Year 2000 ready. Based on conversations with and evaluations by these manufacturers, it is anticipated that no warehouse or manufacturing equipment will need to be replaced. Consequently, no material costs will be incurred to make any of the Company's manufacturing and warehouse equipment Year 2000 ready. The Company incurred no cost for the testing performed by the manufacturers of this equipment.

     Formal communications have commenced and are ongoing with all significant suppliers and large customers of the Company, and will continue during the balance of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own potential Year 2000 problems. The Company has several suppliers of its raw materials and should be able to obtain alternative sources of supply if these suppliers experience Year 2000 problems. The Company has two major customers for its manufacturing and packaging services and has received confirmation from these customers that they have addressed their Year 2000 issues. The Company's customers for its network marketing segment are typically individuals who will have no Year 2000 exposure. The Company ships the majority of its products through common carrier (primarily United Parcel Services) and has received confirmation that these carriers have addressed their Year 2000 issues.

     If the Company's most significant customers, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce, distribute and sell its products, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company. There can be no guarantee that the systems of these suppliers, vendors and customers of the Company will be timely converted to Year 2000 compliance. Nor is there any guarantee that the Company would experience no material adverse effects should any of the significant vendors, suppliers or customers of the Company fail to remediate their potential Year 2000 problems.

     It is impossible to provide accurate estimates of the material costs to the Company should any of the significant vendors, suppliers or customers of the Company fail to remediate their potential Year 2000 problems. It is anticipated that such costs, if any, would be paid from the general revenues of the Company. Given that, as a result of the Company's communications with the aforementioned vendors, suppliers, and major customers, said parties have indicated that they have addressed or are addressing their own Year 2000 issues, the Company believes that the risk of increased costs due to these parties failure to remediate their potential Year 2000 issues, is relatively low. The Company has not budgeted for these potential costs. No Company projects have been deferred or abandoned due to any expenditure related to obtaining Year 2000 compliance.

     The Company has determined it has no exposure to contingencies related to the Year 2000 for the products it sells.

     The Company has no contingency plans in effect for the failure of any of Company's significant suppliers, customers or vendors of energy, telecommunications or transportation needs to become Year 2000 ready, nor does the Company believe that such a plan is necessary. The Company has not obtained and does not plan to obtain insurance to cover any of its potential Year 2000 exposure.

     The cost of attaining Year 2000 compliance has not and will not be material for the Company. It is anticipated that no warehouse or manufacturing equipment will need to be replaced. The Company is currently assessing its other office equipment for any Year 2000 issues. The Company will primarily utilize internal resources to manage the Year 2000 issue.

     The Company believes that its computer hardware and software will meet its administrative needs in the United States and in its foreign subsidiaries in the foreseeable future.


4.   Quantitative and Qualitative Disclosure of Market Risk
     ------------------------------------------------------

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


     Dated: May 14, 1999                   RELIV' INTERNATIONAL, INC.


                                           By: /s/ Robert L. Montgomery
                                           -------------------------------------
                                               Robert L. Montgomery, President,
                                               Chief Executive Officer and
                                               Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                      March 31      December 31
                                                         1999           1998
                                                    ------------   ------------
                                                     (unaudited)    (see notes)
Assets

Current assets:
  Cash and cash equivalents                         $  2,473,322   $  2,816,804
  Accounts and notes receivable, less allowances
     of $4,600 in 1999 and $5,000 in 1998              1,128,762        777,443
  Inventories
       Finished goods                                  2,068,803      1,702,359
       Raw materials                                   2,976,365      1,865,649
       Sales aids and promotional materials              375,580        361,322
                                                    ------------   ------------
                     Total inventories                 5,420,748      3,929,330

  Refundable income taxes                                271,257        314,284
  Prepaid expenses and other current assets              427,111        440,597
  Deferred income taxes                                   79,859         79,269
                                                    ------------   ------------

Total current assets                                   9,801,059      8,357,727

Other assets:
  Goodwill, net of accumulated
       amortization of $26,000                           499,261        512,399
  Other assets                                           807,499        703,623
                                                    ------------   ------------

Total other assets                                     1,306,760      1,216,022

Property, plant and equipment:
       Land                                              829,222        829,222
       Building                                        8,201,920      8,201,744
       Machinery & equipment                           3,532,607      2,783,923
       Office equipment                                  449,588        446,205
       Computer equipment & software                   1,731,743      1,676,372
       Construction in progress                               --        235,511
                                                    ------------   ------------
                                                      14,745,080     14,172,977
Less: Accumulated depreciation                        (3,741,530)    (3,493,754)
                                                    ------------   ------------
          Net property, plant and equipment           11,003,550     10,679,223
                                                    ------------   ------------

Total assets                                        $ 22,111,369   $ 20,252,972
                                                    ============   ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                      March 31      December 31
                                                        1999           1998
                                                    ------------   ------------
                                                     (unaudited)    (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
       Trade accounts payable                       $  4,713,902   $  3,568,334
       Distributors commissions payable                1,560,590      1,172,164
       Sales taxes payable                               221,078        221,377
       Interest expense payable                           28,552         27,851
       Payroll and payroll taxes payable                 236,100        114,906
       Other accrued expenses                            149,985         85,123
                                                    ------------   ------------
Total accounts payable and accrued expenses            6,910,207      5,189,755

    Income taxes payable                                  37,028         55,258
    Borrowings under line of credit                      228,568        313,825
    Current maturities of long-term debt and
      capital lease obligations                          587,464        508,362
    Unearned income                                      107,705        107,695
                                                    ------------   ------------

  Total current liabilities                            7,870,972      6,174,895

Capital lease obligations, less current maturities       334,994        373,455
Long-term debt, less current maturities                5,340,194      5,216,107
Other non-current liabilities                            199,022        148,349

Stockholders' equity:
  Common stock, no par value;
   20,000,000 shares authorized;
   9,650,502 shares outstanding
   as of 3/31/99 and 9,653,502 shares
   outstanding as of 12/31/98                          9,178,645      9,179,764
  Notes receivable-officers and directors                (43,150)       (44,746)
  Retained earnings                                     (390,276)      (354,195)
  Foreign currency translation adjustment               (379,032)      (440,657)
                                                    ------------   ------------

Total stockholders' equity                             8,366,187      8,340,166
                                                    ------------   ------------


Total liabilities and stockholders' equity          $ 22,111,369   $ 20,252,972
                                                    ============   ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                   Three months ended March 31
                                                       1999            1998
                                                   ------------    ------------
                                                    (unaudited)     (unaudited)


Sales at suggested retail                          $ 23,774,411    $ 18,724,406
  Less: distributor allowances
          on product purchases                        6,079,100       6,447,549
                                                   ------------    ------------

Net sales                                            17,695,311      12,276,857

Costs and expenses:
  Cost of products sold                               8,074,732       2,254,408
  Distributor royalties and commissions               4,510,775       4,462,740
  Selling, general and administrative                 4,923,829       4,431,779
                                                   ------------    ------------

Total costs and expenses                             17,509,336      11,148,927
                                                   ------------    ------------

Income from operations                                  185,975       1,127,930

Other income (expense):
  Interest income                                        18,800          30,207
  Interest expense                                     (130,398)       (119,541)
  Other income\expense                                   34,233          (3,265)
                                                   ------------    ------------

Income before income taxes                              108,610       1,035,331
Provision for income taxes                               41,622         402,607
                                                   ------------    ------------

Net income                                         $     66,988    $    632,724
                                                   ============    ============

Earnings per common share                          $       0.01    $       0.07
                                                   ============    ============

Earnings per common share - assuming dilution      $       0.01    $       0.06
                                                   ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)


                                                                  Three months ended March 31
                                                                      1999             1998
                                                                  -----------      -----------
Operating activities:
Net income                                                           $66,988         $632,724
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                    257,741          164,948
    Provision for losses on accounts receivable                           --            1,000
    Foreign currency translation (gain) loss                         (21,843)         (17,641)
    (Increase) decrease in accounts and notes receivable            (302,043)          60,327
    (Increase) decrease in inventories                            (1,473,972)          61,424
    (Increase) decrease in refundable income taxes                    (1,933)              --
    (Increase) decrease in prepaid expenses
      and other current assets                                        38,166          (20,268)
    (Increase) decrease in other assets                             (103,754)         211,953
    Increase in accounts payable and accrued expenses              1,717,872          343,133
    Increase (decrease) in income taxes payable                       25,446               --
                                                                  -----------      -----------

Net cash provided by (used in) operating activities                  202,668        1,437,600

Investing activities:
Purchase of property, plant and equipment                           (589,160)        (471,842)
                                                                  -----------      -----------

Net cash provided by (used in) investing activities                 (589,160)        (471,842)

Financing activities:
Net borrowings under line of credit                                  (85,256)              --
Proceeds from long-term borrowings                                   300,000          319,175
Principal payments on long-term borrowings                           (94,188)         (68,440)
Principal payments under capital lease obligations                   (41,084)         (13,734)
Dividends paid                                                       (96,505)         (96,173)
Proceeds from notes receivable assumed from issuance
  of common stock from exercise of options                             1,596               --
Purchase of treasury stock                                            (7,682)              --
                                                                  -----------      -----------

Net cash provided by (used in) financing
  activities                                                         (23,119)         140,828
Effect of exchange rate changes on cash
  and cash equivalents                                                66,129           26,478
                                                                  -----------      -----------

Increase (decrease) in cash and cash
  equivalents                                                       (343,482)       1,133,064
Cash and cash equivalents at beginning
  of period                                                        2,816,804        2,426,426
                                                                  -----------      -----------

Cash and cash equivalents at end of period                        $2,473,322       $3,559,490
                                                                  ===========      ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 1999


Note 1--       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting priciples for complete financial statements.


For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.




Note 2--       Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three months ended March 31
                                                                       1999            1998
                                                                   -----------     -----------
               Numerator:
                 Numerator for basic and diluted
                   earnings per share--net income                      $66,988        $632,724
               Denominator:
                 Denominator per basic earnings per
                   share--weighted average shares                    9,651,000       9,624,000
                 Effect of dilutive securities:
                   Employee stock options and other warrants           200,000         651,000
                                                                   -----------     -----------

                   Denominator for diluted earnings per
                     share--adjusted weighted average shares         9,851,000      10,275,000
                                                                   ===========     ===========

               Basic earnings per share                                  $0.01           $0.07
                                                                   ===========     ===========
               Diluted earnings per share                                $0.01           $0.06
                                                                   ===========     ===========


Note 3--       Comprehensive Income

Total comprehensive income was $128,613 for the three months ended March 31, 1999 and $630,826 for the three months ended March 31, 1998. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 1999



Note 4--       Segment Information

                                                        Three months ended                    Three months ended
                                                          March 31, 1999                        March 31, 1998
                                                    Network        Manufacturing           Network       Manufacturing
                                                   marketing       and packaging          marketing      and packaging
                                                  -------------------------------         ------------------------------

               Net sales to external customers     11,487,115           6,208,196          12,115,596            161,261
               Intersegment net sales                      --           1,567,162                  --          1,943,859
               Segment profit/(loss)                  649,007             (96,745)          1,528,421            (34,393)
               Segment assets                      13,213,440           6,424,607          11,733,509          1,988,810


A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                  Three months ended March 31
                                                       1999          1998
                                                  --------------------------

               Total profit for
                  reportable segments                 552,262      1,494,078
               Corporate expenses                    (366,287)      (366,147)
               Non operating - net                     53,033         26,941
               Interest expense                      (130,398)      (119,541)

                                                  --------------------------
               Income before income taxes             108,610      1,035,331
                                                  ==========================