Form 10-Q
period 1999-06-30
RELIV INTERNATIONAL INC
filed 1999-08-13
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


          COMMON STOCK 9,650,502 outstanding Shares as of June 30, 1999

Part I.           FINANCIAL INFORMATION

         Item 1.   Financial Statements

         The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

         1. Interim Balance Sheet as of June 30, 1999 and Balance Sheet as of December 31, 1998.

         2. Interim Statements of Operations for the three and six month periods ending June 30, 1999 and June 30, 1998.

         3. Interim Statements of Cash Flows for the six month periods ending June 30, 1999 and June 30, 1998.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     1.  Financial Condition
         -------------------

     Current assets of the Company increased during the second quarter of 1999, to $11,212,000 from $8,358,000 as of December 31, 1998, primarily due to increases in accounts receivable and inventory. These increases are due to the increased sales and production of the Company's manufacturing and packaging business. The increase in inventory is for raw materials for these customers. Cash and cash equivalents decreased by $758,000 to $2,058,000 as of June 30, 1999 as the result of the increase in accounts receivable and inventory, coupled with the net loss for the second quarter, as well as equipment acquisitions to be discussed later.

     The Company purchased $886,000 of property, plant and equipment during the first six months of 1999, bringing its total gross property, plant and equipment to $15,181,000. The majority of the purchases were for new manufacturing capabilities for its manufacturing and packaging business. This acquisition was funded with an additional long-term note with the Company's primary lender of $300,000.

     Current liabilities increased by $3,676,000 from $6,175,000 as of December 31, 1998 to $9,851,000 as of June 30, 1999. The primary components of the increase were in trade accounts payable and borrowings under the line of credit. Trade accounts payable increased by $2,293,000 from $3,568,000 as of December 31, 1998 to $5,861,000 as of June 30, 1999. This increase is due to the increased raw material inventory as discussed previously. Borrowings under the line of credit have increased by $843,000 in order to fund the increase in inventory and as the result of the net loss for the quarter.

     Long-term debt increased slightly as the result of the additional debt of $300,000 that was incurred during the first quarter. The increase in the current maturities of long-term debt and capital lease obligations is due to the same note.

     Stockholders' equity decreased from $8,340,000 as of December 31, 1998 to $8,075,000 as of June 30, 1999, partly as a result of the net loss for the first six months. The Company also paid out cash dividends of $97,000 in the first quarter of 1999. Equity improved by $136,000 as the result of the improved foreign currency translation adjustment at June 30, 1999 as compared to December 31, 1998. The Australian, New Zealand and Canadian dollars, as well as the Mexican peso all strengthened against the US dollar over the course of the first six months of 1999.

     The Company's working capital balance has decreased by $822,000 since December 31, 1998 to $1,361,000 as of June 30, 1999. The current ratio has also declined to 1.14 as of June 30, 1999. During the second quarter of 1999, the Company restructured its line of credit arrangements with its primary lender. The new line of credit provides a formula-based borrowing arrangement against a percentage of accounts receivable and inventory up to a maximum borrowing limit. The Company requested this modification in the line of credit, as the makeup of the Company's balance sheet has changed due the increased business in the manufacturing and packaging segment.


2.   Results of Operations
     ---------------------

     The Company had a net loss of $367,000, or $.04 per share, for the quarter ended June 30, 1999, compared to net income of $513,000, or $.05 per share, for the same period in 1998. The Company experienced a significant setback in the profitability of its manufacturing and packaging operations, coupled with a decline in network marketing sales in its core United States market. In addition, consolidated selling, general and administrative expenses increased by $437,000 in the second quarter of 1999 as compared to the prior year. For the six months ended June 30, 1999, the Company incurred a loss of $300,000 compared to net income of $1,145,000 for the first six months of 1998.

     Net sales improved to $18,962,000 in the second quarter of 1999 as compared to $11,994,000 in the prior year. Net sales for the first six months of 1998, increased to $36,657,000 from $24,271,000 for the same period in 1998. The increase in sales was solely due to the increase in sales by the Company's manufacturing and packaging services segment. Sales in this portion of the business increased to $9,122,000 in the second quarter of 1999, as compared to $171,000 in the prior year. Sales in the manufacturing and packaging services segment were $15,331,000 for the first six months of 1999 as compared to $330,000 for the prior year.

     Net sales in the network marketing segment declined from $11,823,000 in the second quarter of 1998 to $9,840,000 in the second quarter of 1999 and declined from $23,941,000 for the first six months of 1998 to $21,327,000 in the first six months of 1999. Network marketing sales in the United States declined by 19% from $10,663,000 in the second quarter of 1998 to $8,671,000 in the second quarter of 1999 and declined from $21,428,000 for the first six months of 1998 to $19,108,000 for the first six months of 1999. The Company has adopted a number of programs designed to increase sales in the network marketing area including the introduction of a fully- interactive website where distributors can order product, communicate with the Company and other distributors, monitor their business and maintain their own websites. The Company also introduced new distributor manuals and other distributor materials. These measures have been taken in an effort to increase the distributor network and increase sales. The Company is also focusing on reducing administrative and operational costs to enhance profitability.

     Sales in the foreign subsidiaries of Australia, New Zealand, Canada, Mexico and the United Kingdom overall increased by less than 1% to $1,169,000 in the second quarter of 1999 as compared to $1,160,000 in the second quarter of 1998. This increase is due to improved sales in the Company's Mexican subsidiary, which experienced an increase of 165% in its second quarter 1999 sales, versus second quarter 1998. This increase is due to the efforts of the sales manager in that market, combined with the implementation of distribution centers across Mexico in order to facilitate sales and other distributor activities in cities outside of the Mexican headquarters in Mexico City. In its Australian and New Zealand markets, the Company is still experiencing a decline in sales; however, a new sales manager with significant network marketing experience has been recently installed in the region.

     The Company provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales of these services increased to $9,122,000 in the second quarter of 1999 from $171,000 in the prior year. The increase in sales is due to the work provided by two major customers. The
Company's sales to third party customers primarily consist of the Company purchasing raw materials, using customer-provided packaging materials and selling a finished product to the customer. For the second quarter of 1999, cost of goods sold for these sales were 101% of net sales. Even under optimal operating efficiencies, the gross margin for third-party customers is substantially less than margins obtained in the sales of the network marketing products. The Company's growth in this area has led to production capacity and warehousing problems and related labor inefficiencies. The Company has taken steps to better manage its growth in this area, including some plant staffing cuts and the consolidation of an unprofitable second shift into its first shift operations. It has also begun reviewing profit margins by customer and project and has either discontinued or is restructuring those projects that are not yielding the needed profit margins.

     Cost of products sold for the network marketing segment as a percentage of net sales increased slightly from 16.9% in the second quarter of 1998 to 17.1% in the second quarter of 1999. The increase is due in part to the Company's decision to discontinue its single serve versions of its nutritional supplements and Healthy Pantry products.

     Distributor royalties and commissions as percentage of network marketing sales remained steady at 37% of network marketing sales in the second quarter of both 1999 and 1998. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions.

     Interest expense increased from $121,000 in the second quarter of 1998 to $140,000 in the second quarter of 1999. This is the result of the increase in the Company's long-term debt to finance equipment acquisitions and the increased borrowings against the line of credit.


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


Part II.  OTHER INFORMATION
          -----------------

     Item 1.       Legal Proceedings
                   -----------------

     In May, 1998, former sales/general manager of the Company's Canadian subsidiary filed a lawsuit claiming unlawful termination and breach of contract. The individual had been terminated by the Company in March, 1998. The Company believes the claim is without merit and intends to vigorously defend itself.


     Item 2.       Changes in Securities
                   ---------------------

     Not applicable.


     Item 3.       Defaults Upon Senior Securities
                   -------------------------------

     Not applicable.


     Item 4.       Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

     The Company's annual meeting was held on May 27, 1999. At such meeting the Company's Board of Directors was re-elected. A proposal to approve a change in the state of incorporation of the Company from Illinois to Delaware was approved by a vote of 5,451,843 shares for, 183,627 shares against, 22,201 shares abstaining and 2,774,994 broker non-votes. A proposal to approve the Company's 1999 Stock Option Plan was approved by 4,855,903 shares for, 629,735 shares against, 34,919 shares abstaining and 2,912,108 broker non-votes.


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


     Dated: August 13, 1999                 RELIV' INTERNATIONAL, INC.


                                            By: /s/ Robert L. Montgomery
                                                -------------------------------
                                                Robert L. Montgomery, President,
                                                Chief Executive Officer and
                                                Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                 June 30      December 31
                                                                   1999           1998
                                                              ------------    ------------
                                                               (unaudited)     (see notes)
Assets
Current assets:
  Cash and cash equivalents                                     $2,058,494      $2,816,804
  Accounts and notes receivable, less allowances of
    $3,600 in 1999 and $5,000 in 1998                            2,103,952         777,443
  Inventories
          Finished goods                                         2,079,930       1,702,359
          Raw materials                                          3,618,579       1,865,649
          Sales aids and promotional materials                     367,656         361,322
                                                              ------------    ------------
                     Total inventories                           6,066,165       3,929,330

  Refundable income taxes                                          399,245         314,284
  Prepaid expenses and other current assets                        503,975         440,597
  Deferred income taxes                                             80,554          79,269
                                                              ------------    ------------

Total current assets                                            11,212,385       8,357,727

Other assets:
  Goodwill, net of accumulated amortization of $39,415
    in 1999 and $13,000 in 1998                                    486,122         512,399
  Other assets                                                     929,038         703,623
                                                              ------------    ------------

Total other assets                                               1,415,160       1,216,022

Property, plant and equipment:
            Land                                                   829,222         829,222
            Building                                             8,328,928       8,201,744
            Machinery & equipment                                3,773,052       2,783,923
            Office equipment                                       457,729         446,205
            Computer equipment & software                        1,791,993       1,676,372
            Construction in progress                                  --           235,511
                                                              ------------    ------------
                                                                15,180,924      14,172,977
Less: Accumulated depreciation                                  (4,005,904)     (3,493,754)
                                                              ------------    ------------
          Net property, plant and equipment                     11,175,020      10,679,223
                                                              ------------    ------------

Total assets                                                   $23,802,565     $20,252,972
                                                              ============    ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                 June 30      December 31
                                                                   1999           1998
                                                              ------------    ------------
                                                               (unaudited)     (see notes)

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable                              $5,861,187      $3,568,334
            Distributors commissions payable                     1,394,058       1,172,164
            Sales taxes payable                                    179,589         221,377
            Interest expense payable                                29,158          27,851
            Payroll and payroll taxes payable                      260,546         114,906
            Other accrued expenses                                 208,709          85,123
                                                              ------------    ------------
Total accounts payable and accrued expenses                      7,933,247       5,189,755

    Income taxes payable                                            39,581          55,258
    Borrowings under line of credit                              1,156,387         313,825
    Current maturities of long-term debt and
      capital lease obligations                                    614,434         508,362
    Unearned income                                                107,722         107,695
                                                              ------------    ------------

  Total current liabilities                                      9,851,371       6,174,895

Capital lease obligations, less current maturities                 382,980         373,455
Long-term debt, less current maturities                          5,225,648       5,216,107
Other non-current liabilities                                      267,404         148,349

Stockholders' equity:
  Common stock, no par value; 20,000,000 shares
   authorized; 9,650,502 shares outstanding as of 6/30/99
   and 9,653,502 shares outstanding as of 12/31/98               9,178,645       9,179,764
  Notes receivable-officers and directors                          (41,530)        (44,746)
  Retained deficit                                                (757,379)       (354,195)
  Foreign currency translation adjustment                         (304,574)       (440,657)
                                                              ------------    ------------

Total stockholders' equity                                       8,075,162       8,340,166
                                                              ------------    ------------


Total liabilities and stockholders' equity                     $23,802,565     $20,252,972
                                                              ============    ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                                Three months ended June 30      Six months ended June 30
                                                                   1999            1998            1999            1998
                                                               ------------    ------------    ------------    ------------
                                                               (unaudited)      (unaudited)     (unaudited)     (unaudited)
Sales at suggested retail                                       $23,714,422     $18,295,012     $47,488,833     $37,019,418
  Less: distributor allowances on product purchases               4,752,259       6,300,550      10,831,359      12,748,099
                                                               ------------    ------------    ------------    ------------

Net sales                                                        18,962,163      11,994,462      36,657,474      24,271,319

Costs and expenses:
  Cost of products sold                                          10,912,666       2,169,183      18,987,398       4,423,591
  Distributor royalties and commissions                           3,680,025       4,426,699       8,190,800       8,889,439
  Selling, general and administrative                             4,875,618       4,438,141       9,799,447       8,869,920
                                                               ------------    ------------    ------------    ------------

Total costs and expenses                                         19,468,309      11,034,023      36,977,645      22,182,950
                                                               ------------    ------------    ------------    ------------

Income/(loss) from operations                                      (506,146)        960,439        (320,171)      2,088,369

Other income (expense):
  Interest income                                                    42,900          36,556          61,700          66,763
  Interest expense                                                 (140,295)       (120,707)       (270,693)       (240,248)
  Other income/(expense)                                             10,147         (36,205)         44,380         (39,470)
                                                               ------------    ------------    ------------    ------------

Income/(loss) before income taxes                                  (593,394)        840,083        (484,784)      1,875,414
Provision/(benefit) for income taxes                               (226,289)        327,555        (184,667)        730,162
                                                               ------------    ------------    ------------    ------------

Net income/(loss)                                                 ($367,105)       $512,528       ($300,117)     $1,145,252
                                                               ============    ============    ============    ============

Earnings/(loss) per common share                                     ($0.04)          $0.05          ($0.03)          $0.12
                                                               ============    ============    ============    ============

Earnings/(loss) per common share - assuming dilution                 ($0.04)          $0.05          ($0.03)          $0.11
                                                               ============    ============    ============    ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                           Six months ended June 30
                                                                1999          1998
                                                           -----------    -----------
Operating activities:
Net income/(loss)                                            ($300,117)    $1,145,252
Adjustments to reconcile net income/(loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                              528,848        347,848
    Provision for losses on accounts receivable                   --            4,000
    Foreign currency translation (gain) loss                    (6,789)        65,219
    (Increase) decrease in accounts and notes receivable    (1,274,279)       (43,139)
    (Increase) decrease in inventories                      (2,099,327)      (371,083)
    (Increase) decrease in refundable income taxes            (189,587)      (145,243)
    (Increase) decrease in prepaid expenses
      and other current assets                                 (60,842)       146,220
    (Increase) decrease in other assets                       (225,254)           993
    Increase in accounts payable and accrued expenses        2,795,327        716,322
    Increase (decrease) in income taxes payable                 86,383          9,751
    Increase (decrease) in unearned income                        --           37,279
                                                           -----------    -----------

Net cash provided by (used in) operating activities           (745,637)     1,913,419

Investing activities:
Purchase of property, plant and equipment                     (885,685)    (1,156,875)
                                                           -----------    -----------

Net cash used in investing activities                         (885,685)    (1,156,875)

Financing activities:
Net borrowings under line of credit                            842,562           --
Proceeds from long-term borrowings                             300,000        471,486
Principal payments on long-term borrowings                    (204,714)      (157,464)
Principal payments under capital lease obligations             (74,434)       (24,921)
Dividends paid                                                 (96,505)      (240,963)
Proceeds from notes receivable assumed from issuance
  of common stock from exercise of options                       3,216            766
Purchase of treasury stock                                      (7,682)          --
                                                           -----------    -----------

Net cash provided by financing
  activities                                                   762,443         48,904
Effect of exchange rate changes on cash
  and cash equivalents                                         110,569       (128,627)
                                                           -----------    -----------

Increase (decrease) in cash and cash
  equivalents                                                 (758,310)       676,821
Cash and cash equivalents at beginning
  of period                                                  2,816,804      2,426,426
                                                           -----------    -----------

Cash and cash equivalents at end of period                  $2,058,494     $3,103,247
                                                           ===========    ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 1999

Note 1--      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


Note 2--      Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended June 30    Six months ended June 30
                                                           1999           1998          1999          1998
                                                      --------------------------   --------------------------
Numerator:
 Numerator for basic and diluted
  earnings per share--net income/(loss)                 ($367,105)      $512,528     ($300,117)    $1,145,252
Denominator:
 Denominator per basic earnings per
  share--weighted average shares                        9,651,000      9,638,000     9,651,000      9,638,000
 Effect of dilutive securities:
  Employee stock options and other warrants               135,000        639,000       135,000        639,000
                                                      --------------------------   --------------------------
  Denominator for diluted earnings per
   share--adjusted weighted average shares              9,786,000     10,277,000     9,786,000     10,277,000
                                                      ==========================   ==========================

Basic earnings/(loss) per share                            ($0.04)         $0.05        ($0.03)         $0.12
                                                      ==========================   ==========================
Diluted earnings/(loss) per share                          ($0.04)         $0.05        ($0.03)         $0.11
                                                      ==========================   ==========================


Note 3--      Comprehensive Income

Total comprehensive loss was $292,647 and $164,034 for the three months and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1998, comprehensive income was $405,883 and $1,036,709, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 1999

Note 4--      Segment Information

                                                                   Three months ended                    Three months ended
                                                                      June 30, 1999                         June 30, 1998
                                                                      -------------                         -------------
                                                                Network       Manufacturing           Network       Manufacturing
                                                               marketing      and packaging          marketing      and packaging
                                                             --------------------------------      --------------------------------

              Net sales to external customers                      9,839,828        9,122,335           11,823,463          170,999
              Intersegment net sales                                      --        1,599,654                 --          1,975,034
              Segment profit/(loss)                                  309,620         (448,291)           1,483,999         (149,021)


                                                                     Six months ended                     Six months ended
                                                                       June 30, 1999                        June 30, 1998
                                                                       -------------                        -------------
                                                                Network       Manufacturing           Network       Manufacturing
                                                               marketing      and packaging          marketing      and packaging
                                                             --------------------------------      --------------------------------

              Net sales to external customers                     21,326,943       15,330,531           23,941,216          330,103
              Intersegment net sales                                      --        3,284,913                   --        3,918,898
              Segment profit/(loss)                                  958,626         (545,036)           3,068,834         (183,365)
              Segment assets                                      13,799,595        7,944,478           12,268,013        2,415,348


              A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                                  Three months ended June 30             Six months ended June 30
                                                                      1999             1998                1999              1998
                                                                  ---------------------------           ---------------------------
              Total profit for reportable segments                  (138,671)       1,334,978              413,590        2,885,469
              Corporate expenses                                    (367,476)        (374,540)            (733,762)        (797,100)
              Non operating - net                                     53,048              352              106,081           27,293
              Interest expense                                      (140,295)        (120,707)            (270,693)        (240,248)
                                                                   --------------------------           ---------------------------
              Income before income taxes                            (593,394)         840,083             (484,784)       1,875,414
                                                                   ==========================           ===========================


Note 5--      Legal Proceedings

In May 1998, the former sales/general manager of the Company's Canadian subsidiary filed lawsuit claiming unlawful termination and breach of contract. The individual had been terminated by the Company in March 1998. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated; however, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.