Form 10-Q
period 1999-09-30
RELIV INTERNATIONAL INC
filed 1999-11-12
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


       COMMON STOCK 9,619,102 outstanding Shares as of September 30, 1999

Part I.           FINANCIAL INFORMATION
                  ---------------------

         Item 1.   Financial Statements
                   --------------------

         The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

         1. Interim Balance Sheet as of September 30, 1999 and Balance Sheet as of December 31, 1998.

         2. Interim Statements of Operations for the three and nine month periods ending September 30, 1999 and September 30, 1998.

         3. Interim Statements of Cash Flows for the nine month periods ending September 30, 1999 and September 30, 1998.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

               1.  Overview
                   --------

         The Company manufactures nutritional and related products which its sells through network marketing. In late 1997, the Company commenced manufacturing and packaging services for outside customers. Revenues from manufacturing and packaging services were $1.5 million in 1997, $6.3 million in 1998 and were $22.6 million for the first nine months of 1999. While revenues from manufacturing and packaging have increased dramatically, the Company has had to make large investments in plant and equipment to support this business segment, and the rapid growth has caused production and warehousing difficulties and labor inefficiencies. As a result, the manufacturing and packaging services business segment has generated losses resulting in losses for the Company as a whole. Despite an increase in net sales to $16,967,000 in the first nine months of 1999, from $12,579,000 for the same period of 1998, the Company had a loss of $650,000 for the first nine months of 1999, compared to income of $1,219,000 for the same period of 1998. Reduced network marketing sales in the core U.S. market has also contributed to the loss. As described further below, the Company has taken steps to make its manufacturing and packaging services business segment profitable, including eliminating jobs that do not provide an adequate margin. The Company is also taking steps to increase network marketing sales in its core U.S. market.

               2.  Financial Condition
                   --------------------

         Current assets of the Company increased during the third quarter of 1999, to $9,460,000 from $8,358,000 as of December 31, 1998, primarily due to increases in accounts receivable and inventory. These increases are due to the increased sales and production of the Company's manufacturing and packaging business. The increase in inventory is for raw materials for these customers. Cash and cash equivalents decreased by $1,206,000 to $1,610,000 as of September 30, 1999 as the result of the increase in accounts receivable and inventory, coupled with the net loss for the year to date, as well as equipment acquisitions.

         The Company purchased $966,000 of property, plant and equipment during the first nine months of 1999, bringing its total gross property, plant and equipment to $15,259,000. The majority of the purchases were for new manufacturing capabilities for its manufacturing and packaging business. This acquisition was funded with an additional long-term note with the Company's primary lender of $300,000.

         Current liabilities increased by $2,344,000 from $6,175,000 as of December 31, 1998 to $8,519,000 as of September 30, 1999. The primary components of the increase were in trade accounts payable and borrowings under the line of credit. Trade accounts payable increased by $579,000 from $3,568,000 as of December 31, 1998 to $4,147,000 as of September 30, 1999. This increase is due to the increased raw material inventory as discussed previously. Borrowings under the line of credit have increased by $1,398,000 in order to fund the increase in inventory and as the result of the net loss for the year to date.

         Long-term debt has decreased by $101,000 to $5,115,000 as of September 30, 1999. The net decrease is primarily a combination of debt principal payments of $431,000, net of the additional debt of $300,000 that was incurred during the first quarter. The increase in the current maturities of long-term debt and capital lease obligations is due to the same note.

         Stockholders' equity decreased from $8,340,000 as of December 31, 1998 to $7,628,000 as of September 30, 1999, as the result of the net losses of the second and third quarters. The Company paid out cash dividends of $97,000 in the first quarter of 1999, and it has used approximately $59,000 to purchase treasury stock over the course of 1999, most of which occurred in the third quarter. Equity improved by $89,000 as the result of the improved foreign currency translation adjustment at September 30, 1999 as compared to December 31, 1998. The Australian, New Zealand and Canadian dollars, as well as the Mexican peso all strengthened against the US dollar over the course of the first nine months of 1999.

         The Company's working capital balance has decreased by $1,242,000 since December 31, 1998 to $941,000 as of September 30, 1999. The current ratio has also declined to 1.11 as of September 30, 1999. During the second quarter of 1999, the Company restructured its line of credit arrangements with its primary lender. The new line of credit provides a formula-based borrowing arrangement against a percentage of accounts receivable and inventory up to a maximum borrowing limit. The Company requested this modification in the line of credit, as the makeup of the Company's balance sheet has changed due the increased business in the manufacturing and packaging segment.

               3.  Results of Operations
                   ---------------------

         The Company had a net loss of $350,000, or $.04 per share, for the quarter ended September 30, 1999, compared to net income of $73,000, or $.01 per share, for the same period in 1998. The Company continues to experience significant setbacks in the profitability of its manufacturing and packaging operations, coupled with a sales decline in network marketing sales in its core United States market. In addition, consolidated selling, general and administrative expenses increased by $336,000 in the third quarter of 1999 as compared to the prior year. For the nine months ended September 30, 1999, the Company incurred a loss of $650,000 compared to net income of $1,219,000 for the first nine months of 1998.

         Net sales improved to $16,967,000 in the third quarter of 1999 as compared to $12,579,000 in the prior year. The increase in sales was solely due to the increase in sales by the Company's manufacturing and packaging services segment. Sales in this portion of the business increased to $7,237,000 in the third quarter of 1999, as compared to $1,643,000 in the prior year. Sales in the manufacturing and packaging services segment were $22,568,000 for the first nine months of 1999 as compared to $1,973,000 for the prior year.

         Net sales in the network marketing segment declined from $10,936,000 in the third quarter of 1998 to $9,730,000 in the third quarter of 1999. Network marketing sales in the United States declined by 15% from $10,056,000 in the third quarter of 1998 to $8,558,000 in the third quarter of 1999. Sales in the foreign subsidiaries of Australia, New Zealand, Canada, Mexico and the United Kingdom overall increased by 33% to $1,171,000 in the third quarter of 1999 as compared to $880,000 in the third quarter of 1998. This increase is due to improved sales in the Company's Mexican subsidiary, which experienced an increase of over 130% in its third quarter 1999 sales, versus third quarter 1998. This increase is due to the efforts of the sales manager in that market, combined with the implementation of distribution centers across Mexico in order to facilitate sales and other distributor activities in cities outside of the Mexican headquarters in Mexico City. In its Australian and New Zealand markets, sales improved by 14% in the third quarter of 1999 as compared to the third quarter 1998.

         During the third quarter, the Company successfully launched its enhanced Internet site, with e-commerce capabilities. The web site allows a number of features for distributors, including online ordering, online sponsoring of new distributors, distributor account information and information on a distributors' sales organization, or downline group. The Company has been pleased with the response to the web site to this point and expects that more distributors will take full advantage of its capabilities as more features and enhancements are introduced. In conjunction with the Internet site launch, distributors are also able to establish their own personal web sites utilizing a variety of templates. These sites are linked to the corporate web site and enable distributors to engage in retail sales, linked to Reliv order entry and shipping, e-mail communication and other interactive functions. Over 500 distributors have signed up for personal web sites to date.

         The Company provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales increased to $7,237,000 in the third quarter of 1999 from $1,643,000 in the prior year. The increase in sales is due to the work provided by two major customers. The Company's sales to third party customers primarily consist of the Company purchasing raw materials, using customer- provided packaging materials and selling a finished product to the customer. For the third quarter of 1999, cost of goods sold for these sales were 99% of net sales. Even under optimal operating efficiencies, the gross margin for these customers is substantially less than margins obtained in the sales of the network marketing products. The Company's growth in this area has led to production capacity and warehousing problems and related labor inefficiencies. The Company has taken steps to better manage its growth in this area, including some plant staffing cuts and the consolidation of an unprofitable second shift into its first shift operations. It has also begun reviewing profit margins by customer and project and has either discontinued or is restructuring those projects that are not yielding the needed profit margins.

         Cost of products sold for the network marketing segment as a percentage of net sales increased slightly from 18.4% in the third quarter of 1998 to 18.7% in the third quarter of 1999. The increase is due in part to the Company's decision to discontinue a portion of its skin care line of products.

         Distributor royalties and commissions as percentage of network marketing sales remained steady at 37% of network marketing sales in the third quarter of both 1999 and 1998. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions.

         Interest expense increased from $132,000 in the third quarter of 1998 to $154,000 in the third quarter of 1999. This is the result of the increase in the Company's long-term debt to finance equipment acquisitions and the increased borrowings against the line of credit.

               4.  Year 2000 Issues
                   ----------------

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

 Item 3.       Quantitative and Qualitative Disclosure of Market Risk
               ------------------------------------------------------

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


         Dated: November 12, 1999         RELIV' INTERNATIONAL, INC.


                                          By:   /s/ Robert L. Montgomery
                                             -----------------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer and
                                              Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                   September 30     December 31
                                                       1999            1998
                                                   ------------    ------------
                                                    (unaudited)     (see notes)
Assets

Current assets:
  Cash and cash equivalents                        $  1,610,358    $  2,816,804
  Accounts and notes receivable,
    less allowances of
    $3,100 in 1999 and $5,000 in 1998                 1,260,324         777,443
  Inventories
       Finished goods                                 1,931,028       1,702,359
       Raw materials                                  3,006,304       1,865,649
       Sales aids and promotional materials             410,174         361,322
                                                   ------------    ------------
                     Total inventories                5,347,506       3,929,330

  Refundable income taxes                               607,208         314,284
  Prepaid expenses and other current assets             554,497         440,597
  Deferred income taxes                                  79,960          79,269
                                                   ------------    ------------

Total current assets                                  9,459,853       8,357,727

Other assets:
  Goodwill, net of accumulated amortization
    of $52,553 in 1999 and $13,000 in 1998              472,984         512,399
  Other assets                                        1,001,017         703,623
                                                   ------------    ------------

Total other assets                                    1,474,001       1,216,022

Property, plant and equipment:
            Land                                        829,222         829,222
            Building                                  8,338,821       8,201,744
            Machinery & equipment                     3,826,702       2,783,923
            Office equipment                            462,265         446,205
            Computer equipment & software             1,801,791       1,676,372
            Construction in progress                       --           235,511
                                                   ------------    ------------
                                                     15,258,801      14,172,977
Less: Accumulated depreciation                       (4,282,755)     (3,493,754)
                                                   ------------    ------------
          Net property, plant and equipment          10,976,046      10,679,223
                                                   ------------    ------------

Total assets                                       $ 21,909,900    $ 20,252,972
                                                   ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                   September 30    December 31
                                                       1999            1998
                                                   ------------    ------------
                                                    (unaudited)     (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable                 $  4,147,329    $  3,568,334
            Distributors commissions payable          1,426,755       1,172,164
            Sales taxes payable                         186,419         221,377
            Interest expense payable                     29,894          27,851
            Payroll and payroll taxes payable           194,332         114,906
            Other accrued expenses                      201,799          85,123
                                                   ------------    ------------
Total accounts payable and accrued expenses           6,186,528       5,189,755

    Income taxes payable                                  1,805          55,258
    Borrowings under line of credit                   1,711,948         313,825
    Current maturities of long-term debt
       and capital lease obligations                    613,267         508,362
    Unearned income                                       5,706         107,695
                                                   ------------    ------------

  Total current liabilities                           8,519,254       6,174,895

Capital lease obligations,
  less current maturities                               343,449         373,455
Long-term debt, less current maturities               5,114,846       5,216,107
Other non-current liabilities                           304,106         148,349

Stockholders' equity:
  Common stock, no par value;
    20,000,000 shares authorized;
    9,619,102 shares outstanding
    as of 9/30/99 and 9,653,502 shares
    outstanding as of 12/31/98                        9,178,645       9,179,764
  Notes receivable-officers and directors               (39,886)        (44,746)
  Retained deficit                                   (1,158,574)       (354,195)
  Foreign currency translation adjustment              (351,940)       (440,657)
                                                   ------------    ------------

Total stockholders' equity                            7,628,245       8,340,166
                                                   ------------    ------------


Total liabilities and stockholders' equity         $ 21,909,900    $ 20,252,972
                                                   ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                                 Three months ended September 30     Nine months ended September 30
                                                                        1999            1998               1999            1998
                                                                   ------------    ------------       ------------    ------------
                                                                    (unaudited)     (unaudited)        (unaudited)     (unaudited)


Sales at suggested retail                                          $ 21,949,007    $ 18,308,241       $ 69,437,840    $ 55,327,659
  Less: distributor allowances on product purchases                   4,982,390       5,729,439         15,813,749      18,477,538
                                                                   ------------    ------------       ------------    ------------

Net sales                                                            16,966,617      12,578,802         53,624,091      36,850,121

Costs and expenses:
  Cost of products sold                                               8,981,652       3,727,590         27,969,050       8,151,181
  Distributor royalties and commissions                               3,551,871       4,066,766         11,742,671      12,956,205
  Selling, general and administrative                                 4,883,658       4,547,989         14,683,105      13,417,909
                                                                   ------------    ------------       ------------    ------------

Total costs and expenses                                             17,417,181      12,342,345         54,394,826      34,525,295
                                                                   ------------    ------------       ------------    ------------

Income/(loss) from operations                                          (450,564)        236,457           (770,735)      2,324,826

Other income (expense):
  Interest income                                                        19,472          32,842             81,172          99,605
  Interest expense                                                     (154,410)       (132,380)          (425,103)       (372,628)
  Other income/(expense)                                                 21,399         (14,728)            65,779         (54,198)
                                                                   ------------    ------------       ------------    ------------

Income/(loss) before income taxes                                      (564,103)        122,191         (1,048,887)      1,997,605
Provision/(benefit) for income taxes                                   (213,910)         48,904           (398,577)        779,066
                                                                   ------------    ------------       ------------    ------------

Net income/(loss)                                                  ($   350,193)   $     73,287       ($   650,310)   $  1,218,539
                                                                   ============    ============       ============    ============

Earnings/(loss) per common share                                   ($      0.04)   $       0.01       ($      0.07)   $       0.13
                                                                   ============    ============       ============    ============

Earnings/(loss) per common share - assuming dilution               ($      0.04)   $       0.01       ($      0.07)   $       0.12
                                                                   ============    ============       ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                   Nine months ended September 30
                                                                         1999           1998
                                                                     -----------    -----------
Operating activities:
Net income/(loss)                                                    ($  650,310)   $ 1,218,539
Adjustments to reconcile net income/(loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                        819,877        557,173
    Provision for losses on accounts receivable                             --            7,000
    Foreign currency translation (gain) loss                             (24,108)       106,705
    (Increase) decrease in accounts and notes receivable                (430,084)       (12,220)
    (Increase) decrease in inventories                                (1,385,238)    (2,225,590)
    (Increase) decrease in refundable income taxes                      (397,969)      (394,068)
    (Increase) decrease in prepaid expenses
      and other current assets                                          (102,723)      (152,204)
    (Increase) decrease in other assets                                 (306,232)           958
    Increase in accounts payable and accrued expenses                  1,092,281      2,542,523
    Increase (decrease) in income taxes payable                           49,607         10,338
    Increase (decrease) in unearned income                              (102,018)        78,655
                                                                     -----------    -----------

Net cash provided by (used in) operating activities                   (1,436,917)     1,737,809

Investing activities:
Purchase of property, plant and equipment                               (966,258)    (1,370,165)
                                                                     -----------    -----------

Net cash used in investing activities                                   (966,258)    (1,370,165)

Financing activities:
Net borrowings under line of credit                                    1,398,123           --
Proceeds from long-term borrowings                                       300,000        471,486
Principal payments on long-term borrowings                              (311,094)      (239,257)
Principal payments under capital lease obligations                      (119,555)       (39,152)
Dividends paid                                                           (96,505)      (240,963)
Proceeds from notes receivable assumed from issuance
  of common stock from exercise of options                                 4,860          2,315
Purchase of treasury stock                                               (58,682)          --
                                                                     -----------    -----------

Net cash provided by financing
  activities                                                           1,117,147        (45,571)
Effect of exchange rate changes on cash
  and cash equivalents                                                    79,582       (213,734)
                                                                     -----------    -----------

Increase (decrease) in cash and cash
  equivalents                                                         (1,206,446)       108,339
Cash and cash equivalents at beginning
  of period                                                            2,816,804      2,426,426
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $ 1,610,358    $ 2,534,765
                                                                     ===========    ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 1999

Note 1--  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


Note 2--  Earnings per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three months ended September 30      Nine months ended September 30
                                                                       1999            1998                1999              1998
                                                               ------------------------------        ----------------------------
         Numerator:
          Numerator for basic and diluted
             earnings per share--net income/(loss)                  ($350,193)        $73,287           ($650,310)     $1,218,539
          Denominator:
           Denominator per basic earnings per
             share--weighted average shares                         9,649,000       9,643,000           9,649,000       9,643,000
           Effect of dilutive securities:
             Employee stock options and other warrants                117,000         568,000             117,000         568,000
                                                               ------------------------------        ----------------------------

             Denominator for diluted earnings per
               share--adjusted weighted average shares              9,766,000      10,211,000           9,766,000      10,211,000
                                                               ==============================        ============================

          Basic earnings/(loss) per share                              ($0.04)          $0.01              ($0.07)          $0.13
                                                               ==============================        ============================
          Diluted earnings/(loss) per share                            ($0.04)          $0.01              ($0.07)          $0.12
                                                               ==============================        ============================


Note 3--  Comprehensive Income

          Total comprehensive income/(loss) was ($397,559) and ($561,593) for the three months and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 1998, comprehensive income/(loss) was ($9,025) and $1,027,684, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 4--  Segment Information

                                                        Three months ended                            Three months ended
                                                        September 30, 1999                            September 30, 1998
                                                        ------------------                            ------------------
                                                     Network       Manufacturing                   Network       Manufacturing
                                                    marketing      and packaging                  marketing      and packaging
                                                  -------------------------------               -------------------------------
          Net sales to external customers           9,729,566         7,237,051                  10,936,232         1,642,570
          Intersegment net sales                           --         1,392,638                          --         1,626,509
          Segment profit/(loss)                       361,553          (432,945)                    882,826          (227,402)


                                                         Nine months ended                             Nine months ended
                                                        September 30, 1999                            September 30, 1998
                                                        ------------------                            ------------------
                                                     Network       Manufacturing                   Network       Manufacturing
                                                    marketing      and packaging                  marketing      and packaging
                                                  -------------------------------               -------------------------------
          Net sales to external customers          31,056,509        22,567,582                  34,877,448         1,972,673
          Intersegment net sales                           --         4,677,551                          --         5,445,162
          Segment profit/(loss)                     1,320,182          (977,980)                  3,895,245          (410,767)
          Segment assets                           13,370,696         5,790,273                  12,738,487         4,551,303


          A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                        Three months ended                             Nine months ended
                                                             September 30                                  September 30
                                                        1999              1998                        1999              1998
                                                    -----------------------------               -------------------------------
          Total profit for reportable segments        (71,392)          655,424                     342,202         3,484,478
          Corporate expenses                         (379,172)         (418,967)                 (1,112,937)       (1,159,652)
          Non operating - net                          40,871            18,114                     146,951            45,407
          Interest expense                           (154,410)         (132,380)                   (425,103)         (372,628)
                                                    -----------------------------               -------------------------------
          Income before income taxes                 (564,103)          122,191                  (1,048,887)        1,997,605
                                                    =============================               ===============================


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