Form 10-K
period 1999-12-31
RELIV INTERNATIONAL INC
filed 2000-03-30
CIK 768710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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


                                 (636) 537-9715
                                 --------------
               Registrant's telephone number, including area code




Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                                 Name of each exchange
   Title of Class                                on which registered:
   --------------                                --------------------
   Common Stock, without par value               NASDAQ National Market tier
                                                 of The NASDAQ Stock Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes       No
                                          ----      -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

         Based upon the closing price of $2.00 per share of Registrant's Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $11,277,180. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

         The number of shares outstanding of the Registrant's Common Stock as of March 15, 2000, was 9,551,102 (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

PART I

Item No. 1 - Business

General

         Reliv' International, Inc. (the "Company") was incorporated in Illinois on February 11, 1985, under the name American Life Investors, Inc. The name of the Company was changed to its current name on January 20, 1992. The Company maintains its principal executive offices at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63006.

         The Company produces a line of food products including nutritional supplements, diet management products, functional foods, a line of granola bars and a sports drink mix. Functional foods are products designed to influence specific functions of the body. These products are sold by subsidiaries of the Company to a sales force of independent distributors who sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico, the United Kingdom and Colombia.

         The Company has two wholly-owned subsidiaries, Reliv', Inc. ("Reliv'") and Reliv' World Corporation ("Reliv' World"). Reliv' World has six subsidiaries
- Reliv' Australia, Reliv' Canada, Reliv' New Zealand, Reliv' Mexico, Reliv' Europe and Reliv Now Colombia.

         Reliv' was organized as an Illinois corporation on May 24, 1988, as a wholly-owned subsidiary of the Company, and began selling nutritional supplement products in October, 1988, in the United States.

         In  Australia,  Canada,  New Zealand,  Mexico,  the United  Kingdom and
Colombia, the Company's products are sold through Reliv' World and its subsidiaries in each of such countries. Reliv' World was organized as an Illinois corporation on March 30, 1992, as a wholly-owned subsidiary of Reliv'. Reliv' World was organized to conduct the foreign sales operations of the Company and to own foreign sales operations and subsidiaries. On July 1, 1992, Reliv' declared a dividend of all of the stock of Reliv' World and distributed all of such stock to its sole shareholder, the Company.

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

         In July, 1999, Reliv Now Colombia Ltda. ("Reliv Now Colombia") was organized as a Colombian corporation and as a wholly-owned subsidiary of Reliv World. Reliv Now Colombia commenced set-up operations in October, 1999, and began selling the Company's products to distributors in Colombia in March, 2000.

Principal Products

         Through its subsidiaries, the Company markets and sells a line of related products including nutritional supplements, weight control products, functional foods, granola bars, and sports drink mixes. In December, 1999, the Company discontinued the sale of its skin care line.

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

         Reliv' Ultrim-Plus(R) is designed as a meal replacement (for a maximum of two meals per day) in a weight loss program. In January, 2000, the Company introduced a newly modified formulation of Reliv' Ultrim-Plus to enhance weight loss in its users. The new product formulation now includes an advanced complex of thermogenic fat burners, along with an increased level of soy protein. Each serving of the product provides 35 percent of the recommended daily allowance of many essential vitamins and minerals. Reliv' Ultrim-Plus is available in three flavors - vanilla, chocolate and strawberry. The product is in powdered form for mixture with water or milk.

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

         Reliv' Innergize!(R)is a patented powdered sports drink containing a mixture of vitamins and minerals. Reliv' Innergize is available in lemon, orange and cool punch flavors.

         Reliv' Fibrestore(R) is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. The product is in powdered form for mixture with water or juice. In January, 2000, the Company introduced a newly modified formulation of Reliv' Fibrestore to significantly reduce its calorie intake to just 25 calories per serving. A modified version of the Reliv' Fibrestore formula is marketed in Canada under the name Herbal Harmony in compliance with that country's nutritional regulations.

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

         In November, 1998, the Company introduced Reliv' SoySentials(TM), a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. The product is in powdered form for mixture with water or juice. The U.S. Food and Drug Administration has identified soy protein as an effective nutrient for reducing cholesterol levels, and thereby reducing the risk of heart disease.

         In January, 2000, the Company introduced Reliv' SoySense(TM), a berry flavored nutritional supplement containing soy as well as other vitamins, minerals and herbs to be consumed by men as well as women. The product is in powdered form for mixture with water or juice.

         In January, 2000, the Company introduced Reliv Now For Kids, a product designed to provide a balanced nutritional supplement for a child's diet which contains a variety of vitamins and minerals. The products are in powdered form to be mixed with water or milk. Reliv Now for kids is available in chocolate and vanilla.

         The Company conducts ongoing research and development on its product line and intends to introduce additional product items. See "Research and Development."

Patents and Trademarks

         The Company has obtained U.S. patents on the formulations of Reliv' Innergize!, Reliv' Fibrestore and Reliv' Cellebrate.

         The Reliv' Classic formula has a U.S. Patent. Reliv' NOW is a trade secret formulation which is a derivative of the Reliv' Classic formulation. The core mixture of Reliv' NOW is incorporated in the Reliv' Ultra Bars. These products are manufactured and sold by the Company under an Exclusive License Agreement dated December 1, 1991 ("License Agreement"). The License Agreement is worldwide in scope and continues through the life of the patent. Pursuant to the License Agreement, the Company is obligated to pay the owner of the patent and the developer of the formulations, Dr. Theodore P. Kalogris, a royalty of 5 percent of the revenues from the sale of products containing the licensed formulas, with a minimum $10,000 and maximum $22,000 monthly royalty. The Company's obligation to pay the royalty payments will terminate on the later of
(i) 10 years from the date of the License Agreement or (ii) the death of Dr. Kalogris, and the License Agreement will be deemed to be paid in full at that time.

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

         Trademark registrations for "Reliv'" and for many of the Company's product names are either issued or pending in the U.S. Patent and Trademark Office. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Colombia, the Philippines and several other foreign countries. The Company considers its trademarks and tradenames to be an important asset of its business.

Sales and Marketing

         The Company sells its products to a network of independent contractors, designated as "distributors", who in turn sell the products directly to consumers. The Company's products are marketed and sold to distributors in the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom and Colombia through a subsidiary in each country. The marketing efforts of the Company and these subsidiaries are focused on the development, training and support of this network of independent distributors. The Company, through these subsidiaries, supports an active training program for distributors in which
Company  representatives  and  experienced   distributors  lead  group  training
sessions. The Company and these subsidiaries also create and provide distributors with manuals, brochures and other promotional, training and informational publications. Periodically, each subsidiary sponsors distributor meetings at which Company representatives provide training and information concerning the Company's products. Company subsidiaries also sponsor group telephone conference calls for training and promotional activities.

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

         The Company also sponsors an Ambassador Program. To qualify as an Ambassador, a distributor must hold the level of Master Director and must assist personally sponsored Master Affiliates in meeting specified levels of additional compensation payments. The levels of Ambassador are, in order, Ambassador, Bronze Ambassador, Silver Ambassador, Gold Ambassador and Platinum Ambassador. As higher levels are reached, Ambassadors are entitled to increased percentages of the retail sales volume of Master Affiliates below them through five levels of sponsorship, and at the two highest levels, a percentage of the sixth level of sponsorship below their personally sponsored Master Affiliates. Ambassadors are also entitled, depending on the level, to additional benefits, such as participation in Company sponsored events, paid hotel rooms at conventions, health insurance and car allowances. Periodically, a group of high level Ambassadors meet with Company executives in the "Reliv Inner Circle" to exchange ideas on new programs, products and marketing opportunities.

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

         As of December 31, 1999, 37,018 persons or entities were registered as distributors of Company subsidiaries of which 4,227 were Master Affiliates. This is a slight increase in the number of distributors from December 31, 1998 totals of 36,884 distributors of which 5,198 were Master Affiliates. The number of registered distributors and Master Affiliates in each country in which Company subsidiaries operate is as follows:


                      Distributors   Master Affiliates
                      ------------   -----------------
       United States    30,100               3,250

       Australia         2,727                 206

       New Zealand         625                  38

       Canada              659                 123

       Mexico            2,528                 456

       United Kingdom      379                 154


         Not all persons registered as distributors of Company subsidiaries are active. Reliv' requires that persons wishing to continue as distributors renew their distributorship annually by the payment of a fee ($20 in the United States); the number of distributors shown in the preceding table reflects persons who have become distributors within the past 12 months and those who renewed their distributorship during 1999.

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

         In the United States, the Company's products are warehoused and shipped by common carrier to distributors. A facility in Chesterfield, Missouri serves the east and central parts of the country and the Company utilizes a public warehouse facility in Las Vegas, Nevada to supply the West Coast. See "Item No. 2 - Properties". Products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Toronto, Canada; Mexico City, Mexico; London, England and Medellin, Colombia. Each subsidiary of the Company maintains an office and personnel to receive, record and fill orders from distributors. Distributors order product from Company subsidiaries in case lots and pay for the goods prior to shipment. In general, state or local governmental sales taxes are collected by Company subsidiaries for taxing authorities.

Manufacturing and Product Sources

         The Company established a manufacturing line at its facility in Chesterfield, Missouri and had begun manufacture of its nutritional products in early 1993. Shortly after manufacturing commenced, the facility was flooded in July 1993, as a result of a break in a levee on the Missouri River. The Company initiated the return of manufacturing to its Chesterfield facility in mid-1995 and currently manufactures all of its products (except granola bars) at this facility. The Company expanded its Chesterfield facility in 1997. See "Item No. 2 - Properties".

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

Research and Development

         At its Chesterfield facility, the Company conducts research, product development and formulation, testing and quality control, all relating to food products. Research and development costs were $393,000 in 1999, $319,000 in 1998, and $286,000 in 1997.

Employees

         As of December 31, 1999, the Company and all subsidiaries had approximately 194 full-time employees compared with 228 such employees at the end of 1998. This decrease is the result of a reduction in manufacturing and warehouse employees due to the cutback in the contract manufacturing business segment.

Product Regulation

         The formulation, labeling and advertising or promotion of the Company's products are subject to regulation by the Federal Food and Drug Administration
(FDA) which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FDCA"), the Federal Trade Commission (FTC) and various agencies of the states or countries into which the Company's products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of the Company's food products and also with respect to the formulation of those products. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") and related regulations. Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on the labels or labeling of nutritional supplements. The Company does not believe these laws or regulations will have a material effect on its products or operations. Nutritional and dietary supplements such as those manufactured and sold by the Company, for which no therapeutic claim is made, are not subject to FDA approval prior to their sale. Products can be removed from the market if shown to be unsafe, and if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation treatment or prevention of disease, it can regulate those products as drugs and require pre-market clearance. In addition, if the FDA determines that the claims concerning a product's affect on the "structure or function" of the body do not meet the requirements of DSHEA, such claims could result in such product being subject to regulation as a drug.

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

Competition

         The Company's products are sold in highly competitive markets against companies with substantially greater sales volume and financial resources than the Company and with brands that are, through advertising and other methods, better known to consumers. The Company competes against other direct selling companies and against companies which sell heavily advertised and promoted products through retail stores, including supermarkets, drug stores and health food stores. The Reliv' Ultrim-Plus and Cellebrate products compete with numerous other products in the weight loss market, including nationally advertised products such as SlimFast(tm). Many companies have entered, or have plans to enter, the sports drink market in which Reliv' Innergize! and ProVantage compete, a market long dominated by Gatorade(tm). Reliv' NOW, Reliv' Classic and Reliv' Fibrestore compete with numerous mineral and vitamin supplement products. With Arthaffect, the Company has entered the relatively new "functional foods" market, which is expected to be extremely competitive and led by the major food companies.

International Operations

         Prior to 1991, the Company marketed and sold its products solely within the United States. In February, 1991, Reliv' entered into a joint venture with an Australian corporation and the joint venture began marketing and selling the Company's products in Australia in May, 1991. As of March, 1992, the Company organized Reliv' World to conduct international operations, acquired the business of the Australian joint venture and began conducting business in Australia through Reliv' Australia. In June, 1992, the Company began marketing and selling its products in New Zealand through Reliv' New Zealand, in November, 1992, began marketing and selling its products in Canada through Reliv' Canada, and in August, 1993, began marketing and selling its products in Mexico through Reliv' Mexico. In July, 1995, the Company began marketing and selling its products in the United Kingdom through Reliv' UK, a licensee. In October, 1998, Reliv' Europe acquired Reliv' U.K. In March, 2000, the Company began marketing and selling its products in Colombia through Reliv Now Colombia.

         Each foreign subsidiary markets, sells and uses substantially the same line of products, labeling and method of distribution as Reliv' in the United States, although not all of the Company's products are available in each country and the formulation of some of the products vary to comply with local governmental regulations or requirements.

         Reference is made to Note 19 of the Consolidated Financial Statements contained in Part IV hereof for financial information on geographical segments.

Manufacturing and Packaging Services

         In the last quarter of 1995, the Company commenced providing manufacturing and packaging services at its Chesterfield manufacturing facility. These services include blending, processing and packaging food products in accordance with specifications or materials provided by the customer. Revenues from these services during 1997 were $1,525,000, increased to $6,332,000 in 1998 as a result of regaining a major customer and obtaining other business, and increased even further to $27,292,000 in 1999 due to retaining the business of several large customers. In 1998 and 1999, one customer, Met-Rx USA, Inc., accounted for $5,447,000 and $21,350,000 of the Company's total sales, respectively.

         Reference is made to Note 19 of the Consolidated Financial Statements contained in Part IV hereof for financial information on business segments.

Item No. 2 - Properties

         The Company owns approximately six acres of land and a building containing approximately 136,000 square feet of office, manufacturing and warehouse space located at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri, 63006, where it currently maintains its corporate headquarters. In 1998, the Company completed an expansion to the Chesterfield facility on land owned by the Company adjacent to existing building. Approximately 90,000 square feet of manufacturing, warehouse and office space was added to the existing 46,000 square foot facility. The Company obtained a construction loan of $4,430,000 to finance the expansion. As of December 31, 1999, this loan had a principal balance of $4,261,000.

         The original property was purchased in July, 1991, and, as part of the purchase price for the premises, the Company assumed the remaining principal balance of $850,108 of a 1984 industrial revenue bond with an original principal sum of $975,000. In addition, the Company executed a promissory note to the seller in the amount of $250,000. The principal balances of the bond and promissory note at December 31, 1999, are $477,000 and $205,000, respectively. The promissory note is secured by a deed of trust on the premises. The Company funds payments under the industrial revenue bond and promissory note from working capital. In 1992, the Company completed an addition to its building of approximately 12,000 square feet used for manufacturing of its products. In May, 1993, the Company purchased 3.4 acres of land adjacent to the original facility for $400,000.

         The Company leases office space in Suburban Sydney, Australia; Mississauga, Ontario, Canada; Mexico City, Mexico; Suburban London, England and in Medellin, Colombia to support its operations in those areas, and has a contract warehouse arrangement in Auckland, New Zealand.


Item No. 3 - Legal Proceedings

         In May, 1998, the former sales/general manager of the Company's Canadian subsidiary filed a lawsuit claiming unlawful termination and breach of contract. The individual had been terminated by the Company in March, 1998. The Company believes the claim is without merit and intends to vigorously defend itself. The Company has engaged Canadian counsel to defend this suit. Examinations of discovery may not yet be completed as some undertakings of the parties remain outstanding. At this time, the outcome of this matter is uncertain, and a range of loss cannot be reasonably estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

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



                                 1999 and 1998 Quarterly Stock Price Data
                                 ----------------------------------------


                                         HI                LO
                                       -----             -----
1999
First Quarter                          2.625             1.875
Second Quarter                         2.000             1.313
Third Quarter                          1.750             1.063
Fourth Quarter                         1.625             0.750

1998
First Quarter                          5.125             2.875
Second Quarter                         4.875             3.063
Third Quarter                          4.000             2.438
Fourth Quarter                         3.750             2.031

         As of March 15, 2000, there were approximately 1,771 holders of record of the Company's Common Stock.

         On January 29, 1998, a cash dividend of $.01 per share was paid to shareholders of record. On June 22, 1998, a cash dividend of $.015 per share was paid to shareholders of record. On March 20, 1999, a cash dividend of $.01 per share was paid to shareholders of record. The amount and timing of future dividends will be subject to declaration of the Board of Directors consistent with results of operation of the Company and its financial condition at the time.

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

                                                                        Year ended December 31
                                                 1999             1998           1997           1996          1995
                                        ------------------------------------------------------------------------------

Net Sales                                    $67,973,526      $51,893,511    $46,836,270    $40,729,993    $28,913,873

Net Income (Loss)                            $(1,400,181)     $ 1,556,929    $ 2,028,988    $ 1,507,014    $   569,823

Earnings (Loss) per common share(1):
    Basic                                       (.15)              .16            .21            .15            .06
    Diluted                                     (.15)              .16            .20            .15            .06

Cash Dividends per share of Common Stock         .01               .025           .03            .02            .01

Total Assets                                 $20,771,818      $20,252,972    $15,969,948    $11,401,665    $10,276,234

Long-term debt and
capital lease obligations,
less current maturities                      $ 5,295,720      $ 5,589,562    $ 5,148,625    $ 1,478,079    $ 1,416,764

---------------------------------------------

(1) All earnings per share data has been retroactively adjusted for the pro forma effect of the Company's 10% stock dividend issued in February 1997.

                                                        15

Item No. 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Income and Net Sales

1999 vs. 1998

         The Company's 1999 net loss was $1,400,000 or $.15 per share. This compares with net income of $1,557,000 or $.16 per share in 1998. Net loss in the United States, the Company's primary market, was $915,000 in 1999, compared to net income of $1,659,000 in 1998. The United States operation is comprised of the network marketing segment and the manufacturing and packaging services segment. In 1999, the network marketing segment in the United States had a net income of $338,000, and the manufacturing and packaging segment incurred a loss of $1,253,000. Net loss from international operations was $485,000 in 1999, compared with a loss of $102,000 in 1998. The decrease in income, as explained in greater detail below, resulted from a variety of factors, but primarily a decrease in network marketing sales in United States, and losses in the manufacturing and packaging operation, due in part to increases in interest, facility and administrative expenses necessary to support this business segment.

         Net sales increased in 1999 to $68,000,000, as compared to $51,900,000 in 1998, as a result of a 34% increase in net sales in the United States from $47,400,000 in 1998 to $63,400,000 in 1999. Net sales in the United States, which accounts for 93% of total net sales, is comprised of network marketing sales and manufacturing and packaging services. In 1999, network marketing sales in the United States were $36,100,000 compared to $41,000,000 in 1998, and net sales from manufacturing and packaging services increased to $27,300,000 from $6,300,000 in 1998. Net sales in the foreign operations increased to $4,600,000 in 1999 from $4,500,000 in 1998.

         Net sales for the fourth quarter of 1999 were $14,300,000, a decrease from the fourth quarter 1998 net sales of $15,000,000. During the period, network marketing sales in the United States declined to $8,400,000, as compared to $9,500,000 in the fourth quarter 1998. Net sales in manufacturing and packaging services increased from $4,400,000 to $4,700,000. Net sales in foreign operations remained constant at $1,200,000 for the quarter.

         In the United States, the Company's largest market, the number of active distributors increased slightly to 30,100 from 29,200. The retention rate of distributors who renew their annual agreement continued to remain high at 57%. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, decreased to 3,250 in the United States in 1999 from 4,123 in 1998. In 1999, the Company processed 74,103 wholesale orders at an average retail price of $603, compared to 78,609 orders at an average of $663 in 1998. Wholesale orders are defined as distributor orders placed at their qualified discount level and are in full case quantities.

         The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. These orders are placed at full retail price and can be ordered in quantities in less than full case lots. In the United States in 1999, the program processed a total of 57,598 orders for a net sales total of $5,800,000, compared to $6,300,000 in 1998.

         The Company is continuing to develop existing marketing programs such as the "The Star Director," "Ambassador" and "Road to Presidential" programs. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 1999, $1,315,000 was paid through this program compared to $1,345,000 in 1998. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. At year end 1999, there were 64 Ambassadors who shared in bonuses totaling $584,000, compared to 58 Ambassadors at the end of 1998 sharing bonuses of $799,000. The Road to Presidential Program, through training and rewards, is designed to encourage distributors to reach the highest level of earnings potential by building downline organizations.

         During the third quarter of 1999, the Company successfully launched its enhanced Internet site, with e-commerce capabilities. The web site allows a number of features for distributors, including online ordering, online sponsoring of new distributors, account information and sales organization activity. In conjunction with the launch of the Internet site, distributors are also able to establish their own personal web site, which enabled distributors to market themselves through the Internet, as well as place product orders, track shipments, receive Company e-mails and other interactive functions. Over 500 distributors have signed up for personal web sites. The Company believes the use of the Internet will contribute significantly to sales growth in the future.

         Contributing to the decrease in United States net sales in 1999 was the lack of a new product introduction during the year. In January 2000, the Company introduced four new products at its United States National Convention in Reno, NV. The product introduction included NOW for Kids, a nutritional supplement important for growing bodies, SoySense, a supplement that provides soy protein, a nutrient proven to lower the risk of heart disease, Ultrim Plus, a reformulated meal replacement product to assist in weight loss, and a new formula of Fibrestore, a fiber-rich antioxidant supplement. The Company anticipates sales on these new products to enhance sales during 2000 and is expanding its investment and development in new products to promote sales growth in future years.

         In Australia and New Zealand net sales declined to $2,544,000 in 1999 from $2,897,000 in 1998. Fourth quarter 1999 sales decreased to $630,000 from $687,000 in 1998. New distributor enrollments declined in Australia and New Zealand to 1,186 from 1,814 in 1998. Distributor renewals in Australia were 56% and in New Zealand 39% in 1999 as compared to 54% and 38% in 1998, respectively. The Company believes sales in Australia and New Zealand will be affected positively by several additions, including a new sales manager, employed in July, and the introduction in May 1999 of Arthaffect, a product that represents nearly 10% of retail sales in the United States. SoySense, a soy based nutritional supplement was introduced in March 2000. In addition, a number of top selling products have been submitted for regulatory approval and should be available for sale there in the near future.

         Net sales in Canada decreased in 1999 to $993,000 from $1,214,000 in 1998. Fourth quarter sales decreased to $258,000 in 1999 compared to $274,000 in 1998. New distributor enrollments declined to 568 from 797 in 1998. Sales for the year have continued to be adversely affected by the change in sales leadership. The Company is initiating several product introductions, including the introduction of SoSense, a soy based nutritional supplement in March 2000. The Company believes stability is returning to the Canadian distributor force and that sales will improve in 2000.

         Net sales in Mexico in 1999 were $691,000 compared to $317,000 in 1998. Net sales in the fourth quarter 1999 were $215,000 compared to $81,000 in 1998. New distributor enrollment increased in 1999 to 2,324 compared to 445 in 1998. Net Sales have been affected positively by the efforts of the sales management team, plus the establishment of distribution centers owned and operated by key distributors to facilitate sales and the delivery of product in cities outside of Mexico City. With the inadequate distribution system in Mexico, this is a common method used by network marketing companies to distribute their products. The Company has submitted several products for regulatory approval and believes these additions to the product line will have a positive effect on future sales.

         The Company began marketing its products in the United Kingdom in July 1995, through a licensee. Revenues under the license agreement in 1996, 1997 and 1998 were minimal and in October 1998, the Company, through a subsidiary, assumed ownership and control of the United Kingdom operations. The United Kingdom subsidiary reported net sales of $109,000 in the fourth quarter of 1998. Sales in the United Kingdom in 1999 were $356,000. The Company hired a sales manager in January 2000 to improve sales efforts in this region. During 1999, the Company operated without a sales manager.

         The Company announced that in the first quarter 2000 it would commence sales in Colombia, with intentions of expanding into other Latin and South American countries.

         The Company provides contract packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales increased in 1999 to $27,300,000 from $6,300,000 in 1998. Despite the increase in net sales, the Company experienced significant setbacks in profitability reporting a net loss of $1,253,000, compared to a net loss of $407,000 in 1998.

          The increase in sales was due to services provided for two major customers. The Company's sales to third party customers consists of the Company purchasing raw materials, using customer provided packaging, and selling a finished product to the customer. The Company's growth in net sales led to production capacity and warehousing problems, and related labor inefficiencies. Cost of goods for 1999 were 101% of net sales. Even under optimal operating efficiencies, the gross margin for these customers is substantially less than margins in sales of network marketing products. The Company has taken steps to better manage this area, including plant staff reductions, warehouse cost reductions, elimination of the unprofitable business and review of profit margins by customer and project. Future efforts to develop contract packaging services have been discontinued as the Company has placed its efforts in increasing network marketing sales.

1998 vs. 1997

         The Company's 1998 net income was $1,557,000 or $.16 per share. This compares with net income of $2,029,000 or $.21 per share in 1997. Net income in the United States was $1,659,000 in 1998, compared to $2,177,000 in 1997. Net income from international operations was a loss of $102,000 in 1998, compared with a loss of $148,000 in 1997.

         Net sales increased in 1998 to $51,900,000, as compared to $46,800,000 in 1997, as a result of the 14% increase in net sales in the United States from $41,700,000 in 1997 to $47,400,000 in 1998. Net sales in the United States, which accounts for 91% of total net sales, is comprised of network marketing sales and manufacturing and packaging services. In 1998, network marketing sales in the United States increased to $41,000,000 compared to $40,200,000 in 1997, and net sales from manufacturing and packaging services increased to $6,300,000 from $1,500,000 in 1997. Net sales in the foreign operations declined to $4,500,000 in 1998 from $5,100,000 in 1997.

         In the United States, the Company's largest market, the number of active distributors decreased 2% to 29,169. The retention rate of distributors who renew their annual agreement continued to remain high at 54%. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 4,123 in the United States in 1998 from 3,631 in 1997. In 1998 the Company processed 78,609 orders at an average retail price of $663, compared to 73,136 orders at an average of $695 in 1997.

         The United States 1998 net sales were positively affected by the introduction of a new product, SoySentials, a soy-based nutritional supplement designed for use by women. This product expands the Company's product line in the growing functional foods category.

         The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. In 1998, the program in the United States, produced $6,300,000, or nearly 11% of total product sales at retail value, compared to $5,900,000 in 1997 and $4,300,000 in 1996. The Company introduced the Direct Select Program in Canada in October 1997 and in Australia, New Zealand and the United Kingdom over the course of 1998.

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

         Sales in Australia and New Zealand have been affected by continued delays in the introduction of several new products due to regulatory policies, plus increased levels of competition. The Company has received approval in Australia and New Zealand to sell Reliv' Classic and introduced it in May 1998. Reliv' Classic is the number one selling product in the United States accounting for approximately 25% of total retail sales. Fibrestore, a product which averages in excess of 10% of sales in the United States, was introduced in Australia in September, 1997.

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

         The Company began marketing its products in the United Kingdom in July 1995, through a licensee. Revenues under the license agreement in 1996, 1997 and 1998 were minimal and in October 1998, the Company through a subsidiary assumed ownership and control of the United Kingdom operations. The United Kingdom subsidiary reported net sales of $109,000 in the fourth quarter of 1998.

Cost of Sales

         During 1999, cost of network marketing products sold was 17% of net sales compared with 17% in 1998, and 18% in 1997. Cost of network marketing products sold remained constant at 17% in the fourth quarter of both 1999 and 1998. Cost of goods for contract packaging services was 101% for both 1999 and 1998. The high level of cost of goods in contract packaging sales was a result of production capacity and warehousing problems, and related labor inefficiencies.

Distributor Royalties and Discounts

         Distributor royalties and discounts as a percentage of network marketing sales increased to 38% in 1999 compared to 37% in both 1998 and 1997. In the fourth quarter of 1999, distributor royalties and discounts increased to 37% from 35% in 1998. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percentage of sales up to 18% in royalties and as much as 45% in discounts. On an annual basis, the percentage of distributor royalties and discounts to network marketing sales has remained fairly constant. Included in distributor royalties and discounts are royalties of $584,000 for 1999 earned through the Ambassador Program as compared to $799,000 in 1998 and $838,000 in 1997.

Selling, General and Administrative

         Selling, general and administrative expenses decreased to 29% as a percentage of net sales for 1999, from 35% in 1998, and 37% in 1997. The percentage change is primarily due to the increase in sales of the manufacturing and packaging business segment in comparison to total SGA expenses. Selling, general and administrative expenses for 1999 were $19,800,000 compared to $18,100,000 in 1998.

         In 1999, distribution and warehouse expense increased to $1,524,000 from $811,000 in 1998 primarily due to the increase in volume generated by contract packaging services, as expenses in this segment increased from $336,000 in 1998 to $972,000 in 1999.

         In 1999, sales incentive bonuses were $653,000, compared to $480,000 in 1998, as a result of a fourth quarter incentive that replaced a promotional trip that is generally expensed in the first quarter of the following year. Overall, sales and marketing expenses remained constant in 1999, despite a decrease in sales.

         Staff compensation and fringes increased by 15%, or $719,000, as departments were increased in order to service the anticipated sales growth, in both network marketing and manufacturing and packaging operations. Senior level management received a 25% compensation reduction as of August 1, 1999.

         Selling, general and administrative expense were also affected by the $425,000 increase in the reserve for bad debts as a result of financial difficulties experienced by one of the Company's contract packaging customers. This also accounts for the increase in selling, general and administrative expenses as a percentage of net sales in the fourth quarter 1999, which increased to 36% of net sales, compared to 31% during the fourth quarter 1998.

Interest Expense

         Interest expense in 1999 was $585,000 compared to $509,000 in 1998 and $210,000 in 1997. Interest expense in 1999 and 1998 increased in comparison to 1997 due to a loan package secured for the expansion of the Company's office and manufacturing facility, plus capital leases of furnishings and equipment. Interest expense in 1999 increased further as the result of increased short-term borrowings and the impact of higher interest rates.

Income Taxes

         Income taxes for 1999 reflects a tax benefit of $770,000 due to the pretax loss of $2,170,000. The provision for income taxes in 1998 was 1.8% of net sales or $941,000, and 3.0% of net sales, or $1,385,000 in 1997. The effective tax rate for 1999 was 35%. Effective tax rates for 1998 and 1997 were 38% and 41%, respectively. The 1997 effective rate was higher than the subsequent years as the result of the settlement of an audit by the Internal Revenue Service for the fiscal years 1992 through 1994. The 1999 tax benefit will be carried back against previous year's earnings.

Financial Condition

         The Company utilized $1,274,000 of net cash during 1999 for operating activities and increased cash by $1,779,000 through long-term financing and use of their lines of credit. This compares to $2,111,000 of cash generated from operating activities and $785,000 through long-term financing and use of the lines of credit in 1998. Cash and cash equivalents decreased $1,285,000 to $1,532,000 by year-end 1999. The Company invested $1,082,000, primarily in the acquisition of machinery and plant equipment. The Company used $584,000 to repay long-term borrowings and capital lease obligations.

         Current assets increased to $8,497,000 at December 31, 1999 from $8,358,000 as of December 31, 1998. Cash and cash equivalents decreased
$1,285,000 as described above. Accounts receivable increased to $794,000 at December 31, 1999 from $688,000 at December 31, 1998. The increase is due to sales to the Company's contract packaging customers. At December 31, 1999, the Company has reserved $430,000 as an allowance toward accounts receivable. This compares to $5,000 at year-end 1998. The increase is the result of financial difficulties experienced by one of the Company's contract packaging services customers.

         Inventories increased to $4,705,000 from $3,929,000 at year-end 1998, primarily as a result of increases in raw material inventories necessitated by increases in sales by the manufacturing and packaging business.

         Refundable income taxes increased to $855,000 at the end of 1999 from $314,000 as of the end of 1998. The increase is due to tax benefit from the loss incurred in 1999.

         Property, plant and equipment, after dispositions, increased $1,190,000 to $15,363,000 at December 31, 1999, primarily as a result of purchases of machinery and plant equipment in 1999. Acquisition was funded with working capital, as well as through a term loan with the Company's primary lender of $300,000.

         Current liabilities increased to $8,307,000 at December 31, 1999 from $6,175,000 at December 31, 1998. Trade accounts payable increased to $3,994,000 from $3,568,000 at December 31, 1998 primarily due to the increase in raw material inventory. Distributor commissions payable increased $249,000 to $1,421,000 at year-end as a result of improved net sales in December 1999 as compared to December 1998. Borrowings under the line of credit increased to $1,793,000 from $314,000 at December 31, 1998.

         Long-term debt decreased to $5,296,000 from $5,590,000 at December 31, 1998. Principal payments of $584,000 were offset by a $300,000 term loan used to acquire manufacturing equipment. The Company has a term loan with an outstanding balance of $4,261,000 as of December 31, 1999. This loan provided financing for the expansion of its facility in 1997. The Company has term loans with principal balances of $277,000 and $239,000 as of December 31, 1999, as well as long-term debt totaling $682,000, relating to the purchase of its original building and land. The Company also has operating lines of credit totaling $2,400,000. At December 31, 1999, the Company had utilized $1,793,000 of the lines of credit.

         Stockholders' equity decreased to $6,800,000 compared with $8,300,000 at December 31, 1998. The reduction is primarily due to the 1999 net loss of the Company. The Company paid out cash dividends of $97,000 in the first quarter 1999 and used $136,000 in cash to purchase treasury stock.

         The Company's working capital balance has decreased by $1,993,000 since December 31, 1998. The current ratio at December 31, 1999 declined to 1.02 from
1.35 at previous year-end. The Company's line of credit is formula-based and provides a borrowing arrangement based on a percentage of accounts receivable and inventory up to a maximum borrowing limit. As of December 31, 1999, the Company had borrowed more than the amount allowed under the collateral calculation, but has obtained a waiver to allow it to borrow the maximum amount under the line through September 30, 2000. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2000.

Year 2000 Issues

         Based on recent assessments, the Company did not experience a material effect on its operations as a result of Year 2000 issues. The Company's computer hardware and software systems are Year 2000 compliant. The Company has determined it has no exposure related to the Year 2000 for the products it sells. The cost of attaining Year 2000 compliance was not material for the Company.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

         The  statements  contained  in  Item  7  (Management's  Discussion  and
Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

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

               Financial Disclosure

         None.

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 25, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 25, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 12 - Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 25, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 25, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.



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

                                                                         Exhibit
                  Document                                               Number


         Kreher  Employment  Agreement dated April
         13,  1994   (incorporate   by   reference
         Exhibit  10.14 to the  Registrant's  Form
         10-Q for  quarter  ended June 30,  1994).                          10.7

         1994 Annual Incentive  Compensation  Plan
         (incorporate  by reference  Exhibit 10.11
         to the Form  10-K of the  Registrant  for
         year ended December 31, 1995)                                      10.8

         1994  Long-Term  Incentive   Compensation
         Plan  (incorporate  by reference  Exhibit
         10.12 to the Form 10-K of the  Registrant
         for year ended December 31, 1995)                                  10.9

         Agreement with Avogen, Inc. dated July 1,
         1995  (incorporate  by reference  Exhibit
         10.13 to the Form 10-K of the  Registrant
         for year ended December 31, 1995)                                 10.10

         Agreement   with  Conkle  &  Olesten  and
         Avogen,   Inc.   dated   July   1,   1995
         (incorporate  by reference  Exhibit 10.14
         to the Form  10-K of the  Registrant  for
         year ended December 31, 1995)                                     10.11

         Agreement    with   Traco   Labs,    Inc.
         (incorporate  by reference  Exhibit 10.14
         to the Form  10-K of the  Registrant  for
         year ended December 31, 1996)                                     10.12

                                                                         Exhibit
                  Document                                               Number

         Amendment  to Avogen and Conkle & Oleston
         Agreements    dated    April   25,   1997
         (incorporate  by reference  Exhibit 10.15
         to the Form  10-K of the  Registrant  for
         year ended December 31, 1997)                                     10.13

         Loan Agreement  dated March 20, 1996 with
         Southwest Bank of St. Louis  (incorporate
         by  reference  Exhibit  10.14 to the Form
         10-K of the  Registrant  for  year  ended
         December 31, 1998)                                                10.14

         Deed of Trust Note dated  January 2, 1996
         in the amount of $950,000 with  Southwest
         Bank  of  St.   Louis   (incorporate   by
         reference  Exhibit 10.15 to the Form 10-K
         of the Registrant for year ended December
         31, 1998)                                                         10.15

         Line of Credit  Note dated March 20, 1996
         in  the   amount   of   $1,000,000   with
         Southwest Bank of St. Louis  (incorporate
         by  reference  Exhibit  10.16 to the Form
         10-K of the  Registrant  for  year  ended
         December 31, 1998)                                                10.16

         Line of Credit Note dated January 2, 1996
         in the amount of $500,000 with  Southwest
         Bank  of  St.   Louis   (incorporate   by
         reference  Exhibit 10.17 to the Form 10-K
         of the Registrant for year ended December
         31, 1998)                                                         10.17

         Deed of Trust  Note  dated  September  2,
         1997 in the  amount  of  $4,430,000  with
         Southwest Bank of St. Louis  (incorporate
         by  reference  Exhibit  10.18 to the Form
         10-K of the  Registrant  for  year  ended
         December 31, 1998)                                                10.18

         Reliv'  International,  Inc. Supplemental
         Executive  Retirement  Plan dated June 1,
         1998  (incorporate  by reference  Exhibit
         10.19 to the Form 10-K of the  Registrant
         for year ended December 31, 1998)                                 10.19

         Stock Purchase Agreement dated October 1,
         1998  among  Reliv'  World   Corporation,
         Reliv' Europe, Inc. and Global Nutrition,
         Inc.  regarding  purchase  of Reliv'  UK,
         Ltd.  (incorporate  by reference  Exhibit
         10.20 to the Form 10-K of the  Registrant
         for year ended December 31, 1998)                                 10.20

         1999 Stock  Option Plan  (incorporate  by
         reference  to  Appendix E of the Form 14A
         the  Registrant  filed  April  22,  1999)                         10.21

                                                                         Exhibit
                  Document                                               Number

         Statement  re:  computation  of per share
         earnings  (incorporate  by  reference  to
         Note  8  of  the  Consolidated  Financial
         Statements contained in Part IV)                                   11

         Subsidiaries     of    the     Registrant
         (incorporate     by     reference     the
         Registrants's  Response to Item 1 of Part
         I of this Form 10-K)                                               22

         Consent   of   Ernst  &   Young   L.L.P.,
         Independent Auditors                                               23


         (b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.


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

                  RELIV' INTERNATIONAL, INC.


         By: /s/ Robert L.  Montgomery
             -------------------------------
         Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date:    March 30, 2000

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:            /s/ Robert L.  Montgomery
         -------------------------------
         Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date:    March 30, 2000

By:           /s/ David G. Kreher
         -------------------------------
         David G. Kreher, Senior Vice President, Assistant Secretary

Date:    March 30, 2000

         By:  /s/  Carl  W.  Hastings
         -------------------------------
         Carl  W.  Hastings,  Executive  Vice  President,  Assistant  Secretary,
         Director

Date:    March 30, 2000

By:         /s/ Thomas W. Pinnock
         -------------------------------
         Thomas W. Pinnock III, Director

Date:    March 30, 2000

By:         /s/ Stephen M. Merrick
         -------------------------------

         Stephen  M.  Merrick,  Senior  Vice  President,   Secretary,   Director
         (principal financial and accounting officer)

Date:    March 30, 2000

By:            /s/ Donald L. McCain
         -------------------------------
         Donald L. McCain, Director

Date:    March 30, 2000

By:           /s/ John Akin
         -------------------------------
         John Akin, Director

Date:    March 30, 2000

By:          /s/ Sandra S. Montgomery
         -------------------------------
         Sandra S. Montgomery, Director

Date:    March 30, 2000

By:         /s/ Thomas T. Moody
         -------------------------------
         Thomas T. Moody, Director

Date:    March 30, 2000

By:        /s/ Marvin W. Solomonson
         -------------------------------
         Marvin W. Solomonson, Director

Date:    March 30, 2000

                           Reliv' International, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 1999, 1998 and 1997




                                    Contents

Consolidated Financial Statements:
     Report of Independent Auditors........................................F-1
     Consolidated Balance Sheets as of December 31, 1999 and 1998..........F-2
     Consolidated Statements of Operations for the years ended
        December 31, 1999, 1998 and 1997...................................F-4
     Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1999, 1998 and 1997...................................F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997....................................F-6
     Notes to Consolidated Financial Statements - December 31, 1999........F-8

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts for the years ended
     December 31, 1999, 1998 and 1997......................................F-28

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

                        [Letterhead of Ernst & Young LLP]


                         Report of Independent Auditors




Board of Directors and Stockholders
Reliv' International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv' International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv' International, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                             /s/ Ernst & Young LLP

March 7, 2000,
except for Note 6, as to which
the date is March 20, 2000

St. Louis, Missouri

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                    December 31
                                                                               1999                 1998
                                                                     -------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $ 1,531,700         $  2,816,804
   Accounts and notes receivable,
     less allowances of $430,000 in
     1999 and $5,000 in 1998                                                   794,037              688,194
   Note receivable from officer                                                164,250               89,250
   Inventories:
     Finished goods                                                          1,826,748            1,702,359
     Raw materials                                                           2,402,006            1,865,649
     Sales aids and promotional materials                                      476,708              361,322
                                                                     -------------------------------------------
   Total inventories                                                         4,705,462            3,929,330

   Refundable income taxes                                                     855,178              314,284
   Prepaid expenses and other current assets                                   304,734              440,596
   Deferred income taxes                                                       141,236               79,269
                                                                     -------------------------------------------
Total current assets                                                         8,496,597            8,357,727

Other assets:
   Goodwill, net of accumulated amortization
     of $65,692 in 1999 and
     $13,000 in 1998                                                           459,846              512,399
   Other assets                                                              1,013,130              703,623
                                                                     -------------------------------------------
Total other assets                                                           1,472,976            1,216,022

Property, plant and equipment                                               15,362,583           14,172,977
   Less accumulated depreciation and amortization                           (4,560,338)          (3,493,754)
                                                                     -------------------------------------------
                                                                            10,802,245           10,679,223
                                                                     -------------------------------------------

Total assets                                                               $20,771,818          $20,252,972
                                                                     ===========================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                    December 31
                                                                             1999                 1998
                                                                    -------------------------------------------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued expenses                                $    5,882,612       $    5,189,755
   Income taxes payable                                                          3,391               55,258
   Borrowings under line of credit                                           1,792,986              313,825
   Current maturities of long-term debt and
     capital lease obligations                                                 622,973              508,362
   Unearned income                                                               5,003              107,695
                                                                     -------------------------------------------
Total current liabilities                                                    8,306,965            6,174,895

Non-current liabilities:
   Capital lease obligations, less current maturities                          305,081              373,455
   Long-term debt, less current maturities                                   4,990,639            5,216,107
   Other non-current liabilities                                               350,415              148,349
                                                                     -------------------------------------------
Total non-current liabilities                                                5,646,135            5,737,911

Stockholders' equity:
   Common stock, no par value; 20,000,000 shares authorized,
     9,551,102 shares issued and outstanding in 1999 and 9,653,502
     shares issued and outstanding in 1998                                   9,082,382            9,179,764
   Notes receivable - officers and directors                                   (38,217)             (44,746)
   Accumulated deficit                                                      (1,889,297)            (354,195)
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment                                 (336,150)            (440,657)
                                                                     -------------------------------------------
Total stockholders' equity                                                   6,818,718            8,340,166


                                                                     -------------------------------------------
Total liabilities and stockholders' equity                                 $20,771,818          $20,252,972
                                                                     ===========================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                       Year ended December 31
                                                           1999                 1998                 1997
                                                  ----------------------------------------------------------------
Sales at suggested retail                                 $88,781,139          $75,987,414          $71,066,845
Less distributor allowances on
   product purchases                                       20,807,613           24,093,903           24,230,575
                                                   ----------------------------------------------------------------
Net sales                                                  67,973,526           51,893,511           46,836,270

Costs and expenses:
   Cost of products sold                                   34,557,290           14,286,498            9,404,283
   Distributor royalties and commissions                   15,316,965           16,664,486           16,837,084
   Selling, general and administrative                     19,834,063           18,069,355           17,083,792
                                                   ----------------------------------------------------------------
                                                           69,708,318           49,020,339           43,325,159
                                                   ----------------------------------------------------------------
Income (loss) from operations                              (1,734,792)           2,873,172            3,511,111

Other income (expense):
   Interest expense                                          (585,255)            (509,492)            (210,268)
   Other income                                               149,866              134,249              113,145
                                                   ----------------------------------------------------------------
Income (loss) before income taxes                          (2,170,181)           2,497,929            3,413,988
Provision (benefit) for income taxes                         (770,000)             941,000            1,385,000
                                                   ----------------------------------------------------------------
Net income (loss)                                     $    (1,400,181)     $     1,556,929      $     2,028,988
                                                   ================================================================


Earnings (loss) per common share                              $(.15)               $.16                 $.21

Earnings (loss) per common share  -
assuming dilution                                             $(.15)               $.16                 $.20

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



                                                                                       Accumulated
                                     Common Stock       Notes Receivable                  Other        Treasury Stock
                                     ------------         Officers and   Accumulated  Comprehensive   --------------
                                   Shares     Amount       Directors      Deficit     Income/(Loss)  Shares    Amount      Total
                                  ------------------------------------------------------------------------------------------------


                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1996      9,900,529  $9,211,826     $ (4,633)   $(2,516,181)   $  10,970    250,580  $(644,660) $6,057,322
                                  -------------------------------------------------------------------------------------------------
 Net income                               -           -          -        2,028,988            -          -          -   2,028,988
 Other comprehensive
  income/(loss):
   Foreign currency
    translation adjustment                -           -          -                -     (300,872)         -          -    (300,872)
                                                                                                                        -----------
 Total comprehensive income                                                                                             $1,728,116
                                                                                                                        -----------
 Common stock purchased
   for treasury                           -           -          -                -            -     86,306   (337,127)   (337,127)
 Options exercised                   10,438      13,125          -                -            -          -          -      13,125
 Warrants exercised                  29,140           -          -                -            -          -          -           -
 Cancellation of treasury stock    (314,106)    (89,187)         -         (892,600)           -   (314,106)   981,787           -
 Adjustment to stock dividend        (8,694)          -          -                -            -    (22,780)         -           -
 Dividends paid ($.03 per share)          -           -          -         (293,371)           -          -          -    (293,371)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1997      9,617,307   9,135,764       (4,633)    (1,673,164)    (289,902)         -          -  $7,168,065
                                  -------------------------------------------------------------------------------------------------
 Net income                               -           -          -        1,556,929            -          -          -   1,556,929
 Other comprehensive
  income/(loss):
   Foreign currency
     translation adjustment               -           -          -                -     (150,755)         -          -    (150,755)
                                                                                                                        -----------
 Total comprehensive income                                                                                             $1,406,174
                                                                                                                        -----------
 Options exercised                   36,195      44,000      (44,000)             -            -          -          -           -
 Repayment of loan by
   officers and directors                 -           -        3,887              -            -          -          -       3,887
 Dividends paid
   ($.025 per share)                      -           -          -         (237,960)           -          -          -    (237,960)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1998      9,653,502   9,179,764      (44,746)      (354,195)    (440,657)         -          -  $8,340,166
                                  -------------------------------------------------------------------------------------------------
 Net loss                                 -           -            -     (1,400,181)           -          -          -  (1,400,181)
 Other comprehensive
  income/(loss):
    Foreign currency
      translation adjustment              -           -            -              -      104,507          -          -     104,507
     adjustment
                                                                                                                        -----------
 Total comprehensive loss                                                                                              $(1,295,674)
                                                                                                                        -----------
 Common stock purchased
   for treasury                           -           -            -              -            -    102,400   (135,798)    135,798)
 Cancellation of treasury stock    (102,400)    (97,382)           -        (38,416)           -   (102,400)   135,798           -
 Repayment of loan by
   officers and directors                 -           -        6,529              -            -          -          -       6,529
 Dividends paid
   ($.01 per share)                       -           -          -          (96,505)           -          -          -     (96,505)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1999      9,551,102  $9,082,382     $(38,217)   $(1,889,297)   $(336,150)         -  $       -  $6,818,718
                                  =================================================================================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                       Year ended December 31
                                                           1999                 1998                 1997
                                                    ---------------------------------------------------------------
Operating activities
Net income (loss)                                       $(1,400,181)         $1,556,929           $2,028,988
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                        1,121,025             806,146              607,281
     Provision for losses on accounts receivable            431,625               9,915                    -
     Provision for deferred income taxes                    (61,225)              9,232              (31,096)
     Foreign currency transaction (gain)/loss               (23,782)             38,756              (23,019)
     (Increase) decrease in accounts and notes
       receivable                                          (561,104)           (474,159)             185,115
     (Increase) decrease in inventories                    (740,168)         (1,348,163)              30,553
     (Increase) decrease in refundable income taxes        (541,074)           (294,589)              21,496
     (Increase) decrease in prepaid expenses and
       other current assets                                 138,244              56,032               14,803
     (Increase) decrease in other assets                   (313,383)           (502,034)            (128,244)
     Increase (decrease) in accounts payable and
       accrued expenses                                     834,360           2,083,822             (128,082)
     Increase (decrease) in income taxes payable            (55,749)             66,756              (68,940)
     Increase (decrease) in unearned income                (102,712)            102,711              (17,594)
                                                    ---------------------------------------------------------------
Net cash provided by (used in)operating activities       (1,274,124)          2,111,354            2,491,261

Investing activities
Proceeds from the sale of property, plant and
   equipment                                                      -               8,923               73,010
Purchase of property, plant and equipment                (1,081,746)         (1,756,442)          (5,054,726)
Repayment of loans by officers and directors                  6,529               3,887                    -
                                                    ---------------------------------------------------------------
Net cash used in investing activities                    (1,075,217)         (1,743,632)          (4,981,716)

Financing activities
Proceeds from long-term borrowings and line of
   credit                                                 1,779,162             785,307            3,958,514
Principal payments on long-term borrowings and
   line of credit                                          (419,863)           (344,774)            (220,144)
Principal payments under capital lease obligations         (163,654)            (44,336)             (84,723)
Proceeds from stock options exercised                             -                   -               13,125
Dividends paid                                              (96,505)           (237,960)            (293,371)
Purchase of treasury stock                                 (135,798)                  -             (337,127)
                                                    ---------------------------------------------------------------
Net cash provided by financing activities                   963,342             158,237            3,036,274
Effect of exchange rate changes on cash and cash
   equivalents                                              100,895            (135,581)            (228,163)
                                                    ---------------------------------------------------------------
Increase (decrease) in cash and cash equivalents         (1,285,104)            390,378              317,656
Cash and cash equivalents at beginning of year            2,816,804           2,426,426            2,108,770
                                                    ---------------------------------------------------------------
Cash and cash equivalents at end of year                 $1,531,700          $2,816,804           $2,426,426
                                                    ===============================================================

                   Reliv' International, Inc. and Subsidiaries


                                                                       Year ended December 31
                                                           1999                 1998                 1997
                                                   ----------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                       $   581,235          $  556,962          $   219,997
                                                    ===============================================================

       Income taxes                                     $    55,710          $1,201,896          $ 1,396,476
                                                    ===============================================================

     Non cash investing and financing transactions:
       Capital lease obligations entered into           $   104,285          $  508,830          $    92,519
                                                    ===============================================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements




1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv' International, Inc. (the Company) produces a line of food products including nutritional supplements, diet management products, granola bars and sports drink mixes. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico, the United Kingdom and Colombia. In addition, the Company provides manufacturing and packaging services for unrelated customers.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income/loss. The effect on the statements of operations of transaction gains and losses is insignificant for all years presented.

Income Taxes

The provision for income taxes is computed using the liability method in accordance with FASB statement No. 109, Accounting for Income Taxes. The primary difference between financial statement and taxable income results from financial statement accruals and reserves.

Stock-Based Compensation

The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company grants stock options at an exercise price not less than the fair value of the shares at the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock-Based Compensation, effective for years beginning after December 1995. The Company has elected the disclosure-only alternative of this pronouncement in a footnote to these financial statements (see Note 9).

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



1. Nature of Business and Significant Accounting Policies (continued)

Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented to conform to the requirements of Statement No.128.

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options and warrants. See
Note 8 for additional information regarding earnings per share. On January 31, 1997, the Company declared a 10 percent stock dividend on the Company's common stock, which was distributed on February 28, 1997 to stockholders of record on February 14, 1997. The dividend was transferred from retained earnings to common stock in the amount of $5,848,000, which was based on the closing price of $6.50 per share on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive recognition to the stock dividend.

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

2. Acquisition of Reliv UK, Ltd.

On October 1, 1998, the Company acquired the common stock of Reliv UK, Ltd. (Reliv UK) in exchange for 250,000 shares of Reliv Europe, Inc., the holding company of the acquired entity, and certain other consideration as described below. Prior to the acquisition, Reliv UK was a licensee of the Company. The shares issued of Reliv Europe were valued at $12,500. In conjunction with the acquisition, the previous owner of Reliv UK forgave approximately $435,000 in advances to Reliv UK, and the Company converted $420,000 of its advances to Reliv UK into 8,400,000 shares of Reliv Europe, which represents a 97% ownership interest in Reliv Europe. Also, Reliv Europe, Inc. is required to make monthly payments of 1.5% of the retail sales of Reliv UK to the previous owner of Reliv UK for a period of ten years. These payments are being expensed as incurred. The operations of Reliv UK are included in the consolidated statement of operations from the date of acquisition. The transaction was accounted for as a purchase, and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a ten-year period.

The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase of Reliv UK had been consummated as of January 1, 1997, follow:

                                               1998                      1997
                                        ---------------------------------------

Net sales                                 $52,115,582               $47,232,848
Net income                                  1,403,844                 1,722,685

Net income per common share:
  Basic                                          $.15                      $.18
  Diluted                                        $.14                      $.17

3. Research and Development Expenses

Research and development expenses of $393,000, $319,000, and $286,000 in 1999, 1998 and 1997, respectively, were charged to selling, general and administrative expenses as incurred.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


4. Property, Plant and Equipment

Property, plant and equipment at December 31, 1999 and 1998, consist of the following:

                                                    1999             1998
                                            ----------------------------------

Land                                          $    829,222     $    829,222
Building                                         8,384,105        8,201,744
Machinery and equipment                          3,870,695        2,783,923
Office equipment                                   454,729          446,205
Computer equipment and software                  1,823,832        1,676,372
Construction in progress                               -            235,511
                                            ----------------------------------
                                                15,362,583       14,172,977
Less accumulated depreciation
     and amortization                           (4,560,338)      (3,493,754)
                                            ----------------------------------
                                               $10,802,245      $10,679,223
                                            ==================================

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 1999 and 1998, consist of the following:

                                                 1999                1998
                                          --------------------------------------

Trade payables                                 $3,993,555          $3,568,334
Distributors commissions                        1,421,286           1,172,164
Sales taxes                                       204,552             221,377
Interest expense                                   31,871              27,851
Payroll and payroll taxes                         127,800             114,906
Other                                             103,548              85,123
                                          --------------------------------------
                                               $5,882,612          $5,189,755
                                          ======================================

6. Short-Term Borrowings

In January 1996, the Company obtained a line of credit amounting to $400,000. Borrowings under this line of credit are due February 2001 and bear interest, payable monthly, at the prime rate. A portion of the Company's inventory and property, plant and equipment with a net book value of $5,803,400 as of December 31, 1999 are pledged as security under the terms of the agreements. In May 1999, the Company obtained a second line of credit with a maximum limit of $2,000,000. The limit is based on a collateral-based formula of accounts receivable and inventory. Borrowings under this line of credit are due on demand and bear interest, payable monthly, at the prime rate. As of December 31, 1999, the Company's outstanding balance of $1,392,986 on the $2,000,000 line of credit exceeded that allowed under the collateral-based formula. However, the Company has obtained a

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


6. Short-Term Borrowings (continued)

waiver of the borrowing base limit, which allows the Company to borrow up to the maximum $2,000,000 through September 30, 2000. As of December 31, 1999, the unused portion of the credit lines was $607,014.

7. Long-Term Debt

Long-term debt at December 31, 1999 and 1998, consists of the following:

                                                                                         1999             1998
                                                                                   -----------------------------------

Industrial revenue bonds payable in monthly installments  (including interest at
   85% of prime) not to exceed  $9,611,  commencing  August 1, 1991;  secured by land and building (net book value  $2,802,342 at December 31, 1999);  balance
   due on March 1, 2005                                                               $    477,076     $    540,776


Note payable in monthly installments (including interest at prime and additional interest  at 15% of prime on the  balance of the  industrial  revenue  bonds)
   equal  to  $9,611  less  installment  applied  to  industrial  revenue  bond,
   commencing August 1, 1991; unsecured; balance due on March 1, 2005                      204,755          204,755

Term loan payable in monthly installments of $19,550, including interest at 8.5%
   through April 2001;  secured by equipment  and  inventory  (net book value of
   $5,803,400 at December 31, 1999)                                                        277,164          478,260

Term loan  payable in monthly  installments  of $38,802,  including  interest at
   8.5%, with the balance due March 2001; secured by land and building (net book
   value of $5,463,880 at December 31, 1999)                                             4,261,155        4,355,063

Term loan payable in monthly installments of $7,303, including interest at 7.75%
   with the balance due February  2003;  secured by equipment (net book value of
   $263,984 at December 31,1999)                                                           238,840                -
                                                                                   -----------------------------------
                                                                                         5,458,990        5,578,854
Less current maturities                                                                   (468,351)        (362,747)
                                                                                   -----------------------------------
                                                                                        $4,990,639       $5,216,107
                                                                                   ===================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



7. Long-Term Debt (continued)

Principal maturities of long-term debt at December 31, 1999 are as follows:

              2000                                   $     468,351
              2001                                       4,369,810
              2002                                         171,798
              2003                                         104,881
              2004                                         109,763
              Thereafter                                   234,387
                                                  --------------------
                                                     $   5,458,990
                                                  ====================

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Year ended December 31
                                                          1999               1998                1997
                                               ------------------------------------------------------------
Numerator:
   Numerator for basic and diluted earnings per
     share - net income (loss)                        $(1,400,181)         $1,556,929          $2,028,988
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                            9,633,000           9,645,000           9,600,000
   Effect of dilutive securities:
      Employee stock options and other warrants                 -             390,000             707,000
                                                   ------------------------------------------------------------
   Denominator for diluted earnings per share -
     adjusted weighted average shares                   9,633,000          10,035,000          10,307,000
                                                   ============================================================

Basic earnings (loss) per share                          $(0.15)             $0.16               $0.21
                                                   ============================================================
Diluted earnings (loss) per share                        $(0.15)             $0.16               $0.20
                                                   ============================================================

The diluted shares base for the year ended December 31, 1999 excludes incremental shares of 59,000 related to employee stock options and warrants issued to external parties. These shares are excluded due to their antidilutive effect as a result of the Company's net loss during 1999.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


9.  Stock  Options,   Warrants,  and Distributor Stock Purchase Plan

Stock Options

In December 1999, options granted in 1994 from an incentive stock option plan for key employees expired. These options were reissued as nonqualified stock options in December 1999, with an expiration date of December 2004. Options for 440,000 shares were issued at an exercise price of $2.045 per share.

In May 1995, the Company adopted an incentive stock option plan which provides for the grant of incentive stock options and nonqualified stock options for employees (including officers) and other consultants and advisors to the Company. A maximum of 1,100,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted.

In May 1999, the Company adopted another incentive stock option plan similar to the 1995 plan. A maximum of 1,000,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted. In December 1999, options for 922,000 shares were issued at an exercise price of between $1.125 and $1.2375 per share.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.70% to 5.97% for 1997, 4.55% for 1998, and 6.12% to 6.29% for 1999; dividend yield of .50%; volatility factor of the expected price of the Company's stock of .624 for 1997, .681 for 1998, and .667 for 1999; and a weighted average expected life of 4.34 years.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


9.  Stock  Options,   Warrants, and  Distributor Stock Purchase Plan (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the vesting period. The effects of applying the pro forma disclosure provisions of SFAS No. 123 are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows:

                                         1999             1998           1997
                                 ----------------------------------------------

Pro forma net income (loss)        $(1,851,570)       $1,450,356     $1,861,748

Pro forma earnings (loss) per share:
       Basic                          $(.19)            $.15           $.19
       Diluted                        $(.19)            $.14           $.18

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


9.  Stock Options,  Warrants,  and Distributor Stock Purchase Plan (continued)

Stock Options (continued)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                     1999                        1998                        1997
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                             Options        Price        Options        Price        Options        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                 1,474,850        $2.021     1,165,900        $1.954     1,076,900        $1.841
Granted:
  Price = fair value         722,000         1.125       275,000         2.125       100,000         3.125
  Price > fair value         640,000         1.793        75,000         2.3375            -             -
Exercised (1)                      -                     (38,300)        1.348       (11,000)        1.506
Forfeited                   (445,250)        2.165        (2,750)        1.818             -             -
                          ==============              ==============              ==============
Outstanding at end of
  year                     2,391,600        $2.021     1,474,850        $2.021     1,165,900        $1.954
                          ==============              ==============              ==============

Exercisable at end of
  year                     1,711,031                     971,914                     723,332
                          ==============              ==============              ==============

(1) Shares issued were less than options exercised due to cashless exercise provision.

                             As of December 31, 1999

                              Options Outstanding                                      Options Exercisable
                      -------------------------------------                     ----------------------------------
 Range of Exercise        Number          Weighted Avg.       Weighted Avg.         Number        Weighted Avg.
       Prices           Outstanding      Remaining Life       Exercise Price     Exercisable     Exercise Price
--------------------- ---------------- -------------------- ------------------- --------------- ------------------

$1.125 - $2.00           1,363,100            3.66               $1.206             855,357          $1.205
$2.01 - $3.00              933,000            4.06                2.179             760,174           2.148
$3.125                      95,500            2.96                3.125              95,500           3.125
                      ----------------                                          ---------------

$1.125 - $3.125          2,391,600            3.79               $1.662           1,711,031          $1.731
                      ================                                          ===============

Warrants

In 1997, as a renewal of a consulting agreement, the Company issued warrants to purchase 9,600 shares at an exercise price of $6.25 per share with a term of two years.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



9.  Stock  Options,  Warrants,  and Distributor Stock Purchase Plan (continued)

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the "Ambassador" status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company's common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company's common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company's common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999 and a total of 36,075 warrants were issued as of December 31, 1999.

A summary of the Company's warrant activity and related information for the years ended December 31 follows:

                                     1999                         1998                        1997
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                            Warrants        Price       Warrants        Price       Warrants        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                   111,548        $4.360       111,548        $4.360       143,348        $3.430
Granted:
  Price < fair value               -             -             -             -             -             -
  Price = fair value          36,075         1.031             -             -           9,600       6.250
  Price > fair value               -             -             -             -             -             -
Exercised (1)                      -             -             -             -        (41,400)       1.578
Forfeited                    (111,548)       4.36              -             -             -             -
                          ==============              ==============              ==============
Outstanding at end of
  year                        36,075        $1.031       111,548        $4.360       111,548        $4.360
                          ==============              ==============              ==============

Exercisable at end of
  year                             -                     111,548                     111,548
                          ==============              ==============              ==============

(1) Shares issued were less than warrants exercised due to cashless exercise provision.

                             As of December 31, 1999

                              Warrants Outstanding                                   Warrants Exercisable
                      -------------------------------------                   -----------------------------------
 Range of Exercise        Number          Weighted Avg.      Weighted Avg.         Number        Weighted Avg.
       Prices           Outstanding      Remaining Life      Exercise Price     Exercisable      Exercise Price
--------------------- ---------------- -------------------- ----------------- ----------------- -----------------
$1.031                      36,075            3.000              $1.031                -             $1.031

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


10. Leases

The Company leases certain manufacturing, storage and office facilities and certain equipment and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 1999:

                                                     Capital    Operating Leases
                                                     Leases
                                                  ------------------------------

       2000                                           $185,195      $298,281
       2001                                            179,273       230,159
       2002                                            142,839       214,922
       2003                                             11,446       100,235
       2004                                                 -         71,925
       Thereafter                                           -          1,657
                                                  ------------------------------
       Total minimum lease payments                   518,753       $917,179
                                                                 ===============
       Less amount representing interest               59,050
                                                  ---------------
       Present value of minimum lease payments
         (including current portion of $154,622)     $459,703
                                                  ===============

Machinery, office and computer equipment at December 31, 1999 and 1998, include approximately $702,360 and $598,073 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $272,215 and $87,149 at December 31, 1999 and 1998, respectively.

Rent expense for all operating leases was $350,029, $324,272 and $311,554 for the years ended December 31, 1999, 1998 and 1997, respectively.

11. License Agreement

The Company has a license agreement with the individual who developed many of the Company's products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5 percent of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The agreement terminates the later of December 2001 or on the death of the licensor. The amount of expense under this agreement was $264,000 for each of the years ended December 31, 1999, 1998 and 1997.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


12. Income Taxes

The components of income (loss) before income taxes are as follows:

                                Year ended December 31
                        1999                1998               1997
                 ------------------------------------------------------------

Domestic            $(1,443,941)        $2,637,355         $3,625,708
Foreign                (726,240)          (139,426)          (211,720)
                 ------------------------------------------------------------
                    $(2,170,181)        $2,497,929         $3,413,988
                 ============================================================

The components of the provision (benefit) for income taxes are as follows:

                                  Year ended December 31
                        1999                1998               1997
                 ------------------------------------------------------------
Current:
   Federal              $(642,000)           $801,000         $1,239,000
   Foreign                (15,000)             69,000             38,000
   State                  (51,000)             59,000            134,000
                 ------------------------------------------------------------
Total current            (708,000)            929,000          1,411,000

Deferred:
   Federal                (75,000)              3,000            (24,000)
   Foreign                 13,000               9,000                  -
   State                        -                   -             (2,000)
                 ------------------------------------------------------------
Total deferred            (62,000)             12,000            (26,000)
                 ------------------------------------------------------------

                        $(770,000)           $941,000         $1,385,000
                 ============================================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


12. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34 percent. The reasons for these differences are as follows:

                                                                     Year ended December 31
                                                          1999                1998               1997
                                                   ------------------------------------------------------------

Income taxes at statutory rate                            $(738,000)           $849,000         $1,161,000
Differences between U.S. and foreign tax rates on
   foreign income                                            (6,000)              5,000             27,000
State income taxes, net of federal benefit                  (34,000)             39,000             88,000
Provision for IRS audit settlement                                -                   -             75,000
Other                                                         8,000              48,000             34,000
                                                   ------------------------------------------------------------
                                                          $(770,000)           $941,000         $1,385,000
                                                   ============================================================

The components of the deferred tax asset and the related tax effects of each temporary difference at December 31, 1999 and 1998, are as follows:

                                              1999                1998
                                       ---------------------------------------
Deferred tax asset:
   Product refund reserve                     $18,000             $18,000
   Tax over book depreciation                 (95,000)                 -
   Deferred compensation                      102,000                   -
   Obsolescence reserve                        81,000              65,000
   Bad debt reserve                            20,000               2,000
   Miscellaneous accrued expenses              15,236              (5,731)
                                       ---------------------------------------
                                             $141,236             $79,269
                                       =======================================

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


13. Employee Benefit Plans

The  Company   established   a  401(k)   employee   savings  plan  which  covers
substantially all employees. In 1999, employees could contribute up to 8.5 percent of their gross income to the plan and the Company matched 75 percent of the employee's contribution. Company contributions under the 401(k) plan totaled $174,000, $126,000 and $115,000 in 1999, 1998 and 1997, respectively.

14. Incentive Compensation Plans

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

The Company paid approximately $0, $0 and $240,000 in 1999, 1998 and 1997, respectively, under its incentive compensation plans.

During 1998, the Company established a supplemental executive retirement plan which allows certain employees to defer a portion of their annual salary/bonus into a grantor trust. The participants have a choice of certain investment vehicles, and earnings/losses on the trust assets accrue, to the benefit/detriment of the participants. The Company may also match the participants deferral amount. In 1998, the Company agreed to a 56% match which approximated $65,000. In 1999, the Company did not provide a match.

15. Employment Agreements

In November 1992, the Company entered into a services agreement with a former officer for a term retroactively commencing in July 1992 and expiring in December 1999. The Company paid approximately $50,000 in each of the years ended December 31, 1999, 1998, and 1997, respectively.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


15. Employment Agreements (continued)

Effective January 1, 1994, the Company entered into employment agreements with three officers/directors and in June 1997, entered into new employment agreements with two of these officers/directors. The employment agreements provide for base salary rates established annually by the Board of Directors. The Company paid base salaries of $1,166,000, $1,272,000 and $960,000 in 1999,
1998 and 1997, respectively, under the terms of the agreements.

16. Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 1999, 1998 and 1997, the Company incurred fees to the officer/director and his firm of approximately $220,000, $396,000 and $332,000, respectively.

In the stockholders' equity section of the balance sheet, notes receivable - officers and directors include amounts due from officers/directors of $38,216, $44,746, and $4,633 at December 31, 1999, 1998 and 1997, respectively.

Note receivable from officer represents amounts due from an officer/director. In 1998, the individual received advances against his anticipated incentive compensation totaling $89,250. A repayment of $30,000 was made in January 2000. In December 1999, the individual received a loan of $75,000 from the cash surrender value of a life insurance policy on this individual. This loan was repaid, including interest, in March 2000.

17. Consulting Agreements

In conjunction with an acquisition, the Company entered into a consulting agreement with a partnership consisting of three former stockholders. Under the agreement, which commenced in March 1992 and expires in February 2002, the Company pays annual consulting fees to the partnership equal to 2 percent of the gross sales amount of all products sold by the Company in Australia and New Zealand determined by the suggested retail price up to approximately $A10,000,000 in 1992 and $A12,000,000 in all subsequent years during the term and 3 percent of retail sales that exceed those figures. Total expense under this agreement approximated $65,000, $78,000, and $96,000 in 1999, 1998 and 1997, respectively.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


18. Legal Proceedings

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

19. Segment Information

Description of Products and Services by Segment

The Company has two reportable segments: a network marketing segment and a manufacturing and packaging segment. The Company's network marketing segment consists of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. The manufacturing and packaging segment consists of the manufacturing operation of the Company that produces nearly all of the products sold by the network marketing segment along with products made for unrelated customers based on the customers' specifications.

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


19. Segment Information (continued)

Segment data for the fiscal years ended December 31, 1999, 1998 and 1997:

                                                              1999                   1998                  1997
                                                     --------------------------------------------------------------------
Net Sales
  Net sales to external customers:
     Network marketing                                      $40,681,124            $45,561,745           $45,311,467
     Manufacturing and packaging                             27,292,402              6,331,766             1,524,803
                                                     --------------------------------------------------------------------
  Total net sales to external customers                      67,973,526             51,893,511            46,836,270

  Intersegment net sales:
     Manufacturing and packaging                              6,145,234              7,387,501             6,994,590
                                                     --------------------------------------------------------------------
  Total net sales                                            74,118,760             59,281,012            53,830,860

  Reconciling Items:
     Intersegment net sales                                  (6,145,234)            (7,387,501)           (6,994,590)
                                                     --------------------------------------------------------------------
  Total consolidated net sales                              $67,973,526            $51,893,511           $46,836,270
                                                     ====================================================================

Depreciation and amortization
     Network marketing                                        $ 528,140               $492,920              $457,194
     Manufacturing and packaging                                592,885                313,226               150,087
                                                     --------------------------------------------------------------------
Total consolidated depreciation
  and amortization expense                                   $1,121,025               $806,146              $607,281
                                                     ====================================================================

Segment Profit (Loss)
     Network marketing                                       $1,634,492             $5,045,857            $5,116,625
     Manufacturing and packaging                             (1,897,913)              (616,995)              (16,140)
                                                     --------------------------------------------------------------------
  Total segment profit (loss)                                  (263,421)             4,428,862             5,100,485

Reconciling items:
     Corporate expenses                                      (1,471,371)            (1,555,690)           (1,589,374)
     Nonoperating-net                                           149,866                134,249               113,145
     Interest expense                                          (585,255)              (509,492)             (210,268)
                                                     --------------------------------------------------------------------
Total consolidated income (loss) before
  income taxes                                              $(2,170,181)            $2,497,929            $3,413,988
                                                     ====================================================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


19. Segment Information (continued)

                                                              1999                   1998                  1997
                                                     --------------------------------------------------------------------
Segment assets
     Network marketing                                      $13,973,132            $13,271,828           $12,740,414
     Manufacturing and packaging                              5,266,986              4,164,340               803,108
                                                     --------------------------------------------------------------------
  Total segment assets                                       19,240,118             17,436,168            13,543,522

Reconciling items:
     Corporate assets                                         1,531,700              2,816,804             2,426,426
                                                     --------------------------------------------------------------------
  Total consolidated assets                                 $20,771,818            $20,252,972           $15,969,948
                                                     ====================================================================

Capital expenditures
     Network marketing                                      $   339,594            $   433,128            $5,012,770
     Manufacturing and packaging                                742,152              1,323,314                41,956
                                                     --------------------------------------------------------------------
  Total capital expenditures                                 $1,081,746             $1,756,442            $5,054,726
                                                     ====================================================================


Geographic Area Data
                                                              1999                   1998                  1997
                                                     --------------------------------------------------------------------

Net sales to external customers
     United States                                          $63,389,722            $47,356,172           $41,718,773
     Australia                                                2,128,156              2,307,044             2,560,714
     New Zealand                                                416,178                589,752               888,710
     Canada                                                     992,509              1,213,609             1,338,425
     Mexico                                                     691,160                317,457               329,648
     United Kingdom                                             355,801                109,477                   -
     Colombia                                                       -                      -                     -
                                                     --------------------------------------------------------------------
Total net sales to external customers                       $67,973,526            $51,893,511           $46,836,270
                                                     ====================================================================

Assets by area
     United States                                          $17,887,685            $16,730,842           $13,202,451
     Australia                                                1,051,248              1,878,575             1,488,667
     New Zealand                                                643,405                646,584               534,465
     Canada                                                     439,018                677,550               467,467
     Mexico                                                     586,088                257,431               276,898
     United Kingdom                                              93,565                 61,990                   -
     Colombia                                                    70,809                    -                     -
                                                     --------------------------------------------------------------------
Total consolidated assets                                   $20,771,818            $20,252,972           $15,969,948
                                                     ====================================================================


                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


19. Segment Information (continued)

Major Customer

Revenues from sales to one customer of the Company's manufacturing and packaging segment represented approximately $21.3 million and $5.4 million of consolidated net sales for 1999 and 1998, respectively.

20. Quarterly Financial Data (Unaudited)

                                          First              Second               Third              Fourth
                                    --------------------------------------------------------------------------------
                                                       (In thousands, except per share amounts)

                1999
Net sales                              $      17,695      $      18,962       $      16,967       $      14,350
Cost of products sold                  $       8,075      $      10,913       $       8,982       $       6,587
Net income (loss)                      $          67      $        (367)      $        (350)      $        (750)
Earnings (loss)per share:
   Basic                               $        .01       $       (.04)       $       (.04)       $       (.08)
   Diluted                             $        .01       $       (.04)       $       (.04)       $       (.08)

                1998
Net sales                              $      12,277      $      11,995       $      12,579       $      15,043
Cost of products sold                  $       2,254      $       2,169       $       3,728       $       6,135
Net income                             $         633      $         513       $          73       $         338
Earnings per share:
   Basic                               $        .07       $        .05        $        .01        $        .03
   Diluted                             $        .07       $        .05        $        .01        $        .03

                   Reliv' International, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the years ended December 31, 1999, 1998 and 1997




            Column A                  Column B       Column C      Column D       Column E     Column F
----------------------------------------------------------------------------------------------------------
                                                           Additions
                                                   -------------------------
                                      Balance at    Charged to   Charged to                    Balance at
                                      beginning     costs and       other        Deductions        end
        Classification                 of year      expenses      accounts        describe      of year
----------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
----------------------------
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $   5,000       $ 423,000    $    --      $   7,000(1)    $  430,000
     Reserve for obsolete
       inventory                       176,000         151,000          --        113,000(2)      236,000
  Supporting liability
       accounts
     Reserve for refunds                50,000         285,000          --        285,000(3)       50,000
                                     ---------------------------------------------------------------------

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