Form 10-Q
period 2000-03-31
RELIV INTERNATIONAL INC
filed 2000-05-15
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2000

                           Commission File No. 1-11768


                           RELIV' INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                      37-1172197
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification Number)


                     136 Chesterfield Industrial Boulevard,
                   P.O. Box 405, Chesterfield, Missouri 63006
               (Address of principal executive offices) (Zip Code)


                                 (636) 537-9715
              (Registrant's telephone number, including area code)



         Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         COMMON STOCK 9,551,102 outstanding Shares as of March 31, 2000

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The  following   consolidated   financial  statements  of  the
         Registrant are attached to this Form 10-Q:

               1. Interim Balance Sheet as of March 31, 2000 and Balance Sheet as of December 31, 1999.

               2. Interim Statements of Operations for the three month periods ending March 31, 2000 and March 31, 1999.

               3. Interim Statements of Cash Flows for the three month periods ending March 31, 2000 and March 31, 1999.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

1.       Financial Condition

         Current assets of the Company decreased during the first quarter of 2000, to $8,074,000 from $8,497,000 as of December 31, 1999. Cash and cash equivalents decreased by $352,000 to $1,180,000 as of March 31, 2000 as the result of the increase in accounts receivable and the reduction of trade accounts payable. Inventory decreased by $663,000 to $4,043,000 as of March 31, 2000. The Company's inventory decrease is due to the reduction in the sales and production for the Company's manufacturing and packaging business. However, accounts receivable increased by $629,000, as the Company's remaining packaging customer had a strong month of sales in March 2000.

         The Company purchased only $55,000 of property, plant and equipment during the first quarter of 2000, further emphasizing its decision to reduce the manufacturing and packaging business. The majority of capital purchases in recent years were dedicated to this line of business.

         Current liabilities decreased by $409,000 from $8,307,000 as of December 31, 1999 to $7,898,000 as of March 31, 2000. The primary component of the decrease was in trade accounts payable. Trade accounts payable decreased by $603,000 from $3,994,000 as of December 31, 1999 to $3,391,000 as of March 31,
2000. This decrease is related to the decrease in inventory, as discussed previously.

         Long-term debt decreased by $123,000 from $4,991,000 as of December 31, 1999 to $4,868,000 as of March 31, 2000. The Company incurred no additional debt during the first quarter of 2000.

         Stockholders' equity increased from $6,819,000 as of December 31, 1999 to $6,878,000 as of March 31, 2000, as the result of the net income of the first quarter of 2000. However, equity declined by $105,000 as the result of the foreign currency translation adjustment at March 31, 2000 as compared to December 31, 1999. The Australian, New Zealand and Canadian dollars all weakened against the US dollar over the course of the first quarter of 2000.

         The Company's working capital balance has remained approximately the same since December 31, 1999 with a working capital balance of $176,000 as of March 31, 2000. The current ratio has also remained steady at 1.02 as of March 31, 1999. The Company's line of credit is formula-based and provides a borrowing arrangement based on a percentage of accounts receivable and inventory up to a maximum borrowing limit. As of December 31, 1999, the Company had borrowed more than the amount allowed under the collateral calculation, but has obtained a waiver to allow it to borrow the maximum amount under the line through September 30, 2000. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2000.

2.       Results of Operations

         The Company had net income of $163,000, or $.02 per share ($.02 per share diluted), for the quarter ended March 31, 2000, compared to net income of $67,000, or $.01 per share ($.01 per share diluted), for the same period in 1999. The Company expected net sales to decline as the result of the reduction in the manufacturing and packaging business, but gross margins improved slightly in the network marketing business and consolidated selling, general and administrative expenses decreased by $238,000 in the first quarter of 2000, as compared to the first quarter of 1999.

         Net sales decreased to $15,088,000 in the first quarter of 2000 as compared to $17,695,000 in the prior year. The decrease was primarily due to the decrease in sales by the Company's manufacturing and packaging services segment. Sales in this portion of the business decreased to $4,517,000 in the first quarter of 2000, as compared to $6,208,000 in the prior year. Net sales in the network marketing segment declined to $10,571,000 in the first quarter of 2000, as compared to $11,487,000 in the first quarter of 1999. Network marketing sales in the United States declined by 11% from $10,438,000 in the first quarter of 1999 to $9,333,000 in the first quarter of 2000. However, sales in the Company's international subsidiaries improved overall. Sales in the foreign subsidiaries of Australia, New Zealand, Canada, Mexico and the United Kingdom overall increased by 18% from $1,049,000 in the first quarter of 1999 to $1,238,000 in the first quarter of 2000, led by sales increases in Mexico of 253% and in the UK operation of 25%. The Company's UK operation recently installed a new sales manager.

         The Company also provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales decreased to $4,517,000 in the first quarter of 2000 from $6,208,000 in the prior year. This decrease follows the Company's decision to place less emphasis on this business. The Company's sales to third party customers primarily consist of the Company purchasing raw materials, using customer-provided packaging materials and selling a finished product to the customer. For the first quarter of 2000, cost of goods sold for these sales were 99% of net sales. Even under optimal operating efficiencies, the gross margin for unrelated customers is substantially less than margins obtained in the sales of the network marketing products. But, the Company has eliminated its unprofitable business in this segment and is taking steps to improve margins with its remaining customer.

         Cost of products sold for the network marketing segment as a percentage of net sales improved from 16.7% in the first quarter of 1999 to 15.8%. A by-product of the increased business for unrelated customers is the purchasing power it provides the Company on the materials it uses to manufacture the network marketing products. This, coupled with a price increase on some of the Company's network marketing products in the first quarter of 2000 accounts for the improvement.

         Distributor royalties and commissions as percentage of network marketing sales decreased from 39% in the first quarter of 1999 to 36% in the first quarter of 2000. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions. A portion of this decreased percentage is due to the Company allowing distributors in the United States to purchase individual cans of the products at their specified discount level. This change went into effect in February 2000. Previously, distributors had to pay full retail price through the Direct Select program to buy individual cans of product.

         Interest expense increased from $130,000 in the first quarter of 1999 to $168,000 in the first quarter of 2000. This increase is due the greater reliance on the line of credit, along with higher interest rates.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

         The  statements  contained  in  Item  2  (Management's  Discussion  and
Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate", "plan", "expect," "believe", "estimate", and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

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

Part II.          OTHER INFORMATION

Item 1.  Legal Proceedings

In May 1998, the former sales/general manager of the Company's Canadian subsidiary filed a lawsuit claiming unlawful termination and breach of contract. The individual had been terminated by the Company in March, 1998. The Company believes the claim is without merit and intends to vigorously defend itself. The Company has engaged Canadian counsel to defend this suit. The probable outcome of this matter is uncertain, and a range of loss cannot reasonably be estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

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

         Dated: May 15, 2000                 RELIV' INTERNATIONAL, INC.


                                             By: /s/ Robert L. Montgomery
                                                -------------------------
                                                Robert L. Montgomery, President,
                                                Chief Executive Officer

                   Reliv International, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                  March 31         December 31
                                                      2000           1999
                                                 --------------   -------------
                                                  (unaudited)      (see notes)
Assets

Current assets:
  Cash and cash equivalents                         $1,179,531      $1,531,700
  Accounts and notes receivable, less
    allowances of $429,000 in 2000
    and $430,000 in 1999                             1,423,221         794,037
  Note receivable from officer                          59,250         164,250
  Inventories
          Finished goods                             1,692,271       1,826,748
          Raw materials                              1,885,699       2,402,006
          Sales aids and promotional materials         464,777         476,708
                                                 --------------   -------------
                     Total inventories               4,042,747       4,705,462

  Refundable income taxes                              854,255         855,178
  Prepaid expenses and other current assets            374,457         304,734
  Deferred income taxes                                140,679         141,236
                                                 --------------   -------------

Total current assets                                 8,074,140       8,496,597

Other assets:
  Goodwill, net of accumulated amortization of
    $78,830 in 2000 and $65,692 in 1999                446,707         459,846
  Other assets                                       1,173,046       1,013,130
                                                 --------------   -------------

Total other assets                                   1,619,753       1,472,976

Property, plant and equipment:
            Land                                       829,222         829,222
            Building                                 8,384,058       8,384,105
            Machinery & equipment                    3,876,028       3,870,695
            Office equipment                           455,581         454,729
            Computer equipment & software            1,859,190       1,823,832
                                                 --------------   -------------
                                                    15,404,079      15,362,583
Less: Accumulated depreciation                      (4,815,571)     (4,560,338)
                                                 --------------   -------------
          Net property, plant and equipment         10,588,508      10,802,245
                                                 --------------   -------------

Total assets                                       $20,282,401     $20,771,818
                                                 ==============   =============

See notes to financial statements.

                   Reliv International, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                  March 31         December 31
                                                      2000           1999
                                                 --------------   -------------
                                                  (unaudited)      (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable                  $3,390,654      $3,993,555
            Distributors commissions payable         1,436,725       1,421,286
            Sales taxes payable                        209,024         204,552
            Interest expense payable                    41,731          31,871
            Payroll and payroll taxes payable          179,799         127,800
            Other accrued expenses                     203,893         103,548
                                                 --------------   -------------
  Total accounts payable and accrued expenses        5,461,826       5,882,612

    Income taxes payable                               114,647           3,391
    Borrowings under line of credit                  1,686,430       1,792,986
    Current maturities of long-term debt and
      capital lease obligations                        630,314         622,973
    Unearned income                                      5,003           5,003
                                                 --------------   -------------

  Total current liabilities                          7,898,220       8,306,965

Capital lease obligations,
  less current maturities                              265,958         305,081
Long-term debt, less current maturities              4,867,937       4,990,639
Other non-current liabilities                          372,050         350,415

Stockholders' equity:
  Common stock, no par value; 20,000,000
   shares authorized; 9,551,102 shares
   issued and outstanding
   as of 3/31/2000 and 13/31/1999                    9,082,382       9,082,382
  Notes receivable-officers and directors              (36,522)        (38,217)
  Accumulated deficit                               (1,726,159)     (1,889,297)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment             (441,465)       (336,150)
                                                 --------------   -------------

Total stockholders' equity                           6,878,236       6,818,718
                                                 --------------   -------------


Total liabilities and stockholders' equity         $20,282,401     $20,771,818
                                                 ==============   =============

See notes to financial statements.

                   Reliv International, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                     Three months ended March 31
                                                       2000              1999
                                                   ------------    ------------
                                                   (unaudited)       (unaudited)


Sales at suggested retail                          $ 20,867,382    $ 23,774,411
  Less: distributor allowances on
        product purchases                             5,779,009       6,079,100
                                                   ------------    ------------

Net sales                                            15,088,373      17,695,311

Costs and expenses:
  Cost of products sold                               6,131,197       8,074,732
  Distributor royalties and commissions               3,832,424       4,510,775
  Selling, general and administrative                 4,685,541       4,923,829
                                                   ------------    ------------

Total costs and expenses                             14,649,162      17,509,336
                                                   ------------    ------------

Income from operations                                  439,211         185,975

Other income (expense):
  Interest income                                        13,538          18,800
  Interest expense                                     (167,670)       (130,398)
  Other income/(expense)                                (17,853)         34,233
                                                   ------------    ------------

Income before income taxes                              267,226         108,610
Provision for income taxes                              104,088          41,622
                                                   ------------    ------------

Net income                                         $    163,138    $     66,988
                                                   ============    ============

Earnings per common share                          $       0.02    $       0.01
                                                   ============    ============

Earnings per common share - assuming dilution      $       0.02    $       0.01
                                                   ============    ============

See notes to financial statements.

                   Reliv International, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                   Three months ended March 31,
                                                                         2000           1999
                                                                   -------------   -----------
Operating activities:
Net income                                                         $   163,138    $    66,988
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                      277,575        257,741
    Foreign currency translation (gain) loss                            15,410        (21,843)
    (Increase) decrease in accounts and notes receivable              (548,962)      (302,043)
    (Increase) decrease in inventories                                 641,999     (1,473,972)
    (Increase) decrease in refundable income taxes                        --           (1,933)
    (Increase) decrease in prepaid expenses
      and other current assets                                         (72,814)        38,166
    (Increase) decrease in other assets                               (162,135)      (103,754)
    Increase (decrease) in accounts payable and accrued expenses      (390,480)     1,717,872
    Increase (decrease) in income taxes payable                        112,608         25,446
    Increase (decrease) in unearned income                                --             --
                                                                   -----------    -----------

Net cash provided by operating activities                               36,339        202,668

Investing activities:
Purchase of property, plant and equipment                              (55,212)      (589,160)
Repayment of loans by officers and directors                            31,694          1,596
                                                                   -----------    -----------

Net cash used in investing activities                                  (23,518)      (587,564)

Financing activities:
Net repayments under line of credit                                   (106,557)       (85,256)
Proceeds from long-term borrowings                                        --          300,000
Principal payments on long-term borrowings                            (112,441)       (94,188)
Principal payments under capital lease obligations                     (42,043)       (41,084)
Dividends paid                                                            --          (96,505)
Purchase of treasury stock                                                --           (7,682)
                                                                   -----------    -----------

Net cash used in financing activities                                 (261,041)       (24,715)

Effect of exchange rate changes on cash and cash equivalents          (103,949)        66,129
                                                                   -----------    -----------

Decrease in cash and cash equivalents                                 (352,169)      (343,482)

Cash and cash equivalents at beginning of period                     1,531,700      2,816,804
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $ 1,179,531    $ 2,473,322
                                                                   ===========    ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2000

Note 1--  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Note 2--  Earnings per Share

          The following table sets forth the computation of basic and diluted earnings per share:
                                          Three Months ended March 31,
                                                2000         1999
                                            ------------------------
Numerator:
  Numerator for basic and diluted
  earnings per share--net income            $  163,138   $   66,988
Denominator:
  Denominator per basic earnings per
  share--weighted average shares             9,551,000    9,651,000
  Effect of dilutive securities:
  Employee stock options and other warrants    385,000      200,000
                                            ----------   ----------
Denominator for diluted earnings per
share--adjusted weighted average shares      9,936,000    9,851,000
                                            ==========   ==========

Basic earnings per share                    $     0.02   $     0.01
                                            ==========   ==========
Diluted earnings per share                  $     0.02   $     0.01
                                            ==========   ==========


Note 3--  Comprehensive Income

          Total comprehensive income was $57,823 for the three months ended March 31, 2000 and $128,613 for the three months ended March 31, 1999. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 4--  Segment Information

                                                        Three months ended                            Three months ended
                                                          March 31, 2000                                March 31, 1999
                                                        ------------------                            ------------------
                                                     Network       Manufacturing                   Network       Manufacturing
                                                    marketing      and packaging                  marketing      and packaging
                                                  -------------------------------               -------------------------------
                Net sales to external customers    10,570,976         4,517,397                 11,487,115      6,208,196
                Intersegment net sales                   --           1,549,927                       --        1,567,162
                Segment profit/(loss)                 957,229          (145,709)                   649,007        (96,745)
                Segment assets                     14,093,461         5,009,409                 13,213,440      6,424,607

          A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                        Three months ended
                                                             March 31,
                                                        2000              1999
                                                    ----------------------------
          Total profit for reportable segments       811,520            552,262
          Corporate expenses                        (372,309)          (366,287)
          Non operating - net                         (4,315)            53,033
          Interest expense                          (167,670)          (130,398)
                                                    ----------------------------
          Income before income taxes                 267,226            108,610
                                                    ============================


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