Form 10-Q
period 2000-06-30
RELIV INTERNATIONAL INC
filed 2000-08-14
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         COMMON STOCK 9,555,295 outstanding Shares as of June 30, 2000

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The  following   consolidated   financial  statements  of  the
Registrant are attached to this Form 10-Q:

          1. Interim Balance Sheet as of June 30, 2000 and Balance Sheet as of December 31, 1999.

          2. Interim Statements of Operations for the three and six month periods ending June 30, 2000 and June 30, 1999.

          3. Interim Statements of Cash Flows for the six month periods ending June 30, 2000 and June 30, 1999.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

         Current assets of the Company increased during the first six months of 2000, to $10,775,000 from $8,497,000 as of December 31, 1999. Cash and cash equivalents remained relatively constant at $1,539,000 at June 30, as compared to $1,532,000 on December 31, 1999. Inventory increased by $477,000 to $5,182,000 as of June 30, 2000. The increase in the Company's inventory is due to sales growth in the network marketing segment, particularly in the United States, along with additional inventory required for the primary contract packaging customer. Accounts receivable has increased to $2,750,000 from $794,000 as of December 31, 1999. The increase is primarily due to the Company implementing a "full turnkey" operation for its primary contract packaging customer. This means the Company is responsible for purchasing all ingredients and packaging for this customer's product. Previously, the Company only purchased a portion of the ingredients. Trade accounts payable has also increased as a result of this "turnkey" arrangement.

         The Company purchased $237,000 of property, plant and equipment during the first six months of 2000, as compared to $886,000 during the first six months of 1999. This is the result of the Company's decision to reduce the emphasis on the manufacturing and packaging business.

         Current liabilities increased by $1,725,000 from $8,307,000 as of December 31, 1999 to $10,032,000 as of June 30, 2000. The primary component of the increase was in trade accounts payable. Trade accounts payable increased by $1,422,000 from $3,994,000 as of December 31, 1999 to $5,416,000 as of June 30,
2000. This increase is related to the change to a "full turnkey" program as discussed earlier.

         Long-term debt increased by $28,000 from $4,991,000 as of December 31, 1999 to $5,019,000 as of June 30, 2000. The Company issued a series of private placement notes totaling $220,000 as part of the capital investment required to fund the Company's upcoming entry into the Philippines.

         Stockholders' equity increased from $6,819,000 as of December 31, 1999 to $7,024,000 as of June 30, 2000, as the result of the net income for the first six months of 2000. However, equity declined by $138,000 as the result of the foreign currency translation adjustment at June 30, 2000 as compared to December 31, 1999. The Australian, New Zealand and Canadian dollars weakened against the US dollar over the course of the first half of 2000.

         The Company's working capital balance has improved to a balance of $744,000 as of June 30, 2000, up from $190,000 as of December 31, 1999. The current ratio has also improved slightly to 1.07 as of June 30, 2000. The Company's line of credit is formula-based and provides a borrowing arrangement based on a percentage of accounts receivable and inventory up to a maximum borrowing limit. As of December 31, 1999, the Company had borrowed more than the amount allowed under the collateral calculation, but has obtained a waiver to allow it to borrow the maximum amount under the line through September 30, 2000. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2000.

Results of Operations

         The Company had net income of $177,000, or $.02 per share ($.02 per share diluted), for the quarter ended June 30, 2000, compared to a net loss of $367,000, or $.04 per share ($.04 per share diluted), for the same period in 1999. The Company expected net sales to decline as the result of the reduction in the manufacturing and packaging business, but net sales and profits in the network marketing segment improved, led by the introduction of a new product in the United States. For the six months ended June 30, 2000, the Company had net income of $340,000, as compared to a net loss of $300,000 in the first six months of 1999.

         Net sales decreased to $15,187,000 in the second quarter of 2000 as compared to $18,962,000 in the second quarter of the prior year. The decrease was primarily due to the decrease in sales by the Company's manufacturing and packaging services segment. Sales in this portion of the business decreased to $4,373,000 in the second quarter of 2000, as compared to $9,122,000 in the prior year. However, net sales in the network marketing segment improved to $10,814,000 in the second quarter of 2000, as compared to $9,840,000 in the second quarter of 1999. Network marketing sales in the United States increased by 7% from $8,671,000 in the second quarter of 1999 to $9,247,000 in the second quarter of 2000. The increase in US sales was due primarily to the introduction of a new product, Reliv ReversAge (TM), a nutritional product. Additionally, sales in the Company's international subsidiaries improved overall. Sales in the foreign subsidiaries of Australia, New Zealand, Canada, Mexico and the United Kingdom overall increased by 34% from $1,169,000 in the second quarter of 1999 to $1,566,000 in the second quarter of 2000, led by sales increases in Mexico of 150% and in Australia of 20%. In Australia, a new GST tax was instituted on July 1, 2000 and this led to advance purchases by distributors in the month of June in order to avoid the new tax. Also, sales commenced in the Company's new operation in the country of Colombia in April of 2000.

         The Company also provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales decreased to $4,373,000 in the second quarter of 2000 from $9,122,000 in the prior year. Through the first six months of the year, net sales in this segment had declined from $15,331,000 in 1999 to $8,891,000 in 2000. This decrease follows the Company's decision to place less emphasis on this business. The Company's sales to third party customers primarily consist of the Company purchasing raw materials, customer-specified packaging materials and selling a finished product to the customer. For the second quarter of 2000, cost of goods sold for these sales were 93% of net sales. Even under optimal operating efficiencies, the gross margin for unrelated customers is substantially less than margins obtained in the sales of the network marketing products. The Company has eliminated its unprofitable business in this segment and is continuing to take steps to improve margins with its remaining customer. As a result, this segment showed its first quarterly profit ever of $ 137,000.

         Cost of products sold for the network marketing segment as a percentage of net sales improved from 17.1% in the second quarter of 1999 to 15.2%. A by-product of the increased business for unrelated customers is the purchasing power it provides the Company on the materials it uses to manufacture the network marketing products. This, coupled with a price increase on some of the Company's network marketing products in the first quarter of 2000 accounts for the improvement.

         Distributor royalties and commissions as a percentage of network marketing sales decreased slightly from 37% in the second quarter of 1999 to 36% in the second quarter of 2000. These expenses are governed by the distributor agreements and are directly related to the level of sales. The Company pays a percent of sales up to 18% in royalties and as much as 45% in commissions. A portion of this decreased percentage is due the Company allowing distributors in the United States to purchase individual cans of the products at their specified discount level. This change went into effect in February 2000. Previously, distributors had to pay full retail price through the Direct Select program to buy individual cans of product.

         During the second quarter of 2000, the Company closed its Canadian administrative office facility and has replaced it with a smaller distribution center. All customer service, sales and marketing support, accounting and other administrative services for the Canadian operation are being provided from the corporate office in Chesterfield, Missouri. All of the expenses incurred with closing the Canadian facility, including severance payments to the office and sales staff, were incurred during the second quarter. The Company incurred approximately US$70,000 in expenses to close the office.

         Interest expense increased from $140,000 in the second quarter of 1999 to $158,000 in the second quarter of 2000. This increase is due the greater reliance on the line of credit, along with higher interest rates.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting was held on May 25, 2000. At such meeting the Company's Board of Directors was re-elected.

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

         Dated: August 14, 2000            RELIV' INTERNATIONAL, INC.

                                           By: /s/ Robert L. Montgomery
                                               ---------------------------------
                                               Robert L. Montgomery, President,
                                               Chief Executive Officer and
                                               Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                       June 30      December 31
                                                        2000           1999
                                                    ------------   ------------
                                                    (unaudited)     (see notes)
Assets

Current assets:
  Cash and cash equivalents .....................   $  1,539,151   $  1,531,700
  Accounts and notes receivable, less allowances
    of $3,500 in 2000 and $430,000 in 1999 ......      2,750,480        794,037
  Note receivable from officer ..................         59,250        164,250
  Inventories
          Finished goods ........................      2,717,023      1,826,748
          Raw materials .........................      1,966,544      2,402,006
          Sales aids and promotional materials ..        498,595        476,708
                                                    ------------   ------------
                     Total inventories ..........      5,182,162      4,705,462

  Refundable income taxes .......................        853,223        855,178
  Prepaid expenses and other current assets .....        250,420        304,734
  Deferred income taxes .........................        140,464        141,236
                                                    ------------   ------------

Total current assets ............................     10,775,150      8,496,597

Other assets:
  Goodwill, net of accumulated amortization of
    $91,969 in 2000 and $65,692 in 1999 .........        433,569        459,846
  Other assets ..................................        981,082      1,013,130
                                                    ------------   ------------

Total other assets ..............................      1,414,651      1,472,976

Property, plant and equipment:
            Land ................................        829,222        829,222
            Building ............................      8,382,982      8,384,105
            Machinery & equipment ...............      3,933,966      3,870,695
            Office equipment ....................        487,064        454,729
            Computer equipment & software .......      1,905,936      1,823,832
                                                    ------------   ------------
                                                      15,539,170     15,362,583
Less: Accumulated depreciation ..................     (5,045,174)    (4,560,338)
                                                    ------------   ------------
          Net property, plant and equipment .....     10,493,996     10,802,245
                                                    ------------   ------------

Total assets ....................................   $ 22,683,797   $ 20,771,818
                                                    ============   ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                       June 30      December 31
                                                        2000           1999
                                                    ------------   ------------
                                                    (unaudited)     (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable ..............   $  5,415,553   $  3,993,555
            Distributors commissions payable ....      1,525,740      1,421,286
            Sales taxes payable .................        263,864        204,552
            Interest expense payable ............         45,060         31,871
            Payroll and payroll taxes payable ...        209,681        127,800
            Other accrued expenses ..............        384,474        103,548
                                                    ------------   ------------
Total accounts payable and accrued expenses .....      7,844,372      5,882,612

    Income taxes payable ........................        219,054          3,391
    Borrowings under line of credit .............      1,332,904      1,792,986
    Current maturities of long-term debt and
      capital lease obligations .................        630,267        622,973
    Unearned income .............................          5,003          5,003
                                                    ------------   ------------

  Total current liabilities .....................     10,031,600      8,306,965

Capital lease obligations, less current maturities       226,064        305,081
Long-term debt, less current maturities .........      5,019,174      4,990,639
Other non-current liabilities ...................        383,279        350,415

Stockholders' equity:
  Common stock, no par value; 20,000,000 shares
   authorized; 9,555,295 shares issued and
   outstanding    as of 6/30/2000 and 9,551,102
   as of 12/31/1999 .............................      9,082,382      9,082,382
  Notes receivable-officers and directors .......        (34,802)       (38,217)
  Accumulated deficit ...........................     (1,549,288)    (1,889,297)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment .......       (474,612)      (336,150)
                                                    ------------   ------------

Total stockholders' equity ......................      7,023,680      6,818,718
                                                    ------------   ------------


Total liabilities and stockholders' equity ......   $ 22,683,797   $ 20,771,818
                                                    ============   ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                             Three months ended June 30           Six months ended June 30
                                                               2000             1999             2000                  1999
                                                          --------------   --------------   --------------   ---------------
                                                           (unaudited)       (unaudited)      (unaudited)       (unaudited)

Sales at suggested retail                                   $20,932,750      $23,714,422      $41,800,132       $47,488,833
  Less: distributor allowances on product purchases           5,745,941        4,752,259       11,524,950        10,831,359
                                                          --------------   --------------   --------------   ---------------

Net sales                                                    15,186,809       18,962,163       30,275,182        36,657,474

Costs and expenses:
  Cost of products sold                                       5,721,333       10,912,666       11,852,530        18,987,398
  Distributor royalties and commissions                       3,865,982        3,680,025        7,698,406         8,190,800
  Selling, general and administrative                         5,130,995        4,875,618        9,816,536         9,799,447
                                                          --------------   --------------   --------------   ---------------

Total costs and expenses                                     14,718,310       19,468,309       29,367,472        36,977,645
                                                          --------------   --------------   --------------   ---------------

Income from operations                                          468,499         (506,146)         907,710          (320,171)

Other income (expense):
  Interest income                                                11,634           42,900           25,172            61,700
  Interest expense                                             (158,250)        (140,295)        (325,920)         (270,693)
  Other income/(expense)                                        (33,022)          10,147          (50,875)           44,380
                                                          --------------   --------------   --------------   ---------------

Income before income taxes                                      288,861         (593,394)         556,087          (484,784)
Provision for income taxes                                      111,990         (226,289)         216,078          (184,667)
                                                          --------------   --------------   --------------   ---------------

Net income                                                     $176,871        ($367,105)        $340,009         ($300,117)
                                                          ==============   ==============   ==============   ===============

Earnings per common share                                         $0.02           ($0.04)           $0.04            ($0.03)
                                                          ==============   ==============   ==============   ===============

Earnings per common share - assuming dilution                     $0.02           ($0.03)           $0.03            ($0.03)
                                                          ==============   ==============   ==============   ===============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)
                                                      Six months ended June 30
                                                        2000           1999
                                                     -----------    -----------
Operating activities:
Net income ........................................  $   340,009    ($  300,117)
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization .................      562,237        528,848
    Foreign currency translation (gain) loss ......       33,905         (6,789)
    (Increase) decrease in accounts and notes
      receivable ..................................   (1,896,612)    (1,274,279)
    (Increase) decrease in inventories ............     (527,902)    (2,099,327)
    (Increase) decrease in refundable income taxes          --         (189,587)
    (Increase) decrease in prepaid expenses
      and other current assets ....................       50,114        (60,842)
    (Increase) decrease in other assets ...........       23,538       (225,254)
    Increase (decrease) in accounts payable and
      accrued expenses ............................    2,022,460      2,795,327
    Increase (decrease) in income taxes payable ...      217,980         86,383
    Increase (decrease) in unearned income ........         --             --
                                                     -----------    -----------

Net cash provided by operating activities .........      825,729       (745,637)

Investing activities:
Purchase of property, plant and equipment .........     (237,329)      (885,685)
Repayment of loans by officers and directors ......       33,415          3,216
                                                     -----------    -----------

Net cash used in investing activities .............     (203,914)      (882,469)

Financing activities:
Net borrowings (repayments) under line of credit ..     (460,082)       842,562
Proceeds from long-term borrowings ................      220,000        300,000
Principal payments on long-term borrowings ........     (227,411)      (204,714)
Principal payments under capital lease obligations       (35,778)       (74,434)
Dividends paid ....................................         --          (96,505)
Purchase of treasury stock ........................         --           (7,682)
                                                     -----------    -----------

Net cash used in financing activities .............     (503,271)       759,227

Effect of exchange rate changes on cash and cash
  equivalents .....................................     (111,093)       110,569
                                                     -----------    -----------

Decrease in cash and cash equivalents .............        7,451       (758,310)

Cash and cash equivalents at beginning of period ..    1,531,700      2,816,804
                                                     -----------    -----------

Cash and cash equivalents at end of period ........  $ 1,539,151    $ 2,058,494
                                                     ===========    ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2000

Note 1--      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Note 2--      Earnings per Share

              The following table sets forth the computation of basic and diluted earnings per share:

                                            Three months ended June 30    Six months ended June 30
                                                2000          1999           2000          1999
                                             -----------   -----------   -----------   ------------
Numerator:
Numerator for basic and diluted
earnings per share--net income/(loss) ...   $   176,871   ($  367,105)   $   340,009   ($  300,117)
Denominator:
Denominator per basic earnings per
share--weighted average shares ..........     9,552,000     9,651,000      9,552,000     9,651,000
Effect of dilutive securities:
Employee stock options and other warrants       375,000          --          375,000          --
                                             -----------   -----------   -----------   ------------
Denominator for diluted earnings per
share--adjusted weighted average shares .     9,927,000     9,651,000      9,927,000     9,651,000
                                             ===========   ===========   ===========   ============

Basic earnings/(loss) per share .........   $      0.02   ($     0.04)   $      0.04   ($     0.03)
                                             ===========   ===========   ===========   ============
Diluted earnings/(loss) per share .......   $      0.02   ($     0.04)   $      0.03   ($     0.03)
                                             ===========   ===========   ===========   ============


Note 3--      Comprehensive Income

Total comprehensive income was $143,724 and $201,547 for the three months and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, comprehensive loss was $292,647 and $164,034, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 4--      Segment Information

                                         Three months ended         Three months ended
                                            June 30, 2000             June 30, 1999
                                            -------------             -------------
                                        Network    Manufacturing    Network    Manufacturing
                                       marketing   and packaging   marketing   and packaging
                                       -------------------------- --------------------------
Net sales to external customers        10,813,596     4,373,213     9,839,828    9,122,335
Intersegment net sales                       --       1,816,027          --      1,599,654
Segment profit/(loss)                     792,578       137,269       309,620     (448,291)

                                           Six months ended         Six months ended
                                            June 30, 2000             June 30, 1999
                                            -------------             -------------
                                        Network    Manufacturing    Network    Manufacturing
                                       marketing   and packaging   marketing   and packaging
                                       -------------------------- --------------------------
Net sales to external customers        21,384,572     8,890,610    21,326,943    15,330,531
Intersegment net sales                       --       3,365,954          --       3,284,913
Segment profit/(loss)                   1,717,726        (8,440)      958,626      (545,036)
Segment assets                         14,362,051     6,782,595    13,799,595     7,944,478

              A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                       Three months ended June 30   Six months ended June 30
                                           2000         1999           2000         1999
                                       -------------------------   -------------------------

Total profit for reportable segments      929,847      (138,671)    1,709,286       413,590
Corporate expenses                       (461,348)     (367,476)     (801,576)     (733,762)
Non operating - net                       (21,388)       53,048       (25,703)      106,081
Interest expense                         (158,250)     (140,295)     (325,920)     (270,693)
                                        ----------    ----------    ----------    ----------
Income before income taxes                288,861      (593,394)      556,087      (484,784)
                                        ==========    ==========    ==========    ==========


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