Form 10-Q/A
period 2000-03-31
RELIV INTERNATIONAL INC
filed 2001-01-12
CIK 768710

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO 1 TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

1.       Financial Condition

         Current assets of the Company decreased during the first quarter of 2000, to $7,949,000 from $8,497,000 as of December 31, 1999. Cash and cash equivalents decreased by $352,000 to $1,180,000 as of March 31, 2000 as the result of the increase in accounts receivable and the reduction of trade accounts payable. Inventory decreased by $788,000 to $3,918,000 as of March 31, 2000. The Company's inventory decrease is due to the reduction in the sales and production for the Company's manufacturing and packaging business. However, accounts receivable increased by $629,000, as the Company's remaining packaging customer had a strong month of sales in March 2000.

         The Company purchased only $55,000 of property, plant and equipment during the first quarter of 2000, further emphasizing its decision to reduce the manufacturing and packaging business. The majority of capital purchases in recent years were dedicated to this line of business.

         Current liabilities decreased by $456,000 from $8,307,000 as of December 31, 1999 to $7,851,000 as of March 31, 2000. The primary component of the decrease was in trade accounts payable. Trade accounts payable decreased by $603,000 from $3,994,000 as of December 31, 1999 to $3,391,000 as of March 31,
2000. This decrease is related to the decrease in inventory, as discussed previously.

         Long-term debt decreased by $123,000 from $4,991,000 as of December 31, 1999 to $4,868,000 as of March 31, 2000. The Company incurred no additional debt during the first quarter of 2000.

         Stockholders' equity decreased from $6,819,000 as of December 31, 1999 to $6,801,000 as of March 31, 2000, as the net income of the first quarter of 2000 was offset by $105,000 as the result of the foreign currency translation adjustment at March 31, 2000 as compared to December 31, 1999. The Australian, New Zealand and Canadian dollars all weakened against the US dollar over the course of the first quarter of 2000.

         The Company's working capital balance has declined slightly since December 31, 1999 with a working capital balance of $98,000 as of March 31, 2000. The current ratio has also declined slightly to 1.01 as of March 31, 2000. The Company's line of credit is formula-based and provides a borrowing arrangement based on a percentage of accounts receivable and inventory up to a maximum borrowing limit. As of December 31, 1999, the Company had borrowed more than the amount allowed under the collateral calculation, but has obtained a waiver to allow it to borrow the maximum amount under the line through September 30, 2000. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2000.

2.       Results of Operations

         The Company had net income of $86,000, or $.01 per share ($.01 per share diluted), for the quarter ended March 31, 2000, compared to net income of $67,000, or $.01 per share ($.01 per share diluted), for the same period in 1999. The Company expected net sales to decline as the result of the reduction in the manufacturing and packaging business, but gross margins improved slightly in the network marketing business and consolidated selling, general and administrative expenses decreased by $238,000 in the first quarter of 2000, as compared to the first quarter of 1999.

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

         Cost of products sold for the network marketing segment as a percentage of net sales increased slightly from 16.7% in the first quarter of 1999 to 17.0%.

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

         Interest expense increased from $130,000 in the first quarter of 1999 to $168,000 in the first quarter of 2000. This increase is due to the greater reliance on the line of credit, along with higher interest rates.

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

                  * Also incorporated by reference the Exhibits filed as part of the S- 18 Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: January 12, 2001          RELIV' INTERNATIONAL, INC.


                                          By: /s/ Robert L. Montgomery
                                             -----------------------------------
                                                Robert L. Montgomery, President,
                                                Chief Executive Officer

Reliv International, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                        March 31       December 31
                                                          2000            1999
                                                      ------------    ------------
                                                       (unaudited)     (see notes)

Current assets:
  Cash and cash equivalents                           $  1,179,531    $  1,531,700
  Accounts and notes receivable, less allowances of
    $429,000 in 2000 and $430,000 in 1999                1,423,221         794,037
  Note receivable from officer                              59,250         164,250
  Inventories
          Finished goods                                 1,567,138       1,826,748
          Raw materials                                  1,885,699       2,402,006
          Sales aids and promotional materials             464,777         476,708
                                                      ------------    ------------
                     Total inventories                   3,917,614       4,705,462

  Refundable income taxes                                  854,255         855,178
  Prepaid expenses and other current assets                374,457         304,734
  Deferred income taxes                                    140,679         141,236
                                                      ------------    ------------

Total current assets                                     7,949,007       8,496,597

Other assets:
  Goodwill, net of accumulated amortization of
    $78,830 in 2000 and $65,692 in 1999                    446,707         459,846
  Other assets                                           1,173,046       1,013,130
                                                      ------------    ------------

Total other assets                                       1,619,753       1,472,976

Property, plant and equipment:
            Land                                           829,222         829,222
            Building                                     8,384,058       8,384,105
            Machinery & equipment                        3,876,028       3,870,695
            Office equipment                               455,581         454,729
            Computer equipment & software                1,859,190       1,823,832
                                                      ------------    ------------
                                                        15,404,079      15,362,583
Less: Accumulated depreciation                          (4,815,571)     (4,560,338)
                                                      ------------    ------------
          Net property, plant and equipment             10,588,508      10,802,245
                                                      ------------    ------------

Total assets                                          $ 20,157,268    $ 20,771,818
                                                      ============    ============

See notes to financial statements.


Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                           March 31       December 31
                                                             2000            1999
                                                         ------------    ------------
                                                          (unaudited)     (see notes)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable                       $  3,390,654    $  3,993,555
            Distributors commissions payable                1,436,725       1,421,286
            Sales taxes payable                               209,024         204,552
            Interest expense payable                           41,731          31,871
            Payroll and payroll taxes payable                 179,799         127,800
            Other accrued expenses                            203,893         103,548
                                                         ------------    ------------
Total accounts payable and accrued expenses                 5,461,826       5,882,612

    Income taxes payable                                       67,097           3,391
    Borrowings under line of credit                         1,686,430       1,792,986
    Current maturities of long-term debt and
      capital lease obligations                               630,314         622,973
    Unearned income                                             5,003           5,003
                                                         ------------    ------------

  Total current liabilities                                 7,850,670       8,306,965

Capital lease obligations, less current maturities            265,958         305,081
Long-term debt, less current maturities                     4,867,937       4,990,639
Other non-current liabilities                                 372,050         350,415

Stockholders' equity:
  Common stock, no par value; 20,000,000 shares
   authorized; 9,551,102 shares issued and outstanding
   as of 3/31/2000 and 13/31/1999                           9,082,382       9,082,382
  Notes receivable-officers and directors                     (36,522)        (38,217)
  Accumulated deficit                                      (1,803,742)     (1,889,297)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                    (441,465)       (336,150)
                                                         ------------    ------------

Total stockholders' equity                                  6,800,653       6,818,718
                                                         ------------    ------------


Total liabilities and stockholders' equity               $ 20,157,268    $ 20,771,818
                                                         ============    ============

See notes to financial statements.


Reliv International, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                      Three months ended March 31
                                                          2000            1999
                                                      ------------    ------------
                                                       (unaudited)     (unaudited)
Sales at suggested retail                             $ 20,867,382    $ 23,774,411
  Less: distributor allowances on product purchases      5,779,009       6,079,100
                                                      ------------    ------------

Net sales                                               15,088,373      17,695,311

Costs and expenses:
  Cost of products sold                                  6,256,330       8,074,732
  Distributor royalties and commissions                  3,832,424       4,510,775
  Selling, general and administrative                    4,685,541       4,923,829
                                                      ------------    ------------

Total costs and expenses                                14,774,295      17,509,336
                                                      ------------    ------------

Income from operations                                     314,078         185,975

Other income (expense):
  Interest income                                           13,538          18,800
  Interest expense                                        (167,670)       (130,398)
  Other income/(expense)                                   (17,853)         34,233
                                                      ------------    ------------

Income before income taxes                                 142,093         108,610
Provision for income taxes                                  56,538          41,622
                                                      ------------    ------------

Net income                                            $     85,555    $     66,988
                                                      ============    ============

Earnings per common share                                    $0.01           $0.01
                                                      ============    ============
Earnings per common share - assuming dilution                $0.01           $0.01
                                                      ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
                                                                  Three months ended March 31
                                                                       2000           1999
                                                                   -----------    -----------
Operating activities:
Net income                                                         $    85,555    $    66,988
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                      277,575        257,741
    Foreign currency translation (gain) loss                            15,410        (21,843)
    (Increase) decrease in accounts and notes receivable              (548,962)      (302,043)
    (Increase) decrease in inventories                                 767,132     (1,473,972)
    (Increase) decrease in refundable income taxes                        --           (1,933)
    (Increase) decrease in prepaid expenses
      and other current assets                                         (72,814)        38,166
    (Increase) decrease in other assets                               (162,135)      (103,754)
    Increase (decrease) in accounts payable and accrued expenses      (390,480)     1,717,872
    Increase (decrease) in income taxes payable                         65,058         25,446
    Increase (decrease) in unearned income                                --             --
                                                                   -----------    -----------

Net cash provided by operating activities                               36,339        202,668

Investing activities:
Purchase of property, plant and equipment                              (55,212)      (589,160)
Repayment of loans by officers and directors                            31,694          1,596
                                                                   -----------    -----------

Net cash used in investing activities                                  (23,518)      (587,564)

Financing activities:
Net repayments under line of credit                                   (106,557)       (85,256)
Proceeds from long-term borrowings                                        --          300,000
Principal payments on long-term borrowings                            (112,441)       (94,188)
Principal payments under capital lease obligations                     (42,043)       (41,084)
Dividends paid                                                            --          (96,505)
Purchase of treasury stock                                                --           (7,682)
                                                                   -----------    -----------

Net cash used in financing activities                                 (261,041)       (24,715)

Effect of exchange rate changes on cash and cash equivalents          (103,949)        66,129
                                                                   -----------    -----------

Decrease in cash and cash equivalents                                 (352,169)      (343,482)

Cash and cash equivalents at beginning of period                     1,531,700      2,816,804
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $ 1,179,531    $ 2,473,322
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

Note 2--      Restatement of Prior Interim Periods


For the three-month periods ended March 31, 2000, June 30, 2000, and September 30, 2000, the Company understated cost of goods sold by (respectively) $125,133, $184,284 and $227,479 due to inventory costing errors. This resulted in overstatements of previously reported quarterly net income of $77,583 ($.01 per share basic and diluted), $114,256 ($.01 per share basic and diluted) and $141,037 ($.01 per share basic and diluted). Net income as adjusted was $85,555 ($.01 per share basic and diluted) for the first quarter of 2000, $62,615 ($.01 per share basic and diluted) for the second quarter, and $234,752 ($.02 per share basic and diluted) for the third quarter.


Note 3--      Earnings per Share

              The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three months ended March 31
                                                         2000             1999
                                                       ----------     ----------
Numerator:
Numerator for basic and diluted
earnings per share--net income                         $   85,555     $   66,988
Denominator:
Denominator per basic earnings per
share--weighted average shares                          9,551,000      9,651,000
Effect of dilutive securities:
Employee stock options and other warrants                 385,000        200,000
                                                       ----------     ----------
Denominator for diluted earnings per
share--adjusted weighted average shares                 9,936,000      9,851,000
                                                       ==========     ==========
Basic earnings per share                                    $0.01          $0.01
                                                       ==========     ==========
Diluted earnings per share                                  $0.01          $0.01
                                                       ==========     ==========


Note 4--      Comprehensive Income


Total comprehensive income/(loss) was ($19,760) for the three months ended March 31, 2000 and $128,613 for the three months ended March 31, 1999. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 5--      Segment Information

                                                       Three months ended                   Three months ended
                                                          March 31, 2000                        March 31, 1999
                                                   Network        Manufacturing          Network       Manufacturing
                                                  marketing       and packaging         marketing      and packaging
                                               -----------------------------------   ----------------------------------
Net sales to external customers                      10,570,976         4,517,397          11,487,115        6,208,196
Intersegment net sales                                       --         1,549,927                  --        1,567,162
Segment profit/(loss)                                   832,096          (145,709)            649,007          (96,745)
Segment assets                                       13,968,328         5,009,409          13,213,440        6,424,607

A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                              Three months ended March 31
                                                 2000             1999
                                           -----------------------------------

Total profit for reportable segments                686,387           552,262
Corporate expenses                                 (372,309)         (366,287)
Non operating - net                                  (4,315)           53,033
Interest expense                                   (167,670)         (130,398)
                                           -----------------------------------
Income before income taxes                          142,093           108,610
                                           ===================================

Note 6-- Legal Proceedings

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