Form 10-Q/A
period 2000-06-30
RELIV INTERNATIONAL INC
filed 2001-01-12
CIK 768710

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

Financial Condition

         Current assets of the Company increased during the first six months of 2000, to $10,466,000 from $8,497,000 as of December 31, 1999. Cash and cash equivalents remained relatively constant at $1,539,000 at June 30, as compared to $1,532,000 on December 31, 1999. Inventory increased by $167,000 to $4,873,000 as of June 30, 2000. The increase in the Company's inventory is due to additional inventory required for the primary contract packaging customer. Accounts receivable has increased to $2,750,000 from $794,000 as of December 31, 1999. The increase is primarily due to the Company implementing a "full turnkey" operation for its primary contract packaging customer. This means the Company is responsible for purchasing all ingredients and packaging for this customer's product. Previously, the Company only purchased a portion of the ingredients. Trade accounts payable has also increased as a result of this "turnkey" arrangement.

         The Company purchased $237,000 of property, plant and equipment during the first six months of 2000, as compared to $886,000 during the first six months of 1999. This is the result of the Company's decision to reduce the emphasis on the manufacturing and packaging business.

         Current liabilities increased by $1,607,000 from $8,307,000 as of December 31, 1999 to $9,914,000 as of June 30, 2000. The primary component of the increase was in trade accounts payable. Trade accounts payable increased by $1,422,000 from $3,994,000 as of December 31, 1999 to $5,416,000 as of June 30,
2000. This increase is related to the change to a "full turnkey" program as discussed earlier.

         Long-term debt increased by $28,000 from $4,991,000 as of December 31, 1999 to $5,019,000 as of June 30, 2000. The Company issued a series of private placement notes totaling $220,000 as part of the capital investment required to fund the Company's upcoming entry into the Philippines.

         Stockholders' equity increased from $6,819,000 as of December 31, 1999 to $6,832,000 as of June 30, 2000, as the result of the net income for the first six months of 2000. However, equity declined by $138,000 as the result of the foreign currency translation adjustment at June 30, 2000 as compared to December 31, 1999. The Australian, New Zealand and Canadian dollars weakened against the US dollar over the course of the first half of 2000.

         The Company's working capital balance has improved to a balance of $552,000 as of June 30, 2000, up from $190,000 as of December 31, 1999. The current ratio has also improved slightly to 1.06 as of June 30, 2000. The Company's line of credit is formula-based and provides a borrowing arrangement based on a percentage of accounts receivable and inventory up to a maximum borrowing limit. As of December 31, 1999, the Company had borrowed more than the amount allowed under the collateral calculation, but has obtained a waiver to allow it to borrow the maximum amount under the line through September 30, 2000. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2000.

Results of Operations

         The Company had net income of $63,000, or $.01 per share ($.01 per share diluted), for the quarter ended June 30, 2000, compared to a net loss of $367,000, or $.04 per share ($.04 per share diluted), for the same period in 1999. The Company expected net sales to decline as the result of the reduction in the manufacturing and packaging business, but net sales and profits in the network marketing segment improved, led by the introduction of a new product in the United States. For the six months ended June 30, 2000, the Company had net income of $148,000, as compared to a net loss of $300,000 in the first six months of 1999.

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

         Cost of products sold for the network marketing segment as a percentage of net sales improved from 17.1% in the second quarter of 1999 to 16.9%. A by-product of the increased business for unrelated customers is the purchasing power it provides the Company on the materials it uses to manufacture the network marketing products. This, coupled with a price increase on some of the Company's network marketing products in the first quarter of 2000 accounts for the improvement.

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

         Dated: January 12, 2001            RELIV' INTERNATIONAL, INC.


                                             By: /s/ Robert L. Montgomery
                                                --------------------------------
                                                Robert L. Montgomery, President,
                                                Chief Executive Officer and
                                                Principal Financial Officer

Reliv International, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                           June 30         December 31
                                                             2000            1999
                                                         -------------   -------------
                                                          (unaudited)      (see notes)
Assets
Current assets:
  Cash and cash equivalents                                $1,539,151      $1,531,700
  Accounts and notes receivable, less allowances of
    $3,500 in 2000 and $430,000 in 1999                     2,750,480         794,037
  Note receivable from officer                                 59,250         164,250
  Inventories
          Finished goods                                    2,407,606       1,826,748
          Raw materials                                     1,966,544       2,402,006
          Sales aids and promotional materials                498,595         476,708
                                                         -------------   -------------
                     Total inventories                      4,872,745       4,705,462

  Refundable income taxes                                     853,223         855,178
  Prepaid expenses and other current assets                   250,420         304,734
  Deferred income taxes                                       140,464         141,236
                                                         -------------   -------------

Total current assets                                       10,465,733       8,496,597

Other assets:
  Goodwill, net of accumulated amortization of
    $91,969 in 2000 and $65,692 in 1999                       433,569         459,846
  Other assets                                                981,082       1,013,130
                                                         -------------   -------------

Total other assets                                          1,414,651       1,472,976

Property, plant and equipment:
            Land                                              829,222         829,222
            Building                                        8,382,982       8,384,105
            Machinery & equipment                           3,933,966       3,870,695
            Office equipment                                  487,064         454,729
            Computer equipment & software                   1,905,936       1,823,832
                                                         -------------   -------------
                                                           15,539,170      15,362,583
Less: Accumulated depreciation                             (5,045,174)     (4,560,338)
                                                         -------------   -------------
          Net property, plant and equipment                10,493,996      10,802,245
                                                         -------------   -------------

Total assets                                              $22,374,380     $20,771,818
                                                         =============   =============

See notes to financial statements.


Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                           June 30         December 31
                                                             2000            1999
                                                         -------------   -------------
                                                          (unaudited)      (see notes)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable                         $5,415,553      $3,993,555
            Distributors commissions payable                1,525,740       1,421,286
            Sales taxes payable                               263,864         204,552
            Interest expense payable                           45,060          31,871
            Payroll and payroll taxes payable                 209,681         127,800
            Other accrued expenses                            384,474         103,548
                                                         -------------   -------------
Total accounts payable and accrued expenses                 7,844,372       5,882,612

    Income taxes payable                                      101,476           3,391
    Borrowings under line of credit                         1,332,904       1,792,986
    Current maturities of long-term debt and
      capital lease obligations                               630,267         622,973
    Unearned income                                             5,003           5,003
                                                         -------------   -------------

  Total current liabilities                                 9,914,022       8,306,965

Capital lease obligations, less current maturities            226,064         305,081
Long-term debt, less current maturities                     5,019,174       4,990,639
Other non-current liabilities                                 383,279         350,415

Stockholders' equity:
  Common stock, no par value; 20,000,000 shares
   authorized; 9,555,295 shares issued and outstanding
   as of 6/30/2000 and 9,551,102 as of 12/31/1999           9,082,382       9,082,382
  Notes receivable-officers and directors                     (34,802)        (38,217)
  Accumulated deficit                                      (1,741,127)     (1,889,297)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                    (474,612)       (336,150)
                                                         -------------   -------------

Total stockholders' equity                                  6,831,841       6,818,718
                                                         -------------   -------------


Total liabilities and stockholders' equity                $22,374,380     $20,771,818
                                                         =============   =============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                        Three months ended June 30   Six months ended June 30
                                                           2000           1999          2000          1999
                                                        ------------  ------------- -------------  ------------
                                                        (unaudited)   (unaudited)   (unaudited)    (unaudited)
Sales at suggested retail                               $20,932,750    $23,714,422   $41,800,132   $47,488,833
  Less: distributor allowances on product purchases       5,745,941      4,752,259    11,524,950    10,831,359
                                                        ------------  ------------- -------------  ------------
Net sales                                                15,186,809     18,962,163    30,275,182    36,657,474

Costs and expenses:
  Cost of products sold                                   5,905,617     10,912,666    12,161,947    18,987,398
  Distributor royalties and commissions                   3,865,982      3,680,025     7,698,406     8,190,800
  Selling, general and administrative                     5,130,995      4,875,618     9,816,536     9,799,447
                                                        ------------  ------------- -------------  ------------

Total costs and expenses                                 14,902,594     19,468,309    29,676,889    36,977,645
                                                        ------------  ------------- -------------  ------------

Income from operations                                      284,215       (506,146)      598,293      (320,171)

Other income (expense):
  Interest income                                            11,634         42,900        25,172        61,700
  Interest expense                                         (158,250)      (140,295)     (325,920)     (270,693)
  Other income/(expense)                                    (33,022)        10,147       (50,875)       44,380
                                                        ------------  ------------- -------------  ------------

Income before income taxes                                  104,577       (593,394)      246,670      (484,784)
Provision for income taxes                                   41,962       (226,289)       98,500      (184,667)
                                                        ------------  ------------- -------------  ------------

Net income                                                  $62,615      ($367,105)     $148,170     ($300,117)
                                                        ============  ============= =============  ============

Earnings per common share                                     $0.01         ($0.04)        $0.02        ($0.03)
                                                        ============  ============= =============  ============

Earnings per common share - assuming dilution                 $0.01         ($0.04)        $0.01        ($0.03)
                                                        ============  ============= =============  ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)
                                                                     Six months ended June 30
                                                                        2000           1999
                                                                   -------------  ------------
Operating activities:
Net income                                                             $148,170     ($300,117)
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                       562,237       528,848
    Foreign currency translation (gain) loss                             33,905        (6,789)
    (Increase) decrease in accounts and notes receivable             (1,896,612)   (1,274,279)
    (Increase) decrease in inventories                                 (218,485)   (2,099,327)
    (Increase) decrease in refundable income taxes                           --      (189,587)
    (Increase) decrease in prepaid expenses
      and other current assets                                           50,114       (60,842)
    (Increase) decrease in other assets                                  23,538      (225,254)
    Increase (decrease) in accounts payable and accrued expenses      2,022,460     2,795,327
    Increase (decrease) in income taxes payable                         100,402        86,383
    Increase (decrease) in unearned income                                   --            --
                                                                   -------------  ------------

Net cash provided by (used in) operating activities                     825,729      (745,637)

Investing activities:
Purchase of property, plant and equipment                              (237,329)     (885,685)
Repayment of loans by officers and directors                             33,415         3,216
                                                                   -------------  ------------

Net cash used in investing activities                                  (203,914)     (882,469)

Financing activities:
Net borrowings (repayments) under line of credit                       (460,082)      842,562
Proceeds from long-term borrowings                                      220,000       300,000
Principal payments on long-term borrowings                             (227,411)     (204,714)
Principal payments under capital lease obligations                      (35,778)      (74,434)
Dividends paid                                                               --       (96,505)
Purchase of treasury stock                                                   --        (7,682)
                                                                   -------------  ------------

Net cash provided by (used in) financing activities                    (503,271)      759,227

Effect of exchange rate changes on cash and cash equivalents           (111,093)      110,569
                                                                   -------------  ------------

Increase (decrease) in cash and cash equivalents                          7,451      (758,310)

Cash and cash equivalents at beginning of period                      1,531,700     2,816,804
                                                                   -------------  ------------

Cash and cash equivalents at end of period                           $1,539,151    $2,058,494
                                                                   =============  ============

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

Note 3--      Earnings per Share

              The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three months ended June 30             Six months ended June 30
                                                    2000             1999                2000              1999
                                              ----------------------------------   -----------------------------------

Numerator:
Numerator for basic and diluted
earnings per share--net income/(loss)                  $62,615        ($367,105)            $148,170        ($300,117)
Denominator:
Denominator per basic earnings per
share--weighted average shares                       9,552,000        9,651,000            9,552,000        9,651,000
Effect of dilutive securities:
Employee stock options and other warrants              375,000                -              375,000                -
                                              ----------------------------------   -----------------------------------
Denominator for diluted earnings per
share--adjusted weighted average shares              9,927,000        9,651,000            9,927,000        9,651,000
                                              ==================================   ===================================
Basic earnings/(loss) per share                          $0.01           ($0.04)               $0.02           ($0.03)
                                              ==================================   ===================================
Diluted earnings/(loss) per share                        $0.01           ($0.04)               $0.01           ($0.03)
                                              ==================================   ===================================

Note 4--      Comprehensive Income

Total comprehensive income was $29,468 and $9,708 for the three months and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, comprehensive loss was $292,647 and $164,034, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2000

Note 5--      Segment Information

                                                     Three months ended                    Three months ended
                                                       June 30, 2000                         June 30, 1999
                                                       -------------                         -------------
                                                  Network       Manufacturing           Network       Manufacturing
                                                 marketing      and packaging          marketing      and packaging
                                              ----------------------------------   -----------------------------------
Net sales to external customers                     10,813,596        4,373,213            9,839,828        9,122,335
Intersegment net sales                                      --        1,816,027                   --        1,599,654
Segment profit/(loss)                                  608,294          137,269              309,620        (448,291)


                                                         Six months ended                     Six months ended
                                                          June 30, 2000                         June 30, 1999
                                                          -------------                         -------------
                                                  Network       Manufacturing           Network       Manufacturing
                                                 marketing      and packaging          marketing      and packaging
                                              ----------------------------------   -----------------------------------

Net sales to external customers                     21,384,572        8,890,610           21,326,943       15,330,531
Intersegment net sales                                      --        3,365,954                   --        3,284,913
Segment profit/(loss)                                1,408,309          (8,440)              958,626        (545,036)
Segment assets                                      14,052,634        6,782,595           13,799,595        7,944,478

A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                 Three months ended June 30             Six months ended June 30
                                                    2000             1999                2000              1999
                                              ----------------------------------   -----------------------------------
Total profit for reportable segments                   745,563        (138,671)            1,399,869          413,590
Corporate expenses                                   (461,348)        (367,476)            (801,576)        (733,762)
Non operating - net                                   (21,388)           53,048             (25,703)          106,081
Interest expense                                     (158,250)        (140,295)            (325,920)        (270,693)
                                              ----------------------------------   -----------------------------------
Income before income                                   104,577        (593,394)              246,670        (484,784)
taxes                                         ==================================   ===================================


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