Form 10-Q/A
period 2000-09-30
RELIV INTERNATIONAL INC
filed 2001-01-12
CIK 768710

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

Financial Condition

         Current assets of the Company increased during the first nine months of 2000, to $12,212,000 from $8,497,000 as of December 31, 1999. Cash and cash equivalents decreased to $1,265,000 at September 30, as compared to $1,532,000 as of December 31, 1999. Inventory increased by $1,359,000 to $6,064,000 as of September 30, 2000, as compared to December 31, 1999. The increase in the Company's inventory is due to sales growth in the network marketing segment, particularly in the United States, along with additional inventory required for the primary contract packaging customer. Accounts receivable has increased to $3,687,000 from $794,000 as of December 31, 1999. The increase is primarily due to the Company implementing a "full turnkey" operation for its primary contract-packaging customer. This means the Company is responsible for purchasing all ingredients and packaging for this customer's product. Previously, the Company only purchased a portion of the ingredients. Trade accounts payable has also increased as a result of this "turnkey" arrangement.

         The Company purchased $320,000 of property, plant and equipment during the first nine months of 2000, as compared to $966,000 during the first nine months of 1999. This is the result of the Company's decision to reduce the emphasis on the manufacturing and packaging business.

         Current liabilities increased by $3,121,000 from $8,307,000 as of December 31, 1999 to $11,928,000 as of September 30, 2000. The primary component of the increase was in trade accounts payable. Trade accounts payable increased by $2,928,000 from $3,994,000 as of December 31, 1999 to $6,922,000 as of
September 30, 2000. This increase is related to the change to a "full turnkey" program as discussed earlier.

         Long-term debt decreased by $10,000 from $4,991,000 as of December 31, 1999 to $4,981,000 as of September 30, 2000. The Company issued a series of private placement notes totaling $240,000 as part of the capital investment required to fund the Company's upcoming entry into the Philippines.

         Stockholders' equity increased from $6,819,000 as of December 31, 1999 to $6,936,000 as of September 30, 2000, as the result of the net income for the first nine months of 2000. However, equity declined by $324,000 as the result of the foreign currency translation adjustment at September 30, 2000 as compared to December 31, 1999. The Australian, New Zealand and Canadian dollars weakened against the US dollar over the first nine months of 2000.

         The Company's working capital balance has improved to a balance of $784,000 as of September 30, 2000, up from $190,000 as of December 31, 1999. The current ratio has also improved slightly to 1.07 as of September 30, 2000. The Company's line of credit is formula-based and provides a borrowing arrangement based on a percentage of accounts receivable and inventory up to a maximum borrowing limit. During the third quarter of 2000, the Company negotiated an increase in the maximum borrowing limit to $3,000,000. As of September 30, 2000, the Company was in compliance with all covenants in the new line of credit agreement. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2000.

Results of Operations

         The Company had net income of $235,000, or $.02 per share ($.02 per share diluted), for the quarter ended September 30, 2000, compared to a net loss of $350,000, or $.04 per share ($.04 per share diluted), for the same period in 1999. Net sales were comparable between the third quarter of 2000, as compared to 1999. However, the anticipated reduction in manufacturing and packaging sales were offset by increased sales in the network marketing segment. This change in the sales mix led to improved margins and profitability. For the nine months ended September 30, 2000, the Company had net income of $383,000, as compared to a net loss of $650,000 in the first nine months of 1999.

         Net sales decreased slightly to $16,928,000 in the third quarter of 2000 as compared to $16,967,000 in the third quarter of the prior year. Net sales in the network marketing segment improved to $12,535,000 in the third quarter of 2000, as compared to $9,730,000 in the third quarter of 1999. This increase was offset by a decrease in the sales of the manufacturing and packaging segment. Sales in this portion of the business decreased to $4,393,000 in the third quarter of 2000, as compared to $7,237,000 in the prior year. This decrease in net sales in this segment was anticipated, as the Company has continued its plan of eliminating unprofitable and low margin sales and customers. Network marketing sales in the United States increased by 32% from $8,558,000 in the third quarter of 1999 to $11,333,000 in the third quarter of 2000. The increase in U.S. sales was due to a change in the compensation plan to the independent distributors, along with continued strong sales of the Company's new product, Reliv ReversAge (TM), a nutritional product that was introduced in

May 2000. The change in the compensation plan did not have as strong an impact on foreign sales as in the United States. Sales in the Company's international subsidiaries improved by 3% from $1,171,000 in the third quarter of 1999 to $1,202,000 in the third quarter of 2000. However, results were mixed in the various foreign markets. Sales in Mexico improved by 150% over the third quarter of 1999, but sales in the Australia/New Zealand market continue to struggle with a 42% decline versus the third quarter of 1999. Sales in the Canadian and United Kingdom markets remained essentially flat. Sales commenced in the Company's new operation in the country of Colombia in April of 2000, and sales in the Philippines are scheduled to launch during November 2000.

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

         Cost of products sold for the network marketing segment as a percentage of net sales improved from 18.7% in the third quarter of 1999 to 16.0%. A by-product of the increased business for unrelated customers is the purchasing power it provides the Company on the materials it uses to manufacture the network marketing products. This, coupled with a price increase on some of the Company's network marketing products in the first quarter of 2000, along with increased production requirements for the network marketing division accounts for the improvement.

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

Part II.          OTHER INFORMATION

Item 1.  Legal Proceedings

         In May 1998, the former sales/general manager of the Company's Canadian subsidiary filed a lawsuit claiming damages for unlawful termination and breach of contract. The Company had terminated the individual in April 1998. The Company engaged Canadian counsel to defend the lawsuit. On September 28, 2000, all claims against the Company brought by the individual were dismissed by the Canadian court, which also awarded the Company its legal costs of the proceedings. The period of time for commencing an appeal of an order of dismissal under Canadian rules has expired.

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

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                  September 30     December 31
                                                                      2000            1999
                                                                  ------------    ------------
                                                                   (unaudited)     (see notes)
Assets

Current assets:
  Cash and cash equivalents                                       $  1,265,376    $  1,531,700
  Accounts and notes receivable, less allowances of
    $200 in 2000 and $430,000 in 1999                                3,686,689         794,037
  Note receivable from officer                                          59,250         164,250
  Inventories
          Finished goods                                             2,950,159       1,826,748
          Raw materials                                              2,604,196       2,402,006
          Sales aids and promotional materials                         509,954         476,708
                                                                  ------------    ------------
                     Total inventories                               6,064,309       4,705,462

  Refundable income taxes                                              676,867         855,178
  Prepaid expenses and other current assets                            319,764         304,734
  Deferred income taxes                                                139,708         141,236
                                                                  ------------    ------------

Total current assets                                                12,211,963       8,496,597

Other assets:
  Goodwill, net of accumulated amortization of
    $105,108 in 2000 and $65,692 in 1999                               420,430         459,846
  Other assets                                                       1,036,295       1,013,130
                                                                  ------------    ------------

Total other assets                                                   1,456,725       1,472,976

Property, plant and equipment:
            Land                                                       829,222         829,222
            Building                                                 8,388,746       8,384,105
            Machinery & equipment                                    3,975,899       3,870,695
            Office equipment                                           487,752         454,729
            Computer equipment & software                            1,923,017       1,823,832
                                                                  ------------    ------------
                                                                    15,604,636      15,362,583
Less: Accumulated depreciation                                      (5,296,695)     (4,560,338)
                                                                  ------------    ------------
          Net property, plant and equipment                         10,307,941      10,802,245
                                                                  ------------    ------------

Total assets                                                      $ 23,976,629    $ 20,771,818
                                                                  ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                                  September 30     December 31
                                                                       2000            1999
                                                                  ------------    ------------
                                                                   (unaudited)     (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable                                $  6,921,669    $  3,993,555
            Distributors commissions payable                         1,170,207       1,421,286
            Sales taxes payable                                        211,712         204,552
            Interest expense payable                                    55,257          31,871
            Payroll and payroll taxes payable                          205,803         127,800
            Other accrued expenses                                     269,751         103,548
                                                                  ------------    ------------
Total accounts payable and accrued expenses                          8,834,399       5,882,612

    Income taxes payable                                                     0           3,391
    Borrowings under line of credit                                  2,018,871       1,792,986
    Current maturities of long-term debt and
      capital lease obligations                                        570,115         622,973
    Unearned income                                                      5,003           5,003
                                                                  ------------    ------------

  Total current liabilities                                         11,428,388       8,306,965

Capital lease obligations, less current maturities                     185,383         305,081
Long-term debt, less current maturities                              4,981,303       4,990,639
Other non-current liabilities                                          445,411         350,415

Stockholders' equity:
  Common stock, no par value; 20,000,000 shares
   authorized; 9,560,158 shares issued and outstanding
   as of 9/30/2000 and 9,551,102 as of 12/31/1999                    9,083,841       9,082,382
  Notes receivable-officers and directors                              (33,056)        (38,217)
  Accumulated deficit                                               (1,454,279)     (1,889,297)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                             (660,362)       (336,150)
                                                                  ------------    ------------

Total stockholders' equity                                           6,936,144      6,818,718
                                                                  ------------    ------------


Total liabilities and stockholders' equity                        $ 23,976,629    $ 20,771,818
                                                                  ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                                Three months ended September 30     Nine months ended September 30
                                                                       2000            1999               2000            1999
                                                                  ------------    ------------       ------------    ------------
                                                                   (unaudited)     (unaudited)        (unaudited)     (unaudited)


Sales at suggested retail                                         $ 23,545,302    $ 21,949,007       $ 65,345,434    $ 69,437,840
  Less: distributor allowances on product purchases                  6,617,214       4,982,390         18,142,164      15,813,749
                                                                  ------------    ------------       ------------    ------------

Net sales                                                           16,928,088      16,966,617         47,203,270      53,624,091

Costs and expenses:
  Cost of products sold                                              6,153,754       8,981,652         18,315,702      27,969,050
  Distributor royalties and commissions                              4,585,720       3,551,871         12,284,126      11,742,671
  Selling, general and administrative                                5,685,958       4,883,658         15,502,494      14,683,105
                                                                  ------------    ------------       ------------    ------------

Total costs and expenses                                            16,425,432      17,417,181         46,102,322      54,394,826
                                                                  ------------    ------------       ------------    ------------

Income from operations                                                 502,656        (450,564)         1,100,948        (770,735)

Other income (expense):
  Interest income                                                       11,489          19,472             36,661          81,172
  Interest expense                                                    (149,999)       (154,410)          (475,919)       (425,103)
  Other income/(expense)                                                39,986          21,399            (10,889)         65,779
                                                                  ------------    ------------       ------------    ------------

Income (loss) before income taxes                                      404,132        (564,103)           650,801      (1,048,887)
Provision (benefit) for income taxes                                   169,380        (213,910)           267,879        (398,577)
                                                                  ------------    ------------       ------------    ------------

Net income (loss)                                                 $    234,752    ($   350,193)      $    382,922    ($   650,310)
                                                                  ============    ============       ============    ============

Earnings (loss) per common share                                  $       0.02    ($      0.04)      $       0.04    ($      0.07)
                                                                  ============    ============       ============    ============

Earnings (loss) per common share - assuming dilution              $       0.02    ($      0.04)      $       0.04    ($      0.07)
                                                                  ============    ============       ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                                Nine months ended September 30
                                                                                      2000           1999
                                                                                  -----------    -----------

Operating activities:
Net income (loss)                                                                 $   382,922    ($  650,310)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                                     838,590        819,877
    Foreign currency translation (gain) loss                                           33,598        (24,108)
    (Increase) decrease in accounts and notes receivable                           (1,462,637)      (430,084)
    (Increase) decrease in inventories                                             (1,447,398)    (1,385,238)
    (Increase) decrease in refundable income taxes                                    174,139       (397,969)
    (Increase) decrease in prepaid expenses
      and other current assets                                                        (21,668)      (102,723)
    (Increase) decrease in other assets                                               (32,903)      (306,232)
    Increase (decrease) in accounts payable and accrued expenses                    1,649,220      1,092,281
    Increase (decrease) in income taxes payable                                        (1,392)        49,607
    Increase (decrease) in unearned income                                               --         (102,018)
                                                                                  -----------    -----------

Net cash provided by (used in) operating activities                                   112,471     (1,436,917)

Investing activities:
Purchase of property, plant and equipment                                            (319,522)      (966,258)
Repayment of loans by officers and directors                                          110,161          4,860
                                                                                  -----------    -----------

Net cash used in investing activities                                                (209,361)      (961,398)

Financing activities:
Net borrowings under line of credit                                                   225,885      1,398,123
Proceeds from long-term borrowings                                                    240,000        300,000
Principal payments on long-term borrowings                                           (336,793)      (311,094)
Principal payments under capital lease obligations                                    (85,099)      (119,555)
Proceeds from stock options exercised                                                   1,459           --
Dividends paid                                                                           --          (96,505)
Purchase of treasury stock                                                               --          (58,682)
                                                                                  -----------    -----------

Net cash provided by financing activities                                              45,452      1,112,287

Effect of exchange rate changes on cash and cash equivalents                         (214,886)        79,582
                                                                                  -----------    -----------

Decrease in cash and cash equivalents                                                (266,324)    (1,206,446)

Cash and cash equivalents at beginning of period                                    1,531,700      2,816,804
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $ 1,265,376    $ 1,610,358
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


Note 3--      Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three months ended September 30     Nine months ended September 30
                                                           2000          1999                  2000          1999
                                                      --------------------------          -------------------------
Numerator:
  Numerator for basic and diluted
    earnings per share--net income/(loss)             $   234,752   ($  350,193)          $   382,922   ($  650,310)
Denominator:
  Denominator per basic earnings per
    share--weighted average shares                      9,553,000     9,649,000             9,553,000     9,649,000
  Effect of dilutive securities:
    Employee stock options and other warrants             371,000          --                 371,000          --
                                                       -------------------------          -------------------------

    Denominator for diluted earnings per
      share--adjusted weighted average shares           9,924,000     9,649,000             9,924,000     9,649,000
                                                      ==========================          ==========================

Basic earnings/(loss) per share                       $      0.02   ($     0.04)          $      0.04   ($     0.07)
                                                      ==========================          ==========================
Diluted earnings/(loss) per share                     $      0.02   ($     0.04)          $      0.04   ($     0.07)
                                                      ==========================          ==========================


Note 4--      Comprehensive Income


Total comprehensive income was $49,002 and $58,710 for the three months and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, comprehensive loss was $397,559 and $561,593, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2000


Note 5--      Segment Information

                                                               Three months ended                    Three months ended
                                                               September 30, 2000                    September 30, 1999
                                                               ------------------                    ------------------
                                                            Network       Manufacturing           Network       Manufacturing
                                                           marketing      and packaging          marketing      and packaging
                                                          -------------------------------       -------------------------------

          Net sales to external customers                     12,535,386        4,392,702            9,729,566        7,237,051
          Intersegment net sales                                      --        1,952,676                   --        1,392,638
          Segment profit/(loss)                                  647,922          270,381              361,553         (432,945)



                                                                Nine months ended                    Nine months ended
                                                               September 30, 2000                    September 30, 1999
                                                               ------------------                    ------------------
                                                            Network       Manufacturing           Network       Manufacturing
                                                           marketing      and packaging          marketing      and packaging
                                                          -------------------------------       -------------------------------

          Net sales to external customers                     33,919,958       13,283,312           31,056,509       22,567,582
          Intersegment net sales                                      --        5,318,630                   --        4,677,551
          Segment profit/(loss)                                2,056,230          261,941            1,320,182         (977,980)
          Segment assets                                      14,111,925        8,599,328           13,370,696        5,790,273


          A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                          Three months ended September 30       Nine months ended September 30
                                                                2000             1999                  2000              1999
                                                          -------------------------------       -------------------------------

          Total profit for reportable segments                   918,303          (71,392)           2,318,171          342,202
          Corporate expenses                                    (415,646)        (379,172)          (1,217,222)      (1,112,937)
          Non operating - net                                     51,474           40,871               25,771          146,951
          Interest expense                                      (149,999)        (154,410)            (475,919)        (425,103)
                                                             ----------------------------          ----------------------------

          Income before income taxes                             404,132         (564,103)             650,801       (1,048,887)
                                                             ============================          ============================


Note 6--      Legal Proceedings


In May 1998, the former sales/general manager of the Company's Canadian subsidiary filed lawsuit claiming unlawful termination and breach of contract. The individual was terminated by the Company in April 1998. In September 2000, this lawsuit was dismissed in favor of the Company.