Form 10-K
period 2000-12-31
RELIV INTERNATIONAL INC
filed 2001-03-30
CIK 768710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

Commission File Number
       1-11768
                           RELIV' INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      371172197
           --------                                      ---------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)

  136 Chesterfield Industrial Boulevard
           Chesterfield, Missouri                          63005
           ----------------------                          -----
 (Address of principal executive offices)                (Zip Code)


                                 (636) 537-9715
                                 --------------
               Registrant's telephone number, including area code




Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                                 Name of each exchange
   Title of Class                                on which registered:
   --------------                                --------------------
   Common Stock, par value $.001                 NASDAQ National Market tier
                                                 of The NASDAQ Stock Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes       No
                                          ----      -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

        Based upon the closing price of $1.50 per share of Registrant's Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $8,407,607. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

         The number of shares outstanding of the Registrant's Common Stock as of March 15, 2001, was 9,654,505 (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

                                      INDEX

Part I                                                                      Page

Item 1   Business............................................................  3
Item 2   Properties.......................................................... 21
Item 3   Legal Proceedings................................................... 22
Item 4   Submission of Matters to a Vote of Security Holders................. 22

Part II

Item 5   Market for Registrant's Common Equity and Related
             Stockholder Matters............................................. 22
Item 6   Selected Financial Data............................................. 23
Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operation.............................. 24
Item 7a  Quantitative and Qualitative Disclosures About Market Risk.......... 33
Item 8   Financial Statements and Supplementary Data......................... 33
Item 9   Changes in and Disagreements with Accountants on
         Accounting Financial Disclosure..................................... 33

Part III

Item 10  Directors and Executive Officers of the Registrant.................. 33
Item 11  Executive Compensation.............................................. 33
Item 12  Security Ownership of Certain Beneficial Owners
             and Management.................................................. 34
Item 13  Certain Relationships and Related Transactions...................... 34

Part IV

Item 14  Exhibits, Financial Statement Schedules, and Report on
             Form 8-K........................................................ 34

PART I

Item No. 1 - Business

Overview

         Reliv International, Inc. (the "Company") produces a line of food products including nutritional supplements, weight management products, functional foods, a line of granola bars and a sports drink mix. Nutritional supplements include vitamins, minerals, dietary supplements, herbs and compounds derived therefrom. Functional foods are products designed to influence specific functions of the body. These products are sold by subsidiaries of the Company to a sales force of independent distributors who sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Colombia and the Philippines.

         The Company's products are distributed primarily through a network marketing system--a system in which distributors sell products directly to retail customers and sponsor other individuals as distributors. Distributors derive compensation both from the direct sales of products and from sales volume generated by sponsored distributors. Network marketing involves person to person communication and training on the products and the system. The Company believes this feature of network marketing is a more effective means of marketing its products than in-store retail sales. The network marketing system provides business opportunity to a broad cross-section of people, including those seeking to simply supplement other income, as well as those who desire a full-time home-based business.

         The Company's stated mission is to "Nourish Our World" by offering a unique nutritional product line which provides balanced nutrition and promotes better health as well as by offering an extraordinary entrepreneurial opportunity which enables financial freedom, long-term security and personal growth to its distributors.

Background - Corporate Structure

         The Company was incorporated in Illinois on February 11, 1985 and commenced its present business in October, 1988. On April 10, 2000, the Company changed its state of incorporation from Illinois to Delaware by the merger of the Company into Reliv Merger Corporation, a wholly-owned subsidiary of the Company, which was incorporated under the laws of Delaware. The name of the Company was not changed after the merger. Such reincorporation caused certain changes to the Company's charter and bylaws, all of which were approved at the 1999 annual meeting of shareholders. The Company maintains its principal executive offices and production facilities at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63005.

         The Company has two wholly-owned subsidiaries, Reliv', Inc. ("Reliv'") and Reliv' World Corporation ("Reliv' World"). Reliv' World has seven subsidiaries - Reliv' Australia, Reliv' Canada, Reliv' New Zealand, Reliv' NOW de Mexico, Reliv' Europe (which owns Reliv' U.K. Limited Corporation), Reliv NOW Colombia Ltda. and Reliv' Philippines Inc.

         Reliv' was organized as an Illinois corporation on May 24, 1988, as a wholly-owned subsidiary of the Company, and began selling nutritional supplement products in October, 1988, in the United States. Sales in the United States represented approximately 91% of net sales in 2000.

         In Australia, Canada, New Zealand, Mexico, the United Kingdom, Colombia and the Philippines, the Company's products are sold through Reliv' World and its subsidiaries in each of such countries. Reliv' World was organized as an Illinois corporation on March 30, 1992, as a wholly-owned subsidiary of Reliv'. Reliv' World was organized to conduct the foreign sales operations of the Company and to own foreign sales operations and subsidiaries. On July 1, 1992, Reliv' declared a dividend of all of the stock of Reliv' World and distributed all of such stock to its sole shareholder, the Company.

         In February, 1991, Reliv' entered into a joint venture agreement with an Australian corporation and the joint venture began to market, sell and distribute Reliv' products in Australia in May, 1991. Reliv' Australia Pty, Ltd. ("Reliv' Australia"), a wholly-owned subsidiary of Reliv' World, entered into an agreement to purchase the joint venture interest of the Australian corporation. Reliv' Australia also entered into an agreement with the three shareholders of the Australian corporation under which a partnership of such persons, as a distributor of Reliv' Australia, is to receive, for a period of 10 years from March 1, 1992, 2 percent of sales in Australia and New Zealand (defined as the designated retail selling price of all products, on which commissions are payable to distributors), up to approximately $10 million (AUS) in 1992, and $12 million (AUS) in all subsequent years during the term, and 3 percent of sales that exceed those figures. Since March 1, 1992, the business of the Company in Australia and sales of the Company's products there has been conducted by Reliv' Australia. In 2000, approximately 3% of the Company's net sales were attributed to sales in Australia.

         During April, 1992, Reliv' New Zealand Limited ("Reliv' New Zealand") was organized as a New Zealand company and as a wholly-owned subsidiary of Reliv' World (except for nominal shares held by an officer). In June, 1992, Reliv' New Zealand began selling the Company's products through independent distributors in New Zealand. Sales in New Zealand represented less than 1% of the Company's net sales in 2000.

         On June 9, 1992, Reliv' Canada, Ltd. ("Reliv' Canada") was organized as an Ontario, Canada corporation and as a wholly-owned subsidiary of Reliv' World. Reliv' Canada commenced operations during October, 1992, and began selling the Company's products to distributors in Canada in November, 1992. On December 31, 1995, Reliv' Canada was converted to a Nova Scotia, Canada unlimited liability company, wholly-owned by Reliv' World (except for one percent owned by the Company), under the name Reliv' Canada Company. In June, 2000, the Company consolidated Reliv Canada's operations with the Company's operations located in Chesterfield, Missouri, but maintains and operates a warehouse facility in Canada which serves as a distribution center for the Company's products. In 2000, approximately 1% of the Company's net sales were attributed to sales in Canada.

         On June 28, 1993, Reliv' Mexico S.A. de C.V. ("Reliv' Mexico") was organized as a Mexican corporation and as a wholly-owned subsidiary of Reliv' World (except for one share owned by the Company). Reliv' Mexico commenced operations in June, 1993, and began selling the Company's products to distributors in Mexico in August, 1993. On December 20, 1994, Reliv' Mexico was converted to a Mexican limited liability company under the name Reliv' Mexico,
S. de R.L. de C.V. In September, 2000, Reliv NOW de Mexico S.A. de R.L. de C.V. was organized and now conducts the Company's operations in Mexico. Sales in Mexico represented approximately 3% of the Company's net sales in 2000.

         On July 1, 1995, Reliv' UK Limited Corporation ("Reliv UK") began the marketing and sale of the Company's products in the United Kingdom in accordance with the Reliv' system under a license and distributor arrangement with the Company. Pursuant to the terms of the arrangement, Reliv' UK purchased all of its requirements for products from the Company and paid Reliv' World a royalty on products sold. On October 1, 1998, Reliv' Europe, Inc., a wholly-owned subsidiary of Reliv' World, purchased all of Reliv' U.K.'s capital stock in return for a 2.5% equity ownership in Reliv' Europe. The former owner of Reliv' U.K. forgave approximately $435,000 in advances to Reliv' U.K. Under the purchase arrangement, the former owner will receive monthly payments equal to 1.5% of Reliv' Europe's retail sales for a period of ten years. In 2000, approximately 1% of the Company's net sales were attributed to sales in the United Kingdom.

         In July, 1999, Reliv NOW Colombia Ltda. ("Reliv NOW Colombia") was organized as a Colombian corporation and as a subsidiary of Reliv World with an investor holding a minority interest. Reliv NOW Colombia commenced set-up operations in October, 1999, and began selling the Company's products to distributors in Colombia in March, 2000.

         In June, 2000, Reliv Philippines, Inc. ("Reliv Philippines") was organized as a Philippine corporation and as a wholly-owned subsidiary of Reliv World (except for nominal shares which are owned by the five directors of Reliv Philippines). Reliv Philippines commenced operations in August, 2000, and began selling the Company's products to distributors in the Philippines in December, 2000. The establishment of Reliv Philippines was partially financed by investor loans to Reliv World aggregating $240,000, including warrants to purchase up to 12% of the stock of Reliv Philippines.

Principal Products

         Through its subsidiaries, the Company markets and sells a line of related products including nutritional supplements, weight control products, functional foods, granola bars, and sports drink mixes.

         The Company's nutritional supplements include Reliv' NOW(R) and Reliv' Classic(R). Both products are designed to provide a balanced nutritional supplement for an individual's diet and contain a variety of vitamins and minerals, soy and other protein sources and various herbs. Containers of Reliv NOW and Reliv Classic come in a one month supply, 28 servings, and are in powdered form to be mixed with juice or other beverages. The Reliv' Classic formula has a U.S. patent and the Reliv' NOW formula is a no-yeast derivative of the Reliv' Classic formula. Reliv' NOW is available with all natural flavoring or in the original formula. In 2000, sales of Reliv Classic and Reliv NOW represented approximately 26% and 9% of net sales, respectively. Reliv NOW is available in every country where the Company does business while Reliv Classic is only available in the United States, Australia, New Zealand, Canada and the United Kingdom.

         Reliv' Innergize!(R) is a patented powdered sports drink containing a mixture of vitamins and minerals. A can of Reliv' Innergize contains 28 servings and is available in lemon, orange and cool punch flavors. In 2000, sales of Reliv Innergize represented approximately 10% of net sales. Reliv Innergize is available in every country where the Company does business. In Canada, the product is called Optain(R) due to local product regulations.

         Reliv' Ultrim-Plus(R) is designed as a meal replacement (for a maximum of two meals per day) in a weight loss program. In January, 2000, the Company introduced a newly modified formulation of Reliv' Ultrim-Plus to enhance weight loss in its users. The new product formulation now includes an advanced complex of thermogenic fat burners, along with an increased level of soy protein. Each serving of the product provides 35 percent of the recommended daily allowance of many essential vitamins and minerals. A can of Reliv' Ultrim-Plus contains 14 servings and is available in three flavors - vanilla, chocolate and strawberry. The product is in powdered form for mixture with water or milk and is sold in every country where the Company does business. Sales of Reliv Ultrim-Plus made up approximately 7% of net sales in 2000.

         Reliv' Cellebrate(R) is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body's fat burning process. Reliv' Cellebrate, which comes in 56 servings per can, is in powdered form and is recommended to be used alone or with Reliv' Ultrim Plus meal replacement. Sales of Reliv Cellebrate made up approximately 4% of net sales in 2000. Reliv Cellebrate is available in the United States and Canada.

         Reliv' Fibrestore(R) is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A can of Fibrestore contains 28 servings and is in powdered form for mixture with water or juice. In January, 2000, the Company introduced a newly modified formulation of Reliv' Fibrestore to significantly reduce its calorie intake to just 25 calories per serving. A modified version of the Reliv' Fibrestore formula is marketed in Canada under the name Herbal Harmony(R) in order to comply with that country's nutritional regulations. Reliv Fibrestore is available in all of the Company's countries with the exception of Colombia. Sales of Reliv Fibrestore made up approximately 11% of net sales in 2000.

         Reliv' Arthaffect(R) is a nutritional supplement and functional food containing Arthred, a patented form of hydrolyzed collagen protein, which is clinically reported to nutritionally support healthy joint function. A can of Arthaffect contains 30 servings and is in powdered form for mixture with water, milk or juice. Reliv' Arthaffect was introduced in October, 1996. In 2000, sales of Reliv Arthaffect represented approximately 7% of net sales. The product is available in the United States, Australia, New Zealand, and Canada. The product is called A-Affect(R) in the countries outside the United States due to local product regulations.

         Reliv' ProVantage(R) is a nutritional supplement containing soy and is designed to enhance athletic performance. The product is also of benefit to dieters and others wanting to increase their soy intake. A can of ProVantage contains 11 servings and is in powdered form for mixture with water or juice. Reliv' ProVantage was introduced in October, 1997. In 2000, sales of Reliv
ProVantage represented approximately 3% of net sales. Reliv ProVantage is available in the United States, Australia, New Zealand, and Canada.

         Reliv' Ultra Bar(R) is a line of granola bars containing a mixture of grains and nuts which use the core formulation of Reliv' NOW vitamins, minerals, proteins and herbs. Flavors include yogurt, chocolate and raspberry carob. The bars are a snack food and nutritional supplement and are used with Reliv' Ultrim-Plus as a meal replacement in a weight loss program. Sales of Reliv Ultra Bars made up approximately 1% of net sales in 2000. The product is available only in the United States.

         In November, 1998, the Company introduced Reliv' SoySentials(R), a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. A can of SoySentials contains 14 servings and is in powdered form for mixture with water or juice. The U.S. Food and Drug Administration has identified soy protein as an effective nutrient for reducing cholesterol levels, and thereby reducing the risk of heart disease. In 2000, sales of Reliv SoySentials represented approximately 5% of net sales. Reliv SoySentials is only available in the United States.

         In January, 2000, the Company introduced Reliv' SoySense(TM), a vanilla flavored nutritional supplement containing soy as well as other vitamins, minerals and herbs to be consumed by men as well as women. A can of SoySense contains 14 servings and is in powdered form for mixture with water or juice. In 2000, sales of Reliv SoySense represented approximately 1% of net sales. Reliv SoySense is available in the United States, Australia, New Zealand, Canada, and the United Kingdom. Due to local regulations, the product is called SoSense(R) in Canada.

         In January, 2000, the Company introduced Reliv NOW For Kids, a product designed to provide a balanced nutritional supplement for a child's diet which contains a variety of vitamins and minerals. The products are in powdered form to be mixed with water or milk. Reliv NOW for Kids is available in chocolate and vanilla. Sales of Reliv NOW For Kids made up approximately 3% of net sales in 2000. Reliv NOW For Kids is available in the United States and the United Kingdom.

         In May, 2000, the Company introduced ReversAge(TM), an anti-aging dietary supplement designed to slow down, and in some cases, reverse the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is the restorative complex, designed to replenish key hormones while creating balance within the body's major systems. The three cornerstone ingredients in this complex are 7KETO, Symbiotropin Growth Hormone Releaser and SAM-e (S-Adenosyl-L-Methionine). Second, ReversAge includes an antioxidant complex designed to halt aging at the cellular level. This proprietary complex delivers some of the most powerful antioxidants available, including Co Enzyme Q10 and Resveratrol (Protykin). Finally, the herbal complex delivers a variety of age-defying herbs, including Ginkgo Biloba and Maca. The lime flavored product is in powdered form for mixture in water and is available in the United States and the Philippines. In the eight months ReversAge was available during 2000, sales represented approximately 11% of net sales.

         The Company conducts ongoing research and development on its product line and intends to introduce additional product items. See "Research and Development."

Business Plan and Strategy

         The Company's present business plan is to focus its resources and efforts on the network marketing of nutritional products and to develop that business through the application of several principal strategies:

                  Development and Introduction of New Products. The Company intends to utilize its research and development capabilities in food technology and nutrition science to develop and introduce new products. During 2000, the Company introduced several new products, including ReversAge in the United States and the Philippines, SoySense in the United States, United Kingdom, Australia and Canada and Reliv NOW For Kids in the United States and United Kingdom.

                  Programs to Attract and Retain Distributors and Customers. During 2000, the Company introduced enhancements to the distributor compensation program which have increased levels of distributor compensation. The Company is now designing a range of support tools to help distributors become more effective in selling its products.

                  Enter New Markets. The Company plans to pursue targeted expansion into the most promising international markets. During 2000, the Company entered two new markets -- the Philippines and Colombia. The Company's decision to enter new markets in the future will be based on its assessment of several factors including market size, anticipated demand for the Company's products, receptivity to direct sales, ease of entry, and regulatory restrictions regarding products and the marketing system. The Company intends to maintain its seamless international distributor compensation plan in new markets to allow distributors to receive commissions for sales throughout the international system. The Company believes this seamless plan will facilitate and enhance the expansion of the Company's business into various international markets.

Patents and Trademarks

         The Company has obtained U.S. patents on the formulations of Reliv' Innergize!, Reliv' Fibrestore, Reliv' Cellebrate and Reliv Arthaffect.

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

         In January, 2001, the Company was awarded a U.S. Patent on Reliv Arthaffect. Reliv Arthaffect now becomes the fifth patented product in the Company's line of nutritional products. Reliv Arthaffect promotes healthy joint function and works without the dangerous side effects of many popular arthritis treatments. A key component of this comprehensive formula is Arthred(R), a patented ingredient that has been clinically proven to help rebuild damaged cartilage. Under an agreement dated November 6, 1996, Traco Labs, Inc.
("Traco"), exclusive licensee of the patent rights, sublicensed the rights to sell the product to the Company ("Traco Agreement"). The license is exclusive for direct sales in certain sales areas and is for a term ending upon the later of (i) the termination of Traco's rights to market the product or (ii) December 31, 2014. The Traco Agreement provides that the Company will purchase its requirements of the product from Traco, and the exclusivity of the license is contingent on minimum purchases of the product being made by the Company.

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

Sales and Marketing

         The Company believes the nutritional supplement market is driven by several factors including:

         o The general public's heightened awareness and understanding of the connection between diet and health;

         o The aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements; and

         o        The worldwide trend toward preventive health care.

         The Company sells its products through a network marketing system, or to a network of independent contractors, designated as "distributors", who in turn sell the products directly to consumers. Network marketing is a form of person-to-person direct selling through a network of vertically organized distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services and the Internet have contributed to the rapid growth of direct selling, including network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances. The Company believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through traditional distribution channels.

         Customers who desire to sell the Company's products may become distributors by being sponsored into the program by another distributor, thereby becoming part of the sponsoring distributor's downline. The Company believes many of its distributors are attracted to the Company because of the quality of its products and its rewarding compensation plan.

         The Company's products are marketed and sold to distributors in the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Colombia and the Philippines through a subsidiary in each country. The marketing efforts of the Company and these subsidiaries are focused on the development, training and support of this network of independent distributors. The Company, through these subsidiaries, supports an active training program for distributors in which Company representatives and experienced distributors lead group training sessions. The Company and these subsidiaries also create and provide distributors with manuals, brochures and other promotional, training and informational publications. Periodically, each subsidiary sponsors distributor meetings at which Company representatives provide training and information concerning the Company's products and business opportunities. In 2000, the Company sponsored 58 Master Affiliate Training (MAT) Schools within the United States where distributors who have attained the level of Master Affiliate may attend and learn sales and recruitment strategies from corporate management and certain Ambassadors of the Company. Company subsidiaries also sponsor group telephone conference calls for training and promotional activities.

         The Company also recommends and encourages the use of opportunity meetings throughout its network of distributors. Every month the Company publishes for its distributors the location, date and time of all opportunity meetings as well as the distributor who will be hosting such event. These meetings serve as a forum for teaching new recruits the fundamentals of the Company's compensation plan as well as introducing them to the Company's products and their unique benefits.

         Distributors consist principally of individuals, although a limited number of distributors are corporations or partnerships. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $39.95 in the United States) consisting of a distributor manual, business forms and promotional materials. New distributors must enter into a written contract, which obligates them to adhere to the Company's policies and procedures. Distributors purchase products from Company subsidiaries or from other distributors for resale or consumption by the distributor or his or her family.

         In each country in which the Company conducts business, distributors operate under a uniform distributor system which compensates distributors at varying levels based on sales volumes. Initially, a distributor is designated as a Retail Distributor and is entitled to purchase products from a Company subsidiary or other distributors at a discount of 20 percent from the Company's suggested retail price. A distributor is promoted to higher levels in the system by increasing his or her sales of the Company's products, directly or through other distributors sponsored in the distributor's sales group, and by achieving designated sales volumes. These higher ranks of distributor are designated in order as Affiliate, Key Affiliate, Senior Affiliate and Master Affiliate. At each higher level, a distributor is entitled to purchase products at an increasingly higher discount; a Master Affiliate receives a 40 percent discount.

         Distributors receive retail profits equal to the difference between the price at which they sell the product to customers and the discounted price they paid for the product. Distributors also earn wholesale commissions on products purchased by other distributors in the distributor's sponsored group equal to the difference between the price at which the distributor is entitled to purchase product at and the price at which downline distributors purchase product. The Company pays a Master Affiliate a commission with respect to products purchased directly from the Company by Retail Distributors, Affiliates, Key Affiliates or Senior Affiliates directly sponsored by them or who are in their personally sponsored group (i.e., individuals sponsored by the Master Affiliate's distributors, directly or indirectly). The commission is equal to the difference between the prices at which such distributors were entitled to purchase products and the 40 percent discounted price available to Master Affiliates. Senior Affiliates, Key Affiliates and Affiliates are entitled to receive from their Master Affiliate a portion of the commission paid to the Master Affiliate, based upon the purchases of products from Company subsidiaries by distributors sponsored by them or by distributors in their personal group.

         Master Affiliates are also entitled to receive additional compensation payments of two percent to eight percent of the retail sales volume of product purchased from Company subsidiaries by Master Affiliates (and their personal groups) whom they have sponsored, and for up to five levels of sponsorship. To qualify for these additional "generation royalty" payments, Master Affiliates are required to maintain certain monthly sales volumes and to document specified levels of retail sales. Master Affiliates who sponsor other distributors to the level of Master Affiliate are entitled to become part of the Director Program, and attain higher positions in the program based on the size of their additional compensation payments. The levels of Director, in order, are Director, Key Director, Senior Director, Master Director and Presidential Director. Distributors reaching these levels receive pins and/or rings recognizing their achievement and recognition in Company publications and at Company sponsored activities.

         Effective September 1, 2000, the Company enhanced this compensation plan by paying an additional five percent in generation royalties. The wholesale discounts on the purchase of the Company's products were reduced from a range of 25-45% to a range of 20-40%, depending on the level of the distributor making the purchase. The long term effect of the enhancement allows distributors to earn more royalties from their yearly efforts. Distributors earning a check from the Company realized an immediate monthly increase in generation royalties.

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

         As of December 31, 2000, 37,200 persons or entities were registered as distributors of Company subsidiaries of which 5,004 were Master Affiliates. This is an increase in the number of distributors from December 31, 1999 totals of 37,018 distributors of which 4,227 were Master Affiliates. The number of registered distributors and Master Affiliates in each country in which Company subsidiaries operate is as follows:

                                             Distributors      Master Affiliates

             United States                        28,300             3,749
             Australia                             2,512               204
             New Zealand                             521                25
             Canada                                  900               115
             Mexico                                4,163               793
             United Kingdom                          244                82
             Colombia                                298                24
             The Philippines                         262                12

         Not all persons registered as distributors of Company subsidiaries are active. Reliv' requires that persons wishing to continue as distributors renew their distributorship annually by the payment of a fee ($20 in the United States). The number of distributors shown in the preceding table reflects persons who have become distributors within the past 12 months and those who renewed their distributorship during 2000.

         The Company recognizes that its sales growth is based upon the continued development of its independent distributor force and it strives to maintain an active and motivated distributor network through a combination of quality products, discounts, commissions and bonus payments, sales conventions and training, personal recognition and a variety of publications and promotional materials.

         The Company's distributor organization and compensation system is designed and intended to promote the sale of the Company's products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, and to comply with applicable governmental regulations of multilevel selling organizations, the Company and each subsidiary have established specific programs and requirements for distributors including (i) monitoring by the Company of purchases by distributors to identify potentially excessive individual purchases, (ii) requiring that distributors certify to a specified amount of retail sales to receive commissions, and (iii) requiring that distributors certify the sale of at least 70 percent of previous purchases prior to the purchase of additional amounts of product. The Direct Select program, as described above, further promotes sales of the Company's products to consumers. Distributors are not required at any time to purchase product, although Master Affiliates are required to maintain certain minimum sales levels in their personal groups to continue receiving generation royalty compensation payments.

         Each subsidiary maintains a policy that unused product may be returned by customers to the selling distributor or the subsidiary for a full refund within 30 days after purchase. Each subsidiary also maintains a policy that any distributor who terminates his distributorship may return resalable product which was purchased from the Company within twelve months of the return for a refund of 90 percent of the purchase price less any discounts or commissions received relating to the purchase of the products.

         The Company has established a suggested retail price for each of the Company's products in each country in which the Company conducts business, but distributors are free to determine the price at which they will sell the Company's products. Distributors are not assigned territories and there are no restrictions on marketing areas for distributors.

         The Company systematically reviews reports of alleged distributor misbehavior. If the Company determines that a distributor has violated any of the Company's policies or procedures, it may take a number of disciplinary actions. For example, the Company may terminate the distributor's rights completely or impose sanctions such as warnings, fines, probation, withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at the Company's discretion.

Manufacturing and Product Sources

         The Company established a manufacturing line at its facility in Chesterfield, Missouri and had begun manufacture of its nutritional products in early 1993. Shortly after manufacturing commenced, the facility was flooded in July 1993, as a result of a break in a levee on the Missouri River. The Company initiated the return of manufacturing to its Chesterfield facility in mid-1995 and currently manufactures all of its products (except granola bars) at this facility. The Company expanded its Chesterfield facility in 1997. At its Chesterfield manufacturing facility, the Company manufactured products that accounted for approximately 99% of net sales in 2000. The remaining 1% is comprised of the Company's granola bar line which is produced by a third party. See "Item No. 2 - Properties".

         The Company believes that its ability to manufacture its products is a competitive advantage with respect to competitors not engaged in manufacturing and contributes to its ability to provide high-quality products for several reasons:

         o The Company is able to control the quality of raw materials and the purity and potency of its finished products,

         o The Company can monitor the manufacturing process to reduce the risk of product contamination,

         o By testing products at several stages in the manufacturing process, the Company can ensure accurate product labeling, and

         o The Company believes it can better control the underlying costs associated with manufacturing nutritional supplements.

         The Company's production process includes the following steps:

         o        Identifying and evaluating suppliers of raw materials,

         o        Acquiring premium-quality raw materials,

         o        Weighing or otherwise measuring the raw materials,

         o        Mixing raw materials into batches, and

         o        Canning and labeling the finished products.

         Most of these processes are performed using automatic and semi-automatic equipment. The Company conducts sample testing of raw materials and finished products for purity, potency and composition conforming to the Company's specifications. The Company's production facility is registered with the Food and Drug Agency ("FDA") and the Canadian Health Protection Branch.

         In 1996, the Company received approval from the Australian Therapeutic Goods Authority ("TGA") to manufacture products sold in Australia at its Chesterfield plant and currently manufactures all of Australia's requirements of nutritional products at its Chesterfield facility. The certification of the Company's Chesterfield site by the Australian TGA also satisfied Canadian manufacturing requirements and the Company manufactures substantially all of the nutritional products sold in Canada.

         The Company has not experienced any difficulty in obtaining supplies of raw materials for its nutritional products and does not believe it will encounter any such difficulty in the future.

         The Company's granola bars are manufactured by contract manufacturers, predominantly located in the United States, who produce the products in accordance with formulas provided by the Company, subject to quality control requirements and inspections by representatives of the Company. The Company has had no difficulty in obtaining contract manufacturing and there has been no material adverse effect due to untimely supply of goods.

         In the United States, the Company's products are warehoused and shipped by common carrier to distributors. A facility in Chesterfield, Missouri serves the east and central parts of the country and the Company utilizes a public warehouse facility in Las Vegas, Nevada to supply the West Coast. See "Item No. 2 - Properties". Products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; London, England, Medellin, Colombia and Manila, the Philippines. In Mexico, product is warehoused and shipped in and from 64 distribution centers located throughout Mexico. With the exception of Reliv Canada, each subsidiary of the Company maintains an office and personnel to receive, record and fill orders from distributors. Distributors order product from Company subsidiaries in case lots and pay for the goods prior to shipment.

Research and Development

         The Company is committed to continuous product innovation and improvement through sound scientific research. The mission of the Company's research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published scientific research and in-house studies. The Company periodically consults with a panel of physicians who advise the Company on product development. The Company intends to continue to use its resources in the research and development of new products and reformulation of existing products. At its Chesterfield facility, the Company conducts research, product development and formulation, testing and quality control, all relating to food products. Research and development costs were $410,000 in 2000, $393,000 in 1999, and $319,000 in 1998.

Employees

         As of December 31, 2000, the Company and all subsidiaries had approximately 229 full-time employees compared with 194 such employees at the end of 1999. This increase is primarily the result of additional employees added as the Company established offices in Colombia and the Philippines.

Product Regulation

         The formulation, labeling and advertising or promotion of the Company's products are subject to regulation by the Federal Food and Drug Administration ("FDA") which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FDCA"), the Federal Trade Commission ("FTC") and various agencies of the states or countries into which the Company's products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of the Company's food products and also with respect to the formulation of those products. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") and related regulations. Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on the labels or labeling of nutritional supplements. The Company does not believe these laws or regulations will have a material effect on its products or operations. Nutritional and dietary supplements such as those manufactured and sold by the Company, for which no therapeutic claim is made, are not subject to FDA approval prior to their sale. Products can be removed from the market if shown to be unsafe, and if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation treatment or prevention of disease, it can regulate those products as drugs and require pre-market clearance. In addition, if the FDA determines that the claims concerning a product's affect on the "structure or function" of the body do not meet the requirements of DSHEA, such claims could result in such product being subject to regulation as a drug. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading.

         The majority of the products marketed by the Company are classified as dietary supplements under the FDCA. The adoption of new regulations in the United States or in any of the international markets, or changes in the interpretation of existing regulations, could have a material adverse effect on the Company. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover:
(1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (4) notification procedures for statements on dietary supplements; and (5) premarket notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November 1997, and the new labeling requirements became effective in March 1999.

         In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear "structure/function" claims, which are claims that the products affect the structure or function of the body, without prior FDA review. They may not, without prior FDA review, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease, otherwise known as a "disease claim". The new final rule describes how the FDA will distinguish disease claims from structure/function claims.

         The Company's advertising of its products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.
Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's substantiation doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all material advertising claims made for its products.

         The FTC, which exercises jurisdiction over the advertising of all of the Company's products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of some of their products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which the Company also utilizes. Although the Company has not been the target of FTC enforcement action for the advertising of its products, no assurance can be given that the FTC will not question its advertising or other operations in the future. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements.

         The  Company  may  be  subject  to  additional   laws  or   regulations
administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is aware that, in some of its international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as "genetically modified organisms" ("GMOs"). In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. Some of the Company's products contain substances that would be or might be classified as GMOs. The Company cannot anticipate the extent to which regulations in its markets will restrict the use of GMOs in its products or the impact of any regulations on business in those markets. In response to any applicable regulations, the Company will reformulate its products to satisfy the regulations. The Company believes, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on its business. However, because publicity and governmental scrutiny of GMOs is a relatively new and evolving area, there can be no assurance in this regard.

Sales Program Regulation

         The Company's distribution and sales program is subject to regulation by the FTC and other federal and state regulation as well as regulations in several countries in which the Company engages in business. Various state agencies regulate multi-level distribution activities. The Company is required to register with, and submit information to, certain of such agencies and has complied fully. The Company actively strives to comply with all applicable state and federal laws and regulations affecting its products and its sales and distribution programs. The Attorney Generals of several states have taken an active role in investigating and prosecuting companies whose compensation plans they feel violate local anti-pyramid and/or consumer protection statutes. The Company is unable to predict the effect such increased activity will have on its business in the future nor is the Company able to predict the probability of future laws, regulations or interpretations which may be passed by state or federal regulatory authorities.

         Other laws and regulations affecting the Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily for the introduction or enrollment of additional participants into the scheme. Often, these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in such organizations or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

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

         The Company believes that its network marketing system satisfies the standards and case law defining a legal marketing system. It is an ongoing part of the Company's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on business. An adverse determination could: (1) require the Company to make modifications to its network marketing system, (2) result in negative publicity or (3) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving the Company directly, could have a material adverse effect on operations.

Competition

         The business of developing and distributing nutritional products such as those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. The Company competes directly with other entities that manufacture, market and distribute products in its product line with substantially greater sales volume and financial resources than the Company and with brands that are, through advertising and other methods, better known to consumers. The Company competes with these entities by emphasizing the underlying science, value and high quality of its products as well as the convenience and financial benefits afforded by its network marketing system. The Company's market is highly sensitive to the introduction of new products that may rapidly capture a significant share of such market.

          The Company competes against other direct selling companies and against companies which sell heavily advertised and promoted products through retail stores, including supermarkets, drug stores and health food stores. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors. The Company believes that it offers a rewarding compensation plan and attractive benefits and services. To the extent practicable, the Company's compensation plan is designed to be seamless, permitting international expansion. There can be no assurance that the Company's programs for recruiting and retaining distributors will be successful. The Company competes for the time, attention and commitment of its independent distributor force. The pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although management believes the Company offers an attractive opportunity for distributors, there can be no assurance that other network marketing companies will not be able to recruit the Company's existing distributors or deplete the pool of potential distributors in a given market.

         The Reliv' Ultrim-Plus and Cellebrate products compete with numerous other products in the weight loss market, including nationally advertised products such as SlimFast(tm). Many companies have entered, or have plans to enter, the sports drink market in which Reliv' Innergize! and ProVantage compete, a market long dominated by Gatorade(tm). Reliv' NOW, Reliv' Classic and Reliv' Fibrestore compete with numerous mineral and vitamin supplement products. With Arthaffect and ReversAge, the Company has entered the relatively new "functional foods" and "anti-aging" market, which is expected to be extremely competitive and led by the major food companies.

New Market Expansion Program

         The Company engages in a structured and thorough analysis of potential new markets, including analysis of regulatory conditions, product approval procedures, competitive forces, synergies between new and existing countries and distributor presence or interest in new markets, before selecting markets to enter. When the Company decides to enter a new market, it first hires local legal counsel with expertise in the product approval process to help ensure that its network marketing system and products comply with all applicable regulations and that profits may be expatriated. In addition, local counsel helps to establish favorable public relations in the new market by acting as an intermediary between the Company and local regulatory authorities, public officials and business people. Local counsel is also responsible for explaining the Company's products and product ingredients to appropriate regulators and, when necessary, arranging for local technicians to conduct required ingredient analysis tests of the products.

         Where regulatory approval in a foreign market is required, local counsel works with regulatory agencies to confirm that all of the ingredients of the Company's products are permissible within the new market. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify some aspects of its network marketing system as necessary to comply with applicable regulations. Where reformulations of products are required, the Company attempts to obtain substitute or replacement ingredients.

         Following completion of the regulatory compliance phase, the Company undertakes the steps necessary to meet the operational requirements of the new market. In the majority of the Company's new markets, it establishes a sales center in a major city and provides for product purchases by telephone. Product is shipped to the purchaser from a warehouse located in the general geographic region. In addition, the Company initiates plans to satisfy the inventory, personnel and transportation requirements of the new market, and the Company modifies its distributor manuals, cassette recordings, video cassettes and other training materials as necessary to be suitable for the new market. In some instances where the Company has achieved rapid sales growth in a new product, such as in Mexico, the Company has experienced inventory shortages as a result of the large demand for products.

         In some countries, regulations applicable to the activities of the Company's distributors also may affect its business because in some countries the Company is, or regulators may assert that the Company is, responsible for its distributors' conduct. In these countries, regulators may request or require that the Company take steps to ensure that its distributors comply with local regulations. The types of regulated conduct include: (1) representations concerning the Company's products; (2) income representations made by the Company and/or distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of products in markets in which the products have not been approved, licensed or certified for sale.

International Operations

         Prior to 1991, the Company marketed and sold its products solely within the United States. In February, 1991, Reliv' entered into a joint venture with an Australian corporation and the joint venture began marketing and selling the Company's products in Australia in May, 1991. As of March, 1992, the Company organized Reliv' World to conduct international operations, acquired the business of the Australian joint venture and began conducting business in Australia through Reliv' Australia. In June, 1992, the Company began marketing and selling its products in New Zealand through Reliv' New Zealand, in November, 1992, began marketing and selling its products in Canada through Reliv' Canada, and in August, 1993, began marketing and selling its products in Mexico through Reliv' Mexico. In July, 1995, the Company began marketing and selling its products in the United Kingdom through Reliv' UK, a licensee. In October, 1998, Reliv' Europe acquired Reliv' U.K. In March, 2000, the Company began marketing and selling its products in Colombia through Reliv Now Colombia. In December, 2000, Reliv Philippines commenced business by marketing and selling the Company's products within the Philippines.

         Each foreign subsidiary markets, sells and uses substantially the same line of products, labeling and method of distribution as Reliv' in the United States, although not all of the Company's products are available in each country and the formulation of some of the products vary to comply with local governmental regulations or requirements.

         In markets outside the United States, prior to commencing operations or marketing its products, the Company may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Such regulations have caused delays in introducing certain of the Company's products in the past and such delays have had negative effects on sales. The Company must also comply with local product labeling and packaging regulations that vary from country to country.

         Reference is made to Note 20 of the Consolidated Financial Statements contained in Part IV hereof for financial information on geographical segments.

Manufacturing and Packaging Services

         In the last quarter of 1995, the Company commenced providing manufacturing and packaging services at its Chesterfield manufacturing facility. These services include blending, processing and packaging food products in accordance with specifications or materials provided by the customer. Revenues from these services during 1998 were $6,332,000, increased to $27,300,000 in 1999 as a result of a major customer and obtaining other business, but decreased to $16,700,000 in 2000 due to the Company's decision to place less emphasis on this business. In 2000 and 1999, one customer, Rexall Sundown, Inc., accounted for $16,700,000 and $21,350,000 of the Company's total sales, respectively. During early 2000, Rexall Sundown, Inc. completed an acquisition of Met-Rx USA, Inc.

         Reference is made to Note 20 of the Consolidated Financial Statements contained in Part IV hereof for financial information on business segments.

Item No. 2 - Properties

         The Company owns approximately six acres of land and a building containing approximately 136,000 square feet of office, manufacturing and warehouse space located at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri, 63005, where it currently maintains its corporate headquarters. In 1998, the Company completed an expansion to the Chesterfield facility on land owned by the Company adjacent to the existing building. Approximately 90,000 square feet of manufacturing, warehouse and office space was added to the existing 46,000 square foot facility. The Company obtained a construction loan of $4,430,000 to finance the expansion. As of December 31, 2000, this loan had a principal balance of $4,158,000.

         The original property was purchased in July, 1991, and, as part of the purchase price for the premises, the Company assumed the remaining principal balance of $850,108 of a 1984 industrial revenue bond with an original principal sum of $975,000. In addition, the Company executed a promissory note to the seller in the amount of $250,000. The principal balances of the bond and promissory note at December 31, 2000, are $406,000 and $205,000, respectively. The promissory note is secured by a deed of trust on the premises. The Company funds payments under the industrial revenue bond and promissory note from working capital. In 1992, the Company completed an addition to its building of approximately 12,000 square feet used for manufacturing of its products. In May, 1993, the Company purchased 3.4 acres of land adjacent to the original facility for $400,000.

         The Company leases office space in suburban Sydney, Australia; Mexico City, Mexico; suburban London, England; Medellin, Colombia; and Manila, the Philippines to support its operations in those areas, and has a contract warehouse arrangement in Mississauga, Ontario, Canada and Auckland, New Zealand.

Item No. 3 - Legal Proceedings

         In May, 1998, the former sales/general manager of the Company's Canadian subsidiary filed a lawsuit claiming unlawful termination and breach of contract. The individual had been terminated by the Company in March, 1998. The Company engaged Canadian counsel to defend the suit. On September 28, 2000, all claims against the Company brought by the individual were dismissed by the Canadian Court, which also awarded the Company its legal costs of the proceedings. The period of time for commencing an appeal of the order of dismissal under Canadian rules has expired.

         The Company believes that no litigation currently pending against it will have a material adverse effect on the Company's financial position and results of operations.

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

                                      2000 and 1999 Quarterly Stock Price Data

                                                   HI               LO

2000
First Quarter                                     3.250            0.938
Second Quarter                                    1.969            1.125
Third Quarter                                     2.000            1.438
Fourth Quarter                                    2.000            1.000

1999
First Quarter                                     2.625            1.875
Second Quarter                                    2.000            1.313
Third Quarter                                     1.750            1.063
Fourth Quarter                                    1.625            0.750

        As of March 15, 2001, there were approximately 1,743 holders of record of the Company's Common Stock.

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

                                                                      Year ended December 31
                                             2000           1999            1998             1997          1996
                                          ------------------------------------------------------------------------
Net Sales(2)                              $61,279,785    $69,278,167     $53,399,929     $46,836,270   $40,729,993

Net Income (Loss)                         $  (898,428)   $(1,400,181)    $ 1,556,929     $ 2,028,988   $ 1,507,014

Earnings (loss)  per common share(1):
      Basic                                   (.09)             (.15)          .16               .21      .15
      Diluted                                 (.09)             (.15)          .16               .20      .15
Cash Dividends per share of Common               --              .01           .025              .03      .02
Stock

Total Assets                              $20,395,115    $20,771,818     $20,252,972     $15,969,948   $11,401,665

Long-term debt and capital lease
obligations, less current maturities      $ 5,045,688    $ 5,295,720     $ 5,589,562     $ 5,148,625   $ 1,478,079



---------------------------------------------

         (1) All earnings per share data has been retroactively adjusted for the pro forma effect of the Company's 10% stock dividend issued in February 1997.

         (2) Net sales for all periods have been restated to comply with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, the Company recognized shipping and handling costs as a reduction to net sales.

Item No. 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Income and Net Sales

2000 vs. 1999

         The Company's 2000 net loss was $898,000 or $.09 per share. This compares with net loss of $1,400,000 or $.15 per share in 1999. Net income in the United States, the Company's primary market, was $198,000 in 2000, compared to net loss of $915,000 in 1999. The United States operation is comprised of the network marketing segment and the manufacturing and packaging services segment. In 2000, the network marketing segment in the United States had a net income of $178,000, and the manufacturing and packaging segment had a net income of $20,000. Net loss from international operations was $999,000 in 2000, compared with a loss of $485,000 in 1999. Although the net loss in 2000 was reduced in comparison to 1999, the Company's results from operations were negatively impacted by losses in its international operations, highlighted by a pre-tax charge of $407,000 related to the balance of the unamortized goodwill established when the Company purchased the UK entity in 1998. The Company's results were also negatively impacted by somewhat higher general and administrative expenses and higher interest expense.

         Net sales decreased in 2000 to $61,300,000, as compared to $69,300,000 in 1999, as a result of a 13% decrease in net sales in the United States from $64,700,000 in 1999 to $56,000,000 in 2000, the result of a decrease in net sales in its manufacturing and packaging segment. Net sales in the United States, which accounts for 91% of total net sales, is comprised of network marketing sales and manufacturing and packaging services. In 2000, network marketing sales in the United States were $39,200,000 compared to $37,400,000 in 1999, and net sales from manufacturing and packaging services decreased to $16,700,000 from $27,300,000 in 1999. Net sales in the foreign operations increased to $5,300,000 in 2000 from $4,600,000 in 1999.

         Net sales for the fourth quarter of 2000 were $12,900,000, a decline from the fourth quarter 1999 net sales of $14,700,000. During the period, network marketing sales in the United States decreased to $8,200,000, as compared to $8,800,000 in the fourth quarter 1999. Net sales in manufacturing and packaging services decreased from $4,700,000 to $3,500,000. Net sales in foreign operations increased from $1,200,000 in the fourth quarter of 1999 to $1,300,000 in the fourth quarter of 2000, as the Company's newest market in the Philippines had approximately $119,000 in sales in its first full month of operation in December 2000.

         In the United States, the Company's largest market, the number of active distributors decreased to 28,300 from 30,100. The retention rate of distributors who renew their annual agreement continued to remain high at 45%, but is a decline from a renewal rate of 57% in the prior year. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 3,749 in the United States in 2000 from 3,250 in 1999. In 2000, the Company processed 109,700 wholesale orders at an average retail price of $465, compared to 74,103 orders at an average of $603 in 1999. The increase in the order count and the decrease in the average order size is due to a change in the Direct Select program effective in February 2000 which allowed distributors to place orders for individual cans at their specified discount level, rather than at full retail price. Previously, wholesale orders were defined as distributor orders placed at their qualified discount level and were in full case quantities.

         The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. These orders are placed at full retail price and can be ordered in quantities of less than full case lots. In the United States in 2000, the program processed a total of 25,126 orders for a net sales total of $2,500,000, compared to $5,800,000 in 1999. This amount has decreased because of a change in the Direct Select Program effective in February 2000 which allowed distributors to place orders for individual cans at their specified discount level, rather than at full retail price. The number of orders combined for wholesale and Direct Select increased by approximately 3,000 orders in 2000, as compared to 1999. The change in the Direct Select program merely changed the classification of the orders.

         In January 2000, the Company introduced four new products at its United States National Convention in Reno, NV. The product introduction included NOW for Kids, a nutritional supplement important for growing bodies, SoySense, a supplement that provides soy protein, a nutrient proven to lower the risk of heart disease, Ultrim Plus, a reformulated meal replacement product to assist in weight loss, and a new formula of Fibrestore, a fiber-rich antioxidant supplement. In May, 2000, the Company introduced ReversAge(TM), an anti-aging dietary supplement designed to slow down, and in some cases, reverse the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The product is being sold only in the United States and the Philippines at this time. Currently, this product is the second best-selling product in the US market, behind Classic. The Company is working to obtain approval to sell versions of this product in most of its markets.

         The Company is continuing to develop existing marketing programs such as the "The Star Director," "Ambassador" and "Road to Presidential" programs. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 2000, $1,479,000 was paid through this program compared to $1,315,000 in 1999. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. At year end 2000, there were 79 Ambassadors who shared in bonuses totaling $784,000, compared to 64 Ambassadors at the end of 1999 sharing bonuses of $584,000. The Road to Presidential Program, through training and rewards, is designed to encourage distributors to reach the highest level of earnings potential by building downline organizations.

          During 1999, the Company launched its enhanced Internet site, with e-commerce capabilities. The web site allows a number of features for distributors, including online ordering, online sponsoring of new distributors, account information and sales organization activity. In conjunction with the launch of the Internet site, distributors are also able to establish their own personal web site, which enabled distributors to market themselves through the Internet, as well as place product orders, track shipments, receive Company e-mails and other interactive functions. Although the volume of sales generated through Internet orders represents a very small portion of the Company's sales volume, the web site receives a considerable amount of traffic, as distributors utilize the other features and information available through the website. The Company is continuing to improve its website traffic and capabilities in meaningful and cost-effective ways. As of December 31, 2000, approximately 850 distributors have signed up for personal web sites.

         In Australia and New Zealand net sales declined to $2,012,000 in 2000 from $2,544,000 in 1999. Fourth quarter 2000 sales decreased to $353,000 from $630,000 in 1999. New distributor enrollments increased slightly in Australia and New Zealand to 1,245 from 1,186 in 1999. Distributor renewals in Australia were 55% and in New Zealand 45% in 2000 as compared to 56% and 39% in 1999, respectively. A number of factors continue to cause the decline in sales in these markets. The Australian and New Zealand dollars have declined in value against the United States dollar. This has the effect of reducing net sales when reported in US dollars on a consolidated basis. Nonetheless, net sales in local dollars for Australia and New Zealand for 2000 still declined 11% and 19%, respectively, as compared to 1999. Other factors that have hurt sales in these markets include a new goods and services tax instituted in Australia effective July 1, 2000, increased competition from other network marketing companies, and continued difficulties in introducing new products due to tighter regulatory control over nutritional and dietary supplements. As of March 2001, the Company has not yet been able to introduce a version of its product, ReversAge(TM), in these markets.

         Net sales in Canada declined in 2000 to $913,000 from $993,000 in 1999. Fourth quarter sales decreased to $215,000 in 2000 compared to $258,000 in 1999. New distributor enrollments increased slightly to 607 from 568 in 1999. Currency fluctuations have also had an impact on Canadian sales. During the second quarter of 2000, the Company closed its Canadian administrative office facility and has replaced it with a smaller distribution center. All customer service, sales and marketing support, accounting and other administrative services for the Canadian operation are being provided from the corporate office in Chesterfield, Missouri. Expenses related to the closing of the Canadian facility, including severance payments to the office and sales staff, were incurred during the second quarter. The Company incurred approximately US$70,000 in expenses to close the office. The benefits of this closing are being realized, as the Canadian operation showed a net profit in the fourth quarter of 2000.

         Net sales in Mexico in 2000 were $1,769,000 compared to $691,000 in 1999. Net sales in the fourth quarter 2000 were $465,000 compared to $215,000 in 1999. New distributor enrollment increased in 2000 to 6,188 compared to 2,324 in 1999. Net sales have been affected positively by the efforts of the sales management team, plus the establishment of distribution centers owned and operated by key distributors to facilitate sales and the delivery of product in cities outside of Mexico City. With the inadequate distribution system in Mexico, this is a common method used by network marketing companies to distribute their products. The Company has submitted several products for regulatory approval. The net loss in this market increased as the result of expenses related to sales promotions and other sales and travel expenses that were greater than originally planned in an effort to build sales momentum.

         Sales in the United Kingdom in 2000 were $388,000 compared to $356,000 in 1999. The Company hired a sales manager in January 2000 to improve sales efforts in this region. During 1999, the Company operated without a sales manager, but sales growth has been difficult to achieve in this area. One factor affecting sales in the United Kingdom is the resistance in the local market to products containing genetically modified ingredients (GMO's). Many of the Company's products contain soy proteins made with genetically modified soy. During 2000, the Company reformulated its products to eliminate genetically modified ingredients in the UK, Australia and New Zealand.

During the first quarter of 2000, the Company commenced sales in Colombia. Net sales for the year were $83,000 and 298 distributors were enrolled. Growth in this market has not met the Company's expectations. Part of the reason for this is that in an effort to minimize start-up costs, the Company has not hired a sales manager for this market, instead using local distributors and the efforts of the minority partner to bolster sales. A significant portion of the 2000 net loss for Colombia of $137,000 was attributable to start-up costs, which under current accounting guidance, must be expensed when incurred.

         In December 2000, the Company began sales in its newest market, the Philippines. Net sales in just its first month of operation were $119,000, with approximately 260 distributors enrolled. Sales here have benefited from the involvement of distributors from the United States, Canada and Australia with ties to the Philippines. Sales in the early months of 2001 have continued to exceed the Company's expectations.

         The Company provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales decreased in 2000 to $16,700,000 from $27,300,000 in 1999. This decrease follows the Company's decision to place less emphasis on this business, as unprofitable business was eliminated and steps were taken to improve the margins with its remaining customer. This segment reported a net income of $20,000 in 2000, compared to a net loss of $1,253,000 in 1999.

          The Company's sales to third party customers consists of the Company purchasing raw materials, customer-specified packaging, and selling a finished product to the customer. Cost of product sold for 2000 was 95.6% of net sales; an improvement from 101% in 1999. Even under optimal operating efficiencies, the gross margin for these customers is substantially less than margins in sales of network marketing products. The Company continues to take steps to better manage this area, including plant staff reductions, warehouse cost reductions, elimination of the unprofitable business and review of profit margins by customer and project. Future efforts to develop manufacturing and packaging services have been discontinued as the Company has placed its efforts in increasing network marketing sales.

1999 vs. 1998

         The Company's 1999 net loss was $1,400,000 or $.15 per share. This compares with net income of $1,557,000 or $.16 per share in 1998. Net loss in the United States, the Company's primary market, was $915,000 in 1999, compared to net income of $1,659,000 in 1998. The United States operation is comprised of the network marketing segment and the manufacturing and packaging services segment. In 1999, the network marketing segment in the United States had net income of $338,000, and the manufacturing and packaging segment incurred a loss of $1,253,000. Net loss from international operations was $485,000 in 1999, compared with a loss of $102,000 in 1998.

         Net sales increased in 1999 to $69,300,000, as compared to $53,400,000 in 1998, as a result of a 32% increase in net sales in the United States from $48,900,000 in 1998 to $64,700,000 in 1999. Net sales in the United States, which accounts for 93% of total net sales, is comprised of network marketing sales and manufacturing and packaging services. In 1999, network marketing sales in the United States were $37,400,000 compared to $42,500,000 in 1998, and net sales from manufacturing and packaging services increased to $27,300,000 from $6,300,000 in 1998. Net sales in the foreign operations increased to $4,600,000 in 1999 from $4,500,000 in 1998.

         Net sales for the fourth quarter of 1999 were $14,700,000, a decrease from the fourth quarter 1998 net sales of $15,300,000. During the period, network marketing sales in the United States declined to $8,800,000, as compared to $9,800,000 in the fourth quarter 1998. Net sales in manufacturing and packaging services increased from $4,400,000 to $4,700,000. Net sales in foreign operations remained constant at $1,200,000 for the quarter.

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

         Net sales in Canada decreased in 1999 to $993,000 from $1,214,000 in 1998. Fourth quarter sales decreased to $258,000 in 1999 compared to $274,000 in 1998. New distributor enrollments declined to 568 in 1999 from 797 in 1998.

         Net sales in Mexico in 1999 were $691,000 compared to $317,000 in 1998. Net sales in the fourth quarter 1999 were $215,000 compared to $81,000 in 1998. New distributor enrollment increased in 1999 to 2,324 compared to 445 in 1998. Net sales were affected positively by the efforts of the sales management team, plus the establishment of distribution centers owned and operated by key distributors to facilitate sales and the delivery of product in cities outside of Mexico City.

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

Cost of Sales

         During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of Staff Accounting Bulletin No. 101 on October 1, 2000, the EITF requires shipping and handling costs to be included in cost of sales. The effect of adopting EITF 00-10 increased net sales and cost of products sold from previously reported amounts by $1,305,000 in 1999 and $1,506,000 in 1998.
Percentages shown below in the discussion on specific line items of the statement of operations have been recalculated for prior years based on the reclassification.

         During 2000, cost of network marketing products sold was 20.3% of net sales compared with 19.8% in 1999 and 20.0% in 1998. Cost of network marketing products sold was 23.6% in the fourth quarter of 2000 and 19.5% in 1999. Cost of goods for manufacturing and packaging services was 95.6% for 2000 and 101% for 1999.

Distributor Royalties and Discounts

         Distributor royalties and discounts as a percentage of network marketing sales decreased to 35.8% in 2000 compared to 36.5% in 1999 and 35.4% in 1998. In the fourth quarter of 2000, distributor royalties and discounts increased to 38.6% from 36.9% in 1999. The increased percentage in the fourth quarter of 2000 is due to change in the distributor compensation plan, effective September 1, 2000. Previously, distributors could purchase products from the Company at discounts ranging from 25% to 45%, with total royalties of 18% of retail sales paid to Master Affiliates on their organization's sales. After the modification, the discounts at the time of purchase were changed, ranging from 20% to 40%, with royalty payments totaling up to 23% to Master Affiliates. The effect of this change on the financial statements is that distributor royalties and commissions will increase as a percentage of net sales. However, this increase will be offset by improved gross margins on these sales. These expenses are governed by the distributor agreements and are directly related to the level of sales. Included in distributor royalties and discounts are royalties of $784,000 for 2000 earned through the Ambassador Program as compared to $584,000 in 1999 and $799,000 in 1998.

Selling, General and Administrative

         Selling, general and administrative (SGA) expenses increased to 33.5% as a percentage of net sales for 2000, from 28.6% in 1999, and 33.8% in 1998. The percentage change is primarily due to the decrease in sales of the manufacturing and packaging business segment in comparison to total SGA expenses. Selling, general and administrative expenses for 2000 were $20,500,000 compared to $19,800,000 in 1999.

         In 2000, distribution and warehouse expenses decreased to $1,297,000 from $1,524,000 in 1999 primarily due to the decrease in volume generated by manufacturing and packaging services, as expenses in this segment decreased from $972,000 in 1999 to $741,000 in 2000.

         In 2000, sales incentive bonuses were $438,000, compared to $653,000 in 1999. However, promotional trip expenses increased to $743,000 in 2000, as compared to $635,000 in 1999. Most of the increase was incurred by the Mexican subsidiary, as part of a plan to increase sales. Overall, sales and marketing expenses increased by $135,000, or 2% in 2000.

         Staff compensation and fringes increased by 6%, or $446,000, primarily in the sales staff, due to staffing increases in the United States, Mexico and new sales staff in the UK and the Philippines. During the latter part of 2000, changes were made to the US sales staff, which will decrease its expense on an ongoing basis.

         Another significant component of SGA expenses in 2000 was the adjustment of the cash surrender value of the executive life insurance policies. The Company incurred a charge of $168,000 as the result of the decline in the market value of the underlying investments. This corresponds with the overall stock market decline experienced during the fourth quarter of 2000. In 1999, SGA expenses were affected by a $425,000 increase in the reserve for bad debts as a result of financial difficulties experienced by one of the Company's manufacturing and packaging customers. As of December 31, 2000, the Company had a bad debt reserve of $5,000.

Interest Expense

         Interest expense in 2000 was $639,000, compared to $585,000 in 1999 and $509,000 in 1998. Interest expense in 2000 and 1999 increased in comparison to the prior year as the result of increased short-term borrowings and the impact of higher interest rates.

Income Taxes

         Income taxes for 2000 reflects a benefit of $251,000 due to the pretax loss of $1,149,000. The income tax benefit in 1999 was $770,000, and the income tax expense for 1998 was $941,000. The effective tax rate for 2000 was only 22%. Losses in the foreign operations for which there is no current tax benefit negatively impacted the effective tax rate by approximately 9%. The reduction in the value of the executive life insurance policies, a non-deductible charge, negatively impacted the effective tax rate by an additional 4.6%. Effective tax rates for 1999 and 1998 were 35% and 38%, respectively. The 2000 tax benefit will be carried back against the 1998 earnings, and the 1999 tax benefit was carried back against 1997's earnings.

Financial Condition

         The Company generated $412,000 of net cash during 2000 from operating activities and increased cash by $365,000 through long-term financing and use of its lines of credit. This compares to $1,274,000 of cash utilized for operating activities and $1,779,000 generated through long-term financing and use of the lines of credit in 1999. Cash and cash equivalents decreased $333,000 to $1,199,000 by year-end 2000. The Company's net investing activities used $300,000, primarily in the acquisition of machinery and plant equipment. The Company used $604,000 to repay long-term borrowings and capital lease obligations.

         Current assets increased to $9,424,000 at December 31, 2000 from $8,497,000 as of December 31, 1999. Cash and cash equivalents decreased $333,000 as described above. Accounts receivable increased to $2,567,000 at December 31, 2000 from $794,000 at December 31, 1999. The increase is due to the Company implementing a "full turnkey" operation for its remaining third party packaging customer. This means the Company is responsible for purchasing all ingredients and packaging for this customer's product. Previously, the Company only purchased a portion of the ingredients. Trade accounts payable has also increased as a result of this "turnkey" arrangement. At December 31, 2000, the Company has reserved $5,000 as an allowance for uncollectible accounts receivable. This compares to $430,000 at year-end 1999.

         Inventories   decreased  to   $4,530,000  at  December  31,  2000  from
$4,705,000 at year-end 1999, primarily as a result of the decrease in raw material inventories required for the contract packaging business.

         Refundable income taxes decreased to $664,000 at the end of 2000 from $855,000 as of the end of 1999. The decrease is due to reduced tax benefit from the loss incurred in 2000, as compared to 1999.

         Property, plant and equipment, after dispositions, increased $307,000 to $15,670,000 at December 31, 2000. Capital expenditures decreased significantly compared to prior years due to the Company's decision to reduce the emphasis on the manufacturing and packaging segment. Acquisitions were primarily funded with cash generated from operations, as well as use of the Company's line of credit.

         Current liabilities increased to $9,291,000 at December 31, 2000 from $8,307,000 at December 31, 1999. Trade accounts payable increased to $5,264,000 from $4,097,000 at December 31, 1999 primarily due to the "turnkey" program for purchasing materials for the manufacturing and packaging business. Distributor commissions payable decreased $221,000 to $1,200,000 at year-end as a result of decrease in net sales in December 2000 as compared to December 1999. Borrowings under the line of credit increased to $1,918,000 from $1,793,000 at December 31, 1999.

         Long-term debt and non-current capital lease obligations decreased to $5,046,000 from $5,296,000 at December 31, 1999. Principal payments of $604,000 were offset by private placement notes payable of $240,000 used to set up the Philippines operation. These notes are payable in quarterly installments equal to 2% of Philippine sales at suggested retail, including interest at 9% per annum. The Company has a term loan with an outstanding balance of $4,158,000 as of December 31, 2000. This loan provided financing for the expansion of its facility in 1997. This note was recently renewed by its lender, extending the maturity to March 2004, with the interest rate continuing at 8.5%. The Company has term loans with principal balances of $58,000 and $168,000 as of December 31, 2000, as well as long-term debt totaling $610,000, relating to the purchase of its original building and land.

         Stockholders' equity decreased to $5,646,000 compared with $6,800,000 at December 31, 1999. The decrease is primarily due to the 2000 net loss of the Company. Stockholders' equity was also negatively impacted by the strengthening of the US dollar against the currency of several of its' subsidiaries, in particular, Australia, New Zealand, and to a lesser extent, Canada. This impact appears in the form of the decrease in the foreign currency translation adjustment. This cumulative adjustment declined from a debit balance of $336,000 as of December 31, 1999, to a debit balance of $624,000, as of December 31, 2000.

         The Company's working capital balance has decreased by $57,000 since December 31, 1999. The current ratio at December 31, 2000 declined to 1.01 from
1.02 at previous year-end. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory. The maximum borrowing limit is $3,000,000. At December 31, 2000, the Company had utilized $1,918,000 of the line of credit, with an available balance of $534,000. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2000.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

         None.

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 24, 2001, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 24, 2001, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 24, 2001, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 24, 2001, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.



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

         3.       Exhibits:

                                                              Exhibit
                  Document                                    Number
                  --------                                    -------

         Articles of Incorporation, as amended
         (incorporate by reference Exhibit 3.1 to
         the Form 10-K of the Registrant for year
         ended December 31, 1995)                                3.1

         By-laws, as amended
         (incorporate by reference Exhibit 3.2
         to the Form 10-K of the Registrant for
         year ended December 31, 1992)                           3.2

         Certificate of Incorporation (incorporate
         by reference Appendix B of the Form 14A
         the Registrant filed April 22, 1999)                    3.3

                                                              Exhibit
                  Document                                    Number
                  --------                                    -------

         By-Laws (incorporate by reference Appendix
         C of the Form 14A the Registrant filed
         April 22, 1999)                                         3.4

         Amended Exclusive License Agreement
         (incorporate by reference Exhibit 10.1
         to the Form 10-K of the Registrant
         for year ended December 31, 1992)                      10.1

         Asset Purchase Agreement
         (Australian Joint Venture)
         (incorporate by reference Exhibit 10.2
         to the Form 10-K of the Registrant
         for year ended December 31, 1992)                      10.2

         Master Agent Agreement
         (re: Australia)
         (incorporate by reference Exhibit 10.3
         to the Form 10-K of the Registrant for year
         ended December 31, 1992)                               10.3

         1995 Stock Option Plan
         (incorporate by reference Exhibit 10.7 to
         the Form 10-K of the Registrant for year
         ended December 31, 1995)                               10.4

         Montgomery Employment Agreement
         dated June 1, 1997 (incorporate by reference
         Exhibit 10.6 to the Form 10-K of the
         Registrant for year ended December 31, 1997)           10.5

         Hastings Employment Agreement
         dated June 1, 1997 (incorporate by reference
         Exhibit 10.8 to the Form 10-K of the
         Registrant for year ended December 31, 1997)           10.6

         Kreher  Employment  Agreement  dated  April 13,
         1994  (incorporate  by reference Exhibit 10.14
         to the Registrant's Form 10-Q for quarter ended
         June 30, 1994).                                        10.7

                                                              Exhibit
                  Document                                    Number
                  --------                                    -------

         1994 Annual Incentive Compensation Plan
         (incorporate by reference Exhibit 10.11 to the
         Form 10-K of the Registrant for year ended
         December 31, 1995)                                     10.8

         1994 Long-Term Incentive Compensation Plan
         (incorporate by reference Exhibit 10.12 to the
         Form 10-K of the Registrant for year ended
         December 31, 1995)                                     10.9

         Agreement with Traco Labs, Inc.
         (incorporate by reference Exhibit 10.14
         to the Form 10-K of the Registrant for
         year ended December 31, 1996)                          10.10

         Loan Agreement dated March 20, 1996 with Southwest
         Bank of St. Louis (incorporate by reference Exhibit
         10.14 to the Form 10-K of the Registrant for year
         ended December 31, 1998)                               10.11

         Deed of Trust Note dated January 2, 1996 in the
         amount of $950,000 with Southwest Bank of St. Louis
         (incorporate by reference Exhibit 10.15 to the Form
         10-K of the Registrant for year ended December 31,
         1998)                                                  10.12

         Line of Credit Note dated March 20, 1996 in the
         amount of $1,000,000 with Southwest Bank of St. Louis
         (incorporate by reference Exhibit 10.16 to the Form
         10-K of the Registrant for year ended December 31,
         1998)                                                  10.13

         Line of Credit Note dated January 2, 1996 in the
         amount of $500,000 with Southwest Bank of St. Louis
         (incorporate by reference Exhibit 10.17 to the Form
         10-K of the Registrant for year ended December 31,
         1998)                                                  10.14

         Deed of Trust Note dated September 2, 1997 in the
         amount of $4,430,000 with Southwest Bank of St. Louis
         (incorporate by reference Exhibit 10.18 to the Form
         10-K of the Registrant for year ended December 31,
         1998)                                                  10.15

         Reliv' International, Inc. Supplemental Executive
         Retirement Plan dated June 1, 1998 (incorporate by
         reference Exhibit 10.19 to the Form 10-K of the
         Registrant for year ended December 31, 1998)           10.16

                                                              Exhibit
                  Document                                    Number
                  --------                                    -------

         Stock Purchase Agreement dated October 1, 1998 among
         Reliv' World Corporation, Reliv' Europe, Inc. and
         Global Nutrition, Inc. regarding purchase of Reliv'
         UK, Ltd. (incorporate by reference Exhibit 10.20 to
         the Form 10-K of the Registrant for year ended
         December 31, 1998)                                     10.17

         1999 Stock Option Plan (incorporate by reference to
         Appendix E of the Form 14A the Registrant
         filed April 22, 1999)                                  10.18

         Statement re: computation of per
         share earnings (incorporate by reference
         to Note 8 of the Consolidated Financial
         Statements contained in Part IV)                       11

         Subsidiaries of the Registrant
         (incorporate by reference
         the Registrants's Response to
         Item 1 of Part I of this Form 10-K)                    22

         Consent of Ernst & Young L.L.P.,
         Independent Auditors                                   23

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

Date:    March 30, 2001

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

Date:    March 30, 2001

By:           /s/ David G. Kreher
         -------------------------------
         David G. Kreher, Senior Vice President, Assistant Secretary (principal financial and accounting officer)

Date:    March 30, 2001

         By:  /s/  Carl  W.  Hastings
         -------------------------------
         Carl  W.  Hastings,  Executive  Vice  President,  Assistant  Secretary,
         Director

Date:    March 30, 2001

By:         /s/ Thomas W. Pinnock
         -------------------------------
         Thomas W. Pinnock III, Director

Date:    March 30, 2001

By:         /s/ Stephen M. Merrick
         -------------------------------
         Stephen  M.  Merrick,  Senior  Vice  President,   Secretary,   Director


Date:    March 30, 2001

By:            /s/ Donald L. McCain
         -------------------------------
         Donald L. McCain, Director

Date:    March 30, 2001

By:           /s/ John Akin
         -------------------------------
         John Akin, Director

Date:    March 30, 2001

By:          /s/ Sandra S. Montgomery
         -------------------------------
         Sandra S. Montgomery, Director

Date:    March 30, 2001

By:         /s/ Thomas T. Moody
         -------------------------------
         Thomas T. Moody, Director

Date:    March 30, 2001

By:        /s/ Marvin W. Solomonson
         -------------------------------
         Marvin W. Solomonson, Director

Date:    March 30, 2001

                       Consolidated Financial Statements

                           Reliv' International, Inc.
                                and Subsidiaries

                  Years ended December 31, 2000, 1999, and 1998
                       with Report of Independent Auditors

                           Reliv' International, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 2000, 1999, and 1998


                                    Contents

Consolidated Financial Statements:
     Report of Independent Auditors........................................ F-1
     Consolidated Balance Sheets as of December 31, 2000 and 1999.......... F-2
     Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999, and 1998.................................. F-4
     Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 2000, 1999, and 1998.................................. F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999, and 1998................................... F-6
     Notes to Consolidated Financial Statements - December 31, 2000........ F-8

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts for the years ended
     December 31, 2000, 1999, and 1998..................................... F-28

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors




Board of Directors and Stockholders
Reliv' International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv' International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv' International, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP


St. Louis, Missouri
March 6, 2001

                                      F-2
                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                    December 31
                                                                             2000                 1999
                                                                     -------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                               $ 1,198,682          $ 1,531,700
   Accounts and notes receivable, less allowances of $5,000 in 2000
     and $430,000 in 1999                                                    2,566,982              794,037
   Note receivable from officer                                                 59,250              164,250
   Inventories:
     Finished goods                                                          2,584,895            1,826,748
     Raw materials                                                           1,459,960            2,402,006
     Sales aids and promotional materials                                      484,936              476,708
                                                                     -------------------------------------------
   Total inventories                                                         4,529,791            4,705,462

   Refundable income taxes                                                     663,735              855,178
   Prepaid expenses and other current assets                                   322,131              304,734
   Net deferred income taxes                                                    83,174              141,236
                                                                     -------------------------------------------
Total current assets                                                         9,423,745            8,496,597

Other assets:
   Goodwill, net of accumulated amortization of $65,692 in 1999
                                                                                     -              459,846
   Other assets                                                                849,691            1,013,130
                                                                     -------------------------------------------
Total other assets                                                             849,691            1,472,976

Property, plant, and equipment                                              15,669,705           15,362,583
Less accumulated depreciation and amortization                              (5,548,026)          (4,560,338)
                                                                     -------------------------------------------
                                                                            10,121,679           10,802,245
                                                                     -------------------------------------------

Total assets                                                               $20,395,115          $20,771,818
                                                                     ===========================================

See accompanying notes.

                                       F-3
                   Reliv' International, Inc. and Subsidiaries

                     Consolidated Balance Sheets (continued)


                                                                                    December 31
                                                                             2000                 1999
                                                                     -------------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                $    6,864,415       $    5,887,615
   Income taxes payable                                                              -                3,391
   Borrowings under line of credit                                           1,918,080            1,792,986
   Current maturities of long-term debt                                        332,466              468,351
   Current maturities of capital leases                                        176,094              154,622
                                                                     -------------------------------------------
Total current liabilities                                                    9,291,055            8,306,965

Noncurrent liabilities:
   Capital lease obligations, less current maturities                          143,900              305,081
   Long-term debt, less current maturities                                   4,901,788            4,990,639
   Other noncurrent liabilities                                                412,610              350,415
                                                                     -------------------------------------------
Total noncurrent liabilities                                                 5,458,298            5,646,135

Stockholders' equity:
   Preferred stock, par value $.001 per share; 3,000,000 shares
     authorized; none issued and outstanding                                         -                    -
   Common stock, par value $.001 per share; 20,000,000 shares authorized, 9,654,505 shares issued and outstanding in 2000
     and 9,551,102 shares issued and outstanding in 1999                         9,655                9,551
   Additional paid-in capital                                                9,074,756            9,072,831
   Notes receivable - officers and directors                                   (26,650)             (38,217)
   Accumulated deficit                                                      (2,787,725)          (1,889,297)
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment                                 (624,274)            (336,150)
                                                                     -------------------------------------------
Total stockholders' equity                                                   5,645,762            6,818,718


                                                                     -------------------------------------------
Total liabilities and stockholders' equity                                 $20,395,115          $20,771,818
                                                                     ===========================================

See accompanying notes.

                                       F-4

                                                  Reliv' International, Inc. and Subsidiaries
                                                     Consolidated Statements of Operations


                                                                       Year ended December 31
                                                           2000                 1999                 1998
                                                   ----------------------------------------------------------------
Sales at suggested retail                                 $83,496,234          $90,085,780          $77,493,832
Less distributor allowances on
   product purchases                                       22,216,449           20,807,613           24,093,903
                                                   ----------------------------------------------------------------
Net sales                                                  61,279,785           69,278,167           53,399,929

Costs and expenses:
   Cost of products sold                                   25,023,444           35,861,931           15,792,916
   Distributor royalties and commissions                   15,929,756           15,316,965           16,664,486
   Selling, general, and administrative                    20,545,175           19,834,063           18,069,355
   Impairment of goodwill (see Note 2)                        407,292                    -                    -
                                                   ----------------------------------------------------------------
                                                           61,905,667           71,012,959           50,526,757
                                                   ----------------------------------------------------------------
Income (loss) from operations                                (625,882)          (1,734,792)           2,873,172

Other income (expense):
   Interest expense                                          (639,172)            (585,255)            (509,492)
   Other income                                               115,626              149,866              134,249
                                                   ----------------------------------------------------------------
Income (loss) before income taxes                          (1,149,428)          (2,170,181)           2,497,929
Provision (benefit) for income taxes                         (251,000)            (770,000)             941,000
                                                   ----------------------------------------------------------------
Net income (loss)                                     $      (898,428)     $    (1,400,181)     $     1,556,929
                                                   ================================================================

Earnings (loss) per common share                              $(.09)               $(.15)               $.16

Earnings (loss) per common share  -
   assuming dilution                                          $(.09)               $(.15)               $.16

See accompanying notes.

                                       F-5

                   Reliv' International, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                 Notes                   Accumulated
                                  Common Stock     Additional  Receivable-                   Other       Treasury Stock
                              --------------------  Paid-In    Officers &   Accumulated  Comprehensive  ----------------
                                  Shares  Amount    Capital    Directors      Deficit    Income/(Loss)   Shares    Amount    Total
                              -----------------------------------------------------------------------------------------------------

Balance at December 31, 1997   9,617,307  $9,617   $9,126,147  $ (4,633) $ (1,673,164)  $ (289,902)       -      $  -   $7,168,065
   Net income                          -       -         -            -     1,556,929            -        -         -    1,556,929
   Other comprehensive
      income/(loss):
      Foreign currency
      translation  adjustment          -       -         -            -             -     (150,755)       -         -     (150,755)
                                                                                                                       ------------
   Total comprehensive income                                                                                           $1,406,174
                                                                                                                       ------------
   Options exercised              36,195      36       43,964   (44,000)            -            -        -         -            -
   Repayment of loan by
     officers and directors            -       -         -        3,887             -            -        -                  3,887
   Dividends paid ($.025
     per share)                        -       -         -            -      (237,960)           -        -         -     (237,960)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 1998   9,653,502   9,653    9,170,111   (44,746)     (354,195)    (440,657)       -         -   $8,340,166
                              -----------------------------------------------------------------------------------------------------
   Net loss                            -       -         -            -    (1,400,181)           -        -         -   (1,400,181)
   Other comprehensive
      income/(loss):
      Foreign currency
      translation adjustment           -       -         -            -             -      104,507        -         -      104,507
                                                                                                                       ------------
   Total comprehensive loss                                                                                            $(1,295,674)
                                                                                                                       ------------
   Common stock purchased
     for treasury                      -       -         -            -             -            -  102,400  (135,798)    (135,798)
   Cancellation of treasury
     stock                      (102,400)   (102)     (97,280)        -       (38,416)           - (102,400)  135,798            -
   Repayment of loan by
     officers and directors            -       -         -        6,529             -            -        -         -        6,529
   Dividends paid ($.01
     per share)                        -       -         -            -       (96,505)           -        -         -      (96,505)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 1999   9,551,102   9,551    9,072,831   (38,217)   (1,889,297)    (336,150)       -         -    6,818,718
                              -----------------------------------------------------------------------------------------------------
   Net loss                            -       -         -            -      (898,428)          -         -         -     (898,428)
   Other comprehensive
      income/(loss):
      Foreign currency
      translation adjustment           -       -         -            -             -     (288,124)       -         -     (288,124)
                                                                                                                       ------------
   Total comprehensive loss                                                                                            $(1,186,552)
                                                                                                                       ------------
   Repayment of loan by
     officers and directors            -       -         -       11,567             -            -        -         -       11,567
   Warrants granted under
    distributor
    stock purchase plan                -       -        1,140         -             -            -        -         -        1,140
   Options exercised             102,540     103         (103)        -             -            -        -         -            -
   Warrants exercised                863       1          888         -             -            -        -         -          889
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2000   9,654,505  $9,655   $9,074,756  $(26,650) $ (2,787,725)  $ (624,274)       - $       -   $5,645,762
                              =====================================================================================================

See accompanying notes.

                                       F-6

                   Reliv' International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                       Year ended December 31
                                                           2000                 1999                 1998
                                                    ---------------------------------------------------------------
Operating activities
Net income (loss)                                        $ (898,428)        $(1,400,181)          $1,556,929
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation                                         1,080,247           1,068,471              793,008
     Amortization of goodwill                                52,554              52,554               13,138
     Impairment charge for goodwill                         407,292                   -                    -
     Provision for losses on accounts receivable                  -             431,625                9,915
     Provision for deferred income taxes                     57,098             (61,225)               9,232
     Foreign currency transaction (gain)/loss                21,376             (23,782)              38,756
     Increase in accounts and notes receivable             (347,245)           (561,104)            (474,159)
     (Increase) decrease in inventories                      85,966            (740,168)          (1,348,163)
     (Increase) decrease in refundable income taxes         188,950            (541,074)            (294,589)
     (Increase) decrease in prepaid expenses and
       other current assets                                 (25,084)            138,244               56,032
     (Increase) decrease in other assets                    150,903            (313,383)            (502,034)
     Increase (decrease) in accounts payable and
       accrued expenses                                    (360,404)            834,360            2,083,822
     Increase (decrease) in income taxes payable             (1,370)            (55,749)              66,756
     Increase (decrease) in unearned income                       -            (102,712)             102,711
                                                    ---------------------------------------------------------------
Net cash provided by (used in) operating activities         411,855          (1,274,124)           2,111,354

Investing activities
Proceeds from sale of property, plant, and
   equipment                                                 23,464                   -                8,923
Purchase of property, plant, and equipment                 (440,224)         (1,081,746)          (1,756,442)
Repayment of loans by officers and directors                116,567               6,529                3,887
                                                    ---------------------------------------------------------------
Net cash used in investing activities                      (300,193)         (1,075,217)          (1,743,632)

Financing activities
Proceeds from long-term borrowings and line of
   credit                                                   365,094           1,779,162              785,307
Principal payments on long-term borrowings and
   line of credit                                          (466,829)           (419,863)            (344,774)
Principal payments under capital lease obligations         (137,617)           (163,654)             (44,336)
Proceeds from warrants exercised                              2,029                   -                    -
Dividends paid                                                    -             (96,505)            (237,960)
Purchase of treasury stock                                        -            (135,798)                   -
                                                    ---------------------------------------------------------------
Net cash (used in) provided by financing activities        (237,323)            963,342              158,237
Effect of exchange rate changes on cash and cash
   equivalents                                             (207,357)            100,895             (135,581)
                                                    ---------------------------------------------------------------
(Decrease) increase in cash and cash equivalents           (333,018)         (1,285,104)             390,378
Cash and cash equivalents at beginning of year            1,531,700           2,816,804            2,426,426
                                                    ---------------------------------------------------------------
Cash and cash equivalents at end of year                 $1,198,682          $1,531,700           $2,816,804
                                                    ===============================================================

                   Reliv' International, Inc. and Subsidiaries


                                                                       Year ended December 31
                                                           2000                 1999                 1998
                                                   ----------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:

       Interest                                            $   605,565          $   581,235          $   556,962
                                                   ================================================================

       Income taxes                                        $   219,500          $    55,710           $1,201,896
                                                   ================================================================

     Noncash investing and financing transactions:
       Capital lease obligations entered into              $    56,598          $   104,285          $   508,830
                                                   ================================================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv' International, Inc. (the Company) produces a line of food products including nutritional supplements, diet management products, granola bars, and sports drink mixes. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico, the United Kingdom, Colombia, and the Philippines. In addition, the Company provides manufacturing and packaging services for unrelated customers.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated on the cost basis. Depreciation is computed using the straight-line or an accelerated method over the useful life of the related assets, including assets recorded under capital leases.

Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired and is being amortized on a straight-line basis over a period of ten years. On a periodic basis, the Company evaluates goodwill for impairment by comparing estimated future discounted cash flows of the business to its carrying value. See Note 2.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Revenue Recognition

The Company generally receives its sales price in cash accompanying orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20 percent to 40 percent of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped.

Shipping and Handling Costs

During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of Staff Accounting Bulletin No. 101 on October 1, 2000, the EITF requires shipping and handling costs to be included in cost of sales. The effect of adopting EITF 00-10 increased net sales and cost of products sold from previously reported amounts by $1,305,000 in 1999 and $1,506,000 in 1998.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income/loss. The effect on the statements of operations of transaction gains and losses is insignificant for all years presented.

Income Taxes

The provision for income taxes is computed using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The primary difference between financial statement and taxable income results from financial statement accruals and reserves.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company grants stock options at an exercise price not less than the fair value of the shares at the date of grant, no compensation expense is recognized. The FASB has issued SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, effective for years beginning after December 1995. The Company has elected the disclosure-only alternative of this pronouncement in a note to these financial statements (see Note 9).

The Company accounts for options granted to non-employees and warrants granted to distributors under the fair value approach prescribed by SFAS No. 123.

Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented to conform to the requirements of SFAS No. 128.

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

2. Acquisition of Reliv UK, Ltd.

On October 1, 1998, the Company acquired the common stock of Reliv UK, Ltd. (Reliv UK) in exchange for 250,000 shares of Reliv Europe, Inc. (Reliv Europe), the holding company of the acquired entity, and certain other consideration as described below. Prior to the acquisition, Reliv UK was a licensee of the Company. The shares issued of Reliv Europe were valued at $12,500. In conjunction with the acquisition, the previous owner of Reliv UK forgave approximately $435,000 in advances to Reliv UK, and the Company converted $420,000 of its advances to Reliv UK into 8,400,000 shares of Reliv Europe, which represents a 97% ownership interest in Reliv Europe. Also, Reliv Europe is required to make monthly payments of 1.5% of the retail sales of Reliv UK to the previous owner of Reliv UK for a period of ten years. These payments are being expensed as incurred. The operations of Reliv UK are included in the consolidated statements of operations from the date of acquisition as part of the network marketing segment. The transaction was accounted for as a purchase, and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a ten-year period.

In December 2000, the Company recorded a noncash accounting charge related to the unamortized balance of the goodwill established when Reliv UK was purchased in 1998. The Company performed an impairment review as the result of the forecast for continuing losses for the entity. As a result of the Company's review, the Company determined the unamortized goodwill of $407,292 was impaired, and it was written off in full. This nonrecurring charge, which has been reported as a separate line item in loss from operations in the accompanying 2000 consolidated statement of operations, has no impact on the Company's 2000 cash flows or its ability to generate cash flow in the future.

3. Research and Development Expenses

Research and development expenses of $410,000,  $393,000,  and $319,000 in 2000,
1999  and  1998,   respectively,   were   charged  to  selling,   general,   and
administrative expenses as incurred.

4. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2000 and 1999, consist of the following:

                                                    2000            1999
                                                ------------------------------

Land                                              $    829,222    $    829,222
Building                                             8,399,277       8,384,105
Machinery and equipment                              3,984,971       3,870,695
Office equipment                                       494,266         454,729
Computer equipment and software                      1,961,969       1,823,832
                                                ------------------------------
                                                    15,669,705      15,362,583
Less accumulated depreciation and amortization      (5,548,026)     (4,560,338)
                                                ------------------------------
                                                   $10,121,679     $10,802,245
                                                ==============================

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2000 and 1999, consist of the following:

                                                       2000           1999
                                                -------------------------------

Trade payables                                       $5,264,706     $4,097,103
Distributors commissions                              1,199,522      1,421,286
Sales taxes                                             171,639        204,552
Interest expense                                         65,478         31,871
Payroll and payroll taxes                               148,573        127,800
Other                                                    14,497          5,003
                                                -------------------------------
                                                     $6,864,415     $5,887,615
                                                ===============================

6. Short-Term Borrowings

In May 2000, the Company renewed its line of credit and extended its maximum borrowing limit to $3,000,000. The limit is based on a collateral-based formula of accounts receivable and inventory. Borrowings under this line of credit are due on demand and bear interest, payable monthly, at the prime rate, which was 9.5% at December 31, 2000 and 8.5% at December 31, 1999. The maturity date of the line is May 2001. A portion of the Company's inventory and property, plant, and equipment with a net book value of $5,075,600 as of December 31, 2000 are pledged as security under the terms of the agreement. As of December 31, 2000, the Company's outstanding balance was $1,918,080 on the line of credit and available borrowings were $534,000.

7. Long-Term Debt

Long-term debt at December 31, 2000 and 1999, consists of the following:

                                                                                           2000           1999
                                                                                   ------------------------------
Industrial revenue bonds payable in monthly installments  (including interest at
   85% of prime) not to exceed  $9,611,  commencing  August 1, 1991;  secured by land and building (net book value $2,730,800
   at December 31, 2000); balance due on March 1, 2005                                   $ 405,792       $477,076


Note payable in monthly installments (including interest at prime and additional interest  at 15% of prime on the  balance of the  industrial  revenue  bonds)
   equal  to  $9,611  less  installment  applied  to  industrial  revenue  bond, commencing August 1, 1991; unsecured;
   balance due on March 1, 2005                                                            204,755        204,755

Term loan payable in monthly installments of $19,550, including interest at 8.5%
   through April 2001; secured by equipment and
   inventory (net book value of $5,075,600 at December 31, 2000)                            58,130        277,164

Term loan  payable in monthly  installments  of $38,802,  including  interest at
   8.5%, with the balance due March 2001; secured by land
   and building (net book value of $5,326,900 at December 31, 2000)                      4,158,073      4,261,155

Term loan payable in monthly installments of $7,303, including interest at 7.75%
   with the balance due February 2003; secured by
   equipment (net book value of $188,560 at December 31, 2000)                             167,504        238,840

Private  placement  notes  payable  in  quarterly  installments  equal  to 2% of
   Philippine sales at suggested retail (including  interest at 9%),  commencing on July 1, 2000; unsecured; balance due on July 1,
   2005                                                                                    240,000              -
                                                                                   ------------------------------
                                                                                         5,234,254      5,458,990
Less current maturities                                                                   (332,466)      (468,351)
                                                                                   ------------------------------
                                                                                        $4,901,788     $4,990,639
                                                                                   ==============================


On March 1, 2001, the Company obtained a modification agreement related to the term loan with a balance of $4,158,073. The modification agreement effectively extended the maturity of the note to March 2004, from March 2001, with monthly installments continuing at $38,802 per month. The interest rate remained the same rate at 8.5%. Accordingly, the term loan has been excluded from current maturities.

Principal maturities of long-term debt, as modified, at December 31, 2000 are as follows:

              2001                          $     332,466
              2002                                299,765
              2003                                244,619
              2004                              3,883,017
              2005                                474,387
                                         --------------------
                                            $   5,234,254
                                         ====================

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Year ended December 31
                                                          2000               1999                1998
                                                   ------------------------------------------------------
Numerator:
   Numerator for basic and diluted earnings per
     share - net income (loss)                         $(898,428)         $(1,400,181)         $1,556,929
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                            9,563,000           9,633,000           9,645,000
   Effect of dilutive securities:
      Employee stock options and other warrants                 -                   -             390,000
                                                   ------------------------------------------------------
   Denominator for diluted earnings per share -
     adjusted weighted average shares                   9,563,000           9,633,000          10,035,000
                                                   ======================================================
Basic earnings (loss) per share                            $(0.09)             $(0.15)              $0.16
                                                   ======================================================
Diluted earnings (loss) per share                          $(0.09)             $(0.15)              $0.16
                                                   ======================================================


The diluted shares base for the years ended December 31, 2000 and 1999, excludes incremental shares of 347,000 and 59,000, respectively, related to employee stock options and warrants issued to external parties. These shares are excluded due to their antidilutive effect as a result of the Company's net losses during 2000 and 1999.

9. Stock Options, Warrants, and Distributor Stock Purchase Plan

Stock Options

In December 1999, options granted in 1994 from an incentive stock option plan for key employees expired. These options were reissued as nonqualified stock options in December 1999, with an expiration date of December 2004. Options for 440,000 shares were issued at an exercise price of $2.045 per share.

In May 1995, the Company adopted an incentive stock option plan which provides for the grant of incentive stock options and nonqualified stock options for employees (including officers) and other consultants and advisors of the Company. A maximum of 1,100,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted.

In May 1999, the Company adopted another incentive stock option plan similar to the 1995 plan. A maximum of 1,000,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted. In December 1999, options for 922,000 shares were issued at an exercise price of between $1.125 and $1.2375 per share.

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and nonemployee director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee and nonemployee director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company records expense under the fair value method of SFAS No. 123 for options and warrants granted to distributors. Total expense recorded for these options and warrants was $1,140, $0, and $0 in 2000, 1999, and 1998, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.11% to 6.87% for 2000, 6.12% to 6.29% for 1999, and 4.55% for 1998; dividend yield of zero for 2000 and .50% for 1999 and 1998; volatility factor of the expected price of the Company's stock of .745 for 2000,
 .667 for 1999, and .681 for 1998; and a weighted average expected life of 4.42 years. The weighted average fair value of stock options granted during 2000, 1999, and 1998 was $.98, $.58, and $1.23 per share, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the vesting period. The effects of applying the pro forma disclosure provisions of SFAS No. 123 are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows:

                                      2000            1999           1998
                                   -------------------------------------------

Pro forma net income (loss)        $(1,318,935)     $(1,851,570)    $1,450,356

Pro forma earnings (loss)
    per share:
       Basic                             $(.14)           $(.19)         $.15
       Diluted                           $(.14)           $(.19)         $.14

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                     2000                        1999                        1998
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                             Options        Price        Options        Price        Options        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                 2,391,600        $1.663     1,474,850        $2.021     1,165,900        $1.954
Granted:
  Price = fair value          69,000         1.612       722,000         1.125       275,000         2.125
  Price > fair value               -                     640,000         1.793        75,000         2.3375
Exercised (1)               (400,600)        1.262             -                     (38,300)        1.348
Forfeited                    (21,000)        1.571      (445,250)        2.165        (2,750)        1.818
                          --------------              --------------              --------------
Outstanding at end of
  year                     2,039,000        $1.740     2,391,600        $1.663     1,474,850        $2.021
                          ==============              ==============              ==============

Exercisable at end of
  year                     1,693,679                   1,711,031                     971,914
                          ==============              ==============              ==============

(1) Shares issued were less than options exercised due to cashless exercise provisions.

                             As of December 31, 2000

                              Options Outstanding                                      Options Exercisable
                      -------------------------------------                     ----------------------------------
 Range of Exercise        Number          Weighted Avg.       Weighted Avg.         Number        Weighted Avg.
       Prices           Outstanding      Remaining Life       Exercise Price     Exercisable     Exercise Price
--------------------- ---------------- -------------------- ------------------- --------------- ------------------
$1.125-$2.00             1,014,500            3.82               $1.212             718,092          $1.216
$2.01-$3.00                933,000            3.05                2.179             884,087           2.164
$3.125                      91,500            1.96                3.125              91,500           3.125
                      ----------------                                          ---------------
$1.125-$3.125            2,039,000            3.38               $1.740           1,693,679          $1.814
                      ================                                          ===============

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the "Ambassador" status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company's common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company's common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company's common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999, and a total of 32,837 and 36,075 warrants were issued during the years ended December 31, 2000 and 1999, respectively. The weighted average fair value of warrants granted during 2000 and 1999 were $.60 and $.49 per share, respectively.

A summary of the Company's warrant activity and related information for the years ended December 31 follows:

                                     2000                         1999                        1998
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                            Warrants        Price       Warrants        Price       Warrants        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                    36,075        $1.031       111,548        $4.360       111,548        $4.360
Granted:
  Price = fair value          32,837          1.25        36,075         1.031             -             -
Exercised                       (863)       $1.031             -             -             -             -
Forfeited                          -             -       (111,548)       4.36              -             -
                          --------------              --------------              --------------
Outstanding at end of
  year                        68,049        $1.137        36,075        $1.031       111,548        $4.360
                          ==============              ==============              ==============

Exercisable at end of
  year                        11,163                           -                     111,548
                          ==============              ==============              ==============

                             As of December 31, 2000

                              Warrants Outstanding                                   Warrants Exercisable
                      -------------------------------------                   -----------------------------------
 Range of Exercise        Number          Weighted Avg.      Weighted Avg.         Number        Weighted Avg.
       Prices           Outstanding      Remaining Life      Exercise Price     Exercisable      Exercise Price
--------------------- ---------------- -------------------- ----------------- ----------------- -----------------
    $1.031-1.25           68,049              2.48               $1.137            11,163            $1.031

10. Leases

The Company leases certain manufacturing, storage and office facilities and certain equipment and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2000:

                                                 Capital        Operating Leases
                                                 Leases
                                           -------------------------------------

2001                                              $194,788            $289,231
2002                                               142,839             274,664
2003                                                11,446             153,525
2004                                                    -              106,615
2005                                                    -               29,045
Thereafter                                              -                   -
                                           -------------------------------------
Total minimum lease payments                      349,073             $853,080
                                                               =================
Less amount representing interest                  29,079
                                           --------------------
Present value of minimum lease payments
  (including current portion of $176,094)        $319,994
                                           ====================

Machinery, office, and computer equipment at December 31, 2000 and 1999, include approximately $676,784 and $702,360 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $324,890 and $272,215 at December 31, 2000 and 1999, respectively.

Rent expense for all operating leases was $319,802, $350,029, and $324,272 for the years ended December 31, 2000, 1999, and 1998, respectively.

11.  Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments are as follows:

                                                    2000                               1999
                                     ----------------------------------- ----------------------------------
                                        Carrying           Fair              Carrying           Fair
                                         Amount            Value              Amount            Value
                                     ----------------------------------- ----------------------------------

Cash and cash equivalents              $ 1,199,000      $ 1,199,000       $ 1,532,000     $ 1,532,000

Long-term debt, including
    current maturities                   5,234,000        5,239,000         5,459,000       5,403,000

Capital lease obligations,
    including current maturities           320,000          318,000           460,000         455,000


The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

12. License Agreement

The Company has a license agreement with the individual who developed many of the Company's products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5% of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The agreement terminates the later of December 2001 or upon the death of the licensor. The amount of expense under this agreement was $264,000 for each of the years ended December 31, 2000, 1999, and 1998.

13. Income Taxes

The components of income (loss) before income taxes are as follows:

                                                                  Year ended December 31
                                                       2000                1999               1998
                                                ------------------------------------------------------------

Domestic                                           $    303,804         $(1,443,941)        $2,637,355
Foreign                                              (1,453,232)           (726,240)          (139,426)
                                                ------------------------------------------------------------
                                                    $(1,149,428)        $(2,170,181)        $2,497,929
                                                ============================================================

The components of the provision (benefit) for income taxes are as follows:

                                                                  Year ended December 31
                                                       2000                1999               1998
                                                ------------------------------------------------------------
Current:
   Federal                                             $(310,000)          $(642,000)          $801,000
   Foreign                                                24,000             (15,000)            69,000
   State                                                 (23,000)            (51,000)            59,000
                                                ------------------------------------------------------------
Total current                                           (309,000)           (708,000)           929,000

Deferred:
   Federal                                                50,000             (75,000)             3,000
   Foreign                                                 8,000              13,000              9,000
                                                ------------------------------------------------------------
Total deferred                                            58,000             (62,000)            12,000
                                                ------------------------------------------------------------
                                                       $(251,000)          $(770,000)          $941,000
                                                ============================================================

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:


                                                                     Year ended December 31
                                                          2000                1999               1998
                                                   ------------------------------------------------------------

Income taxes at statutory rate                            $(391,000)          $(738,000)          $849,000
Differences between U.S. and foreign tax rates on
   foreign income                                                 -              (6,000)             5,000
State income taxes, net of federal benefit                  (15,000)            (34,000)            39,000
Tax losses in excess of book losses                        (223,000)                  -                  -
Goodwill impairment charge                                  156,000                   -                  -
Effect of foreign losses without an income tax
   benefit                                                  101,000                   -                  -
Executive life insurance expense                             53,000                   -                  -
Nondeductible foreign development expenses                   31,000                   -                  -
Meals and entertainment                                      22,000                   -                  -
Tax benefit realized from employee exercise of
   stock options                                            (17,000)                  -                  -
Other                                                        32,000               8,000             48,000
                                                   ------------------------------------------------------------
                                                          $(251,000)          $(770,000)          $941,000
                                                   ============================================================

The components of the deferred tax asset and the related tax effects of each temporary difference at December 31, 2000 and 1999, are as follows:

                                                                            2000                1999
                                                                     ---------------------------------------
Deferred tax asset:
   Product refund reserve                                               $    18,000           $  18,000
   Tax over book depreciation                                              (178,000)            (95,000)
   Deferred compensation                                                    135,000             102,000
   Inventory obsolescence reserve                                            73,000              81,000
   Vacation accrual                                                          11,000                   -
   Charitable contributions                                                  12,000                   -
   Bad debt reserve                                                           2,000              20,000
   Miscellaneous accrued expenses                                            10,174              15,236
                                                                     ---------------------------------------
                                                                        $    83,174            $141,236
                                                                     =======================================

Federal income taxes have not been provided on the undistributed earnings of the Company's Australian and New Zealand subsidiaries since the Company has foreign tax credits available to offset any related federal income taxes.

14. Employee Benefit Plans

The Company established a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 8.5% of their gross income to the plan, and the Company matches 75% of the employee's contribution. Company contributions under the 401(k) plan totaled $179,000, $174,000, and $126,000 in 2000, 1999, and 1998, respectively.

15. Incentive Compensation Plans

Effective January 1, 1994, the Company adopted an annual incentive compensation plan and a long-term incentive plan. These plans cover three officers/directors and are effective until termination of their employment. Participants in the plans are entitled to receive additional compensation based on the attainment of defined annual and long-term performance measures. Incentive compensation under each of the plans cannot exceed the participant's base salary rate. The base salary rates and the performance measures specified by both plans are established annually by the Board of Directors.

The Company paid $76,824, $0, and $0 in 2000, 1999, and 1998, respectively, under its incentive compensation plans.

During 1998, the Company established a supplemental executive retirement plan which allows certain employees to defer a portion of their annual salary/bonus into a grantor trust. The participants have a choice of certain investment vehicles, and earnings/losses on the trust assets accrue, to the benefit/detriment of the participants. The Company may also match the participant's deferral amount. In 2000 and 1999, the Company did not provide a match. In 1998, the Company agreed to a 56% match which approximated $65,000.

16. Employment Agreements

In November 1992, the Company entered into a services agreement with a former officer for a term retroactively commencing in July 1992 and expiring in December 1999. The Company paid $0 in 2000 and approximately $50,000 in the years ended December 31, 1999 and 1998.

Effective January 1, 1994, the Company entered into employment agreements with three officers/directors and, in June 1997, entered into new employment agreements with two of these officers/directors. The employment agreements provide for base salary rates established annually by the Board of Directors. The Company paid base salaries of $1,082,000, $1,166,000, and $1,272,000 in 2000, 1999, and 1998, respectively, under the terms of the agreements.

17. Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 2000, 1999, and 1998, the Company incurred fees to the officer/director and his firm of approximately $269,000, $220,000, and $396,000, respectively.

In the stockholders' equity section of the balance sheet, notes receivable - officers and directors include amounts due from officers/directors of $26,650 and $38,217 at December 31, 2000 and 1999, respectively.

Note receivable from officer represents amounts due from an officer/director. In 1998, the individual received advances against his anticipated incentive compensation totaling $89,250. A repayment of $30,000 was made in January 2000. In December 1999, the individual received a loan of $75,000 from the Company. This loan was repaid, including interest, in March 2000.

18. Consulting Agreements

In conjunction with an acquisition, the Company entered into a consulting agreement with a partnership consisting of three former stockholders. Under the agreement, which commenced in March 1992 and expires in February 2002, the Company pays annual consulting fees to the partnership equal to 2% of the gross sales amount of all products sold by the Company in Australia and New Zealand determined by the suggested retail price up to approximately $A10,000,000 in 1992 and $A12,000,000 in all subsequent years during the term and 3% of retail sales that exceed those figures. Total expense under this agreement approximated $51,000, $65,000, and $78,000 in 2000, 1999, and 1998, respectively.

19. Legal Proceedings

In May 1998, the former sales/general manager of the Company's Canadian subsidiary filed a lawsuit claiming unlawful termination and breach of contract. The individual had been terminated by the Company in April 1998. In September 2000, this lawsuit was dismissed in favor of the Company.

20. Segment Information

Description of Products and Services by Segment

The Company has two reportable segments: a network marketing segment and a manufacturing and packaging segment. The Company's network marketing segment consists of eight operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. The manufacturing and packaging segment consists of the manufacturing operation of the Company that produces nearly all of the products sold by the network marketing segment along with products made for unrelated customers based on the customers' specifications.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense, other nonoperating income and expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

Segment data for the fiscal years ended December 31, 2000, 1999, and 1998 follows:

                                                              2000                   1999                  1998
                                                     --------------------------------------------------------------------
Net sales
  Net sales to external customers:
     Network marketing                                      $44,535,717            $41,985,765           $47,068,163
     Manufacturing and packaging                             16,744,068             27,292,402             6,331,766
                                                     --------------------------------------------------------------------
  Total net sales to external customers                      61,279,785             69,278,167            53,399,929

  Intersegment net sales:
     Manufacturing and packaging                              6,501,576              6,145,234             7,387,501
                                                     --------------------------------------------------------------------
  Total net sales                                            67,781,361             75,423,401            60,787,430

  Reconciling items:
     Intersegment net sales                                  (6,501,576)            (6,145,234)           (7,387,501)
                                                     --------------------------------------------------------------------
  Total consolidated net sales                              $61,279,785            $69,278,167           $53,399,929
                                                     ====================================================================

Depreciation and amortization
     Network marketing                                      $   302,624            $   528,140              $492,920
     Manufacturing and packaging                                830,177                592,885               313,226
                                                     --------------------------------------------------------------------
Total consolidated depreciation
     and amortization expense                                $1,132,801             $1,121,025              $806,146
                                                     ====================================================================

Segment profit (loss)
     Network marketing                                       $1,099,872             $1,634,492            $5,045,857
     Manufacturing and packaging                                 24,556             (1,897,913)             (616,995)
                                                     --------------------------------------------------------------------
  Total segment profit (loss)                                 1,124,428               (263,421)            4,428,862

Reconciling items:
     Corporate expenses                                      (1,750,309)            (1,471,371)           (1,555,690)
     Nonoperating-net                                           115,625                149,866               134,249
     Interest expense                                          (639,172)              (585,255)             (509,492)
                                                     --------------------------------------------------------------------
Total consolidated income (loss) before
     income taxes                                           $(1,149,428)           $(2,170,181)           $2,497,929
                                                     ====================================================================


                                                              2000                   1999                  1998
                                                     --------------------------------------------------------------------
Segment assets
     Network marketing                                      $13,418,288            $13,973,132           $13,271,828
     Manufacturing and packaging                              5,778,145              5,266,986             4,164,340
                                                     --------------------------------------------------------------------
  Total segment assets                                       19,196,433             19,240,118            17,436,168

Reconciling items:
     Corporate assets                                         1,198,682              1,531,700             2,816,804
                                                     --------------------------------------------------------------------
  Total consolidated assets                                 $20,395,115            $20,771,818           $20,252,972
                                                     ====================================================================

Capital expenditures
     Network marketing                                         $300,017            $   339,594           $   433,128
     Manufacturing and packaging                                140,207                742,152             1,323,314
                                                     --------------------------------------------------------------------
  Total capital expenditures                                   $440,224             $1,081,746            $1,756,442
                                                     ====================================================================

Geographic area data
                                                              2000                   1999                  1998
                                                     --------------------------------------------------------------------
Net sales to external customers
     United States                                          $55,996,610            $64,694,363           $48,862,590
     Australia                                                1,718,929              2,128,156             2,307,044
     New Zealand                                                292,895                416,178               589,752
     Canada                                                     913,051                992,509             1,213,609
     Mexico                                                   1,768,570                691,160               317,457
     United Kingdom                                             388,488                355,801               109,477
     Colombia                                                    82,638                    -                     -
     Philippines                                                118,604                    -                     -
                                                     --------------------------------------------------------------------
Total net sales to external customers                       $61,279,785            $69,278,167           $53,399,929
                                                     ====================================================================

Assets by area
     United States                                          $17,689,638            $17,887,685           $16,730,842
     Australia                                                  871,155              1,051,248             1,878,575
     New Zealand                                                341,905                643,405               646,584
     Canada                                                     307,071                439,018               677,550
     Mexico                                                     653,251                586,088               257,431
     United Kingdom                                             100,247                 93,565                61,990
     Colombia                                                   144,382                 70,809                   -
     Philippines                                                287,466                    -                     -
                                                     --------------------------------------------------------------------
Total consolidated assets                                   $20,395,115            $20,771,818           $20,252,972
                                                     ====================================================================



Major Customer

Revenues from sales to one customer of the Company's manufacturing and packaging
segment   represented   approximately   $16.7   million  and  $21.3  million  of
consolidated net sales for 2000 and 1999, respectively.

21. Quarterly Financial Data (Unaudited)

                                          First              Second               Third              Fourth
                                    --------------------------------------------------------------------------------
                                                       (In thousands, except per share amounts)

                2000
Net sales                              $      15,448      $      15,557       $      17,353       $      12,922
Cost of products sold                  $       6,616      $       6,276       $       6,578       $       5,553
Net income (loss)                      $          86      $          63       $         234       $      (1,281)
Earnings (loss) per share:
   Basic                               $         .01      $         .01       $         .02       $        (.13)
   Diluted                             $         .01      $         .01       $         .02       $        (.13)

                1999
Net sales                              $      18,057      $      19,282       $      17,248       $      14,691
Cost of products sold                  $       8,437      $      11,232       $       9,263       $       6,930
Net income (loss)                      $          67      $        (367)      $        (350)      $        (750)
Earnings (loss) per share:
   Basic                               $         .01      $        (.04)      $        (.04)      $        (.08)
   Diluted                             $         .01      $        (.04)      $        (.04)      $        (.08)

                   Reliv' International, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the years ended December 31, 2000, 1999 and 1998




            Column A                  Column B       Column C      Column D       Column E     Column F
----------------------------------------------------------------------------------------------------------
                                                           Additions
                                                   -------------------------
                                      Balance at    Charged to   Charged to                    Balance at
                                      beginning     costs and       other        Deductions        end
        Classification                 of year      expenses      accounts        describe      of year
----------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
----------------------------
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $ 430,000       $   5,000   $      --      $ 430,000(1)    $   5,000
     Reserve for obsolete
       inventory                       236,000              --     182,500        236,000(2)      182,500
  Supporting liability
       accounts:
     Reserve for refunds                50,000         172,000          --        172,000(3)       50,000
                                     ---------------------------------------------------------------------

Year ended December 31, 1999
----------------------------

  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $   5,000       $ 432,000    $     --     $    7,000(1)   $  430,000
     Reserve for obsolete
       inventory                       176,000         151,000          --         91,000(2)      236,000
  Supporting liability
       accounts:
     Reserve for refunds                50,000         270,000          --        270,000(3)       50,000
                                     ---------------------------------------------------------------------

Year ended December 31, 1998
----------------------------
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $   7,600       $   9,887     $    --      $  12,487(1)    $   5,000
     Reserve for obsolete
       inventory                       109,000         180,000          --        113,000(2)      176,000
  Supporting liability
       accounts:
     Reserve for refunds                50,000         377,000          --        377,000(3)       50,000
                                     ---------------------------------------------------------------------


(1)   Uncollectable accounts written off, net of recoveries.
(2)   Disposal of obsolete inventory.
(3)   Amounts refunded, net of salable amounts returned.