Form 10-Q
period 2001-03-31
RELIV INTERNATIONAL INC
filed 2001-05-15
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                           Commission File No. 1-11768


                           RELIV' INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                              37-1172197
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


       136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63005
               (Address of principal executive offices) (Zip Code)

                                 (636) 537-9715
              (Registrant's telephone number, including area code)

     Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK 9,654,505 outstanding Shares as of March 31, 2001

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

     1. Interim Balance Sheet as of March 31, 2001 and Balance Sheet as of December 31, 2000.

     2. Interim Statements of Operations for the three month periods ending March 31, 2001 and March 31, 2000.

     3. Interim Statements of Cash Flows for the three month periods ending March 31, 2001 and March 31, 2000.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

1. Financial Condition

     Current assets of the Company decreased during the first quarter of 2001, to $8,216,000 from $9,424,000 as of December 31, 2000. Cash and cash equivalents remained relatively level at $1,217,000 as of March 31, 2001, as compared to $1,199,000 as of December 31, 2000. Accounts and notes receivable decreased by $829,000 to $1,738,000 as of March 31, 2001, as compared to $2,567,000 as of
December 31, 2000. Inventory decreased by $362,000 to $4,168,000 as of March 31, 2001. The Company's accounts receivable and inventory decrease is primarily due to the reduction in the sales and production for the Company's manufacturing and packaging business. Finished goods inventory also declined for the network marketing operations, as improved sales in the first quarter of 2001, compared to the fourth quarter of 2000, helped reduce inventory levels.

     The Company purchased $31,000 of property, plant and equipment during the first quarter of 2001.

     Current liabilities decreased by $1,005,000 from $9,291,000 as of December 31, 2000 to $8,286,000 as of March 31, 2001. The primary component of the decrease was the reduction in balance due on the Company's line of credit. The amount drawn on the line of credit reduced from $1,918,000 as of December 31, 2000 to $728,000 as of March 31, 2001. Trade accounts payable decreased by $357,000 from $5,270,000 as of December 31, 2000 to $4,913,000 as of March 31,
2001. This decrease is related to the decrease in inventory, as discussed previously. Distributor commissions payable increased from $1,200,000 as of December 31, 2000 to

$1,717,000 as of March 31, 2001. This is the result of higher network marketing sales in March 2001, as compared to December 2000.

     Long-term debt and capital lease obligations decreased by $100,000 from $5,046,000 as of December 31, 2000 to $4,946,000 as of March 31, 2001. The
Company incurred no additional long-term debt during the first quarter of 2001.

     Stockholders' equity decreased from $5,646,000 as of December 31, 2000 to $5,375,000 as of March 31, 2001, as the result of the net loss of the first quarter of 2001, coupled with the declining value of the currencies of most of the Company's key foreign subsidiaries. Equity declined by $127,000 as the result of the foreign currency translation adjustment at March 31, 2001 as compared to December 31, 2000. The Australian, New Zealand and Canadian dollars all weakened against the US dollar over the course of the first quarter of 2001.

     The Company's working capital balance has declined since December 31, 2000 to a working capital deficit of $70,000 as of March 31, 2001. The current ratio has also declined to 0.99 as of March 31, 2001. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory. The maximum borrowing limit is $3,000,000. At March 31, 2001, the Company had utilized $728,000 of the line of credit, with an available balance of $887,000. Additionally, in March 2001, the Company obtained a modification agreement related to the term loan that financed the construction of the 1998 building expansion. The modification agreement effectively extended the maturity of the loan to March 2004, from March 2001. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2001.

2. Results of Operations

     The Company had a net loss of $146,000, or $.02 per share basic and diluted, for the quarter ended March 31, 2001, compared to net income of $86,000 on a restated basis, or $.01 per share basic and diluted, for the same period in 2000. Overall net sales declined due to the continued decrease in the manufacturing and packaging business, but this was partially offset by an increase in network marketing net sales and improved gross margins. However, earnings were negatively impacted by an increase in selling, general and administrative expenses primarily caused by higher sales and marketing expenses.

     During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of Staff Accounting Bulletin No. 101 on October 1, 2000, the EITF requires shipping and handling costs to be included in cost of sales. The effect of adopting EITF 00-10 increased net sales and cost of products sold from previously reported amounts by $360,000 for the first quarter of 2000. Percentages shown below in the discussion on specific line items of the statement of operations have been recalculated for prior years based on the reclassification.

     Net sales decreased to $14,062,000 in the first quarter of 2001 as compared to $15,448,000 in the prior year. The decrease was primarily due to the decrease in sales by the Company's manufacturing and packaging services segment. Sales in this portion of the business decreased to $1,894,000 in the first quarter of 2001, as compared to $4,517,000 in the prior year. Net sales in the network marketing segment increased to $12,168,000 in the first quarter of 2001, as compared to $10,931,000 in the first quarter of 2000. Network marketing sales in the United States improved by 7.7% to $10,437,000 in the first quarter of 2001, as compared to $9,692,000 in the first quarter of 2000. Additionally, sales in the Company's international subsidiaries increased overall. Led by the successful launch of the Company's newest market, the Philippines, international sales increased by 40% in the first quarter of 2001. International sales increased from $1,238,000 in the first quarter of 2000 to $1,731,000 in the first quarter of 2001. Net sales in the Philippines of $489,000 accounted for nearly all of the increase. A sales increase of 31% in Mexico was offset by declines in Australia, New Zealand, and the United Kingdom. Canadian operations showed a 4% increase in net sales.

     The Company also provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales decreased to $1,894,000 in the first quarter of 2001 from $4,517,000 in the prior year. This decrease continues the trend of the Company's decision to place less emphasis on this business. The Company's sales to third party customers primarily consist of the Company purchasing raw materials, using customer-provided packaging materials and selling a finished product to the customer. For the first quarter of 2001, cost of goods sold for these sales were 98% of net sales. Even under optimal operating efficiencies, the gross margin for unrelated customers is substantially less than margins obtained in the sales of the network marketing products. But, the Company has eliminated its unprofitable business in this segment and has taken steps to improve margins with its remaining customer.

     Cost of products sold for the network marketing segment as a percentage of net sales improved from 19.7% in the first quarter of 2000 to 18.8% in the first quarter of 2001. Part of this improvement is due to a change in the distributor compensation plan, effective September 1, 2000. This reduced the maximum discount allowed to distributors from 45% to 40%.

     Distributor royalties and commissions as a percentage of network marketing sales increased from 35% in the first quarter of 2000 to 38% in the first quarter of 2001. As part of the change in the distributor compensation plan discussed above, total royalties paid to Master Affiliates increased from 18% to 23% of retail sales. These expenses are governed by the distributor agreements and are directly related to the level of sales.

     Selling, general and administrative (SGA) expenses increased by $568,000 in the first quarter of 2001 as compared to the first quarter of 2000. Approximately $190,000 of the increase represents the SGA expenses of the new subsidiary in the Philippines, which did not exist in the first quarter of 2000. Higher conference, promotional trip, and other sales and marketing expenses in the United States and Mexico account for a majority of the increase.

     Interest expense decreased from $168,000 in the first quarter of 2000 to $157,000 in the first quarter of 2001. This decrease is due to less reliance on the line of credit, along with declining interest rates.

     The Company did not recognize an income tax benefit for the loss before income taxes in the first quarter of 2001. The Company has exhausted all carryback potential on its net operating losses and, as a result, the benefit has been offset by a valuation allowance, until such time the Company has taxable income.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

     The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

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

Dated: May 15, 2001                  RELIV' INTERNATIONAL, INC.


                                     By: /s/ Robert L. Montgomery
                                        -----------------------------------
                                        Robert L. Montgomery, President,
                                        Chief Executive Officer and
                                        Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                          March 31                December 31
                                                                            2001                      2000
                                                                    ---------------------     ---------------------
                                                                        (unaudited)               (see notes)
Assets

Current assets:
  Cash and cash equivalents                                            $  1,217,270              $  1,198,682
  Accounts and notes receivable, less allowances of
    $4,000 in 2001 and $5,000 in 2000                                     1,737,733                 2,566,982
  Note receivable from officer                                               59,250                    59,250
  Inventories
     Finished goods                                                       1,886,145                 2,584,895
     Raw materials                                                        1,874,966                 1,459,960
     Sales aids and promotional materials                                   406,682                   484,936
                                                                       ------------              ------------
            Total inventories                                             4,167,793                 4,529,791

  Refundable income taxes                                                   465,726                   663,735
  Prepaid expenses and other current assets                                 484,915                   322,131
  Deferred income taxes                                                      83,584                    83,174
                                                                       ------------              ------------

Total current assets                                                      8,216,271                 9,423,745

Other assets                                                                827,627                   849,691

Property, plant and equipment:
     Land                                                                   829,222                   829,222
     Building                                                             8,402,143                 8,399,277
     Machinery & equipment                                                3,997,832                 3,984,971
     Office equipment                                                       486,926                   494,266
     Computer equipment & software                                        1,961,434                 1,961,969
                                                                       ------------              ------------
                                                                         15,677,557                15,669,705
Less: Accumulated depreciation                                           (5,720,760)               (5,548,026)
                                                                       ------------              ------------
     Net property, plant and equipment                                    9,956,797                10,121,679
                                                                       ------------              ------------

Total assets                                                           $ 19,000,695              $ 20,395,115
                                                                       ============              ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                              March 31            December 31
                                                                                2001                 2000
                                                                          ---------------         -------------
                                                                            (unaudited)           (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
       Trade accounts payable                                              $  4,913,361         $  5,269,709
       Distributors commissions payable                                       1,717,082            1,199,522
       Sales taxes payable                                                      253,105              171,639
       Interest expense payable                                                  71,177               65,478
       Payroll and payroll taxes payable                                        147,420              148,573
       Other accrued expenses                                                    12,278                9,494
                                                                           ------------         ------------
Total accounts payable and accrued expenses                                   7,114,423            6,864,415

    Borrowings under line of credit                                             727,525            1,918,080
    Current maturities of long-term debt                                        280,479              332,466
    Current maturities of capital lease obligations                             164,022              176,094
                                                                           ------------         ------------

  Total current liabilities                                                   8,286,449            9,291,055

Capital lease obligations, less current maturities                              101,599              143,900
Long-term debt, less current maturities                                       4,843,988            4,901,788
Other non-current liabilities                                                   393,587              412,610

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; none issued and outstanding                                    --                   --
  Common stock, par value $.001 per share; 20,000,000
   authorized; 9,654,505 shares issued and outstanding
   as of 3/31/2001 and 12/31/2000                                                 9,655                9,655
  Additional paid-in capital                                                  9,075,146            9,074,756
  Notes receivable-officers and directors                                       (24,851)             (26,650)
  Accumulated deficit                                                        (2,933,906)          (2,787,725)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                                      (750,972)            (624,274)
                                                                           ------------         ------------

Total stockholders' equity                                                    5,375,072            5,645,762
                                                                           ------------         ------------


Total liabilities and stockholders' equity                                 $ 19,000,695         $ 20,395,115
                                                                           ============         ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                                                  Three months ended March 31
                                                                                2001                     2000
                                                                          -----------------         --------------
                                                                            (unaudited)               (unaudited)
Sales at suggested retail                                                   $19,469,870               $21,227,123
  Less: distributor allowances on product purchases                           5,408,301                 5,779,009
                                                                           ------------              ------------

Net sales                                                                    14,061,569                15,448,114

Costs and expenses:
  Cost of products sold                                                       4,152,821                 6,616,072
  Distributor royalties and commissions                                       4,650,632                 3,832,424
  Selling, general and administrative                                         5,254,005                 4,685,541
                                                                           ------------              ------------

Total costs and expenses                                                     14,057,458                15,134,037
                                                                           ------------              ------------

Income from operations                                                            4,111                   314,077

Other income (expense):
  Interest income                                                                10,186                    13,538
  Interest expense                                                             (157,329)                 (167,670)
  Other income/(expense)                                                         (3,149)                  (17,853)
                                                                           ------------              ------------

(Loss) income before income taxes                                              (146,181)                  142,092
Provision for income taxes                                                            0                    56,537
                                                                           ------------              ------------

Net (loss)/ income                                                            ($146,181)                  $85,555
                                                                           ============              ============

(Loss)/earnings per common share                                                 ($0.02)                    $0.01
                                                                           ============              ============

(Loss)/earnings per common share - assuming dilution                             ($0.02)                    $0.01
                                                                           ============              ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                                      Three months ended March 31
                                                                                     2001                   2000
                                                                                  -------------          ------------
Operating activities:
Net (loss) income                                                                  ($146,181)               $85,555
Adjustments to reconcile net (loss) income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                                                     192,636                264,437
    Amortization of goodwill                                                              --                 13,138
    Foreign currency translation (gain) loss                                          (7,027)                15,410
    (Increase) decrease in accounts and notes receivable                             833,569               (548,962)
    (Increase) decrease in inventories                                               315,982                767,132
    (Increase) decrease in refundable income taxes                                   197,142                     --
    (Increase) decrease in prepaid expenses
      and other current assets                                                      (165,609)               (72,814)
    (Increase) decrease in other assets                                               20,385               (162,135)
    Increase (decrease) in accounts payable and accrued expenses                     255,733               (390,480)
    Increase (decrease) in income taxes payable                                           --                 65,058
                                                                                 -----------            -----------

Net cash provided by operating activities                                          1,496,630                 36,339

Investing activities:
Purchase of property, plant and equipment                                            (31,251)               (55,212)
Repayment of loans by officers and directors                                           1,799                 31,694
                                                                                 -----------            -----------

Net cash used in investing activities                                                (29,452)               (23,518)

Financing activities:
Net repayments under line of credit                                               (1,190,555)              (106,557)
Principal payments on long-term borrowings                                          (109,787)              (112,441)
Principal payments under capital lease obligations                                   (54,372)               (42,043)
Proceeds from warrants exercised                                                         390                     --
                                                                                 -----------            -----------

Net cash used in financing activities                                             (1,354,324)              (261,041)

Effect of exchange rate changes on cash and cash equivalents                         (94,266)              (103,949)
                                                                                 -----------            -----------

Increase (decrease) in cash and cash equivalents                                      18,588               (352,169)

Cash and cash equivalents at beginning of period                                   1,198,682              1,531,700
                                                                                 -----------            -----------

Cash and cash equivalents at end of period                                        $1,217,270             $1,179,531
                                                                                 ===========            ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2001

Note 1-- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

Note 2-- Shipping and Handling Costs

     During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of Staff Accounting Bulletin No. 101 on October 1, 2000, the EITF requires shipping and handling costs to be included in cost of sales. The effect of adopting EITF 00-10 increased net sales and cost of products sold from previously reported amounts by $360,000 in the first quarter of 2000.

Note 3-- Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three months ended March 31
                                                               2001            2000
                                                          ------------------------------
     Numerator:
     Numerator for basic and diluted
     earnings per share--net (loss) income                    ($146,181)         $85,555
     Denominator:
     Denominator per basic earnings per
     share--weighted average shares                           9,655,000        9,551,000
     Effect of dilutive securities:
     Employee stock options and other warrants                       --          385,000
                                                          ------------------------------

     Denominator for diluted earnings per
     share--adjusted weighted average shares                  9,655,000        9,936,000
                                                          ==============================

     Basic (loss) earnings per share                             ($0.02)           $0.01
                                                          ==============================
     Diluted (loss) earnings per share                           ($0.02)           $0.01
                                                          ==============================

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 4-- Comprehensive Income

     Total comprehensive loss was $272,879 for the three months ended March 31, 2001 and $19,760 for the three months ended March 31, 2000. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 5-- Segment Information

                                                   Three months ended                              Three months ended
                                                      March 31, 2001                                 March 31, 2000
                                                      --------------                                 --------------
                                                Network        Manufacturing        Network          Manufacturing
                                               marketing       and packaging        marketing         and packaging
                                             ---------------------------------    ----------------------------------
     Net sales to external customers         12,167,597         1,893,972          10,930,717         4,517,397
     Intersegment net sales                          --         1,690,753                  --         1,549,927
     Segment profit/(loss)                      686,486          (274,538)            832,095          (145,709)
     Segment assets                          12,694,948         5,088,477          13,968,328         5,009,409


     A reconciliation of combined operating profit for the reportable segments to consolidated (loss) income before income taxes is as follows:

                                                  Three months ended March 31
                                                      2001             2000
                                                  --------------------------

     Total profit for reportable segments            411,948         686,386
     Corporate expenses                             (407,837)       (372,309)
     Non operating - net                               7,037          (4,315)
     Interest expense                               (157,329)       (167,670)

                                                  --------------------------
     (Loss) income before income taxes              (146,181)        142,092
                                                  ==========================