Form 10-Q
period 2001-06-30
RELIV INTERNATIONAL INC
filed 2001-08-14
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


          COMMON STOCK 9,654,505 outstanding Shares as of June 30, 2001

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

     1. Interim Balance Sheet as of June 30, 2001 and Balance Sheet as of December 31, 2000.

     2. Interim Statements of Operations for the three and six month periods ending June 30, 2001 and June 30, 2000.

     3. Interim Statements of Cash Flows for the six month periods ending June 30, 2001 and June 30, 2000.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

1.   Financial Condition

     Current assets of the Company decreased during the first six months of 2001, to $8,095,000 from $9,424,000 as of December 31, 2000. Cash and cash equivalents increased to $1,512,000 as of June 30, 2001, as compared to $1,199,000 as of December 31, 2000. Accounts and notes receivable decreased by $1,187,000 to $1,380,000 as of June 30, 2001, as compared to $2,567,000 as of
December 31, 2000. Inventory decreased by $677,000 to $3,853,000 as of June 30, 2001. The Company's accounts receivable and inventory decrease is primarily due to the reduction in the sales and production for the Company's manufacturing and packaging business. Prepaid expenses and other current assets increased as the result of advance payments made on a new product line to be introduced in August 2001.

     The Company purchased $106,000 of property, plant and equipment during the first six months of 2001.

     Current liabilities decreased by $1,275,000 from $9,291,000 as of December 31, 2000 to $8,016,000 as of June 30, 2001. The primary component of the decrease is the reduction in trade accounts payable. Trade accounts payable decreased by $1,185,000 from $5,270,000 as of December 31, 2000 to $4,085,000 as of June 30, 2001. This decrease is related to the decrease in inventory and reduction in the manufacturing for third-party customers, as discussed previously. Another significant component of the decrease was the reduction in balance due on the Company's line of credit. The amount drawn on the line of credit reduced from $1,918,000 as of December 31, 2000 to $1,376,000 as of June 30, 2001. Distributor commissions payable increased from $1,200,000 as of December 31, 2000 to $1,574,000 as of June 30, 2001. This is
the result of higher worldwide network marketing sales in June 2001, as compared to December 2000.

     Long-term debt and capital lease obligations decreased by $181,000 from $5,046,000 as of December 31, 2000 to $4,865,000 as of June 30, 2001. The
Company incurred $41,000 in additional long-term debt during the first six months of 2001.

     Stockholders' equity decreased from $5,646,000 as of December 31, 2000 to $5,467,000 as of June 30, 2001, as the result of the net loss of the first six months of 2001, coupled with the declining value of the currencies of most of the Company's key foreign subsidiaries. Equity declined by $50,000 as the result of the foreign currency translation adjustment at June 30, 2001 as compared to December 31, 2000. The Australian, New Zealand and Canadian dollars all weakened against the US dollar over the course of the first six months of 2001.

     The Company's working capital balance has declined slightly from $133,000 as of December 31, 2000 to $79,000 as of June 30, 2001. The current ratio has remained constant at 1.01 as of June 30, 2001. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory, which was renewed in May 2001. The maximum borrowing limit is $2,000,000. At June 30, 2001, the Company had utilized $1,376,000 of the line of credit. Additionally, in March 2001, the Company obtained a modification agreement related to the term loan that financed the construction of the 1998 building expansion. The modification agreement effectively extended the maturity of the loan to March 2004, from March 2001. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2001.

2.   Results of Operations

     The Company had a net income of $13,000, or $.00 per share basic and diluted, for the quarter ended June 30, 2001, compared to net income of $63,000, on a restated basis, or $.01 per share basic and diluted, for the same period in 2000. Net sales declined due to the continued decrease in the manufacturing and packaging business, and gross margin contribution declined in comparison to the second quarter of 2000. Net margin from network marketing sales, defined as net sales less cost of goods sold and distributor royalties and commissions declined slightly, as network marketing sales in the United States were essentially flat. Selling, general and administrative expenses decreased slightly as the result of efforts to bring administrative costs more in line with current sales levels. For the six months ended June 30, 2001, the Company had a net loss of $133,000, as compared to net income of $148,000, on a restated basis, in the first six months of 2000.

     During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of Staff Accounting Bulletin No. 101 on October 1, 2000, the EITF requires shipping and handling costs to be included in cost of sales. The effect of adopting EITF 00-10 increased net sales and cost of products sold from previously reported amounts by $370,000 and $730,000 for the three and six months ended June 30, 2000, respectively. Percentages shown below in the discussion on specific line items of the statement of operations have been recalculated for prior years based on the reclassification.

     Net sales decreased to $13,425,000 in the second quarter of 2001 as compared to $15,557,000 in the prior year. The decrease was primarily due to the decrease in sales by the Company's manufacturing and packaging services segment. Sales in this portion of the business decreased to $1,578,000 in the second quarter of 2001, as compared to $4,373,000 in the prior year. Net sales in the network marketing segment increased to $11,847,000 in the second quarter of 2001, as compared to $11,184,000 in the second quarter of 2000. Network marketing sales in the United States improved by 2% to $9,834,000 in the second quarter of 2001, as compared to $9,618,000 in the second quarter of 2000. Additionally, sales in the Company's international subsidiaries increased overall. Led by the sales growth of the Company's newest market, the Philippines, international sales increased by 28% in the second quarter of 2001 as compared to the second quarter of 2000. International sales increased from $1,566,000 in the second quarter of 2000 to $2,012,000 in the second quarter of 2001. Net sales in the Philippines of $685,000 accounted for nearly all of the increase. A sales increase of 18% in Mexico was offset by a decline of 49% in the Australia/New Zealand market. Sales in the second quarter of 2000 in Australia were very strong due to purchasing in advance of a new GST tax that went into effect on July 1, 2000. In response to the decline in sales in this market, the Company terminated its sales manager in the region in July 2001 and is in the process of searching for a replacement. Canadian and UK operations showed a 10% and 11% increase in net sales, respectively.

     The Company also provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales decreased to $1,578,000 in the second quarter of 2001 from $4,373,000 in the prior year. Through the first six months of the year, net sales in this segment had declined from $8,891,000 in 2000 to $3,472,000 in 2001. This decrease continues the trend of the Company's decision to place less emphasis on this business. The Company's sales to third party customers primarily consist of the Company purchasing raw materials, using customer-specified packaging materials and selling a finished product to the customer. For the second quarter of 2001, cost of goods sold for these sales were 91% of net sales. Even under optimal operating efficiencies, the gross margin for unrelated customers is substantially less than margins obtained in the sales of the network marketing products. As a result of the declining sales and uncertain plans of the Company's remaining third-party customer, the Company has decided to terminate that relationship as well. The Company expects to conclude production for this customer during the third quarter. As production has declined over the course of 2001, the Company has taken steps to reduce payroll through layoffs and attrition. During the course of 2001, the Company has reduced plant employment by approximately 40 people.

     Cost of products sold for the network marketing segment as a percentage of net sales improved from 19.7% in the second quarter of 2000 to 19.0% in the second quarter of 2001. Part of this improvement is due to a change in the distributor compensation plan, effective September 1, 2000. This reduced the maximum discount allowed to distributors from 45% to 40%.

     Distributor royalties and commissions as a percentage of network marketing sales increased from 35% in the second quarter of 2000 to 38% in the second quarter of 2001. As part of the change in the distributor compensation plan discussed above, total royalties paid to Master Affiliates increased from 18% to 23% of retail sales. These expenses are governed by the distributor agreements and are directly related to the level of sales.

     Selling, general and administrative (SGA) expenses decreased by $79,000 in the second quarter of 2001 as compared to the second quarter of 2000. The Company has taken various steps to reduce administrative costs and will continue these cost reductions in future quarters.

     Interest expense decreased from $158,000 in the second quarter of 2000 to $130,000 in the second quarter of 2001. This decrease is due to less reliance on the line of credit, along with declining interest rates.

     The Company did not recognize an income tax benefit for the loss before income taxes in the first six months of 2001. The Company has exhausted all carryback potential on its net operating losses and, as a result, the benefit has been offset by a valuation allowance, until such time the Company has taxable income.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

     The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan, "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

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


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 2001, five former distributors of the Company filed lawsuits claiming wrongful termination, breach of the Distributor Agreement and interference with business expectancy. The individuals had been terminated by the Company in October 2000 for violating certain provisions of the Distributor Agreement. The Company believes the claims are without merit and intends to vigorously defend itself. The Company has engaged outside counsel to defend these claims. Due to the preliminary nature of these actions, the outcome of these matters is uncertain, and a range of loss cannot reasonably be estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

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

     Dated: August 13, 2001            RELIV' INTERNATIONAL, INC.


                                       By: /s/ Robert L. Montgomery
                                          --------------------------------------
                                             Robert L. Montgomery, President,
                                             Chief Executive Officer and
                                             Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                        June 30        December 31
                                                          2001            2000
                                                      ------------    ------------
                                                       (unaudited)     (see notes)
Assets

Current assets:
  Cash and cash equivalents                             $1,512,070      $1,198,682
  Accounts and notes receivable, less allowances of
    $1,100 in 2001 and $5,000 in 2000                    1,380,090       2,566,982
  Note receivable from officer                              59,250          59,250
  Inventories
          Finished goods                                 1,655,634       2,584,895
          Raw materials                                  1,702,620       1,459,960
          Sales aids and promotional materials             494,810         484,936
                                                      ------------    ------------
                     Total inventories                   3,853,064       4,529,791

  Refundable income taxes                                  465,760         663,735
  Prepaid expenses and other current assets                740,602         322,131
  Deferred income taxes                                     84,058          83,174
                                                      ------------    ------------

Total current assets                                     8,094,894       9,423,745

Other assets                                               818,581         849,691

Property, plant and equipment:
            Land                                           829,222         829,222
            Building                                     8,401,891       8,399,277
            Machinery & equipment                        4,000,000       3,984,971
            Office equipment                               546,024         494,266
            Computer equipment & software                1,980,045       1,961,969
                                                      ------------    ------------
                                                        15,757,182      15,669,705
Less: Accumulated depreciation                          (5,908,368)     (5,548,026)
                                                      ------------    ------------
          Net property, plant and equipment              9,848,814      10,121,679
                                                      ------------    ------------

Total assets                                           $18,762,289     $20,395,115
                                                      ============    ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                            June 30        December 31
                                                              2001            2000
                                                          ------------    ------------
                                                           (unaudited)     (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable                          $4,085,060      $5,269,709
            Distributors commissions payable                 1,574,123       1,199,522
            Sales taxes payable                                282,287         171,639
            Interest expense payable                            63,716          65,478
            Payroll and payroll taxes payable                  165,034         148,573
            Other accrued expenses                              11,914           9,494
                                                          ------------    ------------
  Total accounts payable and accrued expenses                6,182,134       6,864,415

    Borrowings under line of credit                          1,375,928       1,918,080
    Current maturities of long-term debt                       290,491         332,466
    Current maturities of capital lease obligations            167,626         176,094
                                                          ------------    ------------

  Total current liabilities                                  8,016,179       9,291,055

Capital lease obligations, less current maturities              58,095         143,900
Long-term debt, less current maturities                      4,807,224       4,901,788
Other non-current liabilities                                  413,501         412,610

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; none issued and outstanding                   --              --
  Common stock, par value $.001 per share; 20,000,000
   authorized; 9,654,505 shares issued and outstanding
   as of 6/30/2001 and 12/31/2000                                9,655           9,655
  Additional paid-in capital                                 9,075,146       9,074,756
  Notes receivable-officers and directors                      (23,025)        (26,650)
  Accumulated deficit                                       (2,920,513)     (2,787,725)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                     (673,973)       (624,274)
                                                          ------------    ------------

Total stockholders' equity                                   5,467,290       5,645,762
                                                          ------------    ------------


Total liabilities and stockholders' equity                 $18,762,289     $20,395,115
                                                          ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations


                                                                   Three months ended June 30           Six months ended June 30
                                                                     2001             2000               2001              2000
                                                                 ------------      ------------      ------------      ------------
                                                                  (unaudited)       (unaudited)       (unaudited)       (unaudited)
Sales at suggested retail                                         $18,529,110       $21,303,242       $37,998,980       $42,530,365
  Less: distributor allowances on product purchases                 5,104,176         5,745,941        10,512,477        11,524,950
                                                                 ------------      ------------      ------------      ------------

Net sales                                                          13,424,934        15,557,301        27,486,503        31,005,415

Costs and expenses:
  Cost of products sold                                             3,682,602         6,276,108         7,835,423        12,892,180
  Distributor royalties and commissions                             4,553,485         3,865,982         9,204,117         7,698,406
  Selling, general and administrative                               5,051,688         5,130,995        10,305,693         9,816,536
                                                                 ------------      ------------      ------------      ------------

Total costs and expenses                                           13,287,775        15,273,085        27,345,233        30,407,122
                                                                 ------------      ------------      ------------      ------------

Income from operations                                                137,159           284,216           141,270           598,293

Other income (expense):
  Interest income                                                       8,530            11,634            18,716            25,172
  Interest expense                                                   (130,056)         (158,250)         (287,385)         (325,920)
  Other income/(expense)                                               (2,240)          (33,022)           (5,389)          (50,875)
                                                                 ------------      ------------      ------------      ------------

Income/(loss) before income taxes                                      13,393           104,578          (132,788)          246,670
Provision for income taxes                                                  0            41,963                 0            98,500
                                                                 ------------      ------------      ------------      ------------

Net income/(loss)                                                     $13,393           $62,615         ($132,788)         $148,170
                                                                 ============      ============      ============      ============

Earnings/(loss) per common share                                        $0.00             $0.01            ($0.01)            $0.02
                                                                 ============      ============      ============      ============

Earnings/(loss) per common share - assuming dilution                    $0.00             $0.01            ($0.01)            $0.01
                                                                 ============      ============      ============      ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                        Six months ended June 30
                                                                         2001               2000
                                                                      -----------       -----------
Operating activities:
Net income (loss)                                                       ($132,788)         $148,170
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                                          373,780           535,961
    Amortization of goodwill                                                   --            26,276
    Foreign currency translation (gain) loss                               12,121            33,905
    (Increase) decrease in accounts and notes receivable                1,197,569        (1,896,612)
    (Increase) decrease in inventories                                    652,010          (218,485)
    (Increase) decrease in refundable income taxes                        196,620                --
    (Increase) decrease in prepaid expenses
      and other current assets                                           (419,572)           50,114
    (Increase) decrease in other assets                                    29,265            23,538
    Increase (decrease) in accounts payable and accrued expenses         (671,041)        2,022,460
    Increase (decrease) in income taxes payable                                --           100,402
                                                                      -----------       -----------

Net cash provided by operating activities                               1,237,964           825,729

Investing activities:
Purchase of property, plant and equipment                                (105,749)         (237,329)
Repayment of loans by officers and directors                                3,625            33,415
                                                                      -----------       -----------

Net cash used in investing activities                                    (102,124)         (203,914)

Financing activities:
Net repayments under line of credit                                      (542,152)         (460,082)
Proceeds from long-term borrowings                                         41,102           220,000
Principal payments on long-term borrowings                               (175,827)         (227,411)
Principal payments under capital lease obligations                        (94,273)          (35,778)
Proceeds from warrants exercised                                              390                --
                                                                      -----------       -----------

Net cash used in financing activities                                    (770,760)         (503,271)

Effect of exchange rate changes on cash and cash equivalents              (51,692)         (111,093)
                                                                      -----------       -----------

Increase in cash and cash equivalents                                     313,388             7,451

Cash and cash equivalents at beginning of period                        1,198,682         1,531,700
                                                                      -----------       -----------

Cash and cash equivalents at end of period                             $1,512,070        $1,539,151
                                                                      ===========       ===========


See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2001

Note 1--  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Note 2--  Shipping and Handling Costs

During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of Staff Accounting Bulletin No. 101 on October 1, 2000, the EITF requires shipping and handling costs to be included in cost of sales. The effect of adopting EITF 00-10 increased net sales and cost of products sold from previously reported amounts by $370,000 and $730,000 for the three and six months ended June 30, 2000, respectively.

Note 3-- Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three months ended June 30       Six months ended June 30
                                                                       2001          2000            2001            2000
                                                                    ------------------------       -------------------------
         Numerator:
          Numerator for basic and diluted
            earnings per share--net income/(loss)                     $13,393        $62,615       ($132,788)       $148,170
          Denominator:
            Denominator per basic earnings per
             share--weighted average shares                         9,655,000      9,552,000       9,655,000       9,552,000
           Effect of dilutive securities:
             Employee stock options and other warrants                     --        375,000              --         375,000
                                                                    ------------------------       -------------------------

            Denominator for diluted earnings per
              share--adjusted weighted average shares               9,655,000      9,927,000       9,655,000       9,927,000
                                                                    ========================       =========================

          Basic earnings/(loss) per share                               $0.00          $0.01          ($0.01)          $0.02
                                                                    ========================       =========================
          Diluted earnings/(loss) per share                             $0.00          $0.01          ($0.01)          $0.01
                                                                    ========================       =========================

Note 4-- Comprehensive Income

Total comprehensive income/(loss) was $90,392 and $(182,487) for the three months and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, comprehensive income was $29,468 and $9,708, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 5-- Segment Information

                                                               Three months ended                   Three months ended
                                                                 June 30, 2001                         June 30, 2000
                                                                 -------------                         -------------
                                                           Network       Manufacturing         Network        Manufacturing
                                                           marketing     and packaging         marketing      and packaging
                                                          ----------------------------         ---------------------------
          Net sales to external customers                 11,846,778         1,578,156         11,184,088        4,373,213
          Intersegment net sales                                  --         1,813,642                 --        1,816,027
          Segment profit/(loss)                              523,135            (6,553)           608,294          137,269


                                                                Six months ended                    Six months ended
                                                                  June 30, 2001                       June 30, 2000
                                                                  -------------                       -------------
                                                           Network       Manufacturing         Network        Manufacturing
                                                           marketing     and packaging         marketing      and packaging
                                                          ----------------------------         ---------------------------
          Net sales to external customers                24,014,375         3,472,128         22,114,805         8,890,610
          Intersegment net sales                                 --         3,504,395                 --         3,365,954
          Segment profit/(loss)                           1,209,621          (281,091)         1,408,309            (8,440)
          Segment assets                                 13,737,928         3,512,291         14,052,634         6,782,595


     A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                            Three months ended June 30          Six months ended June 30
                                                             2001              2000             2001               2000
                                                           --------------------------          --------------------------
          Total profit for reportable segments              516,582           745,563           928,530         1,399,869
          Corporate expenses                               (379,423)         (461,348)         (787,260)         (801,576)
          Non operating - net                                 6,290           (21,388)           13,327           (25,703)
          Interest expense                                 (130,056)         (158,250)         (287,385)         (325,920)
                                                           --------------------------          --------------------------
          Income before income taxes                         13,393           104,577          (132,788)          246,670
                                                           ==========================          ==========================

Note 6--  Legal Proceedings


In June 2001, five former distributors of the Company filed lawsuits claiming unlawful termination, breach of the Distributor Agreement and interference with business expectancy. The individuals had been terminated by the Company in October 2000 for violating certain provisions of the Distributor Agreement. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated; however, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.