Form 10-Q
period 2001-09-30
RELIV INTERNATIONAL INC
filed 2001-11-13
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


       COMMON STOCK 9,654,505 outstanding Shares as of September 30, 2001

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

          1. Interim Balance Sheet as of September 30, 2001 and Balance Sheet as of December 31, 2000.

          2. Interim Statements of Operations for the three and nine month periods ending September 30, 2001 and September 30, 2000.

          3. Interim Statements of Cash Flows for the nine month periods ending September 30, 2001 and September 30, 2000.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     1.   Financial Condition

     Current assets of the Company decreased during the first nine months of 2001, to $7,866,000 from $9,424,000 as of December 31, 2000. Cash and cash equivalents increased to $1,357,000 as of September 30, 2001, as compared to $1,199,000 as of December 31, 2000. Accounts and notes receivable decreased by $1,641,000 to $926,000 as of September 30, 2001, as compared to $2,567,000 as of
December 31, 2000. Inventory decreased by $200,000 to $4,330,000 as of September 30, 2001. The Company's accounts receivable and inventory decrease is primarily due to the reduction in the sales and production for the Company's manufacturing and packaging business. Prepaid expenses and other current assets increased as the result of advance payments made on a new product line that was introduced in August 2001, along with advance payments made on upcoming promotional trips.

     The Company purchased $225,000 of property, plant and equipment during the first nine months of 2001.

     Current liabilities decreased by $1,875,000 from $9,291,000 as of December 31, 2000 to $7,416,000 as of September 30, 2001. The primary component of the decrease is the reduction in trade accounts payable. Trade accounts payable decreased by $1,661,000 from $5,270,000 as of December 31, 2000 to $3,609,000 as of September 30, 2001. This decrease is related to the decrease in inventory and reduction in the manufacturing for third-party customers, as discussed previously. Another significant component of the decrease was the reduction in balance due on the Company's line of credit. The amount drawn on the line of credit reduced from $1,918,000 as of December 31, 2000 to $901,000 as of September 30, 2001. Distributor commissions payable increased from $1,200,000 as of December 31, 2000 to $1,592,000 as of September 30, 2001. This is the result of higher worldwide network marketing sales in September 2001, as compared to December 2000.

     Long-term debt and capital lease obligations decreased by $306,000 from $5,046,000 as of December 31, 2000 to $4,740,000 as of September 30, 2001. The
Company incurred $41,000 in additional long-term debt during the first nine months of 2001.

     Stockholders' equity increased from $5,646,000 as of December 31, 2000 to $5,785,000 as of September 30, 2001, as the result of the net income of the first nine months of 2001, partially offset by the declining value of the currencies of most of the Company's key foreign subsidiaries. The balance of the cumulative foreign currency translation adjustment worsened by $141,000 at September 30, 2001 as compared to December 31, 2000. The Australian, New Zealand and Canadian dollars all weakened against the US dollar over the course of the first nine months of 2001.

     The Company's working capital balance has improved from $133,000 as of December 31, 2000 to $450,000 as of September 30, 2001. The current ratio has also improved to 1.06 as of September 30, 2001. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory, which was renewed in May 2001. The maximum borrowing limit is $2,000,000. At September 30, 2001, the Company had utilized $901,000 of the line of credit. Additionally, in March 2001, the Company obtained a modification agreement related to the term loan that financed the construction of the 1998 building expansion. The modification agreement effectively extended the maturity of the loan to March 2004, from March 2001. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements for the remainder of 2001 and 2002.

     2.   Results of Operations

     The Company had net income of $407,000, or $.04 per share basic and diluted, for the quarter ended September 30, 2001, compared to net income of $235,000, on a restated basis, or $.02 per share basic and diluted, for the same period in 2000. Net sales declined due to the continued decrease in the manufacturing and packaging business. However, net income improved primarily as the result of improved results in the international operations. International operations, as a group, yielded pre-tax earnings of $50,000 in the third quarter of 2001, as compared to a pre-tax loss of $552,000 in the third quarter of 2000. Selling, general and administrative expenses decreased as the result of continued efforts to bring administrative costs more in line with current sales levels. For the nine months ended September 30, 2001, the Company had net income of $274,000, as compared to net income of $383,000, on a restated basis, in the first nine months of 2000.

     During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of Staff Accounting Bulletin No. 101 on October 1, 2000, the EITF requires shipping and handling costs to be included in cost of sales. The effect of adopting EITF 00-10 increased net sales and cost of products sold from previously reported amounts by $424,000 and $1,154,000 for the three and nine months ended September 30, 2000, respectively. Percentages shown below in the discussion on specific line items of the statement of operations have been recalculated for prior years based on the reclassification.

     Net sales decreased to $13,418,000 in the third quarter of 2001 as compared to $17,352,000 in the prior year. The decrease was primarily due to the decrease in sales by the Company's manufacturing and packaging services segment. Sales in this portion of the business decreased to $389,000 in the third quarter of 2001, as compared to $4,393,000 in the third quarter of 2000. Net sales in the network marketing segment increased slightly to $13,029,000 in the third quarter of 2001, as compared to $12,959,000 in the third quarter of 2000. Network marketing sales in the United States declined by 9% to $10,654,000 in the third quarter of 2001, as compared to $11,757,000 in the third quarter of 2000. The third quarter 2000 sales in the United States were up as the result of strong sales in advance of a change in the distributor compensation plan that was effective September 1, 2000. In August 2001, the Company introduced a new line of skin care products at its International Distributor Conference. Net sales in the United States of the new skin care line were approximately $500,000 in the third quarter of 2001. The skin care line has also been introduced in Canada, Mexico, and the Australia/New Zealand market. Offsetting the decline in the United States was the growth in sales of the Company's international subsidiaries. Led by the sales growth of the Company's newest market, the Philippines, international sales increased by 98% in the third quarter of 2001 as compared to the third quarter of 2000. International sales increased from $1,202,000 in the third quarter of 2000 to $2,375,000 in the third quarter of 2001. Net sales in the Philippines of $931,000 accounted for a majority of the increase; however, Mexican sales increased by 33% in the third quarter. Sales in the Australia/New Zealand market also increased by 29% in the third quarter of 2001. The Company promoted its distributor relations and marketing manager into the sales management position during the third quarter. Sales in this region have also improved in response to new product introductions. Canadian and UK operations showed a 3% decrease and 1% increase in net sales, respectively.

     The Company also provided manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales decreased to $389,000 in the third quarter of 2001 from $4,393,000 in the prior year. Through the first nine months of the year, net sales in this segment had declined from $13,283,000 in 2000 to $3,861,000 in 2001. This decrease is the result of the Company's decision to phase out this line of business. The Company's sales to third party customers primarily consisted of the Company purchasing raw materials, using customer-specified packaging materials and selling a finished product to the customer. For the third quarter of 2001, cost of goods sold for these sales were 90% of net sales. Even under optimal operating efficiencies, the gross margin for unrelated customers was substantially less than margins obtained in the sales of the network marketing products. The Company concluded production for the remaining significant customer during the third quarter. As production has declined over the course of 2001, the Company has taken steps to reduce payroll through layoffs and attrition. During the course of 2001, the Company has reduced plant employment by approximately 40 people.

     Cost of products sold for the network marketing segment as a percentage of net sales improved from 18.7% in the third quarter of 2000 to 14.9% in the third quarter of 2001. Part of this improvement is due to a change in the distributor compensation plan, effective September 1, 2000. This reduced the maximum discount allowed to distributors from 45% to 40%. However, more of the reduction is the result of reduced labor and overhead costs related to the manufacturing, as mentioned above, coupled with strong production requirements, especially for the foreign operations.

     Distributor royalties and commissions as a percentage of network marketing sales increased from 35% in the third quarter of 2000 to 38% in the third quarter of 2001. As part of the change in the distributor compensation plan discussed above, total royalties paid to Master Affiliates increased from 18% to 23% of retail sales. These expenses are governed by the distributor agreements and are directly related to the level of sales.

     Selling, general and administrative (SGA) expenses decreased by $249,000 in the third quarter of 2001 as compared to the third quarter of 2000. The Company has taken various steps to reduce administrative costs and will continue these cost reductions in future quarters.

     Effective October 1, 2001, the Company has closed its Colombian operations. Continued political turmoil in the country made it difficult for the Company to improve its sales levels and distributor activity there. A charge of $50,000 was recorded in the third quarter 2001 consolidated statements of operations to reflect the costs in terminating this operation. This charge was recorded in selling, general and administrative expenses.

     Interest expense decreased from $150,000 in the third quarter of 2000 to $126,000 in the third quarter of 2001. This decrease is due to less reliance on the line of credit, along with declining interest rates.

     The Company recorded income tax expense of $162,000 in the third quarter of 2001, as the result of its consolidated net income through the first nine months of the year. On a year-to-date basis, this represents an effective rate of 37%.

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


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     In June 2001, five former distributors of the Company filed lawsuits claiming wrongful termination, breach of the Distributor Agreement, and interference with business expectancy. The individuals had been terminated by the Company in October 2000 for violating certain provisions of the Distributor Agreement. The Company engaged outside counsel to defend these claims and on October 17, 2001, the Court dismissed the distributors' Petitions, without prejudice, based on the binding arbitration clause found in the Distributor Agreement. To this date, an arbitration claim has not been filed by the distributors against the Company.

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

          * Also incorporated by reference are the Exhibits filed as part of the S-18 Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001                  RELIV' INTERNATIONAL, INC.


                                          By: /s/ Robert L. Montgomery
                                              --------------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer and
                                              Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                         September 30     December 31
                                                             2001            2000
                                                         ------------    ------------
                                                         (unaudited)      (see notes)
Assets

Current assets:
  Cash and cash equivalents                              $  1,357,229    $  1,198,682
  Accounts and notes receivable, less allowances of
    $5,000 in 2001 and $5,000 in 2000                         926,101       2,566,982
  Note receivable from officer                                 59,250          59,250
  Inventories
          Finished goods                                    2,588,401       2,584,895
          Raw materials                                     1,315,776       1,459,960
          Sales aids and promotional materials                425,811         484,936
                                                         ------------    ------------
                     Total inventories                      4,329,988       4,529,791

  Refundable income taxes                                     465,765         663,735
  Prepaid expenses and other current assets                   643,322         322,131
  Deferred income taxes                                        84,527          83,174
                                                         ------------    ------------

Total current assets                                        7,866,182       9,423,745

Other assets                                                  676,769         849,691

Property, plant and equipment:
            Land                                              829,222         829,222
            Building                                        8,406,322       8,399,277
            Machinery & equipment                           4,003,882       3,984,971
            Office equipment                                  559,817         494,266
            Computer equipment & software                   2,072,210       1,961,969
                                                         ------------    ------------
                                                           15,871,453      15,669,705
Less: Accumulated depreciation                             (6,088,835)     (5,548,026)
                                                         ------------    ------------
          Net property, plant and equipment                 9,782,618      10,121,679
                                                         ------------    ------------

Total assets                                             $ 18,325,569    $ 20,395,115
                                                         ============    ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                          September 30    December 31
                                                              2001            2000
                                                          ------------    ------------
                                                          (unaudited)     (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable                        $  3,608,905    $  5,269,709
            Distributors commissions payable                 1,591,868       1,199,522
            Sales taxes payable                                293,617         171,639
            Interest expense payable                            63,653          65,478
            Payroll and payroll taxes payable                  320,918         148,573
            Other accrued expenses                              15,173           9,494
                                                          ------------    ------------
Total accounts payable and accrued expenses                  5,894,134       6,864,415

  Income taxes payable                                         161,856              --
  Borrowings under line of credit                              900,618       1,918,080
  Current maturities of long-term debt                         296,024         332,466
  Current maturities of capital lease obligations              163,575         176,094
                                                          ------------    ------------

  Total current liabilities                                  7,416,207       9,291,055

Capital lease obligations, less current maturities              21,458         143,900
Long-term debt, less current maturities                      4,718,641       4,901,788
Other non-current liabilities                                  384,114         412,610

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; none issued and outstanding                   --              --
  Common stock, par value $.001 per share; 20,000,000
   authorized; 9,654,505 shares issued and outstanding
   as of 9/30/2001 and 12/31/2000                                9,655           9,655
  Additional paid-in capital                                 9,075,146       9,074,756
  Notes receivable-officers and directors                      (21,171)        (26,650)
  Accumulated deficit                                       (2,513,605)     (2,787,725)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                     (764,876)       (624,274)
                                                          ------------    ------------

Total stockholders' equity                                   5,785,149       5,645,762
                                                          ------------    ------------


Total liabilities and stockholders' equity                $ 18,325,569    $ 20,395,115
                                                          ============    ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations


                                                        Three months ended September 30     Nine months ended September 30
                                                            2001              2000              2001              2000
                                                        ------------      ------------      ------------      ------------
                                                         (unaudited)       (unaudited)       (unaudited)       (unaudited)

Sales at suggested retail                               $ 19,052,462      $ 23,969,386      $ 57,051,443      $ 66,499,751
  Less: distributor allowances on product purchases        5,634,289         6,617,214        16,146,767        18,142,164
                                                        ------------      ------------      ------------      ------------

Net sales                                                 13,418,173        17,352,172        40,904,676        48,357,587

Costs and expenses:
  Cost of products sold                                    2,291,278         6,577,838        10,126,701        19,470,019
  Distributor royalties and commissions                    5,002,213         4,585,720        14,206,330        12,284,126
  Selling, general and administrative                      5,436,575         5,685,958        15,742,268        15,502,494
                                                        ------------      ------------      ------------      ------------

Total costs and expenses                                  12,730,066        16,849,516        40,075,299        47,256,639
                                                        ------------      ------------      ------------      ------------

Income from operations                                       688,107           502,656           829,377         1,100,948

Other income (expense):
  Interest income                                              6,955            11,489            25,671            36,661
  Interest expense                                          (126,105)         (149,999)         (413,490)         (475,919)
  Other income/(expense)                                         (50)           39,986            (5,439)          (10,889)
                                                        ------------      ------------      ------------      ------------

Income before income taxes                                   568,907           404,132           436,119           650,801
Provision for income taxes                                   162,000           169,380           162,000           267,879
                                                        ------------      ------------      ------------      ------------

Net income                                              $    406,907      $    234,752      $    274,119      $    382,922
                                                        ============      ============      ============      ============

Earnings per common share                               $       0.04      $       0.02      $       0.03      $       0.04
                                                        ============      ============      ============      ============

Earnings per common share - assuming dilution           $       0.04      $       0.02      $       0.03      $       0.04
                                                        ============      ============      ============      ============


See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)


                                                                    Nine months ended September 30
                                                                       2001               2000
                                                                    -----------       -----------

Operating activities:
Net income (loss)                                                   $   274,119       $   382,922
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                                        558,774           799,176
    Amortization of goodwill                                                 --            39,414
    Foreign currency translation (gain) loss                            (27,003)           33,598
    (Increase) decrease in accounts and notes receivable              1,641,405        (1,462,637)
    (Increase) decrease in inventories                                  154,780        (1,447,398)
    (Increase) decrease in refundable income taxes                      196,177           174,139
    (Increase) decrease in prepaid expenses
      and other current assets                                         (322,012)          (21,668)
    (Increase) decrease in other assets                                 200,759           (32,903)
    Increase (decrease) in accounts payable and accrued expenses       (974,816)        1,649,220
    Increase (decrease) in income taxes payable                         162,494            (1,392)
                                                                    -----------       -----------

Net cash provided by operating activities                             1,864,677           112,471

Investing activities:
Purchase of property, plant and equipment                              (225,216)         (319,522)
Repayment of loans by officers and directors                              5,479           110,161
Expense recognized in closing of foreign subsidiary                     (50,000)               --
                                                                    -----------       -----------

Net cash used in investing activities                                  (269,737)         (209,361)

Financing activities:
Net repayments under line of credit                                  (1,017,462)          225,885
Proceeds from long-term borrowings                                       41,102           240,000
Principal payments on long-term borrowings                             (260,189)         (336,793)
Principal payments under capital lease obligations                     (134,961)          (85,099)
Proceeds from warrants exercised                                            390             1,459
                                                                    -----------       -----------

Net cash (used in) provided by financing activities                  (1,371,120)           45,452

Effect of exchange rate changes on cash and cash equivalents            (65,273)         (214,886)
                                                                    -----------       -----------

Increase in cash and cash equivalents                                   158,547          (266,324)

Cash and cash equivalents at beginning of period                      1,198,682         1,531,700
                                                                    -----------       -----------

Cash and cash equivalents at end of period                          $ 1,357,229       $ 1,265,376
                                                                    ===========       ===========


See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2001

Note 1 -- Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


Note 2 -- Shipping and Handling Costs

          During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of Staff Accounting Bulletin No. 101 on October 1, 2000, the EITF requires shipping and handling costs to be included in cost of sales. The effect of adopting EITF 00-10 increased net sales and cost of products sold from previously reported amounts by $424,000 and $1,154,000 for the three and nine months ended September 30, 2000, respectively.


Note 3 -- Earnings per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three months ended September 30         Nine months ended September 30
                                                               2001                2000               2001               2000
                                                           -------------------------------         ------------------------------
          Numerator:
             Numerator for basic and diluted
             earnings per share--net income                $  406,907           $  234,752         $  274,119          $  382,922
          Denominator:
             Denominator per basic earnings per
             share--weighted average shares                 9,655,000            9,553,000          9,655,000           9,553,000
          Effect of dilutive securities:
             Employee stock options and other warrants         69,000              371,000             69,000             371,000
                                                           -------------------------------         ------------------------------

          Denominator for diluted earnings per
          share--adjusted weighted average shares           9,724,000            9,924,000          9,724,000           9,924,000
                                                           ===============================         ==============================

          Basic earnings per share                         $     0.04           $     0.02         $     0.03          $     0.04
                                                           ===============================         ==============================
          Diluted earnings per share                       $     0.04           $     0.02         $     0.03          $     0.04
                                                           ===============================         ==============================

Note 4 -- Comprehensive Income

          Total comprehensive income was $316,004 and $133,517 for the three months and nine months ended September 30, 2001, respectively. For the three and nine months ended September 30, 2000, comprehensive income was $49,002 and $58,710, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.


Note 5 -- Segment Information

                                                            Three months ended                      Three months ended
                                                            September 30, 2001                      September 30, 2000
                                                            ------------------                      ------------------
                                                      Network           Manufacturing         Network            Manufacturing
                                                     marketing          and packaging        marketing           and packaging
                                                   ----------------------------------       -----------------------------------

          Net sales to external customers            13,029,228              388,945            12,959,470            4,392,702
          Intersegment net sales                             --            2,224,227                    --            1,952,676
          Segment profit/(loss)                         738,947              490,723               647,922              270,381


                                                           Nine months ended                        Nine months ended
                                                           September 30, 2001                       September 30, 2000
                                                           ------------------                       ------------------
                                                      Network          Manufacturing             Network          Manufacturing
                                                     marketing         and packaging            marketing         and packaging
                                                   ----------------------------------       -----------------------------------

          Net sales to external customers            37,043,603            3,861,073            35,074,275           13,283,312
          Intersegment net sales                             --            5,728,622                    --            5,318,630
          Segment profit/(loss)                       1,948,568              209,632             2,056,230              261,941
          Segment assets                             14,609,000            2,359,340            14,111,925            8,599,328


          A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:


                                                      Three months ended September 30           Nine months ended September 30
                                                         2001                 2000                 2001                 2000
                                                   ----------------------------------       -----------------------------------

          Total profit for reportable segments        1,229,670              918,303             2,158,200            2,318,171
          Corporate expenses                           (541,563)            (415,646)           (1,328,823)          (1,217,222)
          Non operating - net                             6,905               51,474                20,232               25,771
          Interest expense                             (126,105)            (149,999)             (413,490)            (475,919)

                                                   ----------------------------------       -----------------------------------
          Income before income taxes                    568,907              404,132               436,119              650,801
                                                   ==================================       ===================================


Note 6 -- Legal Proceedings

          In June 2001, five former distributors of the Company filed lawsuits claiming unlawful termination, breach of the Distributor Agreement, and interference with business expectancy. The individuals had been terminated by the Company in October 2000 for violating certain provisions of the Distributor Agreement. In October 2001, the Court dismissed the lawsuits based on the binding arbitration clause found in the Distributor Agreement. At this time, the distributors have not filed for binding arbitration.