Form 10-K
period 2001-12-31
RELIV INTERNATIONAL INC
filed 2002-03-28
CIK 768710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

Commission File Number
       1-11768

                           RELIV' INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    371172197
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

136 Chesterfield Industrial Boulevard
        Chesterfield, Missouri                                        63005
(Address of principal executive offices)                            (Zip Code)

                                 (636) 537-9715
               Registrant's telephone number, including area code

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X___ Yes _______ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

     Based upon the closing price of $1.75 per share of Registrant's Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $9,507,369. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

     The number of shares outstanding of the Registrant's Common Stock as of March 15, 2002, was 9,540,651 (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

                                      INDEX

Part I

Item 1       Business........................................................ 3

Item 2       Properties...................................................... 24
Item 3       Legal Proceedings............................................... 25
Item 4       Submission of Matters to a Vote of Security Holders............. 25

Part II

Item 5       Market for Registrant's Common Equity and Related
                 Stockholder Matters......................................... 25
Item 6       Selected Financial Data......................................... 26
Item 7       Management's Discussion and Analysis of Financial
                 Condition and Results of Operation.......................... 27
Item 7a      Quantitative and Qualitative Disclosures About Market Risk...... 39
Item 8       Financial Statements and Supplementary Data..................... 40
Item 9       Changes in and Disagreements with Accountants on
                 Accounting Financial Disclosure............................. 40

Part III

Item 10      Directors and Executive Officers of the Registrant.............. 40
Item 11      Executive Compensation.......................................... 40
Item 12      Security Ownership of Certain Beneficial Owners
                 and Management.............................................. 40
Item 13      Certain Relationships and Related Transactions.................. 40

Part IV

Item 14      Exhibits, Financial Statement Schedules, and Report on
                 Form 8-K.................................................... 41

PART I

Item No. 1 - Business

Overview

     Reliv International, Inc. (the "Company") produces a line of food products including nutritional supplements, weight management products, functional foods, granola bars, sports nutrition and a newly introduced line of skin care products. Nutritional supplements include vitamins, minerals, dietary supplements, herbs and compounds derived therefrom. Functional foods are products designed to influence specific functions of the body. These products are sold by subsidiaries of the Company to a sales force of independent distributors who sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland and the Philippines.

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

Background - Corporate Structure

     The Company was incorporated in Illinois on February 11, 1985 and commenced its present business in October, 1988. On April 10, 2000, the Company changed its state of incorporation from Illinois to Delaware by the merger of the Company into Reliv Merger Corporation, a wholly-owned subsidiary of the Company, which was incorporated under the laws of Delaware. Reliv Merger Corporation changed its name to Reliv International, Inc., thus the name of the Company remained the same after the merger. Such reincorporation caused certain changes to the Company's charter and bylaws, all of which were approved at the 1999 annual meeting of shareholders. The Company maintains its principal executive offices and production facilities at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63005.

     The Company has two wholly-owned subsidiaries, Reliv', Inc. ("Reliv'") and Reliv' World Corporation ("Reliv' World"). Reliv' World has seven subsidiaries - Reliv' Australia Pty. Ltd, Reliv'

Canada Company, Reliv' New Zealand Ltd., Reliv' NOW de Mexico S.A. de R.L. de C.V., Reliv' Europe, Inc. (which owns Reliv' U.K. Limited Corporation), and Reliv' Philippines, Inc.

     Reliv' was organized as an Illinois corporation on May 24, 1988, as a wholly-owned subsidiary of the Company, and began selling nutritional supplement products in October, 1988, in the United States. Sales in the United States represented approximately 84% of net sales in 2001.

     In Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland and the Philippines, the Company's products are sold through Reliv' World and its subsidiaries in each of such countries. Reliv' World was organized as an Illinois corporation on March 30, 1992, as a wholly-owned subsidiary of Reliv'. Reliv' World was organized to conduct the foreign sales operations of the Company and to own foreign sales operations and subsidiaries. On July 1, 1992, Reliv' declared a dividend of all of the stock of Reliv' World and distributed all of such stock to its sole shareholder, the Company.

     In February, 1991, Reliv' entered into a joint venture agreement with an Australian corporation and the joint venture began to market, sell and distribute Reliv' products in Australia in May, 1991. Reliv' Australia Pty, Ltd. ("Reliv' Australia"), a wholly-owned subsidiary of Reliv' World, entered into an agreement to purchase the joint venture interest of the Australian corporation. Reliv' Australia also entered into an agreement with the three shareholders of the Australian corporation under which a partnership of such persons, as a distributor of Reliv' Australia, was to receive, for a period of 10 years from March 1, 1992, 2 percent of sales in Australia and New Zealand (defined as the designated retail selling price of all products, on which commissions are payable to distributors), up to approximately $10 million (AUS) in 1992, and $12 million (AUS) in all subsequent years during the term, and 3 percent of sales that exceed those figures. Since March 1, 1992, the business of the Company in Australia and sales of the Company's products there has been conducted by Reliv' Australia. In 2001, approximately 3% of the Company's net sales were attributed to sales in Australia.

     During April, 1992, Reliv' New Zealand Limited ("Reliv' New Zealand") was organized as a New Zealand company and as a wholly-owned subsidiary of Reliv' World (except for nominal shares held by an officer). In June, 1992, Reliv' New Zealand began selling the Company's products through independent distributors in New Zealand. Sales in New Zealand represented less than 1% of the Company's net sales in 2001.

     On June 9, 1992, Reliv' Canada, Ltd. ("Reliv' Canada") was organized as an Ontario, Canada corporation and as a wholly-owned subsidiary of Reliv' World. Reliv' Canada commenced operations during October, 1992, and began selling the Company's products to distributors in Canada in November, 1992. On December 31, 1995, Reliv' Canada was converted to a Nova Scotia, Canada unlimited liability company, wholly-owned by Reliv' World (except for one percent owned by the Company), under the name Reliv' Canada Company. In June, 2000, the Company consolidated Reliv Canada's operations with the Company's operations located in Chesterfield, Missouri, but maintains and operates a warehouse facility in Canada which serves as a distribution center for the

Company's products. In 2001, approximately 2% of the Company's net sales were attributed to sales in Canada.

     On June 28, 1993, Reliv' Mexico S.A. de C.V. ("Reliv' Mexico") was organized as a Mexican corporation and as a wholly-owned subsidiary of Reliv' World (except for one share owned by the Company). Reliv' Mexico commenced operations in June, 1993, and began selling the Company's products to distributors in Mexico in August, 1993. On December 20, 1994, Reliv' Mexico was converted to a Mexican limited liability company under the name Reliv' Mexico,
S. de R.L. de C.V. In September, 2000, Reliv NOW de Mexico S.A. de R.L. de C.V. was organized and now conducts the Company's operations in Mexico. Sales in Mexico represented approximately 4.5% of the Company's net sales in 2001.

     On July 1, 1995, Reliv' UK Limited Corporation ("Reliv UK") began the marketing and sale of the Company's products in the United Kingdom in accordance with the Reliv' system under a license and distributor arrangement with the Company. Pursuant to the terms of the arrangement, Reliv' UK purchased all of its requirements for products from the Company and paid Reliv' World a royalty on products sold. On October 1, 1998, Reliv' Europe, Inc., a wholly-owned subsidiary of Reliv' World, purchased all of Reliv' U.K.'s capital stock in return for a 1.5% equity ownership in Reliv' Europe. The former owner of Reliv' U.K. forgave approximately $435,000 in advances to Reliv' U.K. Under the purchase arrangement, the former owner will receive monthly payments equal to 1.5% of Reliv' Europe's retail sales for a period of ten years. In 2001, less than 1% of the Company's net sales were attributed to sales in the United Kingdom.

     In June, 2000, Reliv Philippines, Inc. ("Reliv Philippines") was organized as a Philippine corporation and as a wholly-owned subsidiary of Reliv World (except for nominal shares which are owned by the five directors of Reliv Philippines). Reliv Philippines commenced operations in August, 2000, and began selling the Company's products to distributors in the Philippines in December, 2000. The establishment of Reliv Philippines was partially financed by investor loans to Reliv World aggregating $240,000, including warrants to purchase up to 12% of the stock of Reliv Philippines. In 2001, Reliv Philippines became the Company's leading international market for net sales with 6% of the Company's net sales attributed to the Philippine network.

     In July, 1999, Reliv NOW Colombia Ltd. ("Reliv NOW Colombia") was organized as a Colombian corporation and as a subsidiary of Reliv World with an investor holding a minority interest. Reliv NOW Colombia commenced set-up operations in October, 1999, and began selling the Company's products to distributors in Colombia in March, 2000. In October, 2001, the Company closed its offices and ceased the subsidiary's operation in Colombia.

New Market

     In March 2002, Reliv UK commenced sales of the Company's products to distributors and customers in the Republic of Ireland. Due to the close proximity between Ireland and the UK, the operations and fulfillment of Irish distributors are carried out in London by Reliv UK. Thus, a separate Irish subsidiary has not been organized. Currently, Reliv UK ships product directly to distributors in Ireland with the intent of opening a distribution center in the near future. The Company is pursuing product registration in Ireland for several of its products at this time. Reliv Ultrim Plus and Reliv Innergize are products that did not require government approval and were immediately introduced.

Principal Products

     Through its subsidiaries, the Company markets and sells a line of related products including nutritional supplements, weight control products, functional foods, granola bars, sports nutrition and a skin care line.

     The Company's nutritional supplements include Reliv' NOW(R) and Reliv' Classic(R). Both products are designed to provide a balanced nutritional supplement for an individual's diet and contain a variety of vitamins and minerals, soy and other protein sources and various herbs. Containers of Reliv NOW and Reliv Classic come in a one month supply, 28 servings, and are in powdered form to be mixed with juice or other beverages. The Reliv' Classic formula has a U.S. patent and the Reliv' NOW formula is a no-yeast derivative of the Reliv' Classic formula. Reliv' NOW is available with all natural flavoring or in the original formula. In 2001, sales of Reliv Classic and Reliv NOW represented approximately 29% and 8% of net sales, respectively. Reliv NOW is available in every country where the Company does business (except Ireland) while Reliv Classic is only available in the United States, Australia, New Zealand, Canada and the United Kingdom.

     Innergize!(R) is a patented powdered sports drink containing a mixture of vitamins and minerals designed for performance enhancement. A can of Innergize contains 28 servings and is available in lemon, orange and cool punch flavors. In 2001, sales of Innergize represented approximately 12% of net sales. Innergize is available in every country where the Company does business. In Canada, the product is called Optain(R) due to local product regulations.

     Reliv' Ultrim-Plus(R) is designed as a meal replacement (for a maximum of two meals per day) in a weight loss program. In January, 2000, the Company introduced a newly modified formulation of Reliv' Ultrim-Plus to enhance weight loss for its users. The new product formulation now includes an advanced complex of thermogenic fat burners, along with an increased level of soy protein. Each serving of the product provides 35 percent of the recommended daily allowance of many essential vitamins and minerals. A can of Reliv' Ultrim-Plus contains 14 servings and is available in three flavors - vanilla, chocolate and strawberry. The product is in powdered form for mixture with water or milk and is sold in every country where the Company does business. Sales of Reliv Ultrim-Plus made up approximately 5% of net sales in 2001.

     Cellebrate(R) is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body's fat burning process. Cellebrate, which comes in 56 servings per can, is in powdered form and is recommended to be used alone or with Reliv' Ultrim Plus meal replacement. Sales of Cellebrate made up approximately 4% of net sales in 2001. Cellebrate is available in the United States and Canada.

     Fibrestore(R) is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A can of Fibrestore contains 28 servings and is in powdered form for mixture with water or juice. In January, 2000, the Company introduced a newly modified formulation of Fibrestore to significantly reduce its calorie intake to just 25 calories per serving. A modified version of the Fibrestore formula is marketed in Canada under the name Herbal Harmony(R) in order to comply with that country's nutritional regulations. Fibrestore is available in all of the Company's countries with the exception of Ireland. Sales of Fibrestore made up approximately 11% of net sales in 2001.

     Arthaffect(R) is a nutritional supplement and functional food containing Arthred, a patented form of hydrolyzed collagen protein, which is clinically reported to nutritionally support healthy joint function. A can of Arthaffect contains 30 servings and is in powdered form for mixture with water, milk or juice. In 2001, sales of Arthaffect represented approximately 8% of net sales. The product is available in the United States, Australia, New Zealand, and Canada. The product is called A-Affect(R) in the countries outside the United States due to local product regulations.

     ProVantage(R) is a nutritional supplement containing soy and is designed to enhance athletic performance with a balance of nutrients needed to improve endurance, recovery and repair. ProVantage helps increase muscle mass and function, reduce fatigue and burn excess body fat for extra energy. The product is also of benefit to dieters and others wanting to increase their soy intake. A can of ProVantage contains 11 servings and is in powdered form for mixture with water or juice. In 2001, sales of ProVantage represented approximately 3% of net sales. ProVantage is available in the United States, Australia, New Zealand, and Canada.

     Reliv' Ultra Bar(R) is a line of granola bars containing a mixture of grains and nuts which use the core formulation of Reliv' NOW vitamins, minerals, proteins and herbs. Flavors include yogurt, chocolate and raspberry carob. The bars are a snack food and nutritional supplement and are used with Reliv' Ultrim-Plus as a meal replacement in a weight loss program. Sales of Reliv Ultra Bars made up approximately 1% of net sales in 2001. The product is available only in the United States.

     SoySentials(R) is a nutritional supplement containing soy as well as other vitamins, minerals and herbs and is designed for use by women. A can of SoySentials contains 14 servings and is in powdered form for mixture with water or juice. The U.S. Food and Drug Administration has identified soy protein as an effective nutrient for reducing cholesterol levels, and thereby reducing the risk of heart disease. In 2001, sales of SoySentials represented approximately 4% of net sales. SoySentials is only available in the United States.

     Reliv' Soy Sense(TM) is a vanilla flavored nutritional supplement containing soy as well as other vitamins, minerals and herbs and can be consumed by men as well as women. A can of Reliv' Soy Sense contains 14 servings and is in powdered form for mixture with water or juice. In 2001, sales of Reliv Soy Sense represented approximately .5% of net sales. Reliv Soy Sense is available in the United States, Australia, New Zealand, Canada, and the United Kingdom. Due to local regulations, the product is called Reliv' So Sense(TM) in Canada.

     Reliv NOW For Kids is a product designed to provide a balanced nutritional supplement for a child's diet and contains a variety of vitamins and minerals. The products are in powdered form to be mixed with water or milk. Reliv NOW For Kids is available in chocolate and vanilla. Sales of Reliv NOW For Kids made up approximately 3% of net sales in 2001. Reliv NOW For Kids is available in the United States and the United Kingdom.

     ReversAge(R) is an anti-aging dietary supplement designed to slow down the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is the restorative complex, designed to replenish key hormones while creating balance within the body's major systems; the antioxidant complex is designed to halt aging at the cellular level and the herbal complex delivers a variety of age-defying herbs, including Ginkgo Biloba and Maca. The lime flavored product is in powdered form for mixture in water and is available in every country where the Company does business except the United Kingdom, Ireland and Mexico. In Canada the product is called Nutriversal.(TM) During 2001, sales of ReversAge represented approximately 9% of net sales.

New Products

     In August, 2001, the Company introduced Reliv ReversAge(TM) Performance Enhancing Skin Care, a line of skin care products including: Facial Cleansing Gel, Body Lotion, Smooth and Lift Serum, Daily Skin Defense, Eye Renewal Cream, Nightly Skin Restore and Cleansing Bar. Reliv ReversAge is clinically proven effective, dermatologist tested and hypoallergenic. Each skin care product is enriched with the Company's Dermalongevity Complex(TM) and has been specially formulated to protect and repair when and where a consumer needs it. The Reliv ReversAge Read and Need(TM) Technology adjusts to different skin types and delivers the necessary moisture and nutrients to repair and replenish skin. The patented Nutri-Dynamic Delivery System holds active ingredients in place on the surface of the skin for up to 12 hours, allowing continuous delivery of youth-promoting nutrients to the skin. Reliv ReversAge is available in every market where Reliv currently operates with the exception of the Philippines, the United Kingdom and Ireland. Even though the Reliv ReversAge Skin Care Line was sold for only five months in 2001, it represented approximately 2% of annual net sales.

     In March, 2001, the Company introduced Reliv' Delight(TM) in Mexico. Reliv Delight is a powdered food supplement in the nature of a milk replacement. Due to the significant level of cross- border sponsoring between Mexico and the United States and because of the growing U.S.-Hispanic market, the Company introduced Reliv Delight in the U.S. in July, 2001. During the six months Reliv Delight was sold in 2001, sales of the product represented less than 1% of net sales.

     The Company conducts ongoing research and development on its product line and intends to introduce additional product items in the future. See "Research and Development."

Patents and Trademarks

     The Reliv' Classic formula has a U.S. Patent. Reliv' NOW is a trade secret formulation which is a derivative of the Reliv' Classic formulation. The core mixture of Reliv' NOW is incorporated in the Reliv' Ultra Bars. These products are manufactured and sold by the Company under an Exclusive License Agreement dated December 1, 1991 ("License Agreement"). The License Agreement is worldwide in scope and continues through the life of the patent. Pursuant to the License Agreement, the Company is obligated to pay the owner of the patent and the developer of the formulations, Dr. Theodore P. Kalogris, a royalty of 5 percent of the revenues from the sale of products containing the licensed formulas, with a minimum $10,000 and maximum $22,000 monthly royalty. The Company's obligation to pay the royalty payments will terminate on the later of (i) 10 years from the date of the License Agreement or (ii) the death of Dr. Kalogris, and the royalties under the License Agreement will be deemed to be paid in full at that time. If both events occur prior to the expiration of the patent, then the Company shall pay the heirs of Dr. Kalogris $10,000 a year until expiration of the patent for use of name and likeness.

     The Company has obtained U.S. patents on the formulations of Innergize!, Fibrestore, Cellebrate, Arthaffect and ReversAge.

     In January, 2001, the Company was awarded a U.S. Patent on Arthaffect. Arthaffect promotes healthy joint function and works without the dangerous side effects of many popular arthritis treatments. A key component of this comprehensive formula is Arthred(R), a patented ingredient that has been clinically proven to help rebuild damaged cartilage. Under an agreement dated November 6, 1996, Traco Labs, Inc. ("Traco"), exclusive licensee of the patent rights, sublicensed the rights to sell the product to the Company ("Traco Agreement"). The license is for a term ending upon the later of (i) the termination of Traco's rights to market the product or (ii) December 31, 2014.

     In January, 2002, the Company was awarded a U.S. Patent for its dietary supplement ReversAge(R). ReversAge is an anti-aging dietary supplement designed to slow down, and in some cases, reverse the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is the restorative complex, designed to replenish key hormones while creating balance within the body's major systems. The three cornerstone ingredients in this complex are 7KETO, Symbiotropin Growth Hormone Releaser and SAM-e (S-Adenosyl-L-Methionnine). Second, ReversAge includes an antioxidant complex designed to halt aging at the cellular level. This proprietary complex delivers some of the most powerful antioxidants available, including Co Enzyme Q10 and Resveratrol (Protykin). Finally, the herbal complex delivers a variety of age-defying herbs, including Ginkgo Bioloba and Maca.

     The principal ingredient delivery system of Reliv' ReversAge (skin care) is the subject of issued U.S. patents. On March 1, 2001, Hydron Technologies, Inc ("Hydron") and the Company entered into an agreement which states that the Company shall purchase skin care products from or through Hydron and shall have the right to sell and distribute the products to the Company's distributors (the "Hydron Agreement"). The Hydron Agreement is worldwide in scope and continues through February, 2004 with a right of renewal by the Company upon reaching predetermined sales goals. Pursuant to the Hydron Agreement, the Company was granted an exclusive license to market its line of skin care products subject to the Agreement, and is obligated to pay Hydron royalties which vary depending on the volume of product sold.

     Trademark registrations for "Reliv'" and for many of the Company's product names are either issued or pending in the U.S. Patent and Trademark Office. Currently, the Company has fourteen (14) marks in use and registered with the USPTO and seven (7) pending final approval. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines and several other foreign countries. The Company considers its trademarks and tradenames to be an important asset of its business.

Business Plan and Strategy

     The Company's present business plan is to focus its resources and efforts on the network marketing of nutritional products and to develop that business through the application of several principal strategies:

          Development and Introduction of New Products. The Company intends to utilize its research and development capabilities in food technology and nutrition science to develop and introduce new products. During 2001, the Company introduced several new products, including Reliv ReversAge Performance Enhancing Skin Care in the U.S., Australia, New Zealand, Mexico and Canada; Reliv Delight in the U.S. and Mexico; and ReversAge in Australia, New Zealand and Canada.

          Programs to Attract and Retain Distributors and Customers. In July, 2001, the Company introduced Profit Paid Direct ("PPD"), an enhancement to the distributor compensation program which has increased the number of checks sent to distributors for wholesale profit. No longer must distributors below the rank of Master Affiliate depend upon their upline Master Affiliate to send commissions earned upon wholesale purchases by lower ranking downline distributors. The Company is also designing and implementing a range of support tools to help distributors become more effective in selling their products; including a newly enhanced distributor website which makes product purchasing and distributor information more simple and accessible.

          Enter New Markets. The Company plans to pursue targeted expansion into the most promising international markets. In March, 2002, the Company entered Ireland--its newest market since opening the Philippines in December, 2000. The Company's decision to enter new markets in the future will be based on its assessment of several factors including market size, anticipated demand for the Company's products, receptivity to direct sales, ease of entry, and regulatory restrictions regarding products and the marketing system. The Company intends to maintain its seamless international distributor compensation plan in new markets to allow distributors to receive commissions for sales throughout the international system. The Company believes this seamless plan will facilitate and enhance the expansion of the Company's business into various international markets.

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

     The Company sells its products through a network marketing system, or to a network of independent contractors, designated as "distributors", who in turn sell the products directly to consumers. Network marketing is a form of person-to-person direct selling through a network of vertically organized distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services and the Internet have contributed to the rapid growth of direct selling, including network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances. The Company believes that network marketing is an effective way to distribute its products because it allows person-to- person product education, which is not as readily available through traditional distribution channels.

     Customers who desire to sell the Company's products may become distributors by being sponsored into the program by another distributor, thereby becoming part of the sponsoring distributor's down line. The Company believes many of its distributors are attracted to the Company because of the quality of its products and its rewarding compensation plan.

     The Company's products are marketed and sold to distributors in the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland and the Philippines through a subsidiary in each country (except Ireland). The marketing efforts of the Company and these subsidiaries are focused on the development, training and support of this network of independent distributors. The Company, through these subsidiaries, supports an active training program for distributors in which Company representatives and experienced distributors lead group training sessions. The Company and these subsidiaries also create and provide distributors with manuals, brochures and other promotional, training and informational publications. Periodically, each subsidiary sponsors distributor meetings at which Company representatives provide training and information concerning the Company's products and business opportunities. Once a year, the Company sponsors an international conference in St. Louis, Missouri, for the benefit of distributors worldwide. The Company also sponsors national and regional conferences within every market as well as Master Affiliate Training (MAT) Schools where distributors who have attained the level of Master Affiliate may attend and learn sales and recruitment strategies from Ambassadors of the Company and certain corporate personnel. Company subsidiaries also sponsor group telephone conference calls for training and promotional activities.

     The Company also recommends and encourages the use of Business Opportunity Meetings ("BOM") throughout its network of distributors. Every month the Company publishes for its distributors the location, date and time of all opportunity meetings as well as the distributor who will be hosting such event. These meetings serve as a forum for teaching new recruits the fundamentals of the Company's compensation plan as well as introducing them to the Company's products and their unique benefits.

     Distributors consist principally of individuals, although a limited number of distributors are corporations or partnerships. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $39.95 in the United States) consisting of a distributor manual, business forms and promotional materials distributed throughout the year. New distributors must enter into a written contract, which obligates them to adhere to the Company's policies and procedures. Distributors purchase products from Company subsidiaries or from other distributors for resale or consumption by the distributor or his or her family.

     In each country in which the Company conducts business, distributors operate under a uniform distributor system which compensates distributors at varying levels based on sales volumes. At the lowest rank, a distributor is designated as a Retail Distributor and is entitled to purchase products from a Company subsidiary or other distributors at a discount of 20 percent from the Company's suggested retail price. A distributor is promoted to higher levels in the system by increasing his or her sales of the Company's products, directly or through other distributors sponsored in the distributor's sales group, and by achieving designated sales volumes. These higher ranks of distributor are designated in order as Affiliate, Key Affiliate, Senior Affiliate and Master Affiliate. At each higher level, a distributor is entitled to purchase products at an increasingly higher discount; a Master Affiliate receives a 40 percent discount.

     Distributors receive retail profits equal to the difference between the price at which they sell the product to customers and the discounted price they paid for the product. Distributors also earn wholesale commissions on products purchased by other distributors in the distributor's sponsored group equal to the difference between the price at which the distributor is entitled to purchase product at and the price at which down line distributors purchase product. In July, 2001, the Company introduced Profit Paid Direct, a system developed to track and pay wholesale profits to distributors. No longer are Master Affiliates required to track and distribute wholesale profits to their personal group. Now, the Company calculates wholesale profits and issues a check directly to the qualified distributor once a month. For example, Assume A is a 40% discount Master Affiliate who signs up B, a 30% discount Key Affiliate, who signs up C, a 20% discount Retail Distributor. If C purchases directly from the Company, a 10% wholesale profit check will be sent to both A and B. Under the old system, 20% wholesale profit would be sent to A who was responsible for tracking and paying 10% to B.

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

     The Company has a Star Director Program which allows Directors to receive increased additional compensation payments based on the number of Master
Affiliates they have sponsored since the program commenced. Directors are entitled to receive an additional one percent to three percent of additional compensation on the retail sales volume of Master Affiliates in their sponsorship.

     The Company also sponsors an Ambassador Program. To qualify as an Ambassador, a distributor must hold the level of Master Director and must assist personally sponsored Master Affiliates in meeting specified levels of additional compensation payments. The levels of Ambassador are, in order, Ambassador, Bronze Ambassador, Silver Ambassador, Gold Ambassador and Platinum Ambassador. As higher levels are reached, Silver Ambassadors and up are entitled to additional percentages of the retail sales volume of downline Master Affiliates in the fourth, fifth and sometimes sixth level of sponsorship. Ambassadors are also entitled, depending on the level, to additional benefits, such as participation in Company sponsored events, paid hotel rooms and transportation for national conventions, health insurance and car allowances. Ambassadors reaching the level of Silver Ambassador form the "Reliv Inner Circle," a group which the Company communicates and meets with from time to time to exchange ideas on new programs, products and marketing opportunities.

     The Company's Direct Select program is available for distributors and their retail customers to order product in less than case lots directly from the Company by phone. Auto-Ship, an automatic monthly reorder program available for distributors and customers, provides a simple and convenient ordering process for consumers as well as distributors wanting to satisfy maintenance requirements such as Personal Volume Qualification. Product is shipped directly to the distributor or customer and upline distributors earn a commission on all Direct Select and Auto-Ship sales.

     Company subsidiaries also provide a variety of additional incentives or bonuses to the most productive distributors such as Mometum Bonus Awards in the form of cash for distributors with the highest personal group volume in a month and trips for the highest volumes during a sales promotion time period.

     As of December 31, 2001, 43,437 persons or entities were registered as distributors of Company subsidiaries of which 6,657 were Master Affiliates. This is an increase in the number of distributors from December 31, 2000 totals of 37,200 distributors of which 5,004 were Master Affiliates. The number of registered distributors and Master Affiliates in each country in which Company subsidiaries operate is as follows:

                                       Distributors    Master Affiliates
                                       ------------    -----------------
           United States                 27,800            3,955

           Australia                      2,190              169

           New Zealand                      498               29

           Canada                           888              134

           Mexico                         2,437            1,501

           United Kingdom                   235               80

           The Philippines                9,389              789

     Not all persons registered as distributors of Company subsidiaries are active. Reliv' requires that persons wishing to continue as distributors renew their distributorship annually by the payment of a fee ($30 in the United States as of February 1, 2002). The number of distributors shown in the preceding table reflects persons who have become distributors within the past 12 months and those who renewed their distributorship during 2001.

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

Compliance

     The Company's distributor organization and compensation system is designed and intended to promote the sale of the Company's products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, and to comply with applicable governmental regulations of multilevel selling organizations, the Company and each subsidiary have established specific programs and requirements for distributors including (i) monitoring by the Company of purchases by distributors to identify potentially excessive individual purchases, (ii) requiring that distributors certify to a specified number of retail sales and (iii) requiring that distributors certify the sale of at least 70 percent of previous purchases prior to the purchase of additional amounts of product. The Direct Select program, as described above, further promotes sales of the Company's products to consumers. Distributors are not required at any time to purchase product, although Master Affiliates are required to maintain certain minimum sales levels in their personal groups to continue receiving generation royalty compensation payments.

     Each subsidiary maintains a policy that unused product may be returned by customers to the selling distributor for a full refund or exchange within 30 days after purchase. Each subsidiary also maintains a policy that any distributor who terminates his distributorship may return resalable product which was purchased from the Company within twelve months of the return for a refund of 90 percent of the purchase price less any discounts or commissions received relating to the purchase of the products. The Company believes this buy-back policy addresses and satisfies a number of the regulatory compliance issues pertaining to network marketing systems.

     The Company's products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state and local regulations both in the United States and foreign markets. The Company emphasizes that distributors are prohibited from making therapeutic claims for its products.

     In order to comply with regulations that apply to both the Company and its distributors, the Company conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on operations in that market. The Company devotes substantial resources to obtaining the necessary licenses and approvals and bringing its operations into compliance with the applicable limitations. The Company also researches laws applicable to distributor operations and revises or alters distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing products and similar matters, as required by applicable regulations in each market.

     Regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when the Company believes that it is in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. It is an ongoing part of the Company's business to anticipate and respond to new and changing regulations and to make corresponding changes in operations to the extent practicable.

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

Manufacturing and Product Sources

     The Company established a manufacturing line at its facility in Chesterfield, Missouri and had begun manufacture of its nutritional products in early 1993. Shortly after manufacturing commenced, the facility was flooded in July 1993, as a result of a break in a levee on the Missouri River. The Company initiated the return of manufacturing to its Chesterfield facility in mid-1995 and currently manufactures all of its products (except granola bars and skin care) at this facility. The Company expanded its Chesterfield facility in 1997. At its Chesterfield manufacturing facility, the Company manufactured products that accounted for approximately 97% of net sales in 2001. The remaining 3% is comprised of the Company's granola bar and skin care lines which are produced by third parties. See "Item No. 2 - Properties".

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

     Most of these processes are performed using automatic and semi-automatic equipment. The Company conducts sample testing of raw materials and finished products for purity, potency and composition conforming to the Company's specifications. The Company's production facility is registered with the Food and Drug Agency, the United States Department of Agriculture and the Canadian Health Protection Branch.

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

     The Company's granola bars are manufactured by contract manufacturers who produce the products in accordance with formulas provided by the Company, subject to quality control requirements and inspections by representatives of the Company. The Company has had no difficulty in obtaining contract manufacturing and there has been no material adverse effect due to untimely supply of goods.

     The Company's skin care line is manufactured by a third party, Hydron Technologies, Inc. Hydron is both owner and licensee of certain proprietary technology used in the Company's skin care products. The Company and Hydron entered into an Agreement for the supply of such skin care products through February, 2004, and beyond if renewed by the Company.

     Distributors order product from Company subsidiaries in case lots and individual quantities and pay for the goods prior to shipment. In the United States, the Company's products are warehoused and shipped by common carrier to distributors. A facility in Chesterfield, Missouri serves the east and central parts of the country and the Company utilizes a public warehouse facility in Las Vegas, Nevada to supply the West Coast. See "Item No. 2 - Properties". Products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; and London, England. Reliv Philippines currently has five company owned and operated and one distributor owned and operated distribution centers located in the following cities: Makati, Davao, Ortigas, Cebu, Alabang and Legaspi. In Mexico, product is warehoused and shipped in and from approximately fifty distribution centers located throughout Mexico. With the exception of Reliv Canada and Reliv New Zealand, each subsidiary of the Company maintains an office and personnel to receive, record and fill orders from distributors. Distributors in Ireland order and receive product from Reliv UK in London.

Research and Development

     The Company is committed to continuous product innovation and improvement through sound scientific research. The mission of the Company's research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published scientific research and in-house studies. The Company periodically consults with a panel of physicians who advise the Company on product development. The Company intends to continue to use its resources in the research and development of new products and reformulation of existing products. At its Chesterfield facility, the Company conducts research, product development and formulation, testing and quality control, all relating to food products. Research and development costs were $355,000 in 2001, $410,000 in 2000, and $393,000 in 1999.

Employees

     As of December 31, 2001, the Company and all subsidiaries had approximately 202 full-time employees compared with 229 such employees at the end of 2000. This decrease is primarily the result of staff reductions in the manufacturing facility, offset by staffing increases in the Philippines.

Product Regulation

     The formulation, labeling and advertising or promotion of the Company's products are subject to regulation by the Federal Food and Drug Administration ("FDA") which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FDCA"), the Federal Trade Commission ("FTC") and various agencies of the states or countries into which the Company's products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of the Company's food products and also with respect to the formulation of those products. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") and related regulations. Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on the labels or labeling of nutritional supplements. The Company does not believe these laws or regulations will have a material effect on its products or operations. Nutritional and dietary supplements such as those manufactured and sold by the Company, for which no therapeutic claim is made, are not subject to FDA approval prior to their sale. Products can be removed from the market if shown to be unsafe, and if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation, treatment or prevention of disease, it can regulate those products as drugs and require pre-market clearance. In addition, if the FDA determines that the claims concerning a product's affect on the "structure or function" of the body do not meet the requirements of DSHEA, such claims could result in such product being subject to regulation as a drug. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading.

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

     The Company may be subject to additional laws or regulations administered by the FDA, FTC or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is aware that, in some of its international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as "genetically modified organisms" ("GMOs"). In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. When necessary, the Company has responded to government regulations that forbid products containing GMO's by changing certain unacceptable ingredients to non-GMO. Some of the Company's products in certain markets still contain substances that would be or might be classified as GMOs. The Company cannot anticipate the extent to which regulations in these markets will restrict the use of GMOs in its products or the impact of any regulations on business in those markets. In response to any applicable future regulations, the Company will reformulate its products to satisfy the regulations. The Company believes, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on its business. However, because publicity and governmental scrutiny of GMOs is a relatively new and evolving area, there can be no assurance in this regard.

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

     Other laws and regulations affecting the Company have been enacted to prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily for the introduction or enrollment of additional participants into the scheme. Often, these schemes are characterized by large up-front entry or sign-up fees, over- priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of the enterprise's products, rather than investments in such organizations or other non-retail sales related criteria. Where required by law, the Company obtains regulatory approval of its network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

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

     The Reliv' Ultrim-Plus and Cellebrate products compete with numerous other products in the weight loss market, including nationally advertised products such as SlimFast(TM). Many companies have entered, or have plans to enter, the sports drink market in which Innergize! competes, a market long dominated by Gatorade(TM) and Met-Rx(TM). Reliv' NOW, Reliv' Classic and Fibrestore compete with numerous mineral and vitamin supplement products. With Arthaffect, ReversAge, ProVantage, Reliv Soy Sense, Soy Sentials and the Reliv ReversAge Performance Enhancing Skin Care, the Company has entered the relatively new "functional formulas" and "anti-aging" market, which is expected to be extremely competitive and led by the major food and skin care companies.

New Market Expansion Program

     The Company engages in a structured and thorough analysis of potential new markets, including analysis of regulatory conditions, product approval procedures, competitive forces, synergies between new and existing countries and distributor presence or interest in new markets, before selecting markets to enter. When the Company decides to enter a new market, it first hires local legal counsel and/or a consultant with expertise in the product approval process to help ensure that its network marketing system and products comply with all applicable regulations and that profits may be expatriated. In addition, local counsel and consultants help to establish favorable public relations in the new market by acting as an intermediary between the Company and local regulatory authorities, public officials and business people. Local counsel and consultants are also responsible for explaining the Company's products and product ingredients to appropriate regulators and, when necessary, arranging for local technicians to conduct required ingredient analysis tests of the products.

     Where regulatory approval in a foreign market is required, local counsel and/or consultants work with regulatory agencies to confirm that all of the ingredients of the Company's products are permissible within the new market. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify some aspects of its network marketing system as necessary to comply with applicable regulations. Where reformulations of products are required, the Company attempts to obtain substitute or replacement ingredients.

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

     The  Company's   general   policy   regarding   acceptance  of  distributor
applications from individuals who do not reside in one of the Company's markets is to refuse to accept the individual's distributor application.

International Operations

     Prior to 1991, the Company marketed and sold its products solely within the United States. In February, 1991, Reliv' entered into a joint venture with an Australian corporation and the joint venture began marketing and selling the Company's products in Australia in May, 1991. As of March, 1992, the Company organized Reliv' World to conduct international operations, acquired the business of the Australian joint venture and began conducting business in Australia through Reliv' Australia. In June, 1992, the Company began marketing and selling its products in New Zealand through Reliv' New Zealand, in November, 1992, began marketing and selling its products in Canada through Reliv' Canada, and in August, 1993, began marketing and selling its products in Mexico through Reliv' Mexico. In July, 1995, the Company began marketing and selling its products in the United Kingdom through Reliv' UK, a licensee. In October, 1998, Reliv' Europe acquired Reliv' U.K. In December, 2000, Reliv Philippines commenced business by marketing and selling the Company's products within the Philippines. As of March, 2002, the Company's products are being sold in the Republic of Ireland through the Reliv UK operation.

     Reference is made to Note 19 of the Consolidated Financial Statements contained in Part IV hereof for financial information on geographical segments.

Manufacturing and Packaging Services

     In the last quarter of 1995, the Company commenced providing manufacturing and packaging services at its Chesterfield manufacturing facility. These services include blending, processing and packaging food products in accordance with specifications or materials provided by the customer. Revenues from these services were $27,292,000 in 1999 as a result of a major customer and obtaining other business, but decreased to $16,748,000 in 2000 due to the Company's decision to place less emphasis on this business. In 2001, revenues were $3,879,000 as production and sales to the last significant customer concluded in August, 2001.

     Reference is made to Note 19 of the Consolidated Financial Statements contained in Part IV hereof for financial information on business segments.

Item No. 2 - Properties

     The Company owns approximately six acres of land and a building containing approximately 136,000 square feet of office, manufacturing and warehouse space located at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri, 63005, where it currently maintains its corporate headquarters. The original property was purchased in July, 1991, and, as part of the purchase price for the premises, the Company assumed the remaining principal balance of $850,108 of a 1984 industrial revenue bond with an original principal sum of $975,000. In addition, the Company executed a promissory note to the seller in the amount of $250,000. The principal balances of the bond and promissory note at December 31, 2001, are $327,000 and $205,000, respectively. The promissory note is secured by a deed of trust on the premises. The Company funds payments under the industrial revenue bond and promissory note from working capital. In 1992, the Company completed an addition to its building of approximately 12,000 square feet used for manufacturing of its products. In May, 1993, the Company purchased 3.4 acres of land adjacent to the original facility for $400,000.

     In 1998, the Company completed an expansion to the Chesterfield facility on land owned by the Company adjacent to the existing building. Approximately 90,000 square feet of manufacturing, warehouse and office space was added to the existing 46,000 square foot facility. The Company obtained a construction loan of $4,430,000 to finance the expansion. As of December 31, 2001, this loan had a principal balance of $4,062,000.

     The Company leases office space in suburban Sydney, Australia; Mexico City, Mexico; suburban London, England; and Manila, the Philippines to support its operations in those areas, and has a contract warehouse arrangement in Mississauga, Ontario, Canada and Auckland, New Zealand.

Item No. 3 - Legal Proceedings

     In October, 2000, the Company terminated several individual distributors for breach of their Distributor Agreement. In June, 2001, five of the terminated distributorships ("Claimants") jointly filed a lawsuit in a St. Louis, Missouri, state court against the Company claiming breach of the distributor agreement, tortious breach of the distributor agreement and tortious interference with business relationship and business expectancy. The Company filed a Motion to Dismiss the lawsuit based upon the arbitration provision found in all five Distributor Agreements. The Court granted the Company's Motion in October, 2001 and dismissed the case without prejudice for arbitration to proceed. In December, 2001, the Claimants refiled their claims in the form of a Demand for Arbitration and Statement of Claim to ensue before an American Arbitration Association panel of arbitrators in Chicago, Illinois, seeking monetary damages for unlawful termination. The Company has filed an Answer to the Claimants' Demand and believes the claims are without merit and intends to vigorously defend itself. In response to the Claimants Demand, the Company has filed counterclaims against the Claimants for defamation, unfair competition and breach of contract. The Company has engaged outside counsel in Chicago to defend this arbitration demand. Due to the preliminary nature of the proceeding, the probable outcome of this matter is uncertain, and a range of loss cannot reasonably be estimated. However, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

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

                    2001 and 2000 Quarterly Stock Price Data

                                                   HI               LO
                                                   --               --
         2001
         ----
         First Quarter                           1.688             1.000
         Second Quarter                          1.440             1.000
         Third Quarter                           1.250             0.890
         Fourth Quarter                          1.500             1.070

         2000
         First Quarter                           3.250             0.938
         Second Quarter                          1.969             1.125
         Third Quarter                           2.000             1.438
         Fourth Quarter                          2.000             1.000

     As of March 15, 2002, there were approximately 1,730 holders of record of the Company's Common Stock.

     The Company has not paid dividends on its Common Stock in the last 2 years. The amount and timing of dividends will be subject to declaration of the Board of Directors consistent with results of operation of the Company and its financial condition at the time.

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

                                                                                    Year ended December 31
                                                             2001           2000             1999             1998          1997
                                                         ---------------------------------------------------------------------------
Net Sales                                                $52,943,047    $ 61,279,785     $ 69,278,167     $53,399,929    $46,836,270

Net Income (Loss)                                        $   308,440    $   (898,428)    $ (1,400,181)    $ 1,556,929    $ 2,028,988

Earnings (loss) per common share:

      Basic                                              $       .03            (.09)            (.15)            .16            .21

      Diluted                                            $       .03            (.09)            (.15)            .16            .20

Cash Dividends per share of Common Stock                 $        --              --              .01            .025            .03

Total Assets                                             $16,938,477    $ 20,395,115     $ 20,771,818     $20,252,972    $15,969,948

Long-term debt and capital lease obligations,
less current maturities                                  $ 4,650,246    $  5,045,688     $  5,295,720     $ 5,589,562    $ 5,148,625

Item No. 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Income and Net Sales

2001 vs. 2000

     The Company's 2001 net income was $308,000 or $.03 per share (basic and diluted). This compares with net loss of $898,000 or $.09 per share in 2000. Net income in the United States, the Company's primary market, was $682,000 in 2001, compared to net income of $198,000 in 2000. The United States operation is comprised of the network marketing segment and the manufacturing and packaging services segment. In 2001, the network marketing segment in the United States had a net income of $558,000, and the manufacturing and packaging segment had pre-tax income of $175,000. The net loss from international operations was $392,000 in 2001, compared with a loss of $999,000 in 2000. The Company returned to profitability in 2001, as the Company took steps to improve the results of its international operations. The Company also improved the results of its manufacturing operations, highlighted by the decision to discontinue production for the Company's significant third party customers. The Company also reduced its interest expense by $112,000 in 2001, as compared to 2000.

     Net sales decreased in 2001 to $52,943,000, as compared to $61,280,000 in 2000, as a result of a 20% decrease in net sales in the United States from $55,997,000 in 2000 to $44,799,000 in 2001. The decrease was the result of a decrease in net sales in the Company's manufacturing and packaging segment. Net sales in the United States, which accounted for 84% of total net sales in 2001, is comprised of network marketing sales and manufacturing and packaging services. In 2001, the Company's network marketing sales in the United States were $40,920,000 compared to $39,249,000 in 2000, and net sales from manufacturing and packaging services decreased to $3,879,000 from $16,748,000 in 2000. Net sales in the foreign operations increased to $8,144,000 in 2001 from $5,283,000 in 2000.

     Net sales for the fourth quarter of 2001 were $12,038,000, a decline from fourth quarter 2000 net sales of $12,922,000. During the period, the Company's network marketing sales in the United States increased to $9,995,000, as compared to $8,181,000 in the fourth quarter 2000. Net sales in manufacturing and packaging services decreased from $3,465,000 in the fourth quarter of 2000 to $18,000 in the fourth quarter of 2001. Net sales in foreign operations increased from $1,158,000 in the fourth quarter of 2000 to $2,025,000 in the fourth quarter of 2001, as the Company's newest market in the Philippines had approximately $589,000 in sales in the fourth quarter of 2001. Net sales in the Australia/New Zealand market and Mexico increased by 39% and 26%, respectively, in the fourth quarter of 2001, as compared to the same quarter in 2000.

     In the United States, the Company's largest market, the number of active distributors declined slightly to 27,800 from 28,300. The retention rate of distributors who renew their annual agreement improved to 54% in 2001, as compared to a renewal rate of 45% in the prior year. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 3,955 in the United States in 2001 from 3,749 in 2000. In 2001, the Company processed 120,175 wholesale orders at an average retail price of $428, compared to 109,700 orders at an average of $465 in 2000. The increase in the order count and the decrease in the average order size is partially due to a change in the Direct Select program effective in February 2000 which allowed distributors to place orders for individual cans of product at their specified discount level, rather than at full retail price. Previously, wholesale orders were defined as distributor orders placed at their qualified discount level and were in full case quantities.

     The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. These orders are placed at full retail price and can be ordered in quantities of less than full case lots. In the United States in 2001, the program processed a total of 23,700 orders for a net sales total of $2,476,000, compared to $2,494,000 in 2000. The number of orders combined for wholesale and Direct Select increased by approximately 9,000 orders in 2001, as compared to 2000.

     In August 2001, the Company introduced a line of skin care products including: Facial Cleansing Gel, Body Lotion, Smooth and Lift Serum, Daily Skin Defense, Eye Renewal Cream, Nightly Skin Restore and Cleansing Bar. The skin care products are available in every market where Reliv currently operates, with the exception of the

Philippines, UK and Ireland. The Company also introduced several of its products in many of the foreign markets, in particular, Reversage and Reliv NOW For Kids. In July 2001, the Company introduced "Profit Paid Direct", an enhancement to the distributor compensation program which has increased the number of checks sent to distributors for wholesale profit. No longer must distributors below the rank of Master Affiliate depend upon their upline Master Affiliate to send commissions earned upon wholesale purchases by lower ranking downline distributors.

     The Company is continuing to develop existing marketing programs such as the "Star Director", "Ambassador" and "Road to Presidential" programs. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 2001, $1,772,000 was paid through this program compared to $1,479,000 in 2000. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. At year-end 2001, there were 120 Ambassadors who shared in bonuses totaling $1,087,000, compared to 79 Ambassadors at the end of 2000 sharing bonuses of $784,000. The Road to Presidential Program, through training and rewards, is designed to encourage distributors to reach the highest level of earnings potential by building downline organizations.

     During 1999, the Company launched its enhanced Internet site, with e-commerce capabilities. The web site provides a number of features for distributors, including online ordering, online sponsoring of new distributors, account information and sales organization activity. In conjunction with the launch of the Internet site, distributors are also able to establish their own personal web site, which has enabled distributors to market themselves through the Internet, as well as place product orders, track shipments, receive Company e- mails and other interactive functions. Although the volume of sales generated through Internet orders represents a very small portion of the Company's sales volume, the web site receives a considerable amount of traffic, as distributors utilize the other features and information available through the website. As of December 31, 2001, approximately 700 distributors were enrolled for personal web sites. In February 2002, the Company introduced several enhancements to its web site, including an improved shopping cart that allows all distributors to be able to place product orders, not just Master Affiliates, as before. Also, included is a premium service, called "Downline Organizer", which provides Master Affiliates access to the corporate distributor database for their groups. The site provides a number of features and reports that can be customized by the Master Affiliate to assist them in building their sales organizations. Currently, the Company is testing a shipping promotion on Internet orders to attract more distributor activity to the improved web site. As with most Internet sites, the Company is continuing to improve its website traffic and capabilities in meaningful and cost-effective ways.

     In Australia and New Zealand, net sales declined to $1,808,000 in 2001 from $2,012,000 in 2000. However, fourth quarter 2001 sales increased to $492,000 from $353,000 in 2000. New distributor enrollments decreased in Australia and New Zealand to 1,182 from 1,245 in 2000. Distributor renewals in Australia were 50% and in New Zealand 46% in 2001 as compared to 55% and 45% in 2000, respectively. A number of factors continue to cause the decline in sales in these markets. The Australian and New Zealand dollars have continued to decline in value against the United States dollar. This has had the effect of reducing net sales when reported in US dollars on a consolidated basis. Nonetheless, net sales in local dollars for Australia and New Zealand for 2001 declined by 1% and 7%, respectively, as compared to 2000. The Company was able to introduce a version of its product, Reversage, in these markets, along with the new skin care line in 2001. Also, during the third quarter of 2001, the Company promoted its distributor relations and marketing manager into a sales management position. In response to these actions, sales in the region improved by 29% and 39% in the third and fourth quarters of 2001, respectively, as compared the same quarters in 2000.

     Net sales in Canada improved in 2001 to $972,000 from $913,000 in 2000. Fourth quarter sales increased to $248,000 in 2001 compared to $215,000 in 2000. New distributor enrollments decreased to 477 from 607 in 2000. Currency fluctuations have also had an impact on Canadian sales, as net sales in local dollars increased by 11% for 2001, as compared to 2000. During the second quarter of 2000, the Company closed its Canadian administrative office facility and has replaced it with a smaller distribution center. All customer service, sales and marketing support, accounting and other administrative services for the Canadian operation are being provided from the corporate office in Chesterfield, Missouri. As a result, the Canadian operation showed net income of $118,000 in 2001, as compared to a net loss of $88,000 in 2000.

     Net sales in Mexico in 2001 were $2,233,000 compared to $1,769,000 in 2000. Net sales in the fourth quarter 2001 were $584,000 compared to $465,000 in 2000. New distributor enrollments decreased in 2001 to 3,456 compared to 6,188 in 2000. Net sales continue to grow in Mexico on the strength of the sales management team in place, as compared to 2000. The distribution center network in Mexico continues to grow and become more established. The distribution centers are owned and operated by key distributors in order to facilitate sales and the delivery of product in cities outside of Mexico City. With the current inadequate delivery/distribution system in Mexico, this is a common method used by network marketing companies to distribute their products. The Company has also introduced Reliv' Delight, a powdered food supplement in the nature of a milk replacement, along with local versions of other products in the US product line during 2001. The net loss in this market decreased from $571,000 in 2000 to $215,000 in 2001 as a result of the improved sales and cost controls.

     Sales in the United Kingdom in 2001 were $391,000 compared to $388,000 in 2000. The Company hired a sales manager in January 2000 to improve sales efforts in this region, but sales growth has nevertheless been difficult to achieve. The Company is in the process of expanding sales in the region by shipping the Company's products to distributors and customers in the Republic of Ireland. Irish sales and fulfillment will be managed from the Reliv UK office.

     The Company ceased operations in Colombia effective October 1, 2001. After opening for business in this market during the first quarter of 2000, sales did not meet expectations and showed limited prospects for growth due to the increasing political instability in the country. Net sales for the first nine months of 2001 were only $46,000, compared to sales of $83,000 in 2000. The Company recognized a pre-tax charge of approximately $80,000 to shut down operations in Colombia.

     In December 2000, the Company began sales in its newest market, the Philippines. In its first full year of operations, net sales in 2001 were $2,693,000 with 11,269 distributor enrollments. Sales here have benefited from the involvement of distributors from the United States, Canada and Australia with ties to the Philippines. The Philippines operations had net income of $18,000 in 2001, its first full year of operations.

     The Company has provided manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. In 2001, the Company decided to phase out this line of business and production for the last significant customer concluded in the third quarter of 2001. Accordingly, net sales decreased in 2001 to $3,879,000 from $16,748,000 in 2000. Although this segment reported pre-tax income of $175,000 in 2001, low gross margins and declining production orders from the final significant customer led to the decision to discontinue the third-party production work. The results reported in this segment also include the production of the Reliv' brand products. Higher network marketing production requirements along with staffing reductions also contributed to the improved results of the manufacturing and packaging segment in 2001. The segment results for 2001 compare to pre-tax income of $25,000 in 2000.

     The Company's sales to third party customers consist of the Company purchasing raw materials, customer-specified packaging, and selling a finished product to the customer. Cost of products sold for the manufacturing and packaging segment for 2001 was 95.2% of net sales; an improvement from 95.6% in 2000. Even under optimal operating efficiencies, the gross margin for these customers was substantially less than margins in sales of network marketing products. In conjunction with the decision to discontinue the third party production work, the Company has taken steps to reduce payroll through layoffs and attrition. Over the course of 2001 and early 2002, the Company has reduced plant employment and related office positions by approximately 50 people, along with other cost reduction measures.

2000 vs. 1999

     The Company's 2000 net loss was $898,000 or $.09 per share. This compares with net loss of $1,400,000 or $.15 per share in 1999. Net income in the United States, the Company's primary market, was $198,000 in 2000, compared to net loss of $915,000 in 1999. The United States operation is comprised of the network marketing segment and the manufacturing and packaging services segment. In 2000, the network marketing segment in the United States had a net income of $178,000, and the manufacturing and packaging segment had pre-tax income of $25,000. Net loss from international operations was $999,000 in 2000, compared with a loss of $485,000 in 1999. Although the net loss in 2000 was reduced in comparison to 1999, the Company's results from operations were negatively impacted by losses in its international operations, highlighted by a pre-tax charge of

$407,000 related to the balance of the unamortized goodwill established when the Company purchased the UK entity in 1998. The Company's results were also negatively impacted by somewhat higher general and administrative expenses and higher interest expense.

     Net sales decreased in 2000 to $61,280,000, as compared to $69,278,000 in 1999, as a result of a 13% decrease in net sales in the United States from $64,694,000 in 1999 to $55,997,000 in 2000, the result of a decrease in net sales in its manufacturing and packaging segment. Net sales in the United States, which accounts for 91% of total net sales, is comprised of network marketing sales and manufacturing and packaging services. In 2000, the Company's network marketing sales in the United States were $39,249,000 compared to $37,402,000 in 1999, and net sales from manufacturing and packaging services decreased to $16,748,000 from $27,292,000 in 1999. Net sales in the foreign operations increased to $5,283,000 in 2000 from $4,584,000 in 1999.

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

     The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. These orders are placed at full retail price and can be ordered in quantities of less than full case lots. In the United States in 2000, the program processed a total of 25,126 orders for a net sales total of $2,494,000, compared to $5,807,000 in 1999. This amount has decreased because of a change in the Direct Select Program effective in February 2000 which allowed distributors to place orders for individual cans of product at their specified discount level, rather than at full retail price. The number of orders combined for wholesale and Direct Select increased by approximately 3,000 orders in 2000, as compared to 1999. The change in the Direct Select program merely changed the classification of the orders.

     In January 2000, the Company introduced four new products at its United States National Convention in Reno, NV. The product introduction included Reliv NOW for Kids, a nutritional supplement important for growing bodies, Reliv Soy Sense, a supplement that provides soy protein, a nutrient proven to lower the risk of heart disease, Reliv Ultrim Plus, a reformulated meal replacement product to assist in weight loss, and a new formula of Fibrestore, a fiber-rich antioxidant supplement. In May, 2000, the Company introduced

ReversAge, an anti-aging dietary supplement designed to slow down the aging process.

     The Company is continuing to develop existing marketing programs such as the "Star Director", "Ambassador" and "Road to Presidential" programs. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 2000, $1,479,000 was paid through this program compared to $1,315,000 in 1999. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. At year end 2000, there were 79 Ambassadors who shared in bonuses totaling $784,000, compared to 64 Ambassadors at the end of 1999 sharing bonuses of $584,000. The Road to Presidential Program, through training and rewards, is designed to encourage distributors to reach the highest level of earnings potential by building downline organizations.

     In Australia and New Zealand, net sales declined to $2,012,000 in 2000 from $2,544,000 in 1999. New distributor enrollments increased slightly in Australia and New Zealand to 1,245 from 1,186 in 1999. Distributor renewals in Australia were 55% and in New Zealand 45% in 2000 as compared to 56% and 39% in 1999, respectively. A number of factors continue to cause the decline in sales in these markets. The Australian and New Zealand dollars have declined in value against the United States dollar. This has has the effect of reducing net sales when reported in US dollars on a consolidated basis. Nonetheless, net sales in local dollars for Australia and New Zealand for 2000 still declined 11% and 19%, respectively, as compared to 1999. Other factors that have hurt sales in these markets include a new goods and services tax instituted in Australia effective July 1, 2000, increased competition from other network marketing companies, and continued difficulties in introducing new products due to tighter regulatory control over nutritional and dietary supplements.

     Net sales in Canada declined in 2000 to $913,000 from $993,000 in 1999. New distributor enrollments increased slightly to 607 from 568 in 1999. Currency fluctuations have also had an impact on Canadian sales. During the second quarter of 2000, the Company closed its Canadian administrative office facility and has replaced it with a smaller distribution center. All customer service, sales and marketing support, accounting and other administrative services for the Canadian operation are being provided from the corporate office in Chesterfield, Missouri. Expenses related to the closing of the Canadian facility, including severance payments to the office and sales staff, were incurred during the second quarter. The Company incurred approximately US$70,000 in expenses to close the office. The Company's Canadian operation showed a net profit in the fourth quarter of 2000 as a consequence of the closing.

     Net sales in Mexico in 2000 were $1,769,000 compared to $691,000 in 1999. New distributor enrollment increased in 2000 to 6,188 compared to 2,324 in 1999. Net sales have been affected positively by the efforts of the sales management team, plus the establishment of distribution centers owned and operated by key distributors in order to facilitate sales and the delivery of product in cities outside of Mexico City. With the inadequate distribution system in Mexico, this is a common method used by network marketing companies to distribute their products. The Company has submitted several products for regulatory approval. The net loss in this market increased as the result of expenses related to sales promotions and other sales and travel expenses that were greater than originally planned in an effort to build sales momentum.

     Sales in the United Kingdom in 2000 were $388,000 compared to $356,000 in 1999. The Company hired a sales manager in January 2000 to improve sales efforts in this region after having operated during 1999 without a sales manager. Sales growth has been traditionally difficult to achieve in this area. One factor affecting sales in the United Kingdom is the resistance in the local market to products containing genetically modified ingredients (GMO's). Many of the Company's products contain soy proteins made with genetically modified soy. During 2000, the Company reformulated its products to eliminate genetically modified ingredients in the UK, Australia and New Zealand.

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

     The Company provides manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. Net sales decreased in 2000 to $16,748,000 from $27,292,000 in 1999. This decrease follows the Company's decision to place less emphasis on this business, as unprofitable business was eliminated and steps were taken to improve the margins with its remaining customer. The results reported in this segment also include the production of the Reliv' brand products. This segment reported pre-tax income of $25,000 in 2000, compared to a pre-tax loss of $1,898,000 in 1999.

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

Cost of Sales

     During 2001, cost of network marketing products sold was 18.1% of net sales compared with 20.3% in 2000 and 19.8% in 1999. Cost of network marketing products sold was 19.9% in the fourth quarter of 2001 and 23.6% in 2000. Cost of goods for manufacturing and packaging services was 95.2% for 2001 and 95.6% for 2000.

Distributor Royalties and Commissions

     Distributor royalties and commissions as a percentage of network marketing sales increased to 38.3% in 2001 compared to 35.8% in 2000 and 36.5% in 1999. In the fourth quarter of 2001, distributor royalties and commissions were 38.2% compared to 38.6% in 2000. The increased percentage for 2001, as compared to prior years, is due to a change in the distributor compensation plan, effective September 1, 2000. Previously, distributors could purchase products from the Company at discounts ranging from 25% to 45%, with total royalties of 18% of retail sales paid to Master Affiliates on their organization's sales. After the modification, the discounts at the time of purchase were changed, ranging from 20% to 40%, with royalty payments totaling up to 23% to Master Affiliates. The effect of this change on the financial statements is that distributor royalties and commissions will increase as a percentage of net sales. However, this increase will be offset by improved gross margins on these sales. These expenses are governed by the distributor agreements and are directly related to the level of sales. Included in distributor royalties and commissions are royalties of $1,087,000 for 2001 earned through the Ambassador Program as compared to $784,000 in 2000 and $584,000 in 1999.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses increased to 38.8% as a percentage of net sales for 2001, from 33.5% in 2000, and 28.6% in 1999. The percentage change is primarily due to the decrease in sales of the manufacturing and packaging business segment in comparison to total SGA expenses. Selling, general and administrative expenses for 2001 were $10,000 greater than the total of $20,545,000 in 2000. The total for 2001 also includes $1,046,000 in SGA expenses for the first full year of operations in the Philippines, as compared to $147,000 in SGA expenses in the start up year of 2000.

     In 2001, total distribution and warehouse expenses increased slightly to $1,309,000 from $1,297,000 in 2000 due to the added expenses of the full-year operations of the Philippines. Distribution expenses in the manufacturing and packaging segment decreased from $741,000 in 2000 to $603,000 in 2001, as the result of the decrease in volume generated by manufacturing and packaging services.

     In 2001, sales incentive bonuses were $396,000, compared to $438,000 in 2000. Promotional trip expenses increased to $815,000 in 2001, as compared to $743,000 in 2000. All of the increases occurred in the United States market, as it conducted two major promotional trip programs in 2001. Overall, sales and marketing expenses increased by $356,000, or 5% in 2001.

     Total staff compensation and fringes decreased by 1%, or $90,000, primarily due to reductions in the US sales staff. The decrease in the sales staff more than offset the additional $146,000 in compensation expenses from the first full year of the Philippines operations.

     Another significant component of SGA expenses in 2001 was the adjustment of the cash surrender value of the executive life insurance policies. The Company incurred a charge of $125,000 as the result of the decline in the market value of the underlying investments. This corresponds with the overall stock market decline experienced in 2001. In 2000, the Company took a similar charge of $168,000.

Interest Expense

     Interest expense in 2001 was $527,000, compared to $639,000 in 2000 and $585,000 in 1999. Interest expense in 2001 was lower as the result of lower interest rates and a decrease in the use of short-term borrowings. Interest expense in 2000 increased, as compared to 1999, as the result of increased short-term borrowings.

Income Taxes

     Income taxes expense for 2001 was $219,000. As a result of pre-tax losses, the income tax benefit in 2000 was $251,000, and the income tax benefit for 1999 was $770,000. The effective tax rate for 2001 was 41.5%. Various non-deductible expenses, including the reduction in the value of the executive life insurance policies, resulted in the increase over the U.S. statutory tax rate of 34%. Effective tax rates for 2000 and 1999 were 22% and 35%, respectively. The 2000 tax benefit was carried back against the 1998 earnings, and the 1999 tax benefit was carried back against 1997's earnings.

Financial Condition

     The Company generated $1,937,000 of net cash during 2001 from operating activities and increased cash by $40,000 through long-term financing. This compares to $413,000 of cash provided by operating activities and $365,000 generated through long-term financing and use of the lines of credit in 2000. Cash and cash equivalents increased by $60,000 to $1,259,000 by year-end 2001. The Company's net investing activities used $293,000 in 2001. The Company used $1,462,000 to repay the line of credit, long-term borrowings and capital lease obligations and $116,000 to purchase treasury stock in 2001.

     Current assets decreased to $6,514,000 at December 31, 2001 from $9,276,000 as of December 31, 2000. Cash and cash equivalents increased by $60,000 as described above.

Accounts receivable decreased to $548,000 at December 31, 2001 from $2,447,000 at December 31, 2000. The decrease is due to the Company termination of production and sales to its last significant third party packaging customer. At December 31, 2001 and 2000, the Company has reserved $5,000 as an allowance for uncollectible accounts receivable.

     Inventories decreased to $4,142,000 at December 31, 2001 from $4,530,000 at year-end 2000, primarily as a result of the decrease in raw material inventories no longer required for the contract packaging business.

     Refundable income taxes decreased to $136,000 at the end of 2001 from $664,000 as of the end of 2000. The decrease is due to the tax benefit from the loss incurred in 2000, as compared to the net income position of 2001.

     Property, plant and equipment, after dispositions, increased $282,000 to $15,952,000 at December 31, 2001 compared to $15,670,000 at December 31, 2000.
Acquisitions were primarily funded with cash generated from operations.

     Current liabilities decreased to $6,047,000 at December 31, 2001 from $9,291,000 at December 31, 2000. Trade accounts payable decreased to $2,881,000 at December 31, 2001, from $5,265,000 at December 31, 2000, primarily due to the reduction of purchases for the manufacturing and packaging business. Distributor commissions payable increased $45,000 to $1,244,000 at year-end 2001 as a result of increase in net sales in December 2001 as compared to December 2000. Borrowings under the line of credit decreased to $986,000 from $1,918,000 at December 31, 2000.

     Long-term debt and non-current capital lease obligations decreased to $4,650,000 at December 31, 2001, from $5,046,000 at December 31, 2000. The
Company has a term loan with an outstanding balance of $4,062,000 as of December 31, 2001. This loan provided financing for the expansion of its facility in 1997. This note was renewed by its lender in March 2001, extending the maturity to March 2004, with the interest rate continuing at 8.5%. The Company has a term loan with a principal balance of $90,000 as of December 31, 2001, as well as long-term debt totaling $531,000, relating to the purchase of its original building and land. The Company also has a series of private placement notes payable with a remaining principal balance of $208,000. These notes provided the initial funding of the Philippines operation and are payable in quarterly installments equal to 2% of Philippines sales at suggested retail, including interest at 9% per annum.

     Stockholders' equity increased to $5,827,000 at December 31, 2001, compared with $5,646,000 at December 31, 2000. The increase is primarily due to the 2001 net income of the Company, reduced by treasury stock purchases of $116,000. Stockholders' equity was also negatively impacted by the strengthening of the U.S. dollar against the currency of several of its' subsidiaries, in particular, Australia, New Zealand, Philippines, and Canada. A stronger Mexican peso vs. the U.S. dollar offset these other weakening currencies . This impact appears in the form of the decrease in the foreign currency translation adjustment. This cumulative adjustment declined from a debit balance of $624,000 as of December 31, 2000, to a debit balance of $689,000, as of December 31, 2001.

     At December 31, 2001, the Company's working capital balance had improved by $482,000 since December 31, 2000. The current ratio at December 31, 2001 improved to 1.08 from 1.00 at 2000 year-end. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory. The maximum borrowing limit is $1,000,000, with an interest rate of prime plus .50%. At December 31, 2001, the Company had utilized $986,000 of the line of credit, with no additional borrowings available. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2002.

Critical Accounting Policies

     Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgement areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Inventories

     Inventories are valued at the lower of cost or market. Product cost includes raw material, labor and overhead costs, and is accounted for using the first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels in each country's product line for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when necessary.

Legal Proceedings

     In the ordinary course of business, we are subject to various legal proceedings, including lawsuits and other claims related to labor, product and other matters. We are required to assess the likelihood of adverse judgments and outcomes to these matters as well as the range of potential loss. Such assessments are required to determine whether a loss contingency reserve is required under the provisions of SFAS No. 5, Accounting for Contingencies, and to determine the amount of required reserves, if any. These assessments are subjective in nature. Management makes these assessments for each individual matter based on consultation with outside counsel and based on prior experience with similar claims. To the extent additional information becomes available or our strategies or assessments change, our estimates of potential liability for a given matter may change. Changes to estimates of liability would result in a corresponding additional charge or benefit recognized in the statement of operations in the period in which such changes become known. We recognize the costs associated with legal defense in the periods incurred. Accordingly, the future costs of defending claims are not included in our estimated liability.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

     The statements contained in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward- looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate", "plan", "expect", "believe", "estimate", and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

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

     The Company also is exposed to market risk in changes in interest rates on its long- term debt arrangements and commodity prices in some of the raw materials it purchases for its manufacturing needs. However, neither presents a risk that would have a material effect on the Company's results of operations or financial condition.

Item No. 8 - Financial Statements and Supplementary Data

     Reference is made to the  Consolidated  Financial  Statements  contained in
Part IV hereof.

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on May 23, 2002, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on May 23, 2002, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on May 23, 2002, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on May 23, 2002, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

PART IV

Item No. 14 - Exhibits, Financial Statement Schedules and Reports on Form 8K

     (a)  1.   The  Consolidated  Financial  Statements  filed  as  part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial
               Statement Schedules.

          2. The Consolidated Financial Statement Schedule filed as part of this report on Form 10-K is listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

          3.   Exhibits:

                                                                        Exhibit
         Document                                                        Number
         --------                                                       -------

Certificate of Incorporation (incorporate
by reference Appendix B of the Form 14A
the Registrant filed April 22, 1999)                                      3.1

By-Laws (incorporate by reference Appendix
C of the Form 14A the Registrant filed
April 22, 1999)                                                           3.2

Amendment to By-Laws dated March 22, 2001                                 3.3

Amended Exclusive License Agreement
(incorporate by reference Exhibit 10.1
to the Form 10-K of the Registrant
for year ended December 31, 1992)                                        10.1

Asset Purchase Agreement
(Australian Joint Venture)
(incorporate by reference Exhibit 10.2
to the Form 10-K of the Registrant
for year ended December 31, 1992)                                        10.2

Master Agent Agreement
(re: Australia)
(incorporate by reference Exhibit 10.3
to the Form 10-K of the Registrant for year
ended December 31, 1992)                                                 10.3

                                                                        Exhibit
         Document                                                        Number
         --------                                                       -------

1995 Stock Option Plan
(incorporate by reference Exhibit 10.7 to
the Form 10-K of the Registrant for year
ended December 31, 1995)                                                 10.4

Montgomery Employment Agreement dated June 1, 1997
(incorporate by reference Exhibit 10.6 to the
Form 10-K of the Registrant for year ended December 31, 1997)            10.5

Hastings Employment Agreement dated June 1, 1997
(incorporate by reference Exhibit 10.8 to the
Form 10-K of the Registrant for year ended December 31, 1997)            10.6

Kreher Employment Agreement dated April 13, 1994
(incorporate by reference Exhibit 10.14 to the Registrant's
Form 10-Q for quarter ended June 30, 1994).                              10.7

Agreement with Traco Labs, Inc.
(incorporate by reference Exhibit 10.14
to the Form 10-K of the Registrant for
year ended December 31, 1996)                                            10.8

Line of Credit Note dated November 15, 2001 in the
amount of $1,000,000 with Southwest Bank of St. Louis                    10.9

Deed of Trust Note dated September 2, 1997 in the amount
of $4,430,000 with Southwest Bank of St. Louis (incorporate
by reference Exhibit 10.18 to the Form 10-K of the Registrant
for year ended December 31, 1998)                                        10.10

Modification Agreement dated March 1, 2001
with Southwest Bank of St. Louis                                         10.11

                                                                        Exhibit
         Document                                                        Number
         --------                                                       -------

Reliv' International, Inc. Supplemental Executive
Retirement Plan dated June 1, 1998
(incorporate by reference Exhibit 10.19 to the Form
10-K of the Registrant for year ended December 31, 1998)                 10.12

Stock Purchase Agreement dated October 1, 1998 among
Reliv' World Corporation, Reliv' Europe, Inc. and Global
Nutrition, Inc. regarding purchase of Reliv' UK, Ltd.
(incorporate by reference Exhibit 10.20 to the Form
10-K of the Registrant for year ended December 31, 1998)                 10.13

1999 Stock Option Plan (incorporate by reference to
Form S-8 Registration Statement the Registrant filed April 7, 2000)      10.14

2001 Stock Option Plan (incorporate by reference to
Form S-8 Registration Statement the Registrant filed August 14, 2001)    10.15

Agreement with Hydron Technologies, Inc.
dated March 1, 2001                                                      10.16

Statement re: computation of per
share earnings (incorporate by reference
to Note 8 of the Consolidated Financial
Statements contained in Part IV)                                         11

Subsidiaries of the Registrant
(incorporate by reference
the Registrants's Response to
Item 1 of Part I of this Form 10-K)                                      22

Consent of Ernst & Young L.L.P.,
Independent Auditors                                                     23

(b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

(c) The Exhibits listed in subparagraph (a)(3) of this Item 14 are attached hereto unless incorporated by reference to a previous filing.

(d) The Schedule listed in subparagraph (a)(2) of this Item 14 is attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     RELIV' INTERNATIONAL, INC.
------------------------------------

By:  /s/Robert L. Montgomery
   -----------------------------------------------------------------------------
     Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date: March 27, 2002

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Robert L. Montgomery
   -----------------------------------------------------------------------------
     Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer, Treasurer

Date: March 27, 2002

By:  /s/ David G. Kreher
   -----------------------------------------------------------------------------
     David G. Kreher, Senior Vice President, Assistant Secretary (principal financial and accounting officer)

Date: March 27, 2002

By:  /s/ Carl W. Hastings
   -----------------------------------------------------------------------------
     Carl W. Hastings, Executive Vice President, Assistant Secretary, Director

Date: March 27, 2002

By:  /s/ Thomas W. Pinnock
   -----------------------------------------------------------------------------
     Thomas W. Pinnock III, Director

Date: March 27, 2002

By:  /s/ Stephen M. Merrick
   -----------------------------------------------------------------------------
     Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 27, 2002

By:  /s/ Donald L. McCain
   -----------------------------------------------------------------------------
     Donald L. McCain, Director

Date: March 27, 2002

By:  /s/ John Akin
   -----------------------------------------------------------------------------
     John Akin, Director

Date: March 27, 2002

By:  /s/ Sandra S. Montgomery
   -----------------------------------------------------------------------------
     Sandra S. Montgomery, Director

Date: March 27, 2002

By:  /s/ Thomas T. Moody
   -----------------------------------------------------------------------------
     Thomas T. Moody, Director

Date: March 27, 2002

By:  /s/ Marvin W. Solomonson
   -----------------------------------------------------------------------------
     Marvin W. Solomonson, Director

Date: March 27, 2002

By:  /s/ Lynn Stiles
   -----------------------------------------------------------------------------
     Lynn Stiles, Director

Date: March 27, 2002

                           Reliv' International, Inc.

                                and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 2001, 2000, and 1999




                                    Contents

Consolidated Financial Statements:
  Report of Independent Auditors.............................................F-1
  Consolidated Balance Sheets as of December 31, 2001 and 2000...............F-2
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000, and 1999.......................................F-4
  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2001, 2000, and 1999.......................................F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000, and 1999.......................................F-6
  Notes to Consolidated Financial Statements - December 31, 2001.............F-8

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts for the years ended
     December 31, 2001, 2000, and 1999......................................F-28

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

Board of Directors and Stockholders
Reliv' International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv' International, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv' International, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/ Ernst & Young LLP


St. Louis, Missouri
March 8, 2002

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                     December 31
                                                                              2001                 2000
                                                                           -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $1,258,821          $ 1,198,682
   Accounts and notes receivable, less allowances of $5,000 in 2001
     and 2000                                                                 548,035            2,446,595
   Accounts due from employees and distributors                                50,200               31,764
   Inventories:
     Finished goods                                                         2,313,058            2,584,895
     Raw materials                                                          1,391,237            1,459,960
     Sales aids and promotional materials                                     437,371              484,936
                                                                           -------------------------------
   Total inventories                                                        4,141,666            4,529,791

   Refundable income taxes                                                    136,263              663,735
   Prepaid expenses and other current assets                                  362,287              322,131
   Net deferred income taxes                                                   17,000               83,174
                                                                           -------------------------------
Total current assets                                                        6,514,272            9,275,872

Other assets                                                                  646,018              849,691
Note receivable from officer                                                   59,250               59,250
Accounts due from employees and distributors                                   43,741               88,623

Property, plant, and equipment                                             15,951,977           15,669,705
Less accumulated depreciation and amortization                             (6,276,781)          (5,548,026)
                                                                           -------------------------------
                                                                            9,675,196           10,121,679
                                                                           -------------------------------

Total assets                                                               16,938,477          $20,395,115
                                                                           ===============================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                                                                                     December 31
                                                                               2001                 2000
                                                                           --------------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                   $ 4,640,615          $ 6,864,415
   Income taxes payable                                                          6,153                   --
   Borrowings under line of credit                                             985,922            1,918,080
   Current maturities of long-term debt                                        279,733              332,466
   Current maturities of capital leases                                        134,682              176,094
                                                                           --------------------------------
Total current liabilities                                                    6,047,105            9,291,055

Noncurrent liabilities:
   Capital lease obligations, less current maturities                            8,862              143,900
   Long-term debt, less current maturities                                   4,641,384            4,901,788
   Other noncurrent liabilities                                                414,276              412,610
                                                                           --------------------------------
Total noncurrent liabilities                                                 5,064,522            5,458,298

Stockholders' equity:
   Preferred stock, par value $.001 per share; 3,000,000 shares
     authorized; none issued and outstanding                                        --                   --
   Common stock, par value $.001 per share; 20,000,000 shares authorized, 9,654,884 shares issued and 9,563,267 shares
     outstanding in 2001 and 9,654,505 shares issued and
     outstanding in 2000                                                         9,655                9,655
   Additional paid-in capital                                                9,119,934            9,074,756
   Notes receivable - officers and directors                                   (19,289)             (26,650)
   Treasury stock - 91,617 shares in 2001                                     (115,558)                  --
   Accumulated deficit                                                      (2,479,285)          (2,787,725)
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment                                 (688,607)            (624,274)
                                                                           --------------------------------
Total stockholders' equity                                                   5,826,850            5,645,762


                                                                           --------------------------------
Total liabilities and stockholders' equity                                 $16,938,477          $20,395,115
                                                                           ================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                 Year ended December 31
                                                       2001                2000                  1999
                                                   ------------------------------------------------------

Sales at suggested retail                          $74,410,042          $83,496,234          $90,085,780
Less distributor allowances on
   product purchases                                21,466,995           22,216,449           20,807,613
                                                   ------------------------------------------------------
Net sales                                           52,943,047           61,279,785           69,278,167

Costs and expenses:
   Cost of products sold                            12,562,385           25,023,444           35,861,931
   Distributor royalties and commissions            18,795,153           15,929,756           15,316,965
   Selling, general, and administrative             20,555,649           20,545,175           19,834,063
   Impairment of goodwill (see Note 2)                      --              407,292                   --
                                                   ------------------------------------------------------
                                                    51,913,187           61,905,667           71,012,959
                                                   ------------------------------------------------------
Income (loss) from operations                        1,029,860             (625,882)          (1,734,792)

Other income (expense):
   Interest expense                                   (527,208)            (639,172)            (585,255)
   Other income                                         24,788              115,626              149,866
                                                   ------------------------------------------------------
Income (loss) before income taxes                      527,440           (1,149,428)          (2,170,181)
Provision (benefit) for income taxes                   219,000             (251,000)            (770,000)
                                                   ------------------------------------------------------
Net income (loss)                                  $   308,440          $  (898,428)         $(1,400,181)
                                                   ======================================================


Earnings (loss) per common share                          $.03                $(.09)               $(.15)
                                                   ======================================================

Earnings (loss) per common share  -
   Assuming dilution                                      $.03                $(.09)               $(.15)
                                                   ======================================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                      Common Stock                         Notes Receivable
                                             ----------------------------   Additional     - Officers and    Accumulated
                                                 Shares        Amount     Paid-In Capital     Directors        Deficit
                                             --------------------------------------------------------------------------


Balance at December 31, 1998                  9,653,502       $9,653      $ 9,170,111      $ (44,746)      $  (354,195)
   Net loss                                          --           --               --             --        (1,400,181)
   Other comprehensive income/(loss):
      Foreign currency translation
        adjustment                                   --           --               --             --                --

   Total comprehensive loss

   Common stock purchased for treasury               --           --               --             --                --
   Cancellation of treasury stock              (102,400)        (102)         (97,280)            --           (38,416)
   Repayment of loan by officers and
     directors                                       --           --               --          6,529                --
   Dividends paid ($.01 per share)                   --           --               --             --           (96,505)
                                             --------------------------------------------------------------------------
Balance at December 31, 1999                  9,551,102       $9,551      $ 9,072,831      $ (38,217)      $(1,889,297)
                                             --------------------------------------------------------------------------
   Net loss                                          --           --               --             --          (898,428)
   Other comprehensive income/(loss):
      Foreign currency translation
        adjustment                                   --           --               --             --                --

   Total comprehensive loss

    Repayment of loan by officers and
      directors                                      --           --               --         11,567                --
    Warrants granted under distributor
     stock purchase plan                             --           --            1,140             --                --
    Options exercised                           102,540          103             (103)            --                --
    Warrants exercised                              863            1              888             --                --
                                             --------------------------------------------------------------------------
Balance at December 31, 2000                  9,654,505       $9,655      $ 9,074,756      $ (26,650)      $(2,787,725)
                                             --------------------------------------------------------------------------
   Net income                                        --           --               --             --           308,440
   Other comprehensive income/(loss):
      Foreign currency translation
        adjustment                                   --           --               --             --                --

   Total comprehensive income                        --           --               --             --                --

    Repayment of loan by officers and
      directors                                      --           --               --          7,361                --
    Warrants granted under distributor
     stock purchase plan                             --           --            9,384             --                --
    Tax benefit from exercise of options             --           --           35,404             --                --
    Common stock purchased for treasury              --           --               --             --                --
    Warrants exercised                              379           --              390             --                --
                                             --------------------------------------------------------------------------
Balance at December 31, 2001                  9,654,884       $9,655      $ 9,119,934      $ (19,289)      $(2,479,285)
                                             ==========================================================================

                                              Accumulated
                                                 Other              Treasury Stock
                                             Comprehensive     -------------------------
                                              Income/(Loss)      Shares           Amount         Total
                                             ---------------------------------------------------------


Balance at December 31, 1998                 $(440,657)           --         $     --      $ 8,340,166
   Net loss                                         --            --               --       (1,400,181)
   Other comprehensive income/(loss):
   Foreign currency translation
       adjustment                              104,507            --               --          104,507
                                                                                           -----------
   Total comprehensive loss                                                                $(1,295,674)
                                                                                           -----------
   Common stock purchased for treasury              --       102,400         (135,798)        (135,798)
   Cancellation of treasury stock                   --      (102,400)         135,798               --
   Repayment of loan by officers and
     directors                                      --            --               --            6,529
   Dividends paid ($.01 per share)                  --            --               --          (96,505)
                                             ---------------------------------------------------------
Balance at December 31, 1999                 $(336,150)           --         $     --      $ 6,818,718
                                             ---------------------------------------------------------
   Net loss                                         --            --               --         (898,428)
   Other comprehensive income/(loss):
      Foreign currency translation
       adjustment                             (288,124)           --               --         (288,124)
                                                                                           -----------
   Total comprehensive loss                         --            --               --      $(1,186,552)
                                                                                           -----------
    Repayment of loan by officers and
      directors                                     --            --               --           11,567
    Warrants granted under distributor
      stock purchase plan                           --            --               --            1,140
    Options exercised                               --            --               --               --
    Warrants exercised                              --            --               --              889
                                             ---------------------------------------------------------
Balance at December 31, 2000                 $(624,274)          --          $     --      $ 5,645,762
                                             ---------------------------------------------------------
   Net income                                       --            --               --          308,440
   Other comprehensive income/(loss):
      Foreign currency translation
        adjustment                             (64,333)           --               --          (64,333)
                                                                                           -----------
   Total comprehensive income                       --            --               --      $   244,107
                                                                                           -----------
    Repayment of loan by officers and
      directors                                     --            --               --            7,361
    Warrants granted under distributor
      stock purchase plan                           --            --               --            9,384
    Tax benefit from exercise of options            --            --               --           35,404
    Common stock purchased for treasury             --        91,617         (115,558)        (115,558)
    Warrants exercised                              --            --               --              390
                                             ---------------------------------------------------------
Balance at December 31, 2001                 $(688,607)       91,617      $  (115,558)     $ 5,826,850
                                             ==========================================================



See accompanying notes

                   Reliv' International, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                       Year ended December 31
                                                              2001              2000             1999
                                                         -----------------------------------------------

Operating activities
Net income (loss)                                        $   308,440       $  (898,428)      $(1,400,181)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation                                            743,078         1,080,247         1,068,471
     Amortization of goodwill                                     --            52,554            52,554
     Impairment charge for goodwill                               --           407,292                --
     Compensation expense for warrants granted                 9,384             1,140                --
     Tax benefit from exercise of options                     35,404                --                --
     Provision for losses on accounts receivable                  --                --           431,625
     Provision for deferred income taxes                      66,171            57,098           (61,225)
     Foreign currency transaction (gain)/loss                (16,547)           21,376           (23,782)
     (Increase) decrease in accounts and notes
       receivable                                          1,940,351          (347,245)         (561,104)
     (Increase) decrease in inventories                      358,768            85,966          (740,168)
     (Increase) decrease in refundable income taxes          527,202           188,950          (541,074)
     (Increase) decrease in prepaid expenses and
       other current assets                                  (39,678)          (25,084)          138,244
     (Increase) decrease in other assets                     201,587           150,903          (313,383)
     Increase (decrease) in accounts payable and
       accrued expenses                                   (2,198,836)         (360,404)          834,360
     Increase (decrease) in income taxes payable               6,192            (1,370)          (55,749)
     Decrease in unearned income                              (5,003)               --          (102,712)
                                                         -----------------------------------------------
Net cash provided by (used in) operating activities        1,936,513           412,995        (1,274,124)

Investing activities
Proceeds from sale of property, plant, and
   equipment                                                      --            23,464                --
Purchase of property, plant, and equipment                  (300,121)         (440,224)       (1,081,746)
Repayment of loans by officers and directors                   7,361           116,567             6,529
                                                         -----------------------------------------------
Net cash used in investing activities                       (292,760)         (300,193)       (1,075,217)

Financing activities
Proceeds from long-term borrowings and line of
   credit                                                     40,463           365,094         1,779,162
Principal payments on long-term borrowings and
   line of credit                                         (1,285,395)         (466,829)         (419,863)
Principal payments under capital lease obligations          (176,450)         (137,617)         (163,654)
Proceeds from warrants exercised                                 390               889                --
Dividends paid                                                    --                --           (96,505)
Purchase of treasury stock                                  (115,558)               --          (135,798)
                                                         -----------------------------------------------
Net cash (used in) provided by financing activities       (1,536,550)         (238,463)          963,342
Effect of exchange rate changes on cash and cash
   equivalents                                               (47,064)         (207,357)          100,895
                                                         -----------------------------------------------
Increase (decrease) in cash and cash equivalents              60,139          (333,018)       (1,285,104)
Cash and cash equivalents at beginning of year             1,198,682         1,531,700         2,816,804
                                                         -----------------------------------------------
Cash and cash equivalents at end of year                 $ 1,258,821       $ 1,198,682       $ 1,531,700
                                                         ===============================================

                   Reliv' International, Inc. and Subsidiaries

                                                          Year ended December 31
                                                     2001          2000          1999
                                                   ------------------------------------

Supplemental disclosures of cash flow
  information:

  Cash paid during the year for:

        Interest                                   $532,187      $605,565      $581,235
                                                   ====================================

        Income taxes                               $200,220      $219,500      $ 55,710
                                                   ====================================

  Noncash investing and financing transactions:

         Capital lease obligations entered into         --      $ 56,598      $104,285
                                                   ====================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv' International, Inc. (the Company) produces a line of food products including nutritional supplements, diet management products, granola bars, and sports drink mixes. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico, the United Kingdom, and the Philippines. In addition, the Company provides manufacturing and packaging services for unrelated customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost or market. Product cost includes raw material, labor and overhead costs and is accounted for using the first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels in each country, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when necessary.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income/loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The effect on the statements of operations of transaction gains and losses is insignificant for all years presented.

Income Taxes

The provision for income taxes is computed using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The primary difference between financial statement and taxable income results from financial statement accruals and reserves.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company grants stock options at an exercise price not less than the fair value of the shares at the date of grant, no compensation expense is recognized. As permitted by SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, effective for years beginning after December 1995, the Company has elected the disclosure-only alternative of this pronouncement in a note to these financial statements (see Note 9).

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

Shipping and Handling Costs

The Company records shipping and handling costs as a component of cost of products sold.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The company recorded $32,000, $30,000 and $35,000 of advertising expense in 2001, 2000 and 1999 respectively.

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Reliv UK, Ltd. - Goodwill Impairment

The Company owns a 98.5% interest in Reliv Europe, the holding company of Reliv UK, Ltd. (Reliv UK). In December 2000, the Company recorded a noncash accounting charge related to the unamortized balance of the goodwill established when Reliv UK was purchased in 1998. The Company performed an impairment review as the result of the forecast for continuing losses for the entity. As a result of the Company's review, the Company determined the unamortized goodwill of $407,292 was impaired, and it was written off in full. This nonrecurring charge, which has been reported as a separate line item in loss from operations in the accompanying 2000 consolidated statement of operations, had no impact on the Company's 2000 cash flows or its ability to generate cash flows in the future.

3. Research and Development Expenses

Research and development expenses of $355,000,  $410,000,  and $393,000 in 2001,
2000  and  1999,   respectively,   were   charged  to  selling,   general,   and
administrative expenses as incurred.

4. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2001 and 2000, consist of the following:

                                                         2001               2000
                                                    -------------------------------

Land                                                $    829,222       $    829,222
Building                                               8,441,164          8,399,277
Machinery and equipment                                4,030,689          3,984,971
Office equipment                                         565,085            494,266
Computer equipment and software                        2,085,817          1,961,969
                                                    -------------------------------
                                                      15,951,977         15,669,705
Less accumulated depreciation and amortization        (6,276,781)        (5,548,026)
                                                    -------------------------------
                                                    $  9,675,196       $ 10,121,679
                                                    ===============================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2001 and 2000, consist of the following:


                                                         2001               2000
                                                    -------------------------------

Trade payables                                      $  2,880,565       $  5,264,706
Distributors commissions                               1,244,439          1,199,522
Sales taxes                                              260,643            171,639
Interest expense                                          60,499             65,478
Payroll and payroll taxes                                192,673            148,573
Other                                                      1,796             14,497
                                                    -------------------------------
                                                    $  4,640,615       $  6,864,415
                                                    ===============================

6. Short-Term Borrowings

In November 2001, the Company renewed its line of credit with a maximum borrowing limit of $1,000,000. The limit is based on a collateral-based formula of accounts receivable and inventory. Borrowings under this line of credit are due on demand and bear interest, payable monthly, at the prime rate plus .50%, which was 5.25% at December 31, 2001 and 9.5% at December 31, 2000. The maturity date of the line is May 2002. A portion of the Company's inventory and property, plant, and equipment with a net book value of $3,901,400 as of December 31, 2001 are pledged as security under the terms of the agreement. As of December 31, 2001, the Company's outstanding balance was $985,922 on the line of credit and no additional borrowings were available.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

7. Long-Term Debt

Long-term debt at December 31, 2001 and 2000, consists of the following:

                                                      2001              2000
                                                  -----------------------------
Industrial revenue bonds payable in
  monthly installments (including
  interest at 85% of prime) not to
  exceed $9,611, commencing August 1,
  1991; secured by land and building
  (net book value $2,641,500 at December
  31, 2001); balance due on March 1, 2005         $   326,559       $   405,792

Note payable in monthly installments
  (including interest at prime and
  additional interest at 15% of prime on
  the balance of the industrial revenue
  bonds) equal to $9,611 less
  installment applied to industrial
  revenue bond, commencing August 1,
  1991; unsecured; balance due on March
  1, 2005                                             204,755           204,755

Term loan payable in monthly
  installments of $19,550, including
  interest at 8.5% through April 2001;
  secured by equipment and inventory
  (net book value of $5,075,600 at
  December 31, 2000)                                       --            58,130

Term loan payable in monthly
  installments of $38,802, including
  interest at 8.5%, with the balance due
  March 2004; secured by land and
  building (net book value of $5,189,900
  at December 31, 2001)                             4,061,927         4,158,073

Term loan payable in monthly
  installments of $7,303, including
  interest at 7.75% with the balance due
  February 2003; secured by equipment
  (net book value of $134,700 at
  December 31, 2001)                                   90,254           167,504

Private placement notes payable in
  quarterly installments equal to 2% of
  Philippine sales at suggested retail
  (including interest at 9%), commencing
  on July 1, 2000; unsecured; balance
  due on July 1, 2005                                 208,092           240,000

Note payable in monthly installments of
  $748, including interest at 17.00%
  with the balance due June 2004;
  secured by equipment (net book value
  of $24,600 at December 31, 2001)                     16,832                --

Note payable in monthly installments of
  $584, including interest at 19.28%
  with the balance due April 2004;
  secured by equipment (net book value
  of $18,600 at December 31, 2001)                     12,698                --
                                                  -----------------------------
                                                    4,921,117         5,234,254
Less current maturities                              (279,733)         (332,466)
                                                  -----------------------------
                                                  $ 4,641,384       $ 4,901,788
                                                  =============================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

7. Long-Term Debt (continued)

Principal maturities of long-term debt, at December 31, 2001 are as follows:

              2002                                            $     279,733
              2003                                                  269,399
              2004                                                3,926,332
              2005                                                  445,653
                                                           ----------------
                                                              $   4,921,117
                                                           ================

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Year ended December 31
                                                         2001             2000              1999
                                                      --------------------------------------------


Numerator:
   Numerator for basic and diluted earnings per
     share - net income (loss)                       $  308,440      $  (898,428)      $(1,400,181)
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                          9,642,000        9,563,000         9,633,000
   Effect of dilutive securities:
      Employee stock options and other warrants         100,000               --                --
                                                      --------------------------------------------
   Denominator for diluted earnings per share -
     adjusted weighted average shares                 9,742,000        9,563,000         9,633,000
                                                      ============================================

Basic earnings (loss) per share                           $0.03           $(0.09)           $(0.15)
                                                      ============================================
Diluted earnings (loss) per share                         $0.03           $(0.09)           $(0.15)
                                                      ============================================

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

9. Stock Options, Warrants, and Distributor Stock Purchase Plan

Stock Options

In May 1999, the Company adopted an incentive stock option plan which provides for the grant of incentive stock options and nonqualified stock options for employees (including officers) and other consultants and advisors of the Company. A maximum of 1,000,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted. In December 1999, options for 922,000 shares were issued at an exercise price of between $1.125 and $1.2375 per share.

In December 1999, options granted in 1994 from an incentive stock option plan for key employees expired. These options were reissued as nonqualified stock options in December 1999, with an expiration date of December 2004. Options for 440,000 shares were issued at an exercise price of $2.045 per share.

In May 2001, the Company adopted another incentive stock option plan similar to the 1999 plan. A maximum of 1,000,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted. In July 2001, options for 977,000 shares were issued at an exercise price of between $1.05 and $1.155 per share.

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

The Company records expense under the fair value method of SFAS No. 123 for options and warrants granted to distributors. Total expense recorded for these options and warrants was $9,384, $1,140 and $0 in 2001, 2000, and 1999, respectively.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

9. Stock Options, Warrants, and Distributor Stock Purchase Plan (continued)

Stock Options (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 4.78% for 2001, 5.11% to 6.87% for 2000, and 6.12% to 6.29% for 1999; dividend yield of zero for 2001 and 2000, and .50% for 1999; volatility factor of the expected price of the Company's stock of .729 for 2001, .745 for 2000, and .667 for 1999; and a weighted average expected life of 4.51 years. The weighted average fair value of stock options granted during 2001, 2000, and 1999 was $.63 , $.98, and $.58 per share, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the vesting period. The effects of applying the pro forma disclosure provisions of SFAS No. 123 are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows:

                                             2001             2000                1999
                                          -------------------------------------------------

Pro forma net income (loss)               $   48,073      $  (1,318,935)      $  (1,851,570)

Pro forma earnings (loss) per share:

       Basic                                    $.01              $(.14)              $(.19)
       Diluted                                  $.00              $(.14)              $(.19)

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

9. Stock Options, Warrants, and Distributor Stock Purchase Plan (continued)

Stock Options (continued)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                      2001                        2000                        1999
                          ------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                             Options        Price        Options        Price        Options        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                 2,039,000         $1.740     2,391,600        $1.663     1,474,850        $2.021
Granted:
  Price = fair value         781,000          1.050        69,000         1.612       722,000         1.125
  Price > fair value         196,000          1.155            --            --       640,000         1.793
Exercised                         --             --      (400,600)        1.262            --            --
Forfeited                   (203,500)         2.354       (21,000)        1.571      (445,250)        2.165
                          ----------                   ----------                  ----------
Outstanding at end of
  year                     2,812,500         $1.463     2,039,000        $1.740     2,391,600        $1.663
                          ==========                   ==========                  ==========

Exercisable at end of
  year                     1,944,681                    1,693,679                   1,711,031
                          ==========                   ==========                  ==========


                             As of December 31, 2001

                              Options Outstanding                                      Options Exercisable
                      -------------------------------------                     ----------------------------------
 Range of Exercise        Number          Weighted Avg.       Weighted Avg.         Number        Weighted Avg.
       Prices           Outstanding      Remaining Life       Exercise Price     Exercisable     Exercise Price
--------------------- ---------------- -------------------- ------------------- --------------- ------------------
$1.05-$2.00              1,933,500            3.78               $1.127           1,065,681          $1.143
$2.01-$3.00                790,000            2.53                2.101             790,000           2.101
$3.125                      89,000            0.96                3.125              89,000           3.125
                      ------------                                              -----------
$1.05-$3.125             2,812,500            3.34               $1.463           1,944,681          $1.622
                      ============                                              ===========

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

9. Stock Options, Warrants, and Distributor Stock Purchase Plan (continued)

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the "Ambassador" status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company's common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company's common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company's common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999, and a total of 50,034, 32,837 and 36,075 warrants were issued during the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average fair value of warrants granted during 2001, 2000 and 1999 were $.57, $.60 and $.49 per share, respectively.

A summary of the Company's warrant activity and related information for the years ended December 31 follows:

                                     2001                         2000                        1999
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                            Warrants        Price       Warrants        Price       Warrants        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                    68,049        $1.137        36,075        $1.031        111,548       $4.360
Granted:
  Price = fair value          50,034         1.250        32,837         1.250          36,075       1.031
Exercised                       (379)        1.031          (863)        1.031            --            --
Forfeited                         --            --            --            --       (111,548)       4.360
                          ----------                  ----------                  ------------
Outstanding at end of
  year                       117,704        $1.185        68,049        $1.137          36,075      $1.031
                          ==========                  ==========                  ============

Exercisable at end of
  year                        33,755                      11,163                          --
                          ==========                  ==========                  ============

                             As of December 31, 2001

                              Warrants Outstanding                                   Warrants Exercisable
                      -------------------------------------                   -----------------------------------
 Range of Exercise        Number          Weighted Avg.      Weighted Avg.         Number        Weighted Avg.
       Prices           Outstanding      Remaining Life      Exercise Price     Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------------
    $1.031-1.25           117,704             2.13               $1.185            33,755            $1.102

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

10. Leases

The Company leases certain manufacturing, storage and office facilities and certain equipment and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2001:

                                               Capital           Operating
                                               Leases              Leases
                                              ----------------------------

2002                                          $142,839            $291,626
2003                                            11,446             170,487
2004                                                --             115,682
2005                                                --              29,045
2006                                                --                  --
Thereafter                                          --                  --
                                              ----------------------------
Total minimum lease payments                   154,285            $606,840
                                                                 =========

Less amount representing interest               10,741
                                              --------
Present value of minimum lease payments
  (including current portion of $134,682)     $143,544
                                              ========

Machinery, office, and computer equipment at December 31, 2001 and 2000, include approximately $620,187 and $676,784 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $375,359 and $324,890 at December 31, 2000 and 1999, respectively.

Rent expense for all operating leases was $302,146, $319,802, and $350,029 for the years ended December 31, 2001, 2000, and 1999, respectively.

11. Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments are as follows:

                                                    2001                               2000
                                      ----------------------------------------------------------
                                        Carrying         Fair          Carrying         Fair
                                         Amount          Value           Amount         Value
                                      ----------------------------------------------------------

Cash and cash equivalents             $1,259,000      $1,259,000      $1,199,000      $1,199,000
Long-term debt, including
    current maturities                 4,921,000       5,466,000       5,234,000       5,239,000
Capital lease obligations,
    including current maturities         144,000         146,000         320,000         318,000

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

11. Fair Value of Financial Instruments (continued)

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

12. License Agreement

The Company has a license agreement with the individual who developed several of the Company's products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5% of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The agreement terminates upon the death of the licensor. The amount of expense under this agreement was $264,000 for each of the years ended December 31, 2001, 2000, and 1999.

13. Income Taxes

The components of income (loss) before income taxes are as follows:

                                          Year ended December 31
                              2001                 2000                 1999
                          -----------------------------------------------------

Domestic                  $   951,425          $   303,804          $(1,443,941)
Foreign                      (423,985)          (1,453,232)            (726,240)
                          -----------------------------------------------------
                          $   527,440          $(1,149,428)         $(2,170,181)
                          =====================================================

The components of the provision (benefit) for income taxes are as follows:

                                          Year ended December 31
                              2001                 2000                 1999
                          -----------------------------------------------------
Current:
   Federal                $   117,000          $  (310,000)         $  (642,000)
   Foreign                     27,000               24,000              (15,000)
   State                        9,000              (23,000)             (51,000)
                          -----------------------------------------------------
Total current                 153,000             (309,000)            (708,000)

Deferred:
   Federal                     66,000               50,000              (75,000)
   Foreign                         --                8,000               13,000
                          -----------------------------------------------------
Total deferred                 66,000               58,000              (62,000)
                          -----------------------------------------------------
                          $   219,000          $  (251,000)         $  (770,000)
                          =====================================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


13. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

                                                                      Year ended December 31
                                                             2001                2000               1999
                                                          -------------------------------------------------

Income taxes at statutory rate                            $ 179,000           $(391,000)         $(738,000)
Differences between U.S. and foreign tax rates on
   foreign income                                                 -                   -             (6,000)
State income taxes, net of federal benefit                    9,000             (15,000)           (34,000)
Tax losses in excess of book losses                         (54,000)           (223,000)                --
Goodwill impairment charge                                        -             156,000                 --
Effect of foreign losses without an income tax
   benefit                                                   19,000             101,000                 --
Executive life insurance expense                             39,000              53,000                 --
Nondeductible foreign development expenses                   26,000              31,000                 --
Meals and entertainment                                      16,000              22,000                 --
Tax benefit realized from employee exercise of
   stock options                                            (35,000)            (17,000)                --
Other                                                        20,000              32,000              8,000
                                                          -------------------------------------------------
                                                          $ 219,000           $(251,000)         $(770,000)
                                                          =================================================

The components of the deferred tax asset and the related tax effects of each temporary difference at December 31, 2001 and 2000, are as follows:

                                                      2001               2000
                                                    ---------------------------
Deferred tax asset:
   Product refund reserve                          $  18,000          $  18,000
   Tax over book depreciation                       (210,000)          (178,000)
   Deferred compensation                             162,000            135,000
   Inventory obsolescence reserve                         --             73,000
   Vacation accrual                                   11,000             11,000
   Charitable contributions                           13,000             12,000
   Bad debt reserve                                    2,000              2,000
   Miscellaneous accrued expenses                     21,000             10,174
                                                    ---------------------------
                                                   $  17,000          $  83,174
                                                   ============================

Federal income taxes have not been provided on the undistributed earnings of the Company's Australian, New Zealand and Philippine subsidiaries since the Company has foreign tax credits available to offset any related federal income taxes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


14. Employee Benefit Plans

The Company established a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 8.5% of their gross income to the plan, and the Company matches 75% of the employee's contribution. Company contributions under the 401(k) plan totaled $178,000, $179,000, and $174,000 in 2001, 2000, and 1999, respectively.

15. Incentive Compensation Plans

In July 2001, the Board of Directors approved an incentive compensation plan effective for fiscal years beginning with 2001. Under the plan, the Company will establish a bonus pool payable on a semi-annual basis of the Company's fiscal year an amount equal to 25% of the net income of the Company. Bonuses will be payable on all profits, but only if the net income for each six-month period exceeds $250,000. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company paid a total of $112,380 to the participants of the bonus pool in 2001.

The Company paid $76,824 and $0 in 2000 and 1999, respectively, under a previous incentive compensation plan to its officer/directors.

During 1998, the Company established a supplemental executive retirement plan which allows certain employees to defer a portion of their annual salary/bonus into a grantor trust. The participants have a choice of certain investment vehicles, and earnings/losses on the trust assets accrue, to the benefit/detriment of the participants. The Company may also match the participant's deferral amount. In 2001, 2000 and 1999, the Company did not provide a match.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

16. Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 2001, 2000, and 1999, the Company incurred fees to the officer/director and his firm of approximately $242,000, $269,000, and $220,000, respectively.

In the stockholders' equity section of the balance sheet, notes receivable - officers and directors include amounts due from officers/directors of $19,289 and $26,650 at December 31, 2001 and 2000, respectively.

Note receivable from officer represents amounts due from an officer/director. In 1998, the individual received advances against his anticipated incentive compensation totaling $89,250. A repayment of $30,000 was made in January 2000.

Accounts due from employees and distributors represent travel and other advances to employees, as well as advances to distributors.

17. Consulting Agreements

In conjunction with an acquisition, the Company entered into a consulting agreement with a partnership consisting of three former stockholders. Under the agreement, which commenced in March 1992 and expires in February 2002, the Company pays annual consulting fees to the partnership equal to 2% of the gross sales amount of all products sold by the Company in Australia and New Zealand determined by the suggested retail price up to approximately $A10,000,000 in 1992 and $A12,000,000 in all subsequent years during the term and 3% of retail sales that exceed those figures. Total expense under this agreement approximated $39,000, $51,000, and $65,000 in 2001, 2000, and 1999, respectively.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

18. Legal Proceedings

In December 2001, five former distributors of the Company filed for arbitration claiming unlawful termination, breach of the Distributor Agreement and interference with business expectancy. The individuals had been terminated by the Company in October 2000 for violating certain provisions of the Distributor Agreement. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated; however, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

19. Segment Information (continued)

Segment data for the fiscal years ended December 31, 2001, 2000, and 1999 follows:

                                                          2001               2000              1999
                                                     --------------------------------------------------
Net sales
  Net sales to external customers:
     Network marketing                               $ 49,064,076       $ 44,535,717       $ 41,985,765
     Manufacturing and packaging                        3,878,971         16,744,068         27,292,402
                                                     --------------------------------------------------
  Total net sales to external customers                52,943,047         61,279,785         69,278,167

  Intersegment net sales:
     Manufacturing and packaging                        6,826,619          6,501,576          6,145,234
                                                     --------------------------------------------------
  Total net sales                                      59,769,666         67,781,361         75,423,401

  Reconciling items:
     Intersegment net sales                            (6,826,619)        (6,501,576)        (6,145,234)
                                                     --------------------------------------------------
  Total consolidated net sales                       $ 52,943,047       $ 61,279,785       $ 69,278,167
                                                     ==================================================

Depreciation and amortization
     Network marketing                               $    250,313       $    302,624       $    528,140
     Manufacturing and packaging                          492,765            830,177            592,885
                                                     --------------------------------------------------
Total consolidated depreciation
     and amortization expense                        $    743,078       $  1,132,801       $  1,121,025
                                                     ==================================================

Segment profit (loss)
     Network marketing                               $  2,610,296       $  1,099,872       $  1,634,492
     Manufacturing and packaging                          174,780             24,556         (1,897,913)
                                                     --------------------------------------------------
  Total segment profit (loss)                           2,785,076          1,124,428           (263,421)

Reconciling items:
     Corporate expenses                                (1,755,216)        (1,750,309)        (1,471,371)
     Nonoperating-net                                      24,788            115,625            149,866
     Interest expense                                    (527,208)          (639,172)          (585,255)
                                                     --------------------------------------------------
Total consolidated income (loss) before
     Income taxes                                    $    527,440       $ (1,149,428)      $ (2,170,181)
                                                     ==================================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

19. Segment Information (continued)

                                            2001               2000               1999
                                        -------------------------------------------------

Segment assets
     Network marketing                  $13,244,683        $13,418,288        $13,973,132
     Manufacturing and packaging          2,434,973          5,778,145          5,266,986
                                        -------------------------------------------------
  Total segment assets                   15,679,656         19,196,433         19,240,118

Reconciling items:
     Corporate assets                     1,258,821          1,198,682          1,531,700
                                        -------------------------------------------------
  Total consolidated assets              16,938,477        $20,395,115        $20,771,818
                                        =================================================

Capital expenditures
     Network marketing                  $   251,109        $   300,017        $   339,594
     Manufacturing and packaging             49,012            140,207            742,152
                                        -------------------------------------------------
  Total capital expenditures            $   300,121        $   440,224        $ 1,081,746
                                        =================================================


Geographic area data

                                            2001               2000               1999
                                        -------------------------------------------------

Net sales to external customers
     United States                      $44,799,429        $55,996,610        $64,694,363
     Australia                            1,521,482          1,718,929          2,128,156
     New Zealand                            286,816            292,895            416,178
     Canada                                 972,217            913,051            992,509
     Mexico                               2,233,088          1,768,570            691,160
     United Kingdom                         391,033            388,488            355,801
     Colombia                                45,671             82,638                 --
     Philippines                          2,693,311            118,604                 --
                                        -------------------------------------------------
Total net sales to external customers    52,943,047        $61,279,785        $69,278,167
                                        =================================================

Assets by area
     United States                      $13,441,669        $17,689,638        $17,887,685
     Australia                              665,331            871,155          1,051,248
     New Zealand                            239,991            341,905            643,405
     Canada                                 221,395            307,071            439,018
     Mexico                               1,388,319            653,251            586,088
     United Kingdom                         140,044            100,247             93,565
     Colombia                                 1,278            144,382             70,809
     Philippines                            840,450            287,466                 --
                                        -------------------------------------------------
Total consolidated assets               $16,938,477        $20,395,115        $20,771,818
                                        =================================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

19. Segment Information (continued)

Major Customer

Revenues from sales to one customer of the Company's manufacturing and packaging segment represented approximately $3.8 million and $16.7 million of consolidated net sales for 2001 and 2000, respectively. Production and sales to this customer concluded in August 2001.

20. Quarterly Financial Data (Unaudited)

                                        First              Second              Third               Fourth
                                       ------------------------------------------------------------------
                                                    (In thousands, except per share amounts)

                2001

Net sales                              $14,062            $13,425             $13,418             $12,038
Cost of products sold                  $ 4,153            $ 3,683             $ 2,291             $ 2,435
Net income (loss)                      $  (146)           $    13             $   407             $    34
Earnings (loss) per share:
   Basic                               $  (.01)           $   .00             $   .04             $   .00
   Diluted                             $  (.01)           $   .00             $   .04             $   .00

                2000

Net sales                              $15,448            $15,557             $17,353             $12,922
Cost of products sold                  $ 6,616            $ 6,276             $ 6,578             $ 5,553
Net income (loss)                      $    86            $    63             $   234             $(1,281)
Earnings (loss) per share:
   Basic                               $   .01            $   .01             $   .02             $  (.13)
   Diluted                             $   .01            $   .01             $   .02             $  (.13)

                   Reliv' International, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the years ended December 31, 2001, 2000, and 1999

            Column A                      Column B       Column C       Column D         Column E          Column F
-------------------------------------------------------------------------------------------------------------------

                                                                Additions
                                           Balance at    Charged to    Charged to                         Balance at
                                         beginning of    costs and        Other           Deductions          end
         Classification                       year        expenses      Accounts           Describe         of year
------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
   Deducted from asset accounts:
     Allowance for doubtful
       accounts                             5,000        $  7,800             --        $  7,800(1)        $  5,000
     Reserve for obsolete
       inventory                          182,500              --        502,700          98,400(2)         586,600
   Supporting liability accounts:
     Reserve for refunds                   50,000         252,900             --         252,900(3)          50,000
                                          -------------------------------------------------------------------------

Year ended December 31, 2000
   Deducted from asset accounts:
     Allowance for doubtful
       accounts                          $430,000        $  5,000             --        $430,000(1)          $5,000
     Reserve for obsolete
       inventory                          236,000              --        182,500         236,000(2)         182,500
   Supporting liability accounts:
     Reserve for refunds                   50,000         172,000             --         172,000(3)          50,000
                                          -------------------------------------------------------------------------

Year ended December 31, 1999
   Deducted from asset accounts:
     Allowance for doubtful
       accounts                          $  5,000        $432,000             --        $  7,000(1)        $430,000
     Reserve for obsolete
       inventory                          176,000         151,000             --          91,000(2)         236,000
   Supporting liability accounts:
     Reserve for refunds                   50,000         270,000             --         270,000(3)          50,000
                                          -------------------------------------------------------------------------


(1)  Uncollectable accounts written off, net of recoveries.

(2)  Disposal of obsolete inventory.

(3)  Amounts refunded, net of salable amounts returned.