Form 10-Q
period 2002-03-31
RELIV INTERNATIONAL INC
filed 2002-05-08
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         COMMON STOCK 9,524,791 outstanding Shares as of March 31, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

     1. Interim Balance Sheet as of March 31, 2002 and Balance Sheet as of December 31, 2001.

     2. Interim Statements of Operations for the three month periods ending March 31, 2002 and March 31, 2001.

     3. Interim Statements of Cash Flows for the three month periods ending March 31, 2002 and March 31, 2001.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

1.   Financial Condition

     Current assets of the Company increased during the first quarter of 2002, to $6,687,000 from $6,514,000 as of December 31, 2001. Cash and cash equivalents increased by $423,000 to $1,682,000 as of March 31, 2002, as compared to $1,259,000 as of December 31, 2001. Accounts and notes receivable increased slightly to $600,000 as of March 31, 2002, as compared to $548,000 as of December 31, 2001. Inventory decreased by $702,000 to $3,439,000 as of March 31, 2002. The Company's increase in cash is the result of the improved sales and profitability of the Company, especially in its operations in the United States. Inventories decreased as the result of the strong sales that exceeded the production levels for the quarter. Prepaid expenses and other current assets increased by $535,000 to $897,000 at March 31, 2002 as the result of prepaid business insurance and payments made for upcoming conventions and promotional trips.

     The Company purchased $41,000 of property, plant and equipment during the first quarter of 2002.

     Current liabilities decreased by $378,000 from $6,047,000 as of December 31, 2001 to $5,669,000 as of March 31, 2002. Decreases in the borrowings on the line of credit and in trade accounts payable were offset by an increase in distributor commissions payable. The amount drawn on the line of credit reduced from $986,000 as of December 31, 2001 to $0 as of March 31, 2002. Trade accounts payable decreased by $478,000 from $2,882,000 as of December 31, 2001 to $2,404,000 as of March 31, 2002. This decrease is related to the decrease in inventory, as discussed previously. Distributor commissions payable increased from $1,244,000 as of

December 31, 2001 to $1,903,000 as of March 31, 2002. This is the result of higher network marketing sales in March 2002, as compared to December 2001.

     Long-term debt and capital lease obligations decreased by $117,000 from $4,650,000 as of December 31, 2001 to $4,533,000 as of March 31, 2002. The
Company incurred no additional long-term debt during the first quarter of 2002.

     Stockholders' equity increased from $5,827,000 as of December 31, 2001 to $6,299,000 as of March 31, 2002, as the result of the net income of the first quarter of 2002. Equity increased by $69,000 as the result of the foreign currency translation adjustment at March 31, 2002 as compared to December 31, 2001. Since the end of 2001, the US dollar has weakened in comparison to most currencies in the world. Also, equity was reduced by $62,000 for treasury stock purchases made since the end of 2001.

     The Company's working capital balance has improved since the end of 2001, from a balance of $467,000 as of December 31, 2001 to a balance of $1,018,000 as of March 31, 2002. As a result, the current ratio has also improved from 1.08 as of December 31, 2001 to 1.18 as of March 31, 2002. The Company has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory, with a maximum borrowing limit of $1,000,000. At March 31, 2002, the Company had no borrowings on the line of credit. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2002.

2.   Results of Operations

     The Company had net income of $459,000, or $.05 per share basic and diluted, for the quarter ended March 31, 2002, compared to a net loss of $146,000, or $.02 per share basic and diluted, for the same period in 2001. Overall, net sales increased as the increase in network marketing sales more than offset the decrease in the sales of the manufacturing and packaging segment as compared to the first quarter of the prior year. Furthermore, this increase in network marketing sales led to the improved gross margins and profitability of the first quarter of 2002.

     Net sales increased to $14,484,000 in the first quarter of 2002 as compared to $14,062,000 in the prior year. The increase was the result of an increase in the Company's network marketing sales, partially offset by a decrease in sales by the Company's manufacturing and packaging services segment. Net sales in the network marketing segment of the business increased to $14,434,000 in the first quarter of 2002, as compared to $12,168,000 in the prior year. Net sales to unrelated customers by the manufacturing and packaging segment represented $1,894,000 of total net sales in the first quarter of 2001. Those sales were approximately $50,000 in the first quarter of 2002, as the Company has terminated all significant sales and production activity to unrelated customers.

     The growth in network marketing sales was led by a strong increase in the Company's largest market, the United States. Network marketing sales in the United States improved by 18.6% to $12,376,000 in the first quarter of 2002, as compared to $10,437,000 in the first quarter of 2001. Additionally, sales in the Company's international subsidiaries increased overall.

International sales increased by 18.9% to $2,058,000 in the first quarter of 2002, compared to $1,731,000 in the first quarter of 2001. The increase in international sales was led by increases in Mexico of 49.7% and in the Philippines of 29.7%. The remaining international markets reported sales levels similar to the first quarter of 2001.

     The Company has provided manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers, including the production of the Reliv' brand products. In 2001, the Company decided to phase out all significant production for unrelated customers, continuing only the Reliv' brand production. As a result, net sales to unrelated customers decreased to approximately $50,000 in the first quarter of 2002 from $1,894,000 in the prior year.

     Cost of products sold for the network marketing segment as a percentage of net sales held consistent at 18.9% in the first quarter of 2002, as compared to 18.8% in the first quarter of 2001. The decrease in total cost of goods sold was due to the elimination of the cost of goods associated with the low-margin manufacturing and packaging services performed for unrelated customers.

     Distributor royalties and commissions as a percentage of network marketing sales remained relatively constant at 38.6% in the first quarter of 2002, compared to 38.2% in the first quarter of 2001. These expenses are governed by the distributor agreements and are directly related to the level of sales.

     Selling, general and administrative (SGA) expenses were nearly identical in the first quarter of 2002, as compared to the first quarter of 2001. However, SGA expenses as a percentage of net sales decreased by a full percentage point, from 37.4% in the first quarter of 2001 to 36.4% in the first quarter of 2002.

     Interest expense decreased from $157,000 in the first quarter of 2001 to $121,000 in the first quarter of 2002. This decrease is due to less reliance on the line of credit, along with declining interest rates.

     The Company recorded income tax expense of $314,000 for the first quarter of 2002, an effective rate of 41%. In the first quarter of 2001, the Company did not recognize an income tax benefit for the loss before income taxes incurred in that quarter.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

     The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the

Company's actual growth, results, performance and business prospects and opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as anticipate, plan, expect, believe, estimate, and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     There has been no material litigation initiated by or against the Company in the reporting period or any material changes to litigation reported by the Company in its prior periodic reports.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits*

          Exhibit                                                    Exhibit No.

          Gibbons Employment Agreement dated April 18, 2002          10.1

          Kreher Employment Agreement dated April 18, 2002           10.2

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

Dated: May 8, 2002                        RELIV' INTERNATIONAL, INC.


                                          By: /s/ Robert L. Montgomery
                                             -----------------------------------
                                             Robert L. Montgomery, President,
                                             Chief Executive Officer and
                                             Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                          March 31         December 31
                                                            2002              2001
                                                        ------------      ------------
                                                        (unaudited)        (see notes)
Assets

Current assets:
  Cash and cash equivalents                             $  1,681,839      $  1,258,821
  Accounts and notes receivable, less allowances of
    $5,000 in 2002 and 2001                                  600,241           548,035
  Accounts due from employees and distributors                51,400            50,200
  Inventories
          Finished goods                                   2,102,094         2,313,058
          Raw materials                                      958,048         1,391,237
          Sales aids and promotional materials               379,297           437,371
                                                        ------------      ------------
                     Total inventories                     3,439,439         4,141,666

  Refundable income taxes                                         --           136,263
  Prepaid expenses and other current assets                  896,857           362,287
  Deferred income taxes                                       17,000            17,000
                                                        ------------      ------------

Total current assets                                       6,686,776         6,514,272

Other assets                                                 636,817           646,018
Note receivable from officer                                  57,250            59,250
Accounts due from employees and distributors                  34,971            43,741

Property, plant and equipment:
            Land                                             829,222           829,222
            Building                                       8,441,581         8,441,164
            Machinery & equipment                          4,037,297         4,030,689
            Office equipment                                 572,480           565,085
            Computer equipment & software                  2,121,261         2,085,817
                                                        ------------      ------------
                                                          16,001,841        15,951,977
Less: Accumulated depreciation                            (6,494,358)       (6,276,781)
                                                        ------------      ------------
          Net property, plant and equipment                9,507,483         9,675,196
                                                        ------------      ------------

Total assets                                            $ 16,923,297      $ 16,938,477
                                                        ============      ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                    March 31        December 31
                                                                      2002              2001
                                                                  ------------      ------------
                                                                  (unaudited)        (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable and other accrued expenses     $  2,404,398      $  2,882,361
            Distributors commissions payable                         1,903,180         1,244,439
            Sales taxes payable                                        361,525           260,643
            Interest expense payable                                    59,227            60,499
            Payroll and payroll taxes payable                          329,309           192,673
                                                                  ------------      ------------
Total accounts payable and accrued expenses                          5,057,639         4,640,615

    Income taxes payable                                               219,019             6,153
    Borrowings under line of credit                                         --           985,922
    Current maturities of long-term debt                               292,331           279,733
    Current maturities of capital lease obligations                     99,890           134,682
                                                                  ------------      ------------

  Total current liabilities                                          5,668,879         6,047,105

Capital lease obligations, less current maturities                       1,332             8,862
Long-term debt, less current maturities                              4,531,656         4,641,384
Other non-current liabilities                                          422,195           414,276

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; none issued and outstanding                           --                --
  Common stock, par value $.001 per share; 20,000,000
   authorized; 9,654,884 shares issued and 9,524,791
   shares outstanding as of 3/31/2002; 9,654,884 shares
   issued and 9,563,267 shares outstanding as of 12/31/2001              9,655             9,655
  Additional paid-in capital                                         9,124,903         9,119,934
  Notes receivable-officers and directors                              (17,379)          (19,289)
  Treasury stock-130,093 shares in 2002
   and 91,617 shares in 2001                                          (177,903)         (115,558)
  Accumulated deficit                                               (2,020,741)       (2,479,285)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                             (619,300)         (688,607)
                                                                  ------------      ------------

Total stockholders' equity                                           6,299,235         5,826,850
                                                                  ------------      ------------

Total liabilities and stockholders' equity                        $ 16,923,297      $ 16,938,477
                                                                  ============      ============

See notes to financial statements.

International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                          Three months ended March 31
                                                             2002              2001
                                                         ------------      ------------
                                                         (unaudited)        (unaudited)
Sales at suggested retail                                $ 20,858,510      $ 19,469,870
  Less: distributor allowances on product purchases         6,374,226         5,408,301
                                                         ------------      ------------

Net sales                                                  14,484,284        14,061,569

Costs and expenses:
  Cost of products sold                                     2,756,710         4,152,821
  Distributor royalties and commissions                     5,572,058         4,650,632
  Selling, general and administrative                       5,274,759         5,254,005
                                                         ------------      ------------

Total costs and expenses                                   13,603,527        14,057,458
                                                         ------------      ------------

Income from operations                                        880,757             4,111

Other income (expense):
  Interest income                                               6,489            10,186
  Interest expense                                           (121,458)         (157,329)
  Other income/(expense)                                        6,756            (3,149)
                                                         ------------      ------------

Income (loss) before income taxes                             772,544          (146,181)
Provision for income taxes                                    314,000                 0
                                                         ------------      ------------

Net income (loss)                                        $    458,544         ($146,181)
                                                         ============      ============

Earnings (loss) per common share                         $       0.05            ($0.02)
                                                         ============      ============

Earnings (loss) per common share - assuming dilution     $       0.05            ($0.02)
                                                         ============      ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                     Three months ended March 31
                                                                         2002             2001
                                                                     -----------      -----------
Operating activities:
Net income (loss)                                                    $   458,544      ($  146,181)
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                                         211,790          192,636
    Compensation expense for warrants granted                              4,969               --
    Foreign currency translation (gain) loss                              19,339           (7,027)
    (Increase) decrease in accounts and notes receivable                 (38,827)         833,569
    (Increase) decrease in inventories                                   730,239          315,982
    (Increase) decrease in refundable income taxes                       136,264          197,142
    (Increase) decrease in prepaid expenses
      and other current assets                                          (531,278)        (165,609)
    (Increase) decrease in other assets                                    9,209           20,385
    Increase (decrease) in accounts payable and accrued expenses         413,280          255,733
    Increase (decrease) in income taxes payable                          212,403               --
                                                                     -----------      -----------

Net cash provided by operating activities                              1,625,932        1,496,630

Investing activities:
Purchase of property, plant and equipment                                (41,441)         (31,251)
Repayment of loans by officers and directors                               3,910            1,799
                                                                     -----------      -----------

Net cash used in investing activities                                    (37,531)         (29,452)

Financing activities:
Net repayments under line of credit                                     (985,922)      (1,190,555)
Principal payments on long-term borrowings                               (97,415)        (109,787)
Principal payments under capital lease obligations                       (42,322)         (54,372)
Proceeds from warrants exercised                                              --              390
Purchase of treasury stock                                               (62,345)              --
                                                                     -----------      -----------

Net cash used in financing activities                                 (1,188,004)      (1,354,324)

Effect of exchange rate changes on cash and cash equivalents              22,621          (94,266)
                                                                     -----------      -----------

Increase in cash and cash equivalents                                    423,018           18,588

Cash and cash equivalents at beginning of period                       1,258,821        1,198,682
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $ 1,681,839      $ 1,217,270
                                                                     ===========      ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2002

Note 1--  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

          The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting priciples for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

Note 2--  Earnings per Share

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                               Three months ended March 31
                                                                  2002             2001
                                                               ---------------------------
          Numerator:
            Numerator for basic and diluted
              earnings (loss) per share--net income (loss)     $  458,544       ($146,181)
          Denominator:
            Denominator per basic earnings per
              share--weighted average shares                    9,548,000       9,655,000
            Effect of dilutive securities:
              Employee stock options and other warrants           446,000              --
                                                               --------------------------
            Denominator for diluted earnings per
              share--adjusted weighted average shares           9,994,000       9,655,000
                                                               ==========================

          Basic earnings (loss) per share                      $     0.05          ($0.02)
                                                               ==========================
          Diluted earnings (loss) per share                    $     0.05          ($0.02)
                                                               ==========================

Note 3--  Comprehensive Income

          Total comprehensive income (loss) was $527,851 for the three months ended March 31, 2002 and $(272,879) for the three months ended March 31, 2001. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2002

Note 4--  Segment Information

                                                  Three months ended            Three months ended
                                                     March 31, 2002                March 31, 2001
                                                Network    Manufacturing      Network     Manufacturing
                                              marketing    and packaging     marketing    and packaging
                                              --------------------------     --------------------------
          Net sales to external customers     14,433,880         50,404      12,167,597      1,893,972
          Intersegment net sales                      --      1,691,021              --      1,690,753
          Segment profit/(loss)                1,310,766        (50,676)        686,486       (274,538)
          Segment assets                      13,102,459      2,138,999      12,694,948      5,088,477

          A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                    Three months ended March 31
                                                      2002               2001
                                                    ---------------------------

          Total profit for reportable segments      1,260,090           411,948
          Corporate expenses                         (379,333)         (407,837)
          Non operating - net                          13,245             7,037
          Interest expense                           (121,458)         (157,329)
                                                    ---------------------------
          Income (loss) before income taxes           772,544          (146,181)
                                                    ===========================

Note 5--  Legal Proceedings

          In December 2001, five former distributors of the Company filed for arbitration claiming unlawful termination, breach of the Distributor Agreement, and interference with business expectancy. The individuals had been terminated by the Company in October 2000 for violating certain provisions of the Distributor Agreement. The Company believes the claim is without merit and intends to vigorously defend itself. At this time, the outcome of this matter is uncertain and a range of loss cannot be reasonably estimated; however, management believes that the final outcome will not have a material adverse effect on the financial position or results of operations of the Company.