Form 10-Q
period 2002-06-30
RELIV INTERNATIONAL INC
filed 2002-08-08
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          COMMON STOCK 9,458,137 outstanding Shares as of June 30, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

      1. Interim Balance Sheet as of June 30, 2002 and Balance Sheet as of December 31, 2001.

      2. Interim Statements of Operations for the three and six month periods ending June 30, 2002 and June 30, 2001.

      3. Interim Statements of Cash Flows for the six month periods ending June 30, 2002 and June 30, 2001.

      The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.    Financial Condition

      Current assets of the Company increased during the first six months of 2002, to $7,514,000 from $6,514,000 as of December 31, 2001. Cash and cash equivalents increased by $1,062,000 to $2,321,000 as of June 30, 2002, as compared to $1,259,000 as of December 31, 2001. Accounts and notes receivable increased to $657,000 as of June 30, 2002, as compared to $548,000 as of December 31, 2001. Inventory decreased by $468,000 to $3,674,000 as of June 30, 2002. The Company's increase in cash is the result of the improved sales and profitability of the Company, especially in its operations in the United States. Inventories decreased as the result of the strong sales and efforts to maintain higher inventory turns. Prepaid expenses and other current assets increased by $417,000 to $779,000 at June 30, 2002 as the result of payments made for upcoming conventions and promotional trips.

      The Company purchased $258,000 of property, plant and equipment during the first six months of 2002.

      Current liabilities increased by $202,000 from $6,047,000 as of December 31, 2001 to $6,249,000 as of June 30, 2002. Repayment of the amount drawn on the line of credit was offset by increases in distributor commissions payable, income taxes payable, and an increase in the current maturities of long-term debt. The amount outstanding on the line of credit reduced from $986,000 as of December 31, 2001 to $0 as of June 30, 2002. Trade accounts payable decreased by $12,000 from $2,882,000 as of December 31, 2001 to $2,870,000 as of June 30,
2002. Distributor commissions payable increased from $1,244,000 as of December 31, 2001 to $1,945,000 as of June 30, 2002. This is the result of higher network marketing sales in June

2002, as compared to December 2001. Income taxes payable increased to $133,000 as of June 30, 2002, as compared to December 31, 2001, as the result of the improved profitability of the Company. Current maturities of long-term debt increased by $155,000 as the result of the refinancing of the Company's debt of approximately $4,000,000 on its building. The effect of the refinancing was to reduce the interest rate to a floating interest rate, set at the prime rate (currently 4.75%), yet maintain the same amount of monthly payments of principal and interest. This increases the amount of principal paid in each monthly payment and increases the amount classified as current maturities.

      Long-term debt and capital lease obligations decreased by $369,000 from $4,650,000 as of December 31, 2001 to $4,281,000 as of June 30, 2002. A portion of the decrease is due to the refinancing of primary building debt, as described above. The Company incurred no additional long-term debt during the first six months of 2002.

      Stockholders' equity increased from $5,827,000 as of December 31, 2001 to $6,715,000 as of June 30, 2002, as the result of the net income of the first six months of 2002. Equity decreased by $10,000 as the result of the foreign currency translation adjustment at June 30, 2002 as compared to December 31, 2001. Also, equity was reduced by $217,000 for treasury stock purchases made since the end of 2001.

      The Company's working capital balance has improved since the end of 2001, from a balance of $467,000 as of December 31, 2001 to a balance of $1,265,000 as of June 30, 2002. Accordingly, the current ratio has improved from 1.08 as of December 31, 2001 to 1.20 as of June 30, 2002. In addition to the refinancing of the Company's primary building debt, the Company renewed its operating line of credit in May 2002. The Company has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory, with a maximum borrowing limit of $1,000,000. At June 30, 2002, the Company had no borrowings on the line of credit. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2002.

2.    Results of Operations

      The Company had net income of $625,000 ($.07 per share basic and $.06 per share diluted) for the quarter ended June 30, 2002, compared to a net income of $13,000, or $.00 per share basic and diluted, for the same period in 2001. For the six months ended June 30, 2002, the Company had net income of $1,084,000 ($.11 per share basic and diluted), as compared to a net loss of $133,000 ($.01 loss per share basic and diluted) in the first six months of 2001. Profitability improved substantially as network marketing sales continued to improve in the Company's primary markets of the United States, the Philippines, and Mexico. Furthermore, the improved gross margins reflect the elimination of any significant production for unrelated customers by the Company's manufacturing and packaging segment, as compared to the three and six months ended June 30, 2001.

      Net sales increased to $15,449,000 in the second quarter of 2002 as compared to $13,425,000 in the prior year. The increase was the result of an increase in the Company's network marketing sales, partially offset by a decrease in sales by the Company's manufacturing and packaging services segment. Net sales in the network marketing segment of the business increased to $15,383,000 in the second quarter of 2002, as compared to $11,847,000 in the prior year. Net sales to unrelated customers by the manufacturing and packaging segment represented $1,578,000 of total net sales in the second quarter of 2001. Those sales were approximately $66,000 in the second quarter of 2002, as the Company has terminated all significant sales and production activity to unrelated customers. For the six-month period ended June 30, 2002, net sales were $29,933,000 as compared to $27,487,000 for the same period in 2001. The reasons for the increase over the six month period were the same as those creating the increase in the second quarter sales.

      The growth in network marketing sales was led by a strong increase in the Company's largest market, the United States. Network marketing sales in the United States improved by 29% to $12,686,000 in the second quarter of 2002, as compared to $9,834,000 in the second quarter of 2001. For the first six months of 2002, United States network marketing sales were $25,062,000 as compared to $20,271,000 for the same period in 2001. Additionally, sales in the Company's international subsidiaries increased overall. International sales increased by 34% to $2,697,000 in the second quarter of 2002, compared to $2,012,000 in the second quarter of 2001. Most of the individual international markets contributed to the overall increase in the international group. Sales in the Philippines increased by 51%, Australia/New Zealand sales increased by 43%, Mexican sales increased by 31%, and sales in the United Kingdom increased by 29%. For the first six months, international sales have increased by 27%, to $4,755,000, from $3,744,000 in the same period of 2001. New product introductions contributed to the increase in the international sales, highlighted by the introduction of Reliv Reversage in Mexico and Reliv NOW for Kids and Reliv Arthaffect in the Philippines.

      The Company has provided manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers, including the production of the Reliv' brand products. In 2001, the Company decided to phase out all significant production for unrelated customers, continuing only the Reliv' brand production. As a result, net sales to unrelated customers decreased to approximately $66,000 in the second quarter of 2002 from $1,578,000 in the prior year. For the six-month period, these sales were $117,000 in 2002 as compared to $3,472,000 in 2001.

      Cost of products sold for the network marketing segment as a percentage of net sales decreased to 18.6% in the second quarter of 2002, as compared to 19.0% in the second quarter of 2001. This decrease is the result of higher production requirements driven by the increase in worldwide network marketing sales. The decrease in total cost of goods sold was due to the elimination of the cost of goods associated with the low-margin manufacturing and packaging services performed for unrelated customers. For the six month period ended June 30, cost of products sold for the network marketing segment were 18.7% in 2002 and 18.9% in 2001.

      Distributor royalties and commissions as a percentage of network marketing sales remained steady at 38.4% in the second quarter of 2002 and 2001. For the six-month period, royalties and commissions were 38.5% of network marketing sales in 2002 and 38.3% in 2001. These expenses are governed by the distributor agreements and are directly related to the level of sales.

      Selling, general and administrative (SGA) expenses increased by $542,000 in the second quarter of 2002, as compared to the second quarter of 2001. However, SGA expenses as a percentage of net sales decreased by more than a full percentage point, from 37.6% in the second quarter of 2001 to 36.2% in the second quarter of 2002. Sales expenses accounted for approximately $250,000 of the increase. Some of the components of the increase were increased credit card fees due to the higher sales volume, increased sales meeting expenses due to more and larger distributor meetings worldwide, and increased sales bonuses. Increases in G&A expenses made up the remainder of the difference, primarily in higher G&A salaries and insurance expenses, including a charge of $80,000 in the second quarter of 2002 to reflect the decrease in the cash surrender value of the executive life insurance policies. This corresponds with the overall stock market decline experienced in the second quarter of 2002.

      Interest expense decreased from $130,000 in the second quarter of 2001 to $98,000 in the second quarter of 2002. This decrease is due to less reliance on the line of credit, coupled with the refinancing of the Company's primary building debt, as described in the "Financial Condition" section. For the six-month period ended June 30, interest expense decreased from $287,000 in 2001 to $219,000 in 2002.

      The Company recorded income tax expense of $375,000 for the second quarter of 2002, an effective rate of 37.5%. In the first six months of 2001, the Company did not recognize an income tax benefit for the loss before income taxes incurred in that period. For the first six months of 2002, income tax expense was $689,000, an effective rate of 38.9%.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits*

        Exhibit                                                    Exhibit No.
        -------                                                    -----------

        Carl W. Hastings' Services Agreement
        dated June 1, 2002                                         10.1

        Modification Agreement dated June 1, 2002, with
        Southwest Bank of St. Louis                                10.2

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

Dated: August 8, 2002                 RELIV' INTERNATIONAL, INC.


                                      By: /s/ Robert L. Montgomery
                                         ---------------------------------
                                         Robert L. Montgomery, President,
                                         Chief Executive Officer and
                                         Principal Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                           June 30          December 31
                                                             2002               2001
                                                         ------------       ------------
                                                          (unaudited)        (see notes)
Assets

Current assets:
  Cash and cash equivalents                              $  2,321,246       $  1,258,821
  Accounts and notes receivable, less allowances of
    $5,000 in 2002 and 2001                                   656,778            548,035
  Accounts due from employees and distributors                 62,500             50,200
  Inventories
          Finished goods                                    2,333,106          2,313,058
          Raw materials                                       879,330          1,391,237
          Sales aids and promotional materials                461,610            437,371
                                                         ------------       ------------
                     Total inventories                      3,674,046          4,141,666

  Refundable income taxes                                       3,771            136,263
  Prepaid expenses and other current assets                   779,081            362,287
  Deferred income taxes                                        17,000             17,000
                                                         ------------       ------------

Total current assets                                        7,514,422          6,514,272

Other assets                                                  557,539            646,018
Note receivable from officer                                   54,250             59,250
Accounts due from employees and distributors                   14,516             43,741

Property, plant and equipment:
            Land                                              829,222            829,222
            Building                                        8,430,725          8,441,164
            Machinery & equipment                           4,152,174          4,030,689
            Office equipment                                  620,577            565,085
            Computer equipment & software                   2,193,850          2,085,817
                                                         ------------       ------------
                                                           16,226,548         15,951,977
Less: Accumulated depreciation                             (6,714,394)        (6,276,781)
                                                         ------------       ------------
          Net property, plant and equipment                 9,512,154          9,675,196
                                                         ------------       ------------

Total assets                                             $ 17,652,881       $ 16,938,477
                                                         ============       ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                     June 30           December 31
                                                                       2002                2001
                                                                   ------------       ------------
                                                                    (unaudited)        (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable and other accrued expenses      $  2,869,687       $  2,882,361
            Distributors commissions payable                          1,945,412          1,244,439
            Sales taxes payable                                         362,926            260,643
            Interest expense payable                                     58,808             60,499
            Payroll and payroll taxes payable                           387,729            192,673
                                                                   ------------       ------------
  Total accounts payable and accrued expenses                         5,624,562          4,640,615

  Income taxes payable                                                  133,492              6,153
  Borrowings under line of credit                                            --            985,922
  Current maturities of long-term debt                                  434,696            279,733
  Current maturities of capital lease obligations                        56,748            134,682
                                                                   ------------       ------------

Total current liabilities                                             6,249,498          6,047,105

Capital lease obligations, less current maturities                        1,317              8,862
Long-term debt, less current maturities                               4,279,904          4,641,384
Other non-current liabilities                                           407,032            414,276

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; none issued and outstanding                            --                 --
  Common stock, par value $.001 per share; 20,000,000
   authorized; 9,664,757 shares issued and 9,458,137
   shares outstanding as of 6/30/2002; 9,654,884 shares
   issued and 9,563,267 shares outstanding as of 12/31/2001               9,665              9,655
  Additional paid-in capital                                          9,140,415          9,119,934
  Notes receivable-officers and directors                                (7,903)           (19,289)
  Treasury stock-206,620 shares in 2002
   and 91,617 shares in 2001                                           (332,994)          (115,558)
  Accumulated deficit                                                (1,395,530)        (2,479,285)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                              (698,523)          (688,607)
                                                                   ------------       ------------

Total stockholders' equity                                            6,715,130          5,826,850
                                                                   ------------       ------------

Total liabilities and stockholders' equity                         $ 17,652,881       $ 16,938,477
                                                                   ============       ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                            Three months ended June 30             Six months ended June 30
                                                              2002               2001               2002               2001
                                                          ------------       ------------       ------------       ------------
                                                           (unaudited)        (unaudited)        (unaudited)        (unaudited)
Sales at suggested retail                                 $ 22,001,451       $ 18,529,110       $ 42,859,961       $ 37,998,980
  Less: distributor allowances on product purchases          6,552,420          5,104,176         12,926,646         10,512,477
                                                          ------------       ------------       ------------       ------------

Net sales                                                   15,449,031         13,424,934         29,933,315         27,486,503

Costs and expenses:
  Cost of products sold                                      2,915,799          3,682,602          5,672,509          7,835,423
  Distributor royalties and commissions                      5,912,303          4,553,485         11,484,361          9,204,117
  Selling, general and administrative                        5,594,051          5,051,688         10,868,810         10,305,693
                                                          ------------       ------------       ------------       ------------

Total costs and expenses                                    14,422,153         13,287,775         28,025,680         27,345,233
                                                          ------------       ------------       ------------       ------------

Income from operations                                       1,026,878            137,159          1,907,635            141,270

Other income (expense):
  Interest income                                                9,150              8,530             15,639             18,716
  Interest expense                                             (97,818)          (130,056)          (219,276)          (287,385)
  Other income/(expense)                                        62,001             (2,240)            68,757             (5,389)
                                                          ------------       ------------       ------------       ------------

Income/(loss) before income taxes                            1,000,211             13,393          1,772,755           (132,788)
Provision for income taxes                                     375,000                  0            689,000                  0
                                                          ------------       ------------       ------------       ------------

Net income/(loss)                                         $    625,211       $     13,393       $  1,083,755          ($132,788)
                                                          ============       ============       ============       ============

Earnings/(loss) per common share                          $       0.07       $       0.00       $       0.11             ($0.01)
                                                          ============       ============       ============       ============

Earnings/(loss) per common share - assuming dilution      $       0.06       $       0.00       $       0.11             ($0.01)
                                                          ============       ============       ============       ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                         Six months ended June 30
                                                                         2002               2001
                                                                      -----------       -----------
Operating activities:
Net income (loss)                                                     $ 1,083,753         ($132,788)
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                                          421,268           373,780
    Compensation expense for warrants granted                               9,937                --
    Foreign currency translation (gain) loss                              (48,063)           12,121
    (Increase) decrease in accounts and notes receivable                 (125,262)        1,197,569
    (Increase) decrease in inventories                                    478,904           652,010
    (Increase) decrease in refundable income taxes                        132,534           196,620
    (Increase) decrease in prepaid expenses
      and other current assets                                           (413,706)         (419,572)
    (Increase) decrease in other assets                                    88,435            29,265
    Increase (decrease) in accounts payable and accrued expenses          966,184          (671,041)
    Increase (decrease) in income taxes payable                           126,236                --
                                                                      -----------       -----------

Net cash provided by operating activities                               2,720,220         1,237,964

Investing activities:
Purchase of property, plant and equipment                                (257,679)         (105,749)
Repayment of loans by officers and directors                               16,386             3,625
                                                                      -----------       -----------

Net cash used in investing activities                                    (241,293)         (102,124)

Financing activities:
Net repayments under line of credit                                      (985,922)         (542,152)
Proceeds from long-term borrowings                                             --            41,102
Principal payments on long-term borrowings                               (207,160)         (175,827)
Principal payments under capital lease obligations                        (85,478)          (94,273)
Proceeds from options and warrants exercised                               10,554               390
Purchase of treasury stock                                               (217,435)               --
                                                                      -----------       -----------

Net cash used in financing activities                                  (1,485,441)         (770,760)

Effect of exchange rate changes on cash and cash equivalents               68,939           (51,692)
                                                                      -----------       -----------

Increase in cash and cash equivalents                                   1,062,425           313,388

Cash and cash equivalents at beginning of period                        1,258,821         1,198,682
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $ 2,321,246       $ 1,512,070
                                                                      ===========       ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2002

Note 1--    Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 2--    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended June 30        Six months ended June 30
                                                                    2002           2001            2002             2001
                                                                --------------------------      ----------------------------
            Numerator:
              Numerator for basic and diluted
               earnings per share--net income/(loss)            $  625,211      $   13,393      $ 1,083,755        ($132,788)
            Denominator:
              Denominator per basic earnings per
               share--weighted average shares                    9,485,000       9,655,000        9,516,000        9,655,000
              Effect of dilutive securities:
               Employee stock options and other warrants           727,000              --          727,000               --
                                                                --------------------------      ----------------------------

               Denominator for diluted earnings per
                  share--adjusted weighted average shares       10,212,000       9,655,000       10,243,000        9,655,000
                                                                ==========================      ============================

            Basic earnings/(loss) per share                     $     0.07      $     0.00      $      0.11           ($0.01)
                                                                ==========================      ============================
            Diluted earnings/(loss) per share                   $     0.06      $     0.00      $      0.11           ($0.01)
                                                                ==========================      ============================

Note 3--    Comprehensive Income

            Total comprehensive income was $545,988 and $1,073,839 for the three months and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, comprehensive income/(loss) was $90,392 and $(182,487), respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2002

Note 4--    Segment Information

                                                           Three months ended                        Three months ended
                                                             June 30, 2002                              June 30, 2001
                                                             -------------                              -------------
                                                       Network         Manufacturing            Network           Manufacturing
                                                      marketing        and packaging           marketing          and packaging
                                                      ------------------------------           -------------------------------
            Net sales to external customers           15,382,682              66,169           11,846,778            1,578,156
            Intersegment net sales                            --           2,545,520                   --            1,813,642
            Segment profit/(loss)                      1,295,041             210,436              523,135               (6,553)

                                                            Six months ended                          Six months ended
                                                              June 30, 2002                             June 30, 2001
                                                              -------------                             -------------
                                                       Network         Manufacturing            Network           Manufacturing
                                                      marketing        and packaging           marketing          and packaging
                                                      ------------------------------           -------------------------------

            Net sales to external customers           29,816,742             116,573           24,014,375            3,472,128
            Intersegment net sales                            --           4,236,541                   --            3,504,395
            Segment profit/(loss)                      2,605,807             159,760            1,209,621             (281,091)
            Segment assets                            13,149,712           2,181,923           13,737,928            3,512,291

            A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                                         Three months ended June 30                Six months ended June 30
                                                          2002                 2001                2002                 2001
                                                       -----------------------------            ------------------------------
            Total profit for reportable segments       1,505,477             516,582             2,765,567             928,530
            Corporate expenses                          (478,599)           (379,423)             (857,932)           (787,260)
            Non operating - net                           71,151               6,290                84,396              13,327
            Interest expense                             (97,818)           (130,056)             (219,276)           (287,385)
                                                       -----------------------------            ------------------------------
            Income before income taxes                 1,000,211              13,393             1,772,755            (132,788)
                                                       =============================            ==============================

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

Note 6--    Long-Term Debt

            In June 2002, the Company entered into a loan modification agreement related to the term loan on its building. The effect of the agreement was to reduce the interest rate from a fixed rate of 8.5% to a floating interest rate at the prime rate (currently 4.75%). The monthly payments of principal and interest remain the same at $38,802 per month. As of the date of the new agreement, the loan had a balance of $4,021,000.