Form 10-Q
period 2002-09-30
RELIV INTERNATIONAL INC
filed 2002-11-08
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       COMMON STOCK 11,257,176 outstanding Shares as of September 30, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

            1. Interim Balance Sheet as of September 30, 2002 and Balance Sheet as of December 31, 2001.

            2. Interim Statements of Operations for the three and nine month periods ending September 30, 2002 and September 30, 2001.

            3. Interim Statements of Cash Flows for the nine month periods ending September 30, 2002 and September 30, 2001.

      The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

1.    Financial Condition

      Current assets of the Company increased during the first nine months of 2002, to $8,253,000 from $6,514,000 as of December 31, 2001. Cash and cash equivalents increased by $1,778,000 to $3,037,000 as of September 30, 2002, as compared to $1,259,000 as of December 31, 2001. Accounts and notes receivable increased to $632,000 as of September 30, 2002, as compared to $548,000 as of December 31, 2001. Inventory decreased by $386,000 to $3,756,000 as of September 30, 2002. The Company's increase in cash is the result of the improved sales and profitability of the Company, especially in its operations in the United States. Inventories decreased as the result of the strong sales and efforts to maintain higher inventory turns. Prepaid expenses and other current assets increased by $379,000 to $741,000 at September 30, 2002 as the result of payments made for upcoming conventions and promotional trips, along with policy payments for various types of business insurance to be expensed over the lives of the policies.

      The Company purchased $482,000 of property, plant and equipment during the first nine months of 2002.

      Current liabilities increased by $360,000 from $6,047,000 as of December 31, 2001 to $6,407,000 as of September 30, 2002. Repayment of the amount drawn on the line of credit was offset by increases in distributor commissions payable, income taxes payable, and an increase in the current maturities of long-term debt. The amount drawn on the line of credit reduced from $986,000 as of December 31, 2001 to $0 as of September 30, 2002. Trade accounts payable decreased by $391,000 from $2,882,000 as of December 31, 2001 to $2,492,000 as of September 30, 2002. Distributor commissions payable increased from $1,244,000 as of December 31, 2001 to $2,249,000 as of September

30, 2002. This is the result of higher network marketing sales in September 2002, as compared to December 2001. Income taxes payable increased by $275,000 as of September 30, 2002, as compared to December 31, 2001, as the result of the improved profitability of the Company. Current maturities of long-term debt increased by $139,000 as the result of the refinancing of the Company's debt of approximately $4,000,000 on its building. The effect of the refinancing was to reduce the interest rate to a floating interest rate, set at the prime rate (4.75% as of September 30, 2002), yet maintain the same amount of monthly payments of principal and interest. This increases the amount of principal paid in each monthly payment and increases the amount characterized as current.

      Long-term debt and capital lease obligations decreased by $494,000 from $4,650,000 as of December 31, 2001 to $4,157,000 as of September 30, 2002. A
portion of the decrease is due to the refinancing of primary building debt, as described above. The Company incurred no additional long-term debt during the first nine months of 2002.

      Stockholders' equity increased from $5,827,000 as of December 31, 2001 to $7,336,000 as of September 30, 2002, as the result of the net income of the first nine months of 2002. Equity decreased by $97,000 as the result of the foreign currency translation adjustment at September 30, 2002 as compared to December 31, 2001. Also, equity was reduced by $280,000 for treasury stock purchases made since the end of 2001.

      On September 19, 2002, the Company declared a 19% stock dividend on the Company's common stock which was distributed on October 25, 2002 to shareholders of record on October 11, 2002. The dividend was transferred from retained earnings to capital stock and additional paid-in capital in the amount of $7,905,000, which was based on the closed price of $4.39 per share on the declaration date. Average shares outstanding and all per share amounts included throughout this Form 10-Q and accompanying financial statements and notes are based on the increased number of shares giving retroactive recognition to the stock dividend.

      The Company's working capital balance has improved since the end of 2001, from a balance of $467,000 as of December 31, 2001 to a balance of $1,847,000 as of September 30, 2002. Accordingly, the current ratio has improved from 1.08 as of December 31, 2001 to 1.29 as of September 30, 2002. In addition to the refinancing of the Company's primary building debt, the Company renewed its operating line of credit in May 2002. The Company has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory, with a maximum borrowing limit of $1,000,000. At September 30, 2002, the Company had no borrowings on the line of credit. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2002.

2.    Results of Operations

Note: All per share data has been restated to reflect the effect of the Company's 19% stock dividend declared on September 19, 2002 and distributed on October 25, 2002.

      The Company had net income of $741,000 ($.07 per share basic and $.06 per share diluted) for the quarter ended September 30, 2002, compared to a net income of $407,000, or $.04 per share basic and diluted, for the same period in 2001. For the nine months ended September 30, 2002, the Company had net income of $1,825,000 ($.16 per share basic and $.15 per share diluted), as compared to a net income of $274,000 ($.02 per share basic and diluted) in the first nine months of 2001. Profitability improved substantially as network marketing sales continued to improve in the Company's primary market of the United States.

      Net sales increased to $16,237,000 in the third quarter of 2002 as compared to $13,418,000 in the prior year quarter. The increase was the result of an increase in the Company's network marketing sales, primarily in the United States. For the nine-month period ended September 30, 2002, net sales were $46,170,000 as compared to $40,905,000 for the same period in 2001. Offsetting the increase in network marketing sales in the United States was the lack of sales to unrelated customers by the manufacturing and packaging segment. Through the nine months ended September 30, 2001, the Company had $3,861,000 in net sales to unrelated customers by this segment, compared to $125,000 through the same period in 2002. The Company made a decision to terminate all significant activity to unrelated customers by this segment in mid-2001.

      The growth in network marketing sales was led by a strong increase in the Company's largest market, the United States. Network marketing sales in the United States improved by 29% to $13,741,000 in the third quarter of 2002, as compared to $10,654,000 in the third quarter of 2001. For the first nine months of 2002, United States network marketing sales were $38,803,000 as compared to $30,925,000 for the same period in 2001. Increased signups of new distributors in the United States is helping to generate the sales growth in this market. In the third quarter of 2002, over 4,900 new distributors were enrolled, as compared to approximately 3,200 in the same quarter of 2001. For the nine months ended September 30, approximately 13,500 new distributors have been enrolled in 2002, as compared to 9,700 in 2001. The number of distributors reaching Master Affiliate, the highest level of discount that a distributor can attain, has also increased in the United States. In the third quarter of 2002, 1,014 distributors achieved Master Affiliate status, as compared to 631 in the same quarter of 2001. Through nine months of 2002, 2,653 distributors achieved Master Affiliate versus 1,712 in nine months of 2001. Additionally, sales in the Company's international subsidiaries increased slightly overall. International sales increased by 5% to $2,488,000 in the third quarter of 2002, compared to $2,375,000 in the third quarter of 2001. Most of the increase in the international group for the third quarter came from Mexico. Mexican sales increased by 24% from the prior year quarter, as the sales of Reversage in Mexico continue to do well. Reversage was introduced in Mexico during the second quarter of 2002. For the first nine months, international sales have increased by 18%, to $7,243,000, from $6,118,000 in the same period of 2001.

      The Company has provided manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers, including the production of the Reliv' brand products. In 2001, the Company decided to phase out all significant production for unrelated customers, continuing only the Reliv' brand production. As a result, net sales to unrelated customers decreased to approximately $9,000 in the third quarter of 2002 from $389,000 in the prior year quarter. For the nine-month period, these sales were $125,000 in 2002 as compared to $3,861,000 in 2001.

      Cost of products sold for the network marketing segment as a percentage of net sales was 17.1% in the third quarter of 2002, as compared to 14.9% in the third quarter of 2001. For the nine month period ended September 30, cost of products sold for the network marketing segment were 18.1% in 2002 and 17.5% in 2001. For the nine-month period ended September 30, total cost of goods sold decreased from 10,127,000 in 2001 to 8,447,000 in 2002. The decrease was due to the elimination of the cost of goods associated with the low-margin manufacturing and packaging services performed for unrelated customers.

      Distributor royalties and commissions as a percentage of network marketing sales were 38.3% and 38.4% in the third quarter of 2002 and 2001, respectively. For the nine-month period, royalties and commissions were 38.5% of network marketing sales in 2002 and 38.4% in 2001. These expenses are governed by the distributor agreements and are directly related to the level of sales.

      Selling, general and administrative (SGA) expenses increased by $609,000 in the third quarter of 2002, as compared to the third quarter of 2001. However, SGA expenses as a percentage of net sales decreased from 40.5% in the third quarter of 2001 to 37.2% in the third quarter of 2002. Sales expenses accounted for approximately $268,000 of the increase. Some of the components of the increase were increased credit card fees due to the higher sales volume, increased sales meeting expenses due to more and larger distributor meetings worldwide, and increased sales bonuses. Marketing expenses increased by approximately $157,000, primarily due to the timing of an incentive trip in the third quarter of 2002. A similar incentive trip in 2001 occurred in the fourth quarter. Increases in G&A expenses made up the remainder of the difference, primarily in G&A salaries and fringe benefit expenses.

      Interest expense decreased from $126,000 in the third quarter of 2001 to $63,000 in the third quarter of 2002. This decrease is due to less reliance on the line of credit, coupled with the refinancing of the Company's primary building debt, as described in the "Financial Condition" section. For the nine-month period ended September 30, interest expense decreased from $413,000 in 2001 to $282,000 in 2002.

      The Company recorded income tax expense of $446,000 for the third quarter of 2002, an effective rate of 37.6%. In the third quarter of 2001, the Company recorded income tax expense of $162,000. For the first nine months of 2002, income tax expense was $1,135,000, an effective rate of 38.3%.

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

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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

      Dated: November 8, 2002              RELIV' INTERNATIONAL, INC.


                                           By: /s/ Robert L. Montgomery
                                              ----------------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer


                                           By: /s/ David G. Kreher
                                              ----------------------------------
                                               David G. Kreher, Chief
                                               Financial Officer

                                 CERTIFICATIONS


      I, Robert L. Montgomery, Chief Executive Officer of Reliv' International, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Reliv International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                        RELIV' INTERNATIONAL, INC.


                                        By:       /s/ Robert L. Montgomery
                                            ------------------------------------
                                            Robert L. Montgomery Chief Executive
                                            Officer

                                 CERTIFICATIONS


      I, David G. Kreher, Chief Financial Officer of Reliv' International, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Reliv International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                        RELIV' INTERNATIONAL, INC.


                                        By: /s/ David G. Kreher
                                            --------------------------------
                                            David G. Kreher, Chief Financial
                                            Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION


      I certify that the periodic report on Form 10-Q containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                           RELIV' INTERNATIONAL, INC.


                                       By:      /s/ Robert L. Montgomery
                                           -----------------------------------
                                           Robert L. Montgomery,
                                           Chief Executive Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION


      I certify that the periodic report on Form 10-Q containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                                RELIV' INTERNATIONAL, INC.


                                            By:      /s/ David G. Kreher
                                                ------------------------------
                                                David G. Kreher,
                                                Chief Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                        September 30       December 31
                                                            2002              2001
                                                        ------------      ------------
                                                         (unaudited)       (see notes)

Assets

Current assets:
  Cash and cash equivalents                               $3,037,031        $1,258,821
  Accounts and notes receivable, less allowances of
    $5,000 in 2002 and 2001                                  632,383           548,035
  Accounts due from employees and distributors                64,000            50,200
  Inventories
      Finished goods                                       2,554,800         2,313,058
      Raw materials                                          713,020         1,391,237
      Sales aids and promotional materials                   487,854           437,371
                                                        ------------      ------------
                Total inventories                          3,755,674         4,141,666

  Refundable income taxes                                      5,919           136,263
  Prepaid expenses and other current assets                  741,447           362,287
  Deferred income taxes                                       17,000            17,000
                                                        ------------      ------------

Total current assets                                       8,253,454         6,514,272

Other assets                                                 595,236           646,018
Note receivable from officer                                  51,250            59,250
Accounts due from employees and distributors                   3,000            43,741

Property, plant and equipment:
         Land                                                829,222           829,222
         Building                                          8,494,555         8,441,164
         Machinery & equipment                             4,098,176         4,030,689
         Office equipment                                    705,392           565,085
         Computer equipment & software                     2,233,267         2,085,817
                                                        ------------      ------------
                                                          16,360,612        15,951,977
Less: Accumulated depreciation                            (6,888,905)       (6,276,781)
                                                        ------------      ------------
      Net property, plant and equipment                    9,471,707         9,675,196
                                                        ------------      ------------

Total assets                                             $18,374,647       $16,938,477
                                                        ============      ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                               September 30     December 31
                                                                   2002             2001
                                                               ------------     ------------
                                                               (unaudited)       (see notes)

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
        Trade accounts payable and other accrued expenses        $2,491,786       $2,882,361
        Distributors commissions payable                          2,249,305        1,244,439
        Sales taxes payable                                         445,978          260,643
        Interest expense payable                                     57,358           60,499
        Payroll and payroll taxes payable                           440,733          192,673
                                                               ------------     ------------
  Total accounts payable and accrued expenses                     5,685,160        4,640,615

  Income taxes payable                                              281,231            6,153
  Borrowings under line of credit                                        --          985,922
  Current maturities of long-term debt                              419,112          279,733
  Current maturities of capital lease obligations                    21,379          134,682
                                                               ------------     ------------

Total current liabilities                                         6,406,882        6,047,105

Capital lease obligations, less current maturities                       --            8,862
Long-term debt, less current maturities                           4,156,525        4,641,384
Other non-current liabilities                                       475,461          414,276

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
    shares authorized; none issued and outstanding                       --               --
  Common stock, par value $.001 per share; 20,000,000
    authorized; 11,257,176 shares issued and outstanding
    as of 9/30/2002; 9,654,884 shares issued and
    9,563,267 shares outstanding as of 12/31/2001                    11,257            9,655
  Additional paid-in capital                                     16,859,590        9,119,934
  Notes receivable-officers and directors                            (4,999)         (19,289)
  Treasury stock-91,617 shares in 2001                                   --         (115,558)
  Accumulated deficit                                            (8,744,870)      (2,479,285)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                          (785,199)        (688,607)
                                                               ------------     ------------

Total stockholders' equity                                        7,335,779        5,826,850
                                                               ------------     ------------

Total liabilities and stockholders' equity                      $18,374,647      $16,938,477
                                                               ============     ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                            Three months ended September 30     Nine months ended September 30
                                                                2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------
                                                             (unaudited)      (unaudited)        (unaudited)       (unaudited)

Sales at suggested retail                                    $23,169,058       $19,052,463       $66,029,019       $57,051,443
  Less: distributor allowances on product purchases            6,931,981         5,634,290        19,858,627        16,146,767
                                                            ------------      ------------      ------------      ------------

Net sales                                                     16,237,077        13,418,173        46,170,392        40,904,676

Costs and expenses:
  Cost of products sold                                        2,774,485         2,291,278         8,446,994        10,126,701
  Distributor royalties and commissions                        6,220,776         5,002,213        17,705,137        14,206,330
  Selling, general and administrative                          6,045,862         5,436,575        16,914,672        15,742,268
                                                            ------------      ------------      ------------      ------------

Total costs and expenses                                      15,041,123        12,730,066        43,066,803        40,075,299
                                                            ------------      ------------      ------------      ------------

Income from operations                                         1,195,954           688,107         3,103,589           829,377

Other income (expense):
  Interest income                                                 11,497             6,955            27,136            25,671
  Interest expense                                               (63,159)         (126,105)         (282,435)         (413,490)
  Other income/(expense)                                          42,877               (50)          111,634            (5,439)
                                                            ------------      ------------      ------------      ------------

Income before income taxes                                     1,187,169           568,907         2,959,924           436,119
Provision for income taxes                                       446,000           162,000         1,135,000           162,000
                                                            ------------      ------------      ------------      ------------

Net income                                                      $741,169          $406,907        $1,824,924          $274,119
                                                            ============      ============      ============      ============

Earnings per common share                                          $0.07             $0.04             $0.16             $0.02
                                                            ============      ============      ============      ============

Earnings per common share - assuming dilution                      $0.06             $0.04             $0.15             $0.02
                                                            ============      ============      ============      ============

See notes to financial statements.

All per share data has been restated to reflect the effect of the Company's 19 percent stock dividend declared on September 19, 2002 and distributed on October 25, 2002.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                    Nine months ended September 30
                                                                        2002               2001
                                                                    -----------        -----------

Operating activities:
Net income (loss)                                                    $1,824,924           $274,119
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                                        649,898            558,774
    Compensation expense for warrants granted                            14,905                 --
    Foreign currency translation (gain) loss                            (67,248)           (27,003)
    (Increase) decrease in accounts and notes receivable               (108,557)         1,641,405
    (Increase) decrease in inventories                                  343,141            134,780
    (Increase) decrease in refundable income taxes                      130,199            196,177
    (Increase) decrease in prepaid expenses
      and other current assets                                         (390,136)          (322,012)
    (Increase) decrease in other assets                                  50,697            170,759
    Increase (decrease) in accounts payable and accrued expenses      1,127,326           (974,816)
    Increase (decrease) in income taxes payable                         274,543            162,494
                                                                    -----------        -----------

Net cash provided by operating activities                             3,849,692          1,814,677

Investing activities:
Purchase of property, plant and equipment                              (481,725)          (225,216)
Proceeds from the sale of property, plant and equipment                  26,081                 --
Repayment of loans by officers and directors                              8,000              5,479
                                                                    -----------        -----------

Net cash used in investing activities                                  (447,644)          (219,737)

Financing activities:
Net repayments under line of credit                                    (985,922)        (1,017,462)
Proceeds from long-term borrowings                                           --             41,102
Principal payments on long-term borrowings                             (345,204)          (260,189)
Principal payments under capital lease obligations                     (122,165)          (134,961)
Proceeds from options and warrants exercised                             45,929                390
Purchase of treasury stock                                             (280,237)                --
                                                                    -----------        -----------

Net cash used in financing activities                                (1,687,599)        (1,371,120)

Effect of exchange rate changes on cash and cash equivalents             63,761            (65,273)
                                                                    -----------        -----------

Increase in cash and cash equivalents                                 1,778,210            158,547

Cash and cash equivalents at beginning of period                      1,258,821          1,198,682
                                                                    -----------        -----------

Cash and cash equivalents at end of period                           $3,037,031         $1,357,229
                                                                    ===========        ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

Note 1-- Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 2-- Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three months ended September 30      Nine months ended September 30
                                                            2002             2001                2002             2001
                                                       -------------------------------      ------------------------------
      Numerator:
        Numerator for basic and diluted
          earnings per share--net income                   $741,169           $406,907       $1,824,924           $274,119
      Denominator:
        Denominator per basic earnings per
          share--weighted average shares                 11,252,000         11,494,000       11,295,000         11,494,000
        Effect of dilutive securities:
          Employee stock options and other warrants       1,229,000             82,000        1,229,000             82,000
                                                       -------------------------------      ------------------------------

          Denominator for diluted earnings per
            share--adjusted weighted average shares      12,481,000         11,576,000       12,524,000         11,576,000
                                                       ===============================      ==============================

      Basic earnings per share                                $0.07              $0.04            $0.16              $0.02
                                                       ===============================      ==============================
      Diluted earnings per share                              $0.06              $0.04            $0.15              $0.02
                                                       ===============================      ==============================

      All share and per share data has been restated to reflect the effect of the Company's 19% stock dividend declared on September 19, 2002.

Note 3-- Comprehensive Income

      Total comprehensive income was $654,493 and $1,728,332 for the three months and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, comprehensive income was $316,004 and $133,517, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

Note 4-- Segment Information

                                                    Three months ended                    Three months ended
                                                    September 30, 2002                    September 30, 2001
                                                    ------------------                    ------------------
                                                 Network       Manufacturing           Network      Manufacturing
                                                marketing      and packaging          marketing     and packaging
                                             -------------------------------       ------------------------------

      Net sales to external customers           16,228,557            8,520           13,029,228          388,945
      Intersegment net sales                            --        2,339,218                   --        2,224,227
      Segment profit                             1,383,344          273,740              738,947          490,723


                                                    Nine months ended                    Nine months ended
                                                   September 30, 2002                    September 30, 2001
                                                   ------------------                    ------------------
                                                 Network       Manufacturing           Network      Manufacturing
                                                marketing      and packaging          marketing     and packaging
                                             -------------------------------       ------------------------------

      Net sales to external customers           46,045,299          125,093           37,043,603        3,861,073
      Intersegment net sales                            --        6,575,758                   --        5,728,622
      Segment profit                             3,989,151          433,500            1,948,568          209,632
      Segment assets                            13,370,937        1,966,679           14,609,000        2,359,340

      A reconciliation of combined operating profit for the reportable segments to consolidated income before income taxes is as follows:

                                             Three months ended September 30       Nine months ended September 30
                                                  2002             2001                2002              2001
                                             -------------------------------       ------------------------------

      Total profit for reportable segments       1,657,084        1,229,670            4,422,651        2,158,200
      Corporate expenses                          (461,130)        (541,563)          (1,319,062)      (1,328,823)
      Non operating - net                           54,374            6,905              138,770           20,232
      Interest expense                             (63,159)        (126,105)            (282,435)        (413,490)

                                             ------------------------------        ------------------------------
      Income before income taxes                 1,187,169          568,907            2,959,924          436,119
                                             ==============================        ==============================

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

Note 6-- Long-Term Debt

      In June 2002, the Company entered into a loan modification agreement related to the term loan on its building. The effect of the agreement was to reduce the interest rate from a fixed rate of 8.5% to a floating interest rate at the prime rate (4.75% as of September 30, 2002). The monthly payments of principal and interest remain the same at $38,802 per month. As of the date of the new agreement, the loan had a balance of $4,021,000.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

Note 7-- Stock Dividend

      On September 19, 2002, the Board of Directors of the Company declared a 19% stock dividend on the Company's common stock which was distributed on October 25, 2002 to shareholders of record on October 11, 2002. The dividend was transferred from retained earnings to common stock in the amount of $7,905,000, which was based on the closing price of $4.39 per share on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive recognition to the stock dividend.