Form 10-K
period 2002-12-31
RELIV INTERNATIONAL INC
filed 2003-03-31
CIK 768710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

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

     Common Stock, par value $0.001          NASDAQ National Market tier of The
                                             NASDAQ Stock Market

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K. |_|

      Based upon the closing price of $4.22 per share of Registrant's Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at March 17, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $26,524,493. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

      The number of shares outstanding of the Registrant's Common Stock as of March 17, 2003, was 11,952,591 (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year are incorporated by reference into Part III.

                                      INDEX

Part I
Item No. 1  Business........................................................................................3
Item No. 2  Properties.....................................................................................22
Item No. 3  Legal Proceedings..............................................................................23
Item No. 4  Submission of Matters to a Vote of Security Holders............................................23

Part II

Item No. 5  Market for Registrant's Common Equity and Related Stockholder Matters..........................23
Item No. 6  Selected Financial Data........................................................................25
Item No. 7  Management's Discussion and Analysis of Financial Condition and Results of Operations..........25
Item No. 7A Qualitative And Quantitative Disclosures Regarding Market Risk.................................37
Item No. 8  Financial Statements and Supplementary Data....................................................38
Item No. 9  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................................................38

Part III

Item No. 10 Directors and Executive Officers of the Registrant.............................................39
Item No. 11 Executive Compensation.........................................................................39
Item No. 12 Security Ownership of Certain Beneficial Owners and Management.................................39
Item No. 13 Certain Relationships and Related Transactions.................................................39
Item No. 14 Controls and Procedures........................................................................39
Item No. 15 Exhibits, Financial Statement Schedules and Reports on Form 8K.................................40

PART I

Item No. 1 - Business

      Overview

      Reliv' International, Inc. (the "Company") has a stated mission to "Nourish Our World" by offering a unique nutritional product line and an extraordinary entrepreneurial opportunity that enables financial freedom, long-term security and personal growth to its distributors. The Company's products include nutritional supplements, weight management products, functional foods, granola bars, sports nutrition and a line of skin care products. Nutritional supplements include vitamins, minerals, dietary supplements, herbs and compounds derived therefrom. Functional foods are products designed to influence specific functions of the body. The Company and its subsidiaries sell products to distributors throughout the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland and the Philippines.

      The Company's products are distributed through a network marketing system -- a system in which distributors sell products directly to retail customers and sponsor other individuals as distributors. Distributors derive compensation both from the direct sales of products and from sales volume generated by sponsored distributors. Network marketing involves person-to-person communication and training on the products and the system. The Company believes this feature makes network marketing a more effective means of marketing its products than in-store retail sales. The network marketing system provides financial opportunity to a broad cross-section of people, including those seeking to simply supplement other income, as well as those who desire a full-time home-based business.

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

      Reliv' was organized as an Illinois corporation on May 24, 1988, as a wholly-owned subsidiary of the Company, and began selling nutritional supplement products in October, 1988, in the United States. In 2002, sales in the United States represented approximately 84% of net sales.

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

      In February, 1991, Reliv' entered into a joint venture agreement with an Australian corporation and the joint venture began to market, sell and distribute Reliv' products in Australia in May, 1991. Reliv' Australia Pty, Ltd. ("Reliv' Australia"), a wholly-owned subsidiary of Reliv' World, entered into an agreement to purchase the joint venture interest of the Australian corporation. Reliv' Australia also entered into an agreement with the three shareholders of the Australian corporation under which a partnership of such persons, as a distributor of Reliv' Australia, was to receive, for a period of 10 years from March 1, 1992, 2 percent of sales in Australia and New Zealand (defined as the designated retail selling price of all products, on which commissions are payable to distributors), up to approximately $10 million (AUS) in 1992, and $12 million (AUS) in all subsequent years during the term, and 3 percent of sales that exceed those figures. Since March 1, 1992, the business of the Company in Australia and sales of the Company's products there has been conducted by Reliv' Australia. In 2002, approximately 3% of the Company's net sales were attributed to sales in Australia.

      During April, 1992, Reliv' New Zealand Ltd. ("Reliv' New Zealand") was organized as a New Zealand company and as a wholly-owned subsidiary of Reliv' World (except for nominal shares held by an officer). In June, 1992, Reliv' New Zealand began selling the Company's products through independent distributors in New Zealand. Sales in New Zealand represented less than 1% of the Company's net sales in 2002.

      On June 9, 1992, Reliv' Canada, Ltd. ("Reliv' Canada") was organized as an Ontario, Canada corporation and as a wholly-owned subsidiary of Reliv' World. Reliv' Canada commenced operations during October, 1992, and began selling the Company's products to distributors in Canada in November, 1992. On December 31, 1995, Reliv' Canada was converted to a Nova Scotia, Canada unlimited liability company, wholly-owned by Reliv' World (except for one percent owned by the Company), under the name Reliv' Canada Company. In June, 2000, the Company consolidated Reliv Canada's operations with the Company's operations located in Chesterfield, Missouri, but maintains and operates a warehouse facility in Canada which serves as a distribution center for the Company's products. In 2002, approximately 2% of the Company's net sales were attributed to sales in Canada.

      On June 28, 1993, Reliv' Mexico S.A. de C.V. ("Reliv' Mexico") was organized as a Mexican corporation and as a wholly-owned subsidiary of Reliv' World (except for one share owned by the Company). Reliv' Mexico commenced operations in June, 1993, and began selling the Company's products to distributors in Mexico in August, 1993. On December 20, 1994, Reliv' Mexico was converted to a Mexican limited liability company under the name Reliv' Mexico,
S. de R.L. de C.V. In September, 2000, Reliv NOW de Mexico S.A. de R.L. de C.V. was organized and now conducts the Company's operations in Mexico. Sales in Mexico represented approximately 5% of the Company's net sales in 2002.

      On July 1, 1995, Reliv' UK Limited Corporation ("Reliv UK") began the marketing and sale of the Company's products in the United Kingdom in accordance with the Reliv' system under a license and distributor arrangement with the Company. Pursuant to the terms of the arrangement, Reliv' UK purchased all of its requirements for products from the Company and paid Reliv' World a royalty on products sold. On October 1, 1998, Reliv' Europe, Inc., a wholly-owned subsidiary of Reliv' World, purchased all of Reliv' U.K.'s capital stock in return for a 1.5% equity ownership in Reliv' Europe. The former owner of Reliv' U.K. forgave approximately $435,000 in advances to Reliv' U.K. Under the purchase arrangement, the former owner will receive monthly payments equal to 1.5% of Reliv' Europe's retail sales for a period of ten years. In December 2002, Reliv UK moved its facility from London to Birmingham. In 2002, less than 1% of the Company's net sales were attributed to sales in the United Kingdom.

      In June, 2000, Reliv Philippines, Inc. ("Reliv Philippines") was organized as a Philippine corporation and as a wholly-owned subsidiary of Reliv World (except for nominal shares which are owned by the five directors of Reliv Philippines). Reliv Philippines commenced operations in August, 2000, and began selling the Company's products to distributors in the Philippines in December, 2000. The establishment of Reliv Philippines was partially financed by investor loans to Reliv World aggregating $240,000, including warrants to purchase up to 12% of the stock of Reliv Philippines. In 2002, Reliv Philippines was the Company's leading international market for sales with 5% of the Company's net sales attributed to the Philippine network.

      In March 2002, Reliv UK commenced sales of the Company's products to distributors and customers in the Republic of Ireland. Due to the close proximity between Ireland and the UK, the operations and fulfillment of Irish distributors are carried out by Reliv UK. Currently, Reliv UK ships product directly to distributors in Ireland with the intent of opening a distribution center in the near future. The Company is pursuing product registration in Ireland for several of its products at this time.

      Principal Products

      Through its subsidiaries, the Company markets and sells a line of related products including nutritional supplements, weight control products, functional foods, granola bars, sports nutrition and a skin care line.

      The Company's nutritional supplements include Reliv' Classic(R) and Reliv' NOW(R). Both products are designed to provide a balanced nutritional supplement for an individual's diet and contain a variety of vitamins and minerals, soy and other protein sources and various herbs. Containers of Reliv NOW and Reliv Classic come in a one month supply, 28 servings, and are in powdered form to be mixed with juice or other beverages. The Reliv' Classic formula has a U.S. patent and the Reliv' NOW formula is a no-yeast derivative of the Reliv' Classic formula. Reliv' NOW is available with all natural flavoring or in the original formula. In 2002, sales of Reliv Classic and Reliv NOW represented approximately 27% and 9% of net sales, respectively. Reliv NOW is available in every country where the Company does business (except Ireland) while Reliv Classic is only available in the United States, Australia, New Zealand, Canada and the United Kingdom.

      Innergize!(R) is a patented powdered sports drink containing a mixture of vitamins and minerals designed for performance enhancement. A can of Innergize contains 28 servings and is available in lemon, orange and cool punch flavors. In 2002, sales of Innergize represented approximately 14% of net sales. Innergize is available in every country where the Company does business. In Canada, the product is called Optain(R) due to local product regulations.

      Reliv' Ultrim-Plus(R) is designed as a meal replacement (for a maximum of two meals per day) in a weight loss program. The product formula includes an advanced complex of thermogenic fat burners, along with an increased level of soy protein. Each serving of the product provides 35 percent of the recommended daily allowance of many essential vitamins and minerals. A can of Reliv' Ultrim-Plus contains 14 servings and is available in three flavors - vanilla, chocolate and strawberry. The product is in powdered form for mixture with water or milk and is sold in every country where the Company does business. Sales of Reliv Ultrim-Plus made up approximately 5% of net sales in 2002.

      Cellebrate(R) is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body's fat burning process. Cellebrate, which comes in 56 servings per can, is in powdered form and is recommended to be used alone or with Reliv' Ultrim Plus meal replacement. Sales of Cellebrate made up approximately 3% of net sales in 2002. Cellebrate is available in the United States and Canada.

      FibRestore(R) is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A can of FibRestore contains 28 servings (except in Mexico) and is in powdered form for mixture with water or juice. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony(R) in order to comply with that country's nutritional regulations. FibRestore is available in all of the countries in which the Company does business with the exception of Ireland. Sales of FibRestore made up approximately 13% of net sales in 2002.

      Arthaffect(R) is a nutritional supplement and functional food containing Arthred, a patented form of hydrolyzed collagen protein, which is clinically reported to nutritionally support healthy joint function. A can of Arthaffect contains 30 servings and is in powdered form for mixture with water, milk or juice. In 2002, sales of Arthaffect represented approximately 7% of net sales. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines and Canada. The product is called A-Affect(R) in the countries outside the United States due to local product regulations.

      ProVantage(R) is a nutritional supplement containing soy and is designed to enhance athletic performance with a balance of nutrients needed to improve endurance, recovery and repair. ProVantage helps increase muscle mass and function, reduce fatigue and burn excess body fat for extra energy. The product is also of benefit to dieters and others wanting to increase their soy intake. A can of ProVantage contains 11 servings and is in powdered form for mixture with water or juice. In 2002, sales of ProVantage represented approximately 3% of net sales. ProVantage is available in the United States, Australia, New Zealand, and Canada.

      Reliv' Ultra Bar(R) is a line of granola bars containing a mixture of grains and nuts which use the core formulation of Reliv' NOW vitamins, minerals, proteins and herbs. Flavors include yogurt, chocolate and raspberry carob. The bars are a snack food and nutritional supplement and are used with Reliv' Ultrim-Plus as a meal replacement in a weight loss program. Sales of Reliv Ultra Bars made up approximately 1% of net sales in 2002. The product is available only in the United States.

      SoySentials(R) is a nutritional supplement containing soy as well as other vitamins, minerals and herbs and is designed for use by women. A can of SoySentials contains 14 servings and is in powdered form for mixture with water or juice. The U.S. Food and Drug Administration has identified soy protein as an effective nutrient for reducing cholesterol levels, and thereby reducing the risk of heart disease. In 2002, sales of SoySentials represented approximately 4% of net sales. SoySentials is only available in the United States.

      Reliv' Soy Sense(TM) is a vanilla flavored nutritional supplement containing soy as well as other vitamins, minerals and herbs and can be consumed by men as well as women. A can of Reliv' Soy Sense contains 14 servings and is in powdered form for mixture with water or juice. In 2002, sales of Reliv Soy Sense represented approximately 1% of net sales. Reliv Soy Sense is available in the United States, Australia, New Zealand, Canada, and the United Kingdom. Due to local regulations, the product is called Reliv' So Sense(TM) in Canada.

      Reliv NOW For Kids(TM) is a product designed to provide a balanced nutritional supplement for a child's diet and contains a variety of vitamins and minerals. The products are in powdered form to be mixed with water or milk. Reliv NOW For Kids is available in chocolate and vanilla. Sales of Reliv NOW For Kids made up approximately 3% of net sales in 2002. Reliv NOW For Kids is available in the United States, the United Kingdom and the Philippines.

      ReversAge(R) is an anti-aging dietary supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is the restorative complex, designed to replenish key hormones while creating balance within the body's major systems; the antioxidant complex is designed to halt aging at the cellular level and the herbal complex delivers a variety of age-defying herbs, including Ginkgo Biloba and Maca. The lime flavored product is in powdered form for mixture in water and is available in every country where the Company does business except the United Kingdom and Ireland. In Canada the product is called Nutriversal(TM). During 2002, sales of ReversAge represented approximately 6% of net sales.

      ReversAge(R) Performance Enhancing Skin Care is a line of skin care products including: Facial Cleansing Gel, Body Lotion, Smooth and Lift Serum, Daily Skin Defense, Eye Renewal Cream, Nightly Skin Restore and Cleansing Bar. ReversAge is clinically proven effective, dermatologist tested and hypoallergenic. Each skin care product is enriched with the Company's Dermalongevity Complex(TM) and has been specially formulated to protect and repair when and where a consumer needs it. The ReversAge Read and Need(TM) Technology adjusts to different skin types and delivers the necessary moisture and nutrients to repair and replenish skin. The patented Nutri-Dynamic Delivery System holds active ingredients in place on the surface of the skin for up to 12 hours, allowing continuous delivery of youth-promoting nutrients to the skin. ReversAge is available in every market where Reliv currently operates with the exception of the United Kingdom, Ireland, the Philippines and Mexico. In 2002, ReversAge skin care represented approximately 3% of annual net sales.

      Reliv Delight(R) is a powdered food supplement in the nature of a milk replacement. Due to the significant level of cross-border sponsoring between Mexico and the United States and because of the growing U.S.-Hispanic market, the Company introduced Reliv Delight in the U.S. in July, 2001, subsequent to its introduction in Mexico in March, 2001. In 2002, sales of Reliv Delight represented less than 1% of net sales.

      The Company conducts ongoing research and development on its product line and intends to introduce additional product items in the future. See "Research and Development."

      Patents

      The Company has obtained U.S. patents on five product formulations including Innergize!, FibRestore, Cellebrate, Arthaffect and ReversAge (dietary supplement) and is the licensee of a sixth U.S. patent for the Reliv Classic formula.

      Reliv Classic is manufactured and sold by the Company under an Exclusive License Agreement dated December 1, 1991 ("License Agreement"). The License Agreement is worldwide in scope and continues through the life of the patent. Pursuant to the License Agreement, the Company was obligated to pay the owner of the patent and the developer of the formulations, Dr. Theodore P. Kalogris, a royalty of 5 percent of the net revenues from the sale of products containing the licensed formula, with a minimum $10,000 and maximum $22,000 monthly royalty. The Company's obligation to pay the royalty payments terminated on the death of Dr. Kalogris in February, 2003, and the royalties under the License Agreement were deemed to be paid in full at that time. The Company shall pay the heirs of Dr. Kalogris $10,000 a year until expiration of the patent for use of name and likeness.

      Arthaffect promotes healthy joint function and works without the dangerous side effects of many popular arthritis treatments. A key component of this comprehensive formula is Arthred(R), a patented ingredient that has been clinically proven to help rebuild damaged cartilage. Under an agreement dated November 6, 1996, Traco Labs, Inc. ("Traco"), exclusive licensee of the patent rights, sublicensed the rights to sell the ingredient to the Company ("Traco Agreement"). The license is for a term ending upon the later of (i) the termination of Traco's rights to market the product or (ii) December 31, 2014.

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

      The principal ingredient delivery system of ReversAge (skin care) is the subject of issued U.S. patents. On March 1, 2001, Hydron Technologies, Inc ("Hydron") and the Company entered into an agreement which states that the Company shall purchase skin care products from or through Hydron and shall have the right to sell and distribute the products to the Company's distributors (the "Hydron Agreement"). The Hydron Agreement is worldwide in scope and continues through February, 2004 with a right of renewal by the Company upon reaching predetermined sales goals. Pursuant to the Hydron Agreement, the Company was granted an exclusive license to market its line of skin care products subject to the Agreement, and is obligated to pay Hydron royalties which vary depending on the volume of product sold.

      Trademarks

      Trademark registrations for "Reliv'" and for many of the Company's product names are either issued or pending in the U.S. Patent and Trademark Office ("USPTO"). Currently, the Company has eighteen (18) marks in use and registered with the USPTO and three (3) pending final approval. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines and several other foreign countries that offer good network marketing opportunities. The Company considers its trademarks and tradenames to be an important asset of its business.

      Company Strategy

      The Company's business model focuses on the sales and marketing of nutritional and skin care products to distributors and customers. The Company is continually developing programs to attract and retain distributors and customers. The Company has designed and implemented a range of support tools to help distributors become more effective in selling their products, including a newly enhanced distributor website which makes product purchasing and distributor information more simple and accessible. Downline Organizer is a subscription service offered by the Company that provides an array of additional tools and international reports to help plan, organize and drive a distributor's business. Downline Organizer offers: 24/7 access to business-critical information on purchasing and sponsoring via 14 customizable reports; timely alerts about a distributor's current activity; e-mail; a calendar, etc.

      The Company plans to expand into the most promising international markets. In March, 2002, the Company entered Ireland--its newest market since opening the Philippines in December, 2000. The Company's decision to enter new markets in the future will be based on its assessment of several factors including market size, distributor interest, anticipated demand for the Company's products, receptivity to network marketing, ease of entry, and regulatory restrictions regarding products and the marketing system. The Company intends to maintain its seamless international distributor compensation plan in new markets to allow distributors to receive commissions for sales throughout the international system. The Company believes this seamless plan will facilitate and enhance the expansion of the Company's business into various international markets.

      The Company intends to utilize its research and development capabilities in nutrition science to improve, develop and introduce new products. In August, 2002, the Company introduced an enhanced Reliv NOW formula with significant nutritional differences from the old formula including: a decrease in calories from 120 to 40; a decrease in calories from fat from 10 to zero; a decrease in carbohydrates from 18 grams to 1 gram; a decrease in sugars from 14 grams to 1 gram; a decrease in sodium from 180 milligrams to 110 milligrams; and replaced dairy whey with soy protein. During 2002, the Company introduced several products into foreign markets, including Arthaffect and Reliv NOW For Kids in the Philippines and ReversAge and Arthaffect in Mexico.

      Sales and Marketing

      The Company sells its products to a network of independent distributors, who sell the products directly to customers or consume the products themselves. Network marketing is a form of direct selling through a network of distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends and family. The Company believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through traditional distribution channels. Customers who desire to sell the

Company's products may become distributors by being sponsored into the program by another distributor, thereby becoming part of the sponsoring distributor's down line.

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

      The Company also recommends and encourages the use of Tuesday night Business Opportunity Meetings ("BOM") and Saturday morning trainings throughout its network of distributors. Every month the Company publishes for its distributors the location, date and time of opportunity meetings and trainings as well as the distributor who will be hosting such event. These meetings serve as a forum for teaching new recruits the fundamentals of the Company's compensation plan as well as introducing them to the Company's products and their unique benefits.

      Distributors consist principally of individuals, although a limited number of distributors are corporations or partnerships. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $39.95 plus shipping in the United States) consisting of a distributor manual, business forms and promotional materials distributed throughout the year. New distributors must enter into a written contract, which obligates them to adhere to the Company's policies and procedures. Distributors purchase products from Company subsidiaries or from other distributors for resale or consumption by the distributor or his or her family. The Company believes many of its distributors are attracted to the Company because of the quality of its products and its rewarding compensation plan.

      In each country in which the Company conducts business, distributors operate under a uniform distributor system that compensates distributors at varying levels based on sales volumes. At the lowest rank, a distributor is designated as a Retail Distributor and is entitled to purchase products from a Company subsidiary or other distributors at a discount of 20 percent from the Company's suggested retail price. A distributor is promoted to higher levels in the system by increasing his or her sales of the Company's products, directly or through other distributors sponsored in the distributor's sales group, and by achieving designated sales volumes. These higher ranks of distributor are designated in order as Affiliate, Key Affiliate, Senior Affiliate and Master Affiliate. At each higher level, a distributor is entitled to purchase products at an increasingly higher discount; a Master Affiliate receives a 40 percent discount.

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

      The Company has a Star Director Program, which allows Directors to receive increased additional compensation payments based on the number of Master Affiliates they have sponsored since the program commenced. Directors are entitled to receive an additional one percent to three percent royalty on the retail sales volume of Master Affiliates in their downline organization for an unlimited depth, until they reach a Master Affiliate who has achieved Star Director status.

      The Company also sponsors an Ambassador Program. To qualify as an Ambassador, a distributor must hold the level of Master Director and must assist personally sponsored Master Affiliates in meeting specified levels of additional compensation payments. The levels of Ambassador are, in order, Ambassador, Bronze Ambassador, Silver Ambassador, Gold Ambassador and Platinum Ambassador. Silver Ambassadors and up are entitled to additional percentages of the retail sales volume of downline Master Affiliates in the fourth, fifth and sometimes sixth level of sponsorship. Ambassadors are also entitled, depending on the level, to additional benefits, such as participation in Company sponsored events, paid hotel rooms and transportation for national conventions, health insurance and car allowances. Ambassadors reaching the level of Silver Ambassador and up form the "Reliv Inner Circle."

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

      Company subsidiaries also provide a variety of additional incentives or bonuses to the most productive distributors such as Momentum Bonus Awards in the form of cash for distributors with the highest personal group volume in a month and trips for the highest volumes during a sales promotion time period.

      As of December 31, 2002, 51,139 persons or entities were registered as distributors of Company subsidiaries of which 7,189 were Master Affiliates. This is an increase in the number of distributors from December 31, 2001 totals of 43,437 distributors of which 6,657 were Master Affiliates. The number of registered distributors and Master Affiliates in each country in which Company subsidiaries operate is as follows:

                              Distributors                     Master Affiliates
                              ------------                     -----------------

United States                    36,100                              5,255

Australia                         2,090                                134

New Zealand                         390                                 18

Canada                              915                                107

Mexico                            3,412                                907

United Kingdom/Ireland              241                                 74

The Philippines                   7,991                                694


      Not all persons registered as distributors of Company subsidiaries are active. Reliv' requires that persons wishing to continue as distributors renew their distributorship annually by the payment of a fee ($30 in the United States). The number of distributors shown in the preceding table reflects persons who have become distributors within the past 12 months and those who renewed their distributorship during 2002.

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

      Compliance

      The Company's distributor organization and compensation system is designed and intended to promote the sale of the Company's products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, and to comply with applicable governmental regulations of network marketing organizations, the Company and each subsidiary have established specific programs and requirements for distributors including (i) monitoring by the Company of purchases by distributors to identify potentially excessive individual purchases, (ii) requiring that distributors certify to a specified number of retail sales and (iii) requiring that distributors certify the sale of at least 70 percent of previous purchases prior to the purchase of additional amounts of product. The Direct Select program, as described above, further promotes sales of the Company's products to consumers. Distributors are not required at any time to purchase product, although Master Affiliates are required to maintain certain minimum sales levels in their personal groups to continue receiving generation royalty compensation payments.

      The Company maintains a policy that unused product may be returned by customers to the selling distributor for a full refund or exchange within 30 days after purchase. Each subsidiary also maintains a policy that any distributor who terminates his distributorship may return resalable product which was purchased from the Company within three months of the return for a refund of 90 percent of the purchase price less any discounts or commissions received relating to the purchase of the products. The Company believes this buy-back policy addresses and satisfies a number of the regulatory compliance issues pertaining to network marketing systems, particularly inventory loading.

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

      Regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, although when the Company believes that it is in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. It is an ongoing part of the Company's business to anticipate and respond to new and changing regulations and to make corresponding changes in operations to the extent practicable.

      The Company has a compliance department that receives and reviews allegations of distributor misconduct. If the Company determines that a distributor has violated any section of the Company's Policies and Procedures, it may take a number of disciplinary actions. For example, the Company may impose sanctions such as warnings or suspensions until specific conditions are satisfied, or take other appropriate actions at the Company's discretion including termination of the Distributor Agreement.

      Manufacturing and Product Sources

      The Company established a manufacturing line at its facility in Chesterfield, Missouri and began to manufacture all its nutritional products (except granola bars and skin care) in early 1993. The Company expanded its Chesterfield facility in 1997. At its Chesterfield manufacturing facility, the Company manufactured products that accounted for approximately 96% of net sales in 2002. The remaining 4% is comprised of the Company's granola bar and skin care lines, which are produced by third parties. See "Item No. 2 - Properties."

      The Company's ability to manufacture its powder nutritional products is a competitive advantage with respect to competitors not engaged in manufacturing and contributes to its ability to provide high-quality products. The Company's product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since the Company carefully selects its ingredient suppliers, it is able to control the quality of raw materials and its finished products. The Company has not experienced any difficulty in obtaining supplies of raw materials for its nutritional products and does not believe it will encounter any such difficulty in the future. By monitoring and testing products at all stages of the manufacturing process, precise product composition can be guaranteed by the Company. In addition, management believes it can keep costs associated with its nutritional supplements at the lowest level possible by manufacturing its own products.

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

      Distributors order product from Company subsidiaries in case lots and individual quantities and pay for the goods prior to shipment. In the United States, the Company's products are warehoused and shipped by common carrier to distributors. The facility in Chesterfield, Missouri serves all parts of the country. See "Item No. 2 - Properties." Products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; and Birmingham, England. Reliv Philippines currently has sixteen product pick-up centers located throughout the country which are operated by business partners and four company owned and operated business centers located in the following cities: Makati, Davao, Ortigas and Cebu. In Mexico, product is warehoused and shipped in and from approximately fifty distribution centers located throughout the country. With the exception of Reliv Canada and Reliv New Zealand, each subsidiary of the Company maintains an office and personnel to receive, record and fill orders from distributors. Distributors in Ireland order and receive product from Reliv UK.

      In the last quarter of 1995, the Company commenced providing manufacturing and packaging services at its Chesterfield manufacturing facility. These services include blending, processing and packaging food products in accordance with specifications or materials provided by the customer. Revenues from these services were $27,292,000 in 1999 as a result of a major customer and obtaining other business, but decreased to $16,748,000 in 2000 due to the Company's decision to place less emphasis on this business. In 2001, revenues were $3,879,000 as production and sales to the last significant customer concluded in August, 2001. In 2002, manufacturing and packaging net sales to external customers were only $137,000.

      Reference is made to Note 19 of the Consolidated Financial Statements contained in Part IV hereof for financial information on business segments.

      Research and Development

      The Company is committed to continuous product innovation and improvement through sound scientific research. The mission of the Company's research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published scientific research and in-house studies. The Company periodically consults with a panel of physicians who advise the Company on product development. The Company intends to continue to use its resources in the research and development of new products and enhancement of existing products. At its Chesterfield facility, the Company conducts research, product development and formulation, testing and quality control, all relating to nutritional food products. Research and development costs were $431,000 in 2002, $355,000 in 2001, and $410,000 in 2000.

      Employees

      As of December 31, 2002, the Company and all subsidiaries had approximately 205 full-time employees compared with 202 such employees at the end of 2001.

      Product Regulation

      The formulation, labeling and advertising or promotion of the Company's products are subject to regulation by the Food and Drug Administration ("FDA") which regulates the Company's products under the federal Food, Drug and Cosmetic Act (the "FDCA"), the Federal Trade Commission ("FTC") and various agencies of the states or countries into which the Company's products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of the Company's food products and also with respect to the formulation of those products. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA") and related regulations. Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on the labels or labeling of nutritional supplements. The Company does not believe these laws or regulations will have a material adverse effect on its products or operations. The adoption of new regulations in the United States or in any of the international markets, or changes in the interpretation of existing regulations, could have a material effect on the Company.

      The majority of the products marketed by the Company are classified as dietary supplements under the FDCA. Nutritional and dietary supplements such as those manufactured and sold by the Company, for which no therapeutic claim is made, are not subject to FDA approval prior to their sale. Products can be removed from the market if shown to be unsafe, and if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation, treatment or prevention of disease, it can regulate those products as drugs and require pre-market clearance. In addition, if the FDA determines that the claims concerning a product's effect on the "structure or function" of the body do not meet the requirements of DSHEA, such claims could result in such product being subject to regulation as a drug. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading.

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

      The Company's advertising of its products is subject to regulation by the FTC. The FTC prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce and provides that the dissemination of any false advertisement pertaining to drugs or foods, including dietary supplements, is an unfair or deceptive act or practice. Under the FTC's substantiation doctrine, an advertiser must have a "reasonable basis" for all claims made about a product. Failure to be able to adequately substantiate claims may be considered either deceptive or unfair practices. In order to avoid a violation of the FTC standards, the Company makes sure it has adequate substantiation for all advertising claims made for its products. In addition, the FTC has increased its scrutiny of the use of distributor testimonials. Although it is impossible for the Company to monitor all the product claims made by its independent distributors, the Company makes its best effort to ensure that its distributors do not violate the FTC's standards.

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

      The Company may be subject to additional laws or regulations administered by the FDA, FTC or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations would have on its business in the future. The Company could become subject to requirements for the reformulation of certain products, the recall of certain products, additional documentation for certain products, label changes, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's business and operations.

      The Company is aware that, in some of its international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as "genetically modified organisms" ("GMOs"). In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. When necessary, the Company has responded to government regulations that forbid products containing GMOs by changing certain unacceptable ingredients to non-GMO. Some of the Company's products in certain markets still contain substances that would be or might be classified as GMOs. The Company cannot anticipate the extent to which regulations in these markets will restrict the use of GMOs in its products or the impact of any regulations on business in those markets. In response to any applicable future regulations, the Company will reformulate its products to satisfy the regulations. Compliance with regulatory requirements in this area should not have a material adverse effect on the Company's business.

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

      Federal and state laws have been adopted throughout the years to prevent the use of fraudulent practices and have sometimes been inappropriately directed at legitimate network marketing programs. Illegal pyramid schemes compensate participants primarily for the introduction or enrollment of additional participants into the program. Often, these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally, these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of products. The Company has obtained approval of its marketing program in all of the markets where it operates and does so for each country it enters.

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

      Under current law, the Company's distributors are treated for federal income tax purposes as independent contractors and compensation paid to them is not subject to withholding by the Company. The definition of independent contractor has been challenged in the past and any changes could possibly jeopardize the exempt status enjoyed by direct sellers and negatively impact the Company's recruiting efforts. The direct selling industry has strongly opposed such bills as they relate to direct sellers. States have become increasingly active in this area as well. To date, the status of direct sellers as independent contractors has not been affected. However, there is no assurance that future legislation at the federal or state level affecting direct sellers will not be enacted.

      Competition

      The business of developing and distributing nutritional and skin care products such as those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. The Company's ability to remain competitive depends on its underlying science and high quality of products and its success in recruiting and retaining distributors. The pool of individuals interested in network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. The Company believes that it offers a rewarding compensation plan with attractive financial benefits to compete for the time, attention and commitment of distributors. To the extent practicable, the Company's compensation plan is designed to be seamless, permitting international expansion.

      Reliv' NOW, Reliv' Classic and FibRestore compete with numerous supplements that offer multi-vitamin benefits. The Reliv' Ultrim-Plus and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast(TM). Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade(TM) and Met-Rx(TM). With Arthaffect, ReversAge, Reliv Soy Sense, Soy Sentials and the Reliv ReversAge Performance Enhancing Skin Care, the Company has entered the relatively new "functional formulas" and "anti-aging" markets, which is expected to be extremely competitive and led by the major food and skin care companies.

      The Company believes that its powder nutritional supplements are a competitive advantage over other supplement manufacturers who deliver vitamins, minerals and herbs in pill form. The Company's nutritional products are consumed with water, milk and juice and deliver nutrients more effectively throughout the body than pills or tablets. Nutrients taken orally in liquid form leads to better absorption at the cellular level, or "bioavailability." Numerous scientific studies concur that liquid form is the more effective way to deliver nutrients to the body.

      New Market Expansion Program

      The Company engages in a structured and thorough analysis of potential new markets, including analysis of regulatory conditions, product approval procedures, competitive forces, synergies between new and existing countries and distributor presence or interest in new markets, before selecting markets to enter. When the Company decides to enter a new market, it first hires local legal counsel and/or a consultant with expertise in the product approval process to help ensure that its network marketing system and products comply with all applicable regulations. In addition, local counsel and consultants help to establish favorable public relations in the new market by acting as an intermediary between the Company and local regulatory authorities, public officials and business people. Local counsel and consultants are also responsible for explaining the Company's products and product ingredients to appropriate regulators and, when necessary, arranging for local technicians to conduct required ingredient analysis tests of the products.

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

Item No. 2 - Properties

      The Company owns approximately six acres of land and a building containing approximately 136,000 square feet of office, manufacturing and warehouse space located at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri, 63005, where it currently maintains its corporate headquarters. The original property was purchased in July, 1991, and, as part of the purchase price for the premises, the Company assumed the remaining principal balance of $850,108 of a 1984 industrial revenue bond with an original principal sum of $975,000. In addition, the Company executed a promissory note to the seller in the amount of $250,000. The principal balances of the bond and promissory note at December 31, 2002, are $234,000 and $205,000, respectively. The Company funds payments under the industrial revenue bond and promissory note from working capital. In 1992, the Company completed an addition to its building of approximately 12,000 square feet used for manufacturing of its products. In May, 1993, the Company purchased
3.4 acres of land adjacent to the original facility for $400,000.

      In 1998, the Company completed an expansion to the Chesterfield facility on land owned by the Company adjacent to the existing building. Approximately 90,000 square feet of manufacturing, warehouse and office space was added to the existing 46,000 square foot facility. The Company obtained a construction loan of $4,430,000 to finance the expansion. As of December 31, 2002, this loan had a principal balance of $3,840,000.

      The Company leases office space in suburban Sydney, Australia; Mexico City, Mexico; Birmingham, England; and Manila, the Philippines to support its operations in those areas, and has a contract warehouse arrangement in Mississauga, Ontario, Canada and Auckland, New Zealand.

Item No. 3 - Legal Proceedings

      In October, 2000, the Company terminated several individual distributors for breach of their Distributor Agreement. In December, 2001, five of the terminated distributorships ("Claimants") jointly filed a Demand for Arbitration and Statement of Claim to ensue before an American Arbitration Association panel of arbitrators in Chicago, Illinois, seeking monetary damages for unlawful termination. In response to the Claimants demand, the Company filed counterclaims against the Claimants for defamation, unfair competition and breach of contract. The Company engaged outside counsel in Chicago to defend the arbitration demand. In January, 2003, the Company and Claimants resolved their claims before the arbitration hearing had commenced and all claims by and against the Company were dismissed pursuant to a settlement agreement. The settlement was properly accrued in the financial statements in 2002, and it did not have a material adverse affect on the financial position or results of operations of the Company.

      The Company has no current litigation against it that could have a material adverse effect on its financial position or results of operations.

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

                    2002 and 2001 Quarterly Stock Price Data

                                     HI                           LO
                                     --                           --

2002

First Quarter                       $1.81                        $0.96
Second Quarter                       2.51                         1.34
Third Quarter                        5.75                         1.37
Fourth Quarter                       6.11                         3.06

2001

First Quarter                       $1.42                        $0.84
Second Quarter                       1.21                         0.84
Third Quarter                        1.05                         0.75
Fourth Quarter                       1.26                         0.90

--------------
Note: All stock price data has been restated for the 19% stock dividend declared in September 2002.

      As of March 12, 2003, there were approximately 1,876 holders of record of the Company's Common Stock.

      The Company declared a one share for 5.25 shares stock dividend (19%) on September 19, 2002. The dividends were distributed on October 25, 2002 to stockholders of record on October 11, 2002.

      The Company has not paid cash dividends on its Common Stock in the last 2 years. The amount and timing of dividends will be subject to declaration of the Board of Directors consistent with results of operations of the Company and its financial condition at the time.

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

                                                                  Year Ended December 31
(In thousands, except per share amounts)        2002          2001          2000           1999           1998
                                              --------      --------      --------       --------       --------

Net sales                                     $ 62,927      $ 52,943      $ 61,280       $ 69,278       $ 53,400

Net income (loss)                             $  2,493      $    308      $   (898)      $ (1,400)      $  1,557

Earnings (loss) per common share(1)
       Basic                                  $   0.22      $   0.03      $  (0.08)      $  (0.13)      $   0.13
       Diluted                                $   0.19      $   0.03      $  (0.08)      $  (0.13)      $   0.13

Cash dividends per share of common stock      $     --      $     --      $     --       $   0.01       $  0.025

Total assets                                  $ 18,446      $ 16,987      $ 20,395       $ 20,772       $ 20,253

Long-term debt and capital lease
  obligations, less current maturities        $  4,057      $  4,650      $  5,046       $  5,296       $  5,590

--------
(1) Earnings (loss) per common share for 1998-2001 have been restated for the 2002 stock dividend.

Item No. 7 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations

      Results of Operations

      Net Income and Net Sales

      2002 vs. 2001

      The Company's 2002 net income was $2,493,000 or $.22 per share basic and $.19 per share diluted. This compares with net income of $308,000 or $.03 per share in 2001. Net income in the United States, the Company's primary market, was $2,640,000 in 2002, compared to net income of $682,000 in 2001. The net loss from international operations was $147,000 in 2002, compared with a loss of $374,000 in 2001. The Company experienced strong improvements in both sales and profitability, led by the results in the United States. The Company's new distributor enrollments in the US increased by 44% in 2002, compared to 2001, and the Company's distributor retention rate improved, as well. The Company's foreign operations continue to show improved results, led by the sales increases in the Philippines and Mexico.

      Net sales increased in 2002 to $62,927,000, as compared to $52,943,000 in 2001, as a result of a 19% increase in net sales in the United States from $44,799,000 in 2001 to

$53,210,000 in 2002. Net sales in the United States, which accounted for 85% of total net sales in 2002, is comprised of network marketing sales and manufacturing and packaging services. In 2002, network marketing sales in the United States were $53,074,000 compared to $40,920,000 in 2001, and net sales in the foreign operations increased to $9,716,000 in 2002 from $8,144,000 in 2001. Net sales to external customers from manufacturing and packaging services decreased to $137,000 from $3,879,000 in 2001.

      Net sales for the fourth quarter of 2002 were $16,756,000, an increase from the fourth quarter 2001 net sales of $12,038,000. During the period, network marketing sales in the United States increased to $14,271,000, as compared to $9,995,000 in the fourth quarter 2001. Net sales in foreign operations increased from $2,025,000 in the fourth quarter of 2001 to $2,474,000 in the fourth quarter of 2002. Net sales in the Philippines and Mexico increased by 46% and 22%, respectively, in the fourth quarter of 2002, as compared to the same quarter in 2001.

      In the United States, the Company's largest market, the number of active distributors increased significantly to 36,100 from 27,800 during 2002. New distributor enrollments increased to 18,148 in 2002, compared to 12,588 in 2001. The retention rate of distributors who renew their annual agreement also improved to 64% in 2002, as compared to a renewal rate of 54% in the prior year. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 5,255 in the United States as of December 31, 2002 from 3,955 as of December 31, 2001. In 2002, the Company processed 145,680 wholesale orders at an average retail price of $452, compared to 120,175 orders at an average of $428 in 2001.

      The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. These orders are placed at full retail price and can be ordered in quantities of less than full case lots. In the United States in 2002, the program processed a total of 29,400 orders for a net sales total of $3,055,000, compared to $2,494,000 in 2001. The average order size remained consistent at $104 in both 2002 and 2001.

      In 2002, the Company did not introduce any new products in the United States but continued its recent trend of reformulating and improving its current product line. In 2002, the Company reformulated its Reliv NOW product in the United States and increased the can size to 28 servings. This is a key part of the Company's marketing strategy to simplify the business for the distributor. With this change, all of the Company's lead products, Reliv NOW, Classic, Innergize, and Fibrestore, all have the same number of servings per can, a four-week supply. This makes it easier for the distributors to present the Reliv product line and distributorship opportunity.

      The Company is continuing to develop existing marketing programs such as the "Star Director", "Ambassador" and "Road to Presidential" programs. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 2002, $2,097,000 was paid through this program compared to $1,772,000 in 2001. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. At year-end 2002, there were

174 Ambassadors who shared in bonuses totaling $1,300,000, compared to 120 Ambassadors at the end of 2001 sharing bonuses of $1,087,000. The Road to Presidential Program, through training and rewards, is designed to encourage distributors to reach the highest level of earnings potential by building downline organizations.

      The Company has an Internet site, with e-commerce capabilities for distributors, including online ordering, online sponsoring of new distributors, order tracking, account information and sales organization activity. Distributors are also able to establish their own personal Internet site, which enables them to market themselves through the Internet, as well as place product orders, receive Company e-mails and other interactive functions. The Company has been able to gradually increase the volume of sales generated through Internet orders through routine advertising of the Internet capabilities to the distributor force and occasional shipping promotions. Orders placed through the Internet currently represents approximately 8% of US sales. The web site also receives a considerable amount of traffic from distributors utilizing the other features and information available through the Internet site. In February 2002, the Company introduced several enhancements to its Internet site, including an improved shopping cart that allows all distributors to be able to place product orders, not just Master Affiliates, as before. Also, included is a premium service, called "Downline Organizer", which provides Master Affiliates access to the corporate distributor database for their groups. The Internet site provides a number of features and reports that can be customized by the Master Affiliate to assist them in building their sales organizations. The Company is continuing to improve its Internet site traffic and capabilities in meaningful and cost-effective ways.

      In Australia and New Zealand, net sales increased to $1,923,000 in 2002 from $1,808,000 in 2001, and fourth quarter 2002 sales increased to $522,000 from $492,000 in 2001. New distributor enrollments decreased in Australia and New Zealand to 908 from 1,182 in 2001. Distributor renewals in Australia were 61% and in New Zealand 47% in 2002 as compared to 50% and 46% in 2001, respectively. Most of the increase in sales is due to the strengthening of the Australian and New Zealand dollars relative to the US dollar. On a local currency basis, sales in Australia increased by less than 2% in 2002, compared to 2001. Local currency sales in New Zealand decreased by 17% in 2002, compared to 2001. The Company continues to look for ways to attract new people to the Reliv business opportunity and product lines in these markets to follow with the success the Company is experiencing in its other markets. Combined net income for these markets improved to $11,000 in 2002, compared to a net loss of $53,000 in 2001.

      Net sales in Canada improved slightly in 2002 to $983,000 from $972,000 in 2001. Fourth quarter sales increased to $276,000 in 2002 compared to $248,000 in 2001. New distributor enrollments were 469 in 2002, compared to 477 in 2001. Comparable to the slight increase in sales, the Canadian operation showed an increase in net income in 2002 to $132,000, as compared to a net income of $118,000 in 2001. The Company's focus for Canada is to continue to refine its business model in order for the business opportunity from the distributor's point-of-view to be seamless from the model in the United States. This will encourage more cross-border sponsorship and other distributor activity in Canada from the United States and will help improve Canadian new distributor enrollments.

      Net sales in Mexico in 2002 were $2,905,000 compared to $2,233,000 in 2001. Net sales in the fourth quarter 2002 were $711,000 compared to $584,000 in 2001. New distributor enrollments increased in 2002 to 4,495 compared to 3,456 in 2001. The distribution center network in Mexico has become an important part of the Mexican business model and is a contributing factor in the sales growth. The distribution centers are owned and operated by key distributors to facilitate sales and the delivery of product in cities outside of Mexico City. With an inadequate package delivery system in Mexico, this is a common method used by network marketing companies to distribute their products. The Company has also introduced local versions of Reversage and Arthaffect in Mexico during 2002. The net loss in this market decreased to $53,000 in 2002, as compared to $215,000 in 2001, as a result of the improved sales.

      Sales in the United Kingdom in 2002 were $446,000 compared to $391,000 in 2001. New distributor enrollments were 161 in 2002, compared to 150 in 2001. In December 2002, the Company moved its UK facility from suburban London to Birmingham, England. The expenses of this move were a contributing factor in increasing the net loss in the UK to $67,000 for 2002, as compared to $53,000 in 2001. In March 2002, the Company began shipping some of the Company's products to distributors and customers in the Republic of Ireland and is working to obtain approvals to sell additional products in the Irish market. Irish sales and fulfillment will be managed from the Reliv UK office.

      Net sales in the Philippines in 2002 were $3,460,000, compared to $2,693,000 in 2001. New distributor enrollments were 10,665 in 2002, compared to 11,269 in 2001. Sales in the Philippines have improved as the operations mature and local versions of U.S. products are introduced in the Philippine market. However, the profitability of this entity was adversely affected by the expenses of an office move and the write-off of the remaining value of the leasehold improvements of the previous facility, along with higher sales and marketing expenses. The growth of the operations here necessitated the move to a larger facility. The Philippines operations had a net loss of $137,000 in 2002, compared to net income of $18,000 in 2001.

      The Company has provided manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. In 2001, the Company decided to significantly reduce this line of business and production for the last major customer concluded in the third quarter of 2001. Accordingly, net sales to external customers continued to decrease in 2002 to $137,000 from $3,879,000 in 2001. Low gross margins and declining production orders from the final significant customer led to the decision to eliminate most of the third-party production work. The results reported in this segment also include the production of the Reliv' brand products. Higher network marketing production requirements along with staffing reductions improved the results of the manufacturing and packaging segment in 2002. The segment reported a pre-tax profit of $441,000 in 2002, as compared to a pre-tax profit of $175,000 in 2001.

      2001 vs. 2000

      The Company's 2001 net income was $308,000 or $.03 per share (basic and diluted). This compares with net loss of $898,000 or $.08 per share in 2000. Net income in the United States, the Company's primary market, was $682,000 in 2001, compared to net income of $198,000 in 2000. The United States operation is comprised of the network marketing segment and the manufacturing and packaging services segment. In 2001, the network marketing segment in the United States had net income of $558,000, and the manufacturing and packaging segment had pre-tax income of $175,000. The net loss from international operations was $374,000 in 2001, compared with a loss of $999,000 in 2000. The Company returned to profitability in 2001, as the Company took steps to improve the results of the international operations. The Company also improved the results from its manufacturing operations, highlighted by the decision to eliminate production for its significant third party customers. The Company also reduced its interest expense by $112,000 in 2001, as compared to 2000.

      Net sales decreased in 2001 to $52,943,000, as compared to $61,280,000 in 2000, as a result of a 20% decrease in net sales in the United States from $55,997,000 in 2000 to $44,799,000 in 2001. The decrease was the result of a decrease in net sales in its manufacturing and packaging segment. Net sales in the United States, which accounted for 84% of total net sales in 2001, is comprised of network marketing sales and manufacturing and packaging services. In 2001, network marketing sales in the United States were $40,920,000 compared to $39,253,000 in 2000, and net sales from manufacturing and packaging services decreased to $3,879,000 from $16,744,000 in 2000. Net sales in the foreign operations increased to $8,144,000 in 2001 from $5,283,000 in 2000.

      Net sales for the fourth quarter of 2001 were $12,038,000, a decline from the fourth quarter 2000 net sales of $12,922,000. During the period, network marketing sales in the United States increased to $9,995,000, as compared to $8,181,000 in the fourth quarter 2000. Net sales in manufacturing and packaging services decreased from $3,465,000 to $18,000. Net sales in foreign operations increased from $1,158,000 in the fourth quarter of 2000 to $2,025,000 in the fourth quarter of 2001, as the Company's newest market in the Philippines had approximately $589,000 in sales in the fourth quarter of 2001, its first full year of operations. Net sales in the Australia/New Zealand market and Mexico increased by 39% and 26%, respectively, in the fourth quarter of 2001, as compared to the same quarter in 2000.

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

      The Company's Direct Select Program makes products available to consumers by ordering directly through the Company. These orders are placed at full retail price and can be ordered in quantities of less than full case lots. In the United States in 2001, the program processed a total of 23,700 orders for a net sales total of $2,494,000, compared to $2,500,000 in 2000. This amount has decreased slightly because of the change in the Direct Select Program in February 2000 described above. The number of orders combined for wholesale and Direct Select increased by approximately 9,000 orders in 2001, as compared to 2000.

      In August 2001, the Company introduced a line of skin care products including: Facial Cleansing Gel, Body Lotion, Smooth and Lift Serum, Daily Skin Defense, Eye Renewal Cream, Nightly Skin Restore, and Cleansing Bar. The skin care products are available in every market where Reliv currently operates, with the exception of the Philippines, UK and Ireland. The Company also introduced several of its products in many of the foreign markets, in particular, Reversage and Reliv NOW For Kids. In July 2001, the Company introduced "Profit Paid Direct", an enhancement to the distributor compensation program which has increased the number of checks sent to distributors for wholesale profit. No longer must distributors below the rank of Master Affiliate depend upon their upline Master Affiliate to send commissions earned upon wholesale purchases by lower ranking downline distributors.

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

      In Australia and New Zealand net sales declined to $1,808,000 in 2001 from $2,012,000 in 2000. However, fourth quarter 2001 sales increased to $492,000 from $353,000 in 2000. New distributor enrollments decreased in Australia and New Zealand to 1,182 from 1,245 in 2000. Distributor renewals in Australia were 50% and in New Zealand 46% in 2001 as compared to 55% and 45% in 2000, respectively. A number of factors continue to cause the decline in sales in these markets. The Australian and New Zealand dollars have continued to decline in value against the United States dollar. This has the effect of reducing net sales when reported in US dollars on a consolidated basis. Nonetheless, net sales in local currency for Australia and New Zealand for 2001 declined by 1% and 7%, respectively, as compared to 2000. The Company was able to introduce a version of its product, Reversage, in these markets, along with the new skin care line in 2001. Also, during the third quarter of 2001, the Company promoted its distributor relations and marketing manager into the sales management position. In response to these actions, sales in the region improved by 29% and 39% in the third and fourth quarters of 2001, respectively, as compared to the same quarters in 2000.

      Net sales in Canada improved in 2001 to $972,000 from $913,000 in 2000. Fourth quarter sales increased to $248,000 in 2001 compared to $215,000 in 2000. New distributor enrollments decreased to 477 from 607 in 2000. Currency fluctuations have also had an impact on Canadian sales, as net sales in local currency increased by 11% for 2001, as compared to 2000. During the second quarter of 2000, the Company closed its Canadian administrative office facility and has replaced it with a smaller distribution center. All customer service, sales and marketing support, accounting and other administrative services for the Canadian operation are being provided from the corporate office in Chesterfield, Missouri. As a result, the Canadian operation showed net income of $118,000 in 2001, as compared to a net loss of $88,000 in 2000.

      Net sales in Mexico in 2001 were $2,233,000 compared to $1,769,000 in 2000. Net sales in the fourth quarter 2001 were $584,000 compared to $465,000 in 2000. New distributor enrollments decreased in 2001 to 3,456 compared to 6,188 in 2000. Net sales continue to grow in Mexico on the strength of the sales management team in place, as compared to 2000. The distribution center network in Mexico continues to grow and become more established. The Company has also introduced Reliv' Delight, a powdered food supplement in the nature of a milk replacement, along with local versions of other products in the US product line during 2001. The net loss in this market decreased from $571,000 in 2000 to $215,000 in 2001, as a result of the improved sales and cost controls put in place.

      Sales in the United Kingdom in 2001 were $391,000 compared to $388,000 in 2000. The Company hired a sales manager in January 2000 to improve sales efforts in this region, but sales growth has still been difficult to achieve in this area. The Company is in the process of expanding sales in the region by shipping the Company's products to distributors and customers in the Republic of Ireland. Irish sales and fulfillment will be managed from the Reliv UK office.

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

      The Company has provided manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. In 2001, the Company decided to phase out this line of business and production for the last significant customer concluded in the third quarter of 2001. Accordingly, net sales decreased in 2001 to $3,879,000 from $16,744,000 in 2000. Although this segment reported a pre-tax income of $175,000 in 2001, low gross margins and declining production orders from the final significant customer led to the decision to eliminate a majority of the third-party production work. The results reported in this segment also include the production of the Reliv' brand products. Higher network marketing production requirements along with staffing reductions also contributed to the improved results of the manufacturing and packaging segment in 2001. The segment results for 2001 compared to pre-tax income of $25,000 in 2000.

      The Company's sales to third party customers consists of the Company purchasing raw materials, customer-specified packaging, and selling a finished product to the customer. Cost of products sold for the manufacturing and packaging segment for 2001 was 95.2% of net sales; an improvement from 95.6% in 2000. Even under optimal operating efficiencies, the gross margin for these customers was substantially less than margins in sales of network marketing products. In conjunction with the decision to eliminate a majority of the third party production work, the Company has taken steps to reduce payroll through layoffs and attrition. Over the course of 2001 and early 2002, the Company has reduced plant employment and related office positions by approximately 50 people, along with other cost reduction measures.

      Cost of Sales

      During 2002, cost of network marketing products sold was 18.3% of net sales compared with 18.1% in 2001 and 20.3% in 2000. Cost of network marketing products sold was 18.6% in the fourth quarter of 2002 and 19.9% in 2001. Cost of goods for manufacturing and packaging services was 95.2% for 2001 and 95.6% for 2000. For 2002, a cost of goods percentage for manufacturing and packaging services is not meaningful, given the low volume of external sales.

      Distributor Royalties and Commissions

      Distributor royalties and commissions as a percentage of network marketing sales increased to 38.5% in 2002 compared to 38.3% in 2001 and 35.8% in 2000. In the fourth quarter of 2002, distributor royalties and commissions were 38.8% compared to 38.2% in 2001. The increased percentage for 2001 and 2002, as compared to 2000, is due to a change in the distributor compensation plan, effective September 1, 2000. Previously, distributors could purchase products from the Company at discounts ranging from 25% to 45%, with total royalties of 18% of retail sales paid to Master Affiliates on their organization's sales. After the modification, the discounts at the time of purchase were changed, ranging from 20% to 40%, with royalty payments totaling up to 23% to Master Affiliates. The effect of this change on the financial statements is that distributor royalties and commissions will increase as a percentage of net sales. However, this increase will be offset by improved gross margins on these sales. These expenses are governed by the distributor agreements and are directly related to the level of sales. Included in distributor royalties and commissions are royalties of $1,300,000 for 2002 earned through the Ambassador Program as compared to $1,087,000 in 2001 and $784,000 in 2000.

      Selling, General and Administrative

      Selling, general and administrative (SGA) expenses as a percentage of net sales were 36.4% for 2002, 38.8% in 2001, and 33.5% in 2000. The percentage decrease from 2001 to 2002 is due to the increase in the net sales of Company. The percentage increase from 2000 to 2001 is primarily due to the decrease in sales of the manufacturing and packaging business segment in comparison to total SGA expenses. Total SGA expenses increased from $20,556,000 in 2001 to $22,876,000 in 2002. SGA expenses for 2001 were $11,000 greater than the total of $20,545,000 in 2000. The total for 2001 also includes $1,046,000 in SGA expenses for the first full year of operations in the Philippines, as compared to $147,000 in SGA expenses in the start up year of 2000.

      In 2002, total distribution and warehouse expenses increased slightly to $1,347,000 from $1,309,000 in 2001 due to increased expenses in the Philippines. Distribution expenses in the United States decreased as the result of the elimination of a separate public warehouse and shipping facility located in Las Vegas during 2002 and reduced salary expense, once the Company completed its plant related employment reductions in early 2002.

      In 2002, sales incentive bonuses were $636,000, compared to $396,000 in 2001. Promotional trip expenses increased to $829,000 in 2002, as compared to $815,000 in 2001. Credit card processing fees also increased by $246,000 in 2002 as compared to 2001 as the result of increased sales. Overall, sales and marketing expenses increased by $893,000, or 13% in 2002. Sales and marketing expenses, as a percentage of network marketing net sales, were 12.7% in 2002 and 14.4% in 2001.

      Total staff compensation and fringes increased by 9%, or $691,000, primarily due to the incentive compensation bonuses paid during 2002. All other general and administrative expenses (G&A) increased by $697,000 in 2002, or 14%, compared to 2001. Other significant changes in G&A expenses included an increase in the cost of the various business insurance coverages by $94,000 in 2002, compared to 2001; consulting fees increased by $86,000 in 2002, compared to 2001; investor relations and other expenses related to being a publicly traded company increased by $71,000.

      Another significant component of the G&A expense increase in 2002 was the adjustment of the cash surrender value of the executive life insurance policies, which is included in other assets on the consolidated balance sheet. The Company incurred a charge of $170,000 as the result of the decline in the market value of the underlying investments. This corresponds with the overall stock market decline experienced in 2002. In 2001, the Company took a similar charge of $125,000.

      Interest Expense

      Interest expense in 2002 was $340,000, compared to $527,000 in 2001 and $639,000 in 2000. Interest expense continued to decrease in 2002, as the Company renegotiated the terms of its term loan on the new portion of its headquarters facility during the year. Under the revised agreement, the interest has been changed from 8.5% to a variable rate equal to the prime rate. Additionally, the Company did not utilize any short-term borrowings after the first quarter of 2002, due to the Company's improved financial condition. Interest expense in 2001 was lower as the result of lower interest rates and a decrease in the use of short-term borrowings.

      Income Taxes

      Income tax expense for 2002 was $1,542,000. Income tax expense for 2001 was $219,000, and as a result of pre-tax losses, the income tax benefit in 2000 was $251,000. The effective tax rate for 2002 was 38.2%. State income taxes, along with various non-deductible expenses, including the reduction in the value of the executive life insurance policies, represent most of the increase over the U.S. statutory tax rate of 34%. Effective tax rates for 2001 and 2000 were 41.5% and 21.8%, respectively. The 2000 tax benefit was carried back against the 1998 earnings.

      Financial Condition

      The Company generated $4,745,000 of net cash during 2002 from operating activities and increased cash by $33,000 through long-term financing. This compares to $1,937,000 of cash provided by operating activities and $40,000 generated through long-term financing in 2001. Cash and cash equivalents increased by $2,179,000 to $3,438,000 by year-end 2002. The Company's net investing activities used $640,000. The Company used $1,604,000 to repay the line of credit, long-term borrowings and capital lease obligations. The Company also used $626,000 to purchase treasury stock and received $135,000 in proceeds from the exercise of options and warrants.

      Current assets increased to $8,432,000 at December 31, 2002 from $6,562,000 as of December 31, 2001. Cash and cash equivalents increased by $2,179,000 as described above. Accounts receivable increased to $689,000 at December 31, 2002 from $548,000 at December 31, 2001 as the result of the increase in worldwide sales. At December 31, 2002 and 2001, the Company has reserved $5,000 as an allowance for uncollectible accounts receivable.

      Inventories decreased to $3,457,000 at December 31, 2002 from $4,142,000 at year-end 2001, primarily due to the decrease in raw material inventories as the result of better inventory controls.

      Refundable income taxes decreased to $8,000 at the end of 2002 from $136,000 as of the end of 2001. The decrease is due to the tax liability incurred as the result of the improved profitability in the fourth quarter of 2002, as compared to 2001.

      Property, plant and equipment, after dispositions, increased $533,000 during 2002 to $16,485,000 at December 31, 2002. A majority of the acquisitions related to the office moves in the Philippines and United Kingdom and were funded with cash generated from operations.

      Current liabilities decreased to $6,040,000 at December 31, 2002 from $6,047,000 at December 31, 2001. Trade accounts payable decreased to $2,457,000 from $2,881,000 at December 31, 2001 consistent with the reduction in inventory levels. Distributor commissions payable increased $821,000 to $2,065,000 at year-end as a result of increase in net sales in December 2002 as compared to December 2001. Borrowings under the line of credit decreased to zero from $986,000 at December 31, 2001.

      Long-term debt and non-current capital lease obligations decreased to $4,057,000 from $4,650,000 at December 31, 2001, primarily as the result of scheduled principal payments. The Company has a term loan with an outstanding balance of $3,840,000 as of December 31, 2002. This loan provided financing for the expansion of its facility in 1997. The terms of this note were renegotiated during the year. Under the revised agreement, the interest has been changed from 8.5% to a variable rate equal to the prime rate. The Company has long-term debt totaling $439,000, relating to the purchase of its original building and land. The Company also has a series of private placement notes payable with a remaining principal balance of $135,000. These notes provided the initial funding of the Philippines operation and are payable in quarterly installments equal to 2% of Philippines sales at suggested retail, including interest at 9% per annum.

      Stockholders' equity increased to $7,798,000 compared with $5,827,000 at December 31, 2001. The increase is primarily due to the 2002 net income of the Company, reduced by treasury stock purchases of $626,000. Stockholders' equity was also negatively impacted by the strengthening of the U.S. dollar against the Mexican and Philippine pesos. This impact appears in the form of the decrease in the foreign currency translation adjustment, which is reflected in accumulated other comprehensive loss. The Australian, New Zealand, and Canadian dollars all improved during 2002, relative to the U.S. dollar. This cumulative adjustment declined from a debit balance of $689,000 as of December 31, 2001, to a debit balance of $775,000, as of December 31, 2002.

      The Company's working capital balance has improved by $1,878,000 since December 31, 2001. The current ratio at December 31, 2002 improved to 1.40 from
1.09 at previous year-end. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory. The maximum borrowing limit is $1,000,000, with a variable interest rate equal to the prime rate. At December 31, 2002, the Company had not utilized any of the line of credit, with approximately $513,000 available under the line based on the Company's borrowing base formula. Management believes that the Company's internally generated funds together with the loan agreement will be sufficient to meet working capital requirements in 2003.

      Critical Accounting Policies

      Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

      Inventories

      Inventories are valued at the lower of cost or market. Product cost includes raw material, labor, and overhead costs and is accounted for using the first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels in each country's product line for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when necessary.

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

      Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

      The statements contained in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate", "plan", "expect", "believe", "estimate", and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

Item No. 7A - Qualitative And Quantitative Disclosures Regarding Market Risk

      The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

      Foreign Currency Risk

      The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as it has several foreign subsidiaries and continues to explore expansion into other foreign countries. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that the Company's results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by the Company for sale to the Company's foreign subsidiaries are transacted in U.S. dollars.

      Sales outside the United States represented 15%, 15%, and 9% of total net sales in 2002, 2001, and 2000, respectively. The Company's primary exposures to adverse currency fluctuations would result in an increase in the cost of goods sold, relative to foreign net sales, as the vast majority of the products sold are purchased from the parent company in the United States, with prices denominated in US dollars. As of December 31, 2002, the Company had a net investment in its foreign subsidiaries of $3.23 million (in U.S. dollars). As of December 31, 2002 and during the entire year of 2002, the Company had no hedging instruments in place to offset exposure to the Canadian, Australian, or New Zealand dollars, Mexican or Philippine pesos, or the British pound.

      We have performed a sensitivity analysis as of December 31, 2002 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2002 for the Company's foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company's net income of approximately $150,000.

      Interest Rate Risk

      The Company currently carries $4.47 million in long-term debt with a weighted average effective interest rate of 4.539%. Of this amount, $4.28 million is debt with a variable interest rate, generally based on the prime rate. This long-term debt matures at the rate of $415,000 in 2003, $3.68 million in 2004, and $377,000 in 2005. A hypothetical 100 basis point increase in interest rates on all of the variable rate debt instruments would result in an annual after tax increase in interest expense of approximately $28,000.

      The Company also is exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company's results of operations or financial condition.

      The table below presents the Company's contractual obligations and commercial commitments. This consists of the Company's long-term debt, capital, and operating leases. For the long-term debt, the amounts shown represent the principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. For the capital and operating leases, the amounts shown represent the future minimum payments under noncancelable leases with initial or remaining terms in excess of one year as of December 31, 2002. This information should be read in conjunction with Notes 7 and 10 of the Consolidated Financial Statements.

               Contractual obligations and commercial commitments



Outstanding as of December 31,                                                                                              Fair
2002 (in thousands)                                  2003        2004        2005        2006        2007       Total       Value
-------------------                                  ----        ----        ----        ----        ----       -----       -----

Bank term loan-4.25% interest rate (variable)      $  287      $3,553      $   --      $   --      $   --      $3,840      $3,840
Industrial revenue bonds-4.25% (variable)              98         110          26          --          --         234         234
Other U.S. note payable-5% interest rate
(variable)                                             --          --         205          --          --         205         205
Private placement notes-9% interest rate
(fixed)                                                --          --         135          --          --         135         135
Other U.S. debt                                         7          --          --          --          --           7           7
Other foreign debt                                     23          17          11          --          --          51          51
Capital and operating leases                          149          99          21          20          17         306         N/A
                                                   ------------------------------------------------------------------------------
                                                   $  564      $3,779      $  398      $   20      $   17      $4,778      $4,472
                                                   ==============================================================================



Item No. 8 - Financial Statements and Supplementary Data

     Reference is made to the Consolidated Financial Statements contained in
Part IV hereof.

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 22, 2003, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 22, 2003, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 22, 2003, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 22, 2003, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 14 - Controls and Procedures

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

Item No. 15 - Exhibits, Financial Statement Schedules and Reports on Form 8K

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

            3.    Exhibits:

                                                            Exhibit
              Document                                      Number

      Certificate of Incorporation (incorporate by
      reference Appendix B of the Form 14A
      the Registrant filed April 22, 1999)                     3.1

      By-Laws (incorporate by reference Appendix C of
      the Form 14A the Registrant filed
      April 22, 1999)                                          3.2

      Amendment to By-Laws dated March 22, 2001
      (incorporate by reference Exhibit
      3.3 to the Form 10-K of the Registrant
      for year ended December 31, 2001)                        3.3

      Amended Exclusive License Agreement (incorporate
      by reference Exhibit 10.1 to the Form 10-K of the
      Registrant for year ended December 31, 1992)            10.1

      Asset Purchase Agreement (Australian Joint
      Venture) (incorporate by reference Exhibit 10.2
      to the Form 10-K of the Registrant
      for year ended December 31, 1992)                       10.2

      Master Agent Agreement (re: Australia)
      (incorporate by reference Exhibit 10.3 to the
      Form 10-K of the Registrant for year
      ended December 31, 1992)                                10.3

      1995 Stock Option Plan (incorporate by reference
      Exhibit 10.7 to the Form 10-K of the Registrant
      for year ended December 31, 1995)                       10.4

                                                            Exhibit
              Document                                      Number

      Montgomery Employment Agreement dated June 1,
      1997 (incorporate by reference Exhibit 10.6 to
      the Form 10-K of the Registrant for year ended
      December 31, 1997)                                      10.5

      Hastings Service Agreement dated June 1, 2002
      (incorporate by reference Exhibit 10.1 to the
      Form 10-Q of the Registrant for quarter ended
      June 30, 2002)                                          10.6

      Kreher Employment Agreement dated April 18, 2002
      (incorporate by reference Exhibit 10.2 to the
      Registrant's Form 10-Q for quarter ended March
      31, 2002).                                              10.7

      Gibbons Employment Agreement dated April 18, 2002
      (incorporate by Reference Exhibit 10.1 to the
      Registrant's Form 10-Q for the quarter ended
      March 31, 2002).                                        10.8

      Agreement with Traco Labs, Inc. (incorporate by
      reference Exhibit 10.14 to the Form 10-K of the
      Registrant for year ended December 31, 1996)            10.9

      Line of Credit Note dated November 15, 2002 in
      the amount of $1,000,000 with Southwest Bank of
      St. Louis                                               10.10

      Deed of Trust Note dated September 2, 1997 in the
      amount of $4,430,000 with Southwest Bank of St.
      Louis (incorporate by reference Exhibit 10.18 to
      the Form 10-K of the Registrant for year ended
      December 31, 1998)                                      10.11

      Modification Agreement dated June 1, 2002 with
      Southwest Bank of St. Louis (incorporate by
      reference Exhibit 10.2 to the Form 10-Q of the
      Registrant for quarter ended June 30, 2002)             10.12

                                                            Exhibit
              Document                                      Number


      Reliv' International, Inc. Supplemental Executive
      Retirement Plan dated June 1, 1998 (incorporate
      by reference Exhibit 10.19 to the Form 10-K of
      the Registrant for year ended December 31, 1998)        10.13

      Stock Purchase Agreement dated October 1, 1998
      among Reliv' World Corporation, Reliv' Europe,
      Inc. and Global Nutrition, Inc. regarding
      purchase of Reliv' UK, Ltd. (incorporate by
      reference Exhibit 10.20 to the Form 10-K of the
      Registrant for year ended December 31, 1998)            10.14

      1999 Stock Option Plan (incorporate by reference
      to Form S-8 Registration Statement the Registrant
      filed April 7, 2000)                                    10.15

      2001 Stock Option Plan (incorporate by reference
      to Form S-8 Registration Statement the Registrant
      filed August 14, 2001)                                  10.16

      Agreement with Hydron Technologies, Inc. dated
      March 1, 2001 (incorporate by reference Exhibit
      10.16 to the Form 10-K of the Registrant for year
      ended December 31, 2001)                                10.17

      Amended and Restated Distributor Stock Purchase
      Plan (incorporate by reference to Form S-8
      Registration Statement the Registrant filed May
      9, 2002)                                                10.18

      Statement re: computation of per share earnings
      (incorporate by reference to Note 9 of the
      Consolidated Financial Statements contained in
      Part IV)                                                11

      Subsidiaries of the Registrant (incorporate by
      reference the Registrants's Response to Item 1 of
      Part I of this Form 10-K)                               22

      Consent of Ernst & Young LLP, Independent
      Auditors                                                23

      (b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

      (c) The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.

      (d) The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV' INTERNATIONAL, INC.

By:              /s/Robert L. Montgomery
   -----------------------------------------------------------------------------
     Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 28, 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:            /s/ Robert L. Montgomery
   -----------------------------------------------------------------------------
     Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 28, 2003

By:           /s/ David G. Kreher
   -----------------------------------------------------------------------------
     David G. Kreher, Senior Vice President, Assistant Secretary (Chief Financial Officer and accounting officer)

Date: March 28, 2003

By:          /s/ Carl W. Hastings
   -----------------------------------------------------------------------------
     Carl W. Hastings, Vice President, Assistant Secretary, Director

Date: March 28, 2003

By:         /s/ Thomas W. Pinnock
   -----------------------------------------------------------------------------
     Thomas W. Pinnock III, Director

Date: March 28, 2003

By:         /s/ Stephen M. Merrick
   -----------------------------------------------------------------------------
     Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 28, 2003

By:            /s/ Donald L. McCain
  ------------------------------------------------------------------------------
     Donald L. McCain, Director

Date: March 28, 2003

By:           /s/ John Akin
   -----------------------------------------------------------------------------
     John Akin, Director

Date: March 28, 2003

By:          /s/ Sandra S. Montgomery
   -----------------------------------------------------------------------------
     Sandra S. Montgomery, Director

Date: March 28, 2003

By:         /s/ Thomas T. Moody
   -----------------------------------------------------------------------------
     Thomas T. Moody, Director

Date: March 28, 2003

By:        /s/ Marvin W. Solomonson
   -----------------------------------------------------------------------------
     Marvin W. Solomonson, Director

Date: March 28, 2003

                                 CERTIFICATIONS

      I, Robert L. Montgomery, Chief Executive Officer of Reliv' International, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Reliv International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                              RELIV' INTERNATIONAL, INC.


                              By:        /s/ Robert L. Montgomery
                                 -----------------------------------
                                 Robert L. Montgomery Chief Executive
                                 Officer

                                 CERTIFICATIONS

      I, David G. Kreher, Chief Financial Officer of Reliv' International, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Reliv International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                    RELIV' INTERNATIONAL, INC.


                                    By:      /s/ David G. Kreher
                                             -----------------------------------
                                             David G. Kreher, Chief Financial
                                             Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION

      I certify that the periodic report on Form 10-K containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                          RELIV' INTERNATIONAL, INC.


                                    By:            /s/ Robert L. Montgomery
                                          --------------------------------------
                                          Robert L. Montgomery,
                                          Chief Executive Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION

      I certify that the periodic report on Form 10-K containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                        RELIV' INTERNATIONAL, INC.


                                    By:         /s/ David G. Kreher
                                        ----------------------------------------
                                        David G. Kreher, Chief Financial Officer

                           Reliv' International, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 2002, 2001, and 2000

                                    Contents

Consolidated Financial Statements:
     Report of Independent Auditors.................................................................  F-1
     Consolidated Balance Sheets as of December 31, 2002 and 2001...................................  F-2
     Consolidated Statements of Operations for the years ended
        December 31, 2002, 2001, and 2000...........................................................  F-4
     Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 2002, 2001, and 2000...........................................................  F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2002, 2001, and 2000............................................................  F-6
     Notes to Consolidated Financial Statements - December 31, 2002.................................  F-8

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts for the years ended
     December 31, 2002, 2001, and 2000...............................................................F-26

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

Board of Directors and Stockholders
Reliv' International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv' International, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv' International, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP


St. Louis, Missouri
March 10, 2003

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                    December 31
                                                                             2002                 2001
                                                                     -------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $ 3,437,966          $ 1,258,821
   Accounts and notes receivable, less allowances of $5,000 in 2002
     and 2001                                                                  688,898              548,035
   Accounts due from employees and distributors                                104,000               50,200
   Inventories:
     Finished goods                                                          2,361,064            2,313,058
     Raw materials                                                             680,516            1,391,237
     Sales aids and promotional materials                                      415,565              437,371
                                                                     -------------------------------------------
   Total inventories                                                         3,457,145            4,141,666

   Refundable income taxes                                                       8,072              136,263
   Prepaid expenses and other current assets                                   564,486              362,287
   Deferred income taxes                                                       171,873               65,124
                                                                     -------------------------------------------
Total current assets                                                         8,432,440            6,562,396

Other assets                                                                   442,927              646,018
Note receivable from officer                                                    48,250               59,250
Accounts due from employees and distributors                                    78,000               43,741

Property, plant, and equipment                                              16,484,644           15,951,977
Less accumulated depreciation and amortization                               7,040,275            6,276,781
                                                                     -------------------------------------------
                                                                             9,444,369            9,675,196
                                                                     -------------------------------------------

Total assets                                                               $18,445,986          $16,986,601
                                                                     ===========================================


                Reliv' International, Inc. and Subsidiaries


                                                                                    December 31
                                                                             2002                 2001
                                                                     -------------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                   $ 5,358,082       $    4,640,615
   Income taxes payable                                                        257,441                6,153
   Borrowings under line of credit                                                   -              985,922
   Current maturities of long-term debt                                        415,235              279,733
   Current maturities of capital leases                                          8,755              134,682
                                                                     -------------------------------------------
Total current liabilities                                                    6,039,513            6,047,105

Noncurrent liabilities:
   Capital lease obligations, less current maturities                                -                8,862
   Long-term debt, less current maturities                                   4,057,042            4,641,384
   Deferred income taxes                                                        84,435               48,124
   Other noncurrent liabilities                                                467,350              414,276
                                                                     -------------------------------------------
Total noncurrent liabilities                                                 4,608,827            5,112,646

Stockholders' equity:
   Preferred stock, par value $0.001 per share; 3,000,000 shares
     authorized; none issued and outstanding                                         -                    -
   Common stock, par value $0.001 per share; 20,000,000 shares authorized, 12,006,761 shares issued and  11,921,932 shares outstanding in 2002 and 9,654,884 shares issued and 9,563,267
     outstanding in 2001                                                        12,007                9,655
   Additional paid-in capital                                               17,863,505            9,119,934
   Notes receivable - officers and directors                                    (2,449)             (19,289)
   Accumulated deficit                                                      (8,960,782)          (2,479,285)
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment                                 (775,383)            (688,607)
   Treasury stock                                                             (339,252)            (115,558)
                                                                     -------------------------------------------
Total stockholders' equity                                                   7,797,646            5,826,850


                                                                     -------------------------------------------
Total liabilities and stockholders' equity                                 $18,445,986          $16,986,601
                                                                     ===========================================

See accompanying notes.




                                       Reliv' International, Inc. and Subsidiaries

                                          Consolidated Statements of Operations


                                                                       Year ended December 31
                                                           2002                 2001                 2000
                                                   ----------------------------------------------------------------

Sales at suggested retail                                 $90,110,444          $74,410,042          $83,496,234
Less distributor allowances on
   product purchases                                       27,183,581           21,466,995           22,216,449
                                                   ----------------------------------------------------------------
Net sales                                                  62,926,863           52,943,047           61,279,785

Costs and expenses:
   Cost of products sold                                   11,569,163           12,562,385           25,023,444
   Distributor royalties and commissions                   24,205,030           18,795,153           15,929,756
   Selling, general, and administrative                    22,875,719           20,555,649           20,545,175
   Impairment of goodwill (see Note 2)                              -                    -              407,292
                                                   ----------------------------------------------------------------
Income (loss) from operations                               4,276,951            1,029,860             (625,882)

Other income (expense):
   Interest expense                                          (340,343)            (527,208)            (639,172)
   Other income                                                98,199               24,788              115,626
                                                   ----------------------------------------------------------------
Income (loss) before income taxes                           4,034,807              527,440           (1,149,428)
Provision (benefit) for income taxes                        1,542,000              219,000             (251,000)
                                                   ----------------------------------------------------------------
Net income (loss)                                    $      2,492,807      $       308,440      $      (898,428)
                                                   ================================================================

Earnings (loss) per common share                                $0.22                $0.03               $(0.08)
                                                   ================================================================

Earnings (loss) per common share  -
 assuming dilution                                              $0.19                $0.03               $(0.08)
                                                   ================================================================

2001 and 2000 earnings (loss) per common share have been restated for the 2002 stock dividend; see Note 8.

See accompanying notes.


                                     Reliv' International, Inc. and Subsidiaries

                                   Consolidated Statements of Stockholders' Equity

                                                                                                 Notes Receivable
                                                         Common Stock          Additional         Officers and        Accumulated
                                                  Shares         Amount      Paid-In Capital        Directors           Deficit
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1999                    9,551,102       $ 9,551         $9,072,831           $(38,217)       $(1,889,297)
   Net loss                                             -             -                  -                  -           (898,428)
   Other comprehensive loss:
      Foreign currency translation adjustment           -             -                  -                  -                  -

   Total comprehensive loss

   Repayment of loans by officers/directors             -             -                  -             11,567                  -
   Warrants granted under distributor
     stock purchase plan (DSPP)                         -             -              1,140                  -                  -
   Options and warrants exercised                 103,403           104                785                  -                  -
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2000                    9,654,505         9,655          9,074,756            (26,650)        (2,787,725)
                                               ------------------------------------------------------------------------------------
   Net income                                           -             -                  -                  -            308,440
   Other comprehensive loss:
     Foreign currency translation adjustment            -             -                  -                  -                  -

   Total comprehensive income

   Repayment of loans by officers/directors             -             -                  -              7,361                  -
   Warrants granted under DSPP                          -             -              9,384                  -                  -
   Tax benefit from exercise of options                 -             -             35,404                  -                  -
   Common stock purchased for treasury                  -             -                  -                  -                  -
   Warrants exercised                                 379             -                390                  -                  -
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2001                    9,654,884         9,655          9,119,934            (19,289)        (2,479,285)
                                               ------------------------------------------------------------------------------------
   Net income                                           -             -                  -                  -          2,492,807
   Other comprehensive loss:
      Foreign currency translation adjustment           -             -                  -                  -                  -

   Total comprehensive income

   Repayment of loans by officers/directors             -             -                  -             16,840                  -
   Warrants granted under DSPP                          -             -             19,873                  -                  -
   Common stock purchased for treasury                  -             -                  -                  -                  -
   Retirement of treasury stock                  (227,008)         (227)          (209,846)                 -           (192,283)
   Options and warrants exercised                 778,882           779          1,014,225                  -           (879,744)
   Tax benefit from exercise of options                 -             -             18,842                  -                  -
   Stock dividend declared September 19, 2002   1,800,063         1,800          7,900,477                  -         (7,902,277)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2002                   12,006,761       $12,007        $17,863,505            $(2,449)       $(8,960,782)
                                               ====================================================================================

See accompanying notes.




                                                Accumulated
                                                   Other               Treasury Stock
                                                Comprehensive    -------------------------
                                                    Loss         Shares           Amount        Total
                                                ---------------------------------------------------------
Balance at December 31, 1999                   $ (336,150)            -         $        -    $6,818,718
   Net loss                                             -             -                  -      (898,428)
   Other comprehensive loss:
      Foreign currency translation adjustment    (288,124)            -                  -      (288,124)
                                                                                              -----------
   Total comprehensive loss                                                                   (1,186,552)
                                                                                              -----------
   Repayment of loans by officers/directors             -             -                  -        11,567
   Warrants granted under distributor
     stock purchase plan (DSPP)                         -             -                  -         1,140
   Options and warrants exercised                       -             -                  -           889
                                               ----------------------------------------------------------
Balance at December 31, 2000                     (624,274)            -                  -     5,645,762
                                               ----------------------------------------------------------
   Net income                                           -             -                  -       308,440
   Other comprehensive loss:
     Foreign currency translation adjustment      (64,333)            -                  -       (64,333)
                                                                                              -----------
   Total comprehensive income                                                                    244,107
                                                                                              -----------
   Repayment of loans by officers/directors             -             -                  -         7,361
   Warrants granted under DSPP                          -             -                  -         9,384
   Tax benefit from exercise of options                 -             -                  -        35,404
   Common stock purchased for treasury                  -        91,617           (115,558)     (115,558)
   Warrants exercised                                   -             -                  -           390
                                               ----------------------------------------------------------
Balance at December 31, 2001                     (688,607)       91,617           (115,558)    5,826,850
                                               ----------------------------------------------------------
   Net income                                           -             -                  -     2,492,807
   Other comprehensive loss:
      Foreign currency translation adjustment     (86,776)            -                  -       (86,776)
                                                                                               ----------
   Total comprehensive income                                                                  2,406,031
                                                                                               ----------
   Repayment of loans by officers/directors             -             -                  -        16,840
   Warrants granted under DSPP                          -             -                  -        19,873
   Common stock purchased for treasury                  -       220,220           (626,050)     (626,050)
   Retirement of treasury stock                         -      (227,008)           402,356             -
   Options and warrants exercised                       -             -                  -       135,260
   Tax benefit from exercise of options                 -             -                  -        18,842
   Stock dividend declared September 19, 2002           -             -                  -             -
                                               ----------------------------------------------------------
Balance at December 31, 2002                    $(775,383)       84,829          $(339,252)   $7,797,646
                                               ==========================================================

See accompanying notes.






                                       Reliv' International, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flows

                                                                       Year ended December 31
                                                           2002                 2001                 2000
                                                    ---------------------------------------------------------------
Operating activities
Net income (loss)                                         $2,492,807           $308,440            $(898,428)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                           866,397             743,078            1,080,247
     Amortization of goodwill                                     -                   -               52,554
     Impairment charge for goodwill                               -                   -              407,292
     Compensation expense for warrants granted               19,873               9,384                1,140
     Tax benefit from exercise of options                    18,842              35,404                    -
     Deferred income taxes                                  (71,896)             66,171               57,098
     Foreign currency transaction (gain)/loss               (93,880)            (16,547)              21,376
     (Increase) decrease in accounts and notes
       receivable                                          (288,693)          1,940,351             (347,245)
     (Increase) decrease in inventories                     649,592             358,768               85,966
     (Increase) decrease in refundable income taxes         127,920             527,202              188,950
     (Increase) decrease in prepaid expenses and
       other current assets                                (213,792)            (39,678)             (25,084)
     (Increase) decrease in other assets                    202,973             201,587              150,903
     Increase (decrease) in accounts payable and
       accrued expenses                                     784,518          (2,203,839)            (360,404)
     Increase (decrease) in income taxes payable            250,192               6,192               (1,370)
                                                    ---------------------------------------------------------------
Net cash provided by operating activities                 4,744,853           1,936,513              412,995

Investing activities
Proceeds from sale of property, plant, and
   equipment                                                 28,295                   -               23,464
Purchase of property, plant, and equipment                 (668,488)           (300,121)            (440,224)
                                                    ---------------------------------------------------------------
Net cash used in investing activities                      (640,193)           (300,121)            (416,760)

Financing activities
Proceeds from long-term borrowings and line of
   credit                                                    32,871              40,463              365,094
Principal payments on long-term borrowings and
   line of credit                                        (1,469,296)         (1,285,395)            (466,829)
Principal payments under capital lease obligations         (134,789)           (176,450)            (137,617)
Proceeds from options and warrants exercised                135,260                 390                  889
Repayment of loans by officers and directors                 27,840               7,361              116,567
Purchase of stock for treasury                             (626,050)           (115,558)                   -
                                                    ---------------------------------------------------------------
Net cash used in financing activities                    (2,034,164)         (1,529,189)            (121,896)
Effect of exchange rate changes on cash and cash
   equivalents                                              108,649             (47,064)            (207,357)
                                                    ---------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          2,179,145              60,139             (333,018)
Cash and cash equivalents at beginning of year            1,258,821           1,198,682            1,531,700
                                                    ---------------------------------------------------------------
Cash and cash equivalents at end of year                 $3,437,966          $1,258,821           $1,198,682
                                                    ===============================================================

                   Reliv' International, Inc. and Subsidiaries

                                                                       Year ended December 31
                                                           2002                 2001                 2000
                                                   ----------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                            $    345,604         $  532,187           $   605,565
                                                   ================================================================

       Income taxes                                        $  1,231,000         $  200,220           $   219,500
                                                   ================================================================
     Noncash investing and financing transactions:
       Capital lease obligations entered into              $      -             $      -             $    56,598
                                                   ================================================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2002


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

Inventories

Inventories are valued at the lower of cost or market. Product cost includes raw materials, labor, and overhead costs and is accounted for using the first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels in each country, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when necessary.

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company's investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The transaction gains and (losses) were $93,880, $16,547, and $(21,376) for 2002, 2001, and 2000, respectively.

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income (loss) result from financial statement accruals and reserves and differences between depreciation for book and tax purposes.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method. Since the Company grants stock options at an exercise price not less than the fair value of the shares at the date of grant, no compensation expense is recognized. As permitted by SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company has elected the disclosure-only alternative of this pronouncement in a note to these financial statements (see Note 8).

The Company accounts for options granted to nonemployees and warrants granted to distributors under the fair value approach required by SFAS No. 123.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $26,000, $32,000 and $30,000 of advertising expense in 2002, 2001, and 2000, respectively.

Shipping and Handling Costs

The Company records shipping and handling costs as a component of cost of products sold.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Nature of Business and Significant Accounting Policies (continued)

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the year, as restated for the stock dividend declared on September 19, 2002. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period, as restated for the stock dividend declared on September 19, 2002. Potential dilutive common shares consist of outstanding stock options and warrants. See
Note 9 for additional information regarding earnings per share.

Cash Equivalents

The Company's policy is to consider demand deposits and short-term investments with a maturity of three months or less when purchased as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

2. Reliv UK, Ltd. - Goodwill Impairment

The Company owns a 98.5% interest in Reliv Europe, the holding company of Reliv UK, Ltd. In December 2000, the Company recorded a noncash accounting charge and wrote off the unamortized balance of $407,292. This impairment charge was reported as a separate line item in loss from operations in the accompanying 2000 consolidated statement of operations.

3. Research and Development Expenses

Research and development expenses of $431,000, $355,000, and $410,000 in 2002, 2001 and 2000, respectively, were charged to selling, general, and administrative expenses as incurred.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



4. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2002 and 2001, consist of the following:

                                                                             2002                2001
                                                                   ----------------------------------------
Land                                                                    $    829,222        $    829,222
Building                                                                   8,583,444           8,441,164
Machinery and equipment                                                    4,057,983           4,030,689
Office equipment                                                             738,976             565,085
Computer equipment and software                                            2,275,019           2,085,817
                                                                   ----------------------------------------
                                                                          16,484,644          15,951,977
Less accumulated depreciation and amortization                             7,040,275           6,276,781
                                                                   ----------------------------------------
                                                                         $ 9,444,369         $ 9,675,196
                                                                   ========================================

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2002 and 2001, consist of the following:

                                                                             2002                2001
                                                                   ----------------------------------------

Trade payables                                                          $2,456,569          $2,880,565
Distributors' commissions                                                2,065,327           1,244,439
Sales taxes                                                                393,413             260,643
Interest expense                                                            55,238              60,499
Payroll and payroll taxes                                                  381,748             192,673
Other                                                                        5,787               1,796
                                                                   ----------------------------------------
                                                                        $5,358,082          $4,640,615
                                                                   ========================================

6. Short-Term Borrowings

In November 2001, the Company renewed its line of credit with a maximum borrowing limit of $1,000,000. The limit is based on a collateral-based formula of accounts receivable and inventories. Borrowings under this line of credit are due on demand and bear interest, payable monthly, at the prime rate, which was 4.25% at December 31, 2002. The maturity date of the line is December 2003. A portion of the Company's inventories and property, plant, and equipment with a net book value of $3,624,700 as of December 31, 2002 are pledged as security under the terms of the agreement. As of December 31, 2002, the Company had no outstanding balance on the line of credit. As of December 31, 2002, approximately $513,000 was available under the line of credit based on the Company's borrowing base formula.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


7. Long-Term Debt

Long-term debt at December 31, 2002 and 2001, consists of the following:

                                                                              2002           2001
                                                                         ------------------------------

Industrial revenue bonds payable in monthly installments (including interest at 85% of prime) not to exceed $9,611, commencing
      August 1, 1991; secured by land and building (net book value
      $2,545,700 at December 31, 2002); final payment due on
      March 1, 2005                                                         $ 234,001      $ 326,559

Note  payable in monthly installments (including interest at prime and additional interest at 15% of prime on the balance of the
      industrial revenue bonds) equal to $9,611 less installment applied to industrial revenue bond, commencing August 1, 1991;
      unsecured; balance due on March 1, 2005                                 204,755        204,755

Term  loan payable in monthly installments of $38,802, (including interest at prime); secured by land and building (net book value
      of $5,052,900 at December 31, 2002) balance due March 2004            3,839,681      4,061,927

Term  loan payable in monthly installments of $7,303, (including interest at 7.75%); secured by equipment (net book value of
      $96,200 at December 31, 2002) final payment due February 2003             6,784         90,254

Private placement notes payable in quarterly installments equal to 2%
      of Philippine sales at suggested retail (including interest at
      9%),  unsecured; balance due on July 1, 2005                            135,323        208,092

Notes payable - other                                                          51,733         29,530
                                                                         ------------------------------
                                                                            4,472,277      4,921,117
Less current maturities                                                       415,235        279,733
                                                                         ------------------------------
                                                                           $4,057,042     $4,641,384
                                                                         ==============================



During 2002, the Company renegotiated the terms of its term loan payable due March 2004. Accordingly, the interest rate has been changed from 8.5% to a variable rate equal to the prime rate. The monthly installments remain the same.

Principal maturities of long-term debt at December 31, 2002 are as follows:

              2003                                             $     415,235
              2004                                                 3,679,544
              2005                                                   377,498
                                                            --------------------
                                                               $   4,472,277
                                                            ====================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

8. Stockholders' Equity

Stock Dividend

The Board of Directors declared a one share for 5.25 shares stock dividend on September 19, 2002. The dividends were payable on October 25, 2002 to stockholders of record on October 11, 2002. Average shares outstanding, all per share amounts, and stock option and warrant data included in the accompanying consolidated financial statements and notes are based on the increased number of shares as restated for the stock dividend.

Stock Options

In May 2001, the Company adopted a stock option plan which provides for the grant of both incentive stock options and non-qualified stock options for employees (including officers) and other consultants and advisors of the Company. A maximum of 1,190,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted.

The Company follows APB Opinion No. 25, and related interpretations in accounting for its employee and nonemployee director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee and nonemployee director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company records expense under the fair value method of SFAS No. 123 for options and warrants granted to distributors. Total expense recorded for these options and warrants was $19,873, $9,384, and $1,140 in 2002, 2001, and 2000,
respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 4.78% for 2001 and 5.11% to 6.87% for 2000; dividend yield of zero for 2001 and 2000; volatility factor of the expected price of the Company's stock of 0.729 for 2001, and 0.745 for 2000; and a weighted average expected life of 4.51 years for 2001 and 2000. The weighted average fair value of stock options granted during 2001 and 2000 was $0.53 and $0.82 per share, respectively. No stock options were granted during 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Stock Options (continued)

nonemployee director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and nonemployee director stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The effects of applying the pro forma disclosure provisions of SFAS No. 123 are not likely to be representative of the effects on reported net income for future years.

The Company's pro forma information for the years ended December 31 follows:

                                                 2002                    2001                2000
                                       ------------------------------------------------------------------

Pro forma net income (loss)                   $2,223,687               $ 48,073          $(1,318,935)

Pro forma earnings (loss) per share:
       Basic                                       $0.20               $      -             $(0.12)
       Diluted                                     $0.17               $      -             $(0.12)


A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                      2002                        2001                       2000
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                             Options        Price        Options        Price        Options        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                 3,348,214        $1.229     2,427,381        $1.462     2,847,143        $1.397
Granted:
  Price = fair value               -             -       929,762         0.882        82,143         1.354
  Price > fair value               -             -       233,333         0.970             -             -
Exercised                   (943,505)        1.234             -             -      (476,905)        1.060
Forfeited                    (86,972)        2.598      (242,262)        1.977       (25,000)        1.320
                          --------------              --------------              --------------
Outstanding at end of
  year                     2,317,737        $1.175     3,348,214        $1.229     2,427,381        $1.462
                          ==============              ==============              ==============

Exercisable at end of
  year                     1,759,333                   2,315,096                   2,016,285
                          ==============              ==============              ==============

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Stock Options (continued)

                                                          As of December 31, 2002
                      --------------------------------------------------------------------------------------------
                                       Options Outstanding                             Options Exercisable
                      ------------------------------------------------------     ---------------------------------
 Range of Exercise        Number         Weighted Avg.      Weighted Avg.           Number        Weighted Avg.
       Prices           Outstanding      Remaining Life     Exercise Price        Exercisable    Exercise Price
--------------------- ---------------- ------------------- -----------------     -------------- ------------------
$0.882-$1.00             1,396,563            3.13              $0.913             1,004,897         $0.905
$1.01-$2.00                921,174            1.86               1.575               754,436          1.693
                      ----------------                                           --------------
$0.882-$2.00             2,317,737            2.63              $1.175             1,759,333         $1.243
                      ================                                           ==============


Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the "Ambassador" status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company's common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company's common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company's common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999, and a total of 32,483, 59,564, and 39,092 warrants were issued during the years ended December 31, 2002, 2001, and 2000, respectively. The weighted average fair values of warrants granted during 2002, 2001, and 2000 were $2.14, $0.48 and $0.50 per share, respectively.

A summary of the Company's warrant activity and related information for the years ended December 31 follows:

                                     2002                         2001                        2000
                          -------------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                            Avg.                        Avg.                        Avg.
                                          Exercise                    Exercise                    Exercise
                            Warrants        Price       Warrants        Price       Warrants        Price
                          ------------------------------------------------------------------------------------
Outstanding beginning of
  the year                   140,124        $0.995        81,011        $0.954        42,946        $0.865
Granted:
  Price = fair value          32,483         4.660        59,564         1.050        39,092         1.050
Exercised                    (42,069)        0.869          (451)        0.865        (1,027)        0.865
Forfeited                       (395)        0.865             -             -             -             -
                          --------------              --------------              --------------
Outstanding at end of
  year                       130,143        $1.951       140,124        $0.995        81,011        $0.954
                          ==============              ==============              ==============

Exercisable at end of
  year                        77,558                      40,185                      13,289
                          ==============              ==============              ==============


                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Distributor Stock Purchase Plan (continued)

                                                              As of December 31, 2002
                      --------------------------------------------------------------------------------------------
                                      Warrants Outstanding                             Warrants Exercisable
                      ------------------------------------------------------     ---------------------------------
 Range of Exercise        Number         Weighted Avg.      Weighted Avg.           Number        Weighted Avg.
       Prices           Outstanding      Remaining Life     Exercise Price        Exercisable    Exercise Price
--------------------- ---------------- ------------------- -----------------     -------------- ------------------
$1.05                       97,660            1.61              $1.05                 45,075         $1.05
$4.66                       32,483            3.00               4.66                 32,483          4.66
                      ----------------                                           --------------
$1.05-$4.66                130,143            1.96              $1.951                77,558         $2.562
                      ================                                           ==============

9. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                    Year ended December 31
                                                          2002               2001                2000
                                                   -----------------------------------------------------------
Numerator:
   Numerator for basic and diluted earnings per
     share - net income (loss)                        $  2,492,807          $   308,440     $   (898,428)
Denominator:
   Denominator for basic earnings (loss) per
     share - weighted average shares                    11,315,000           11,479,000       11,385,000
   Effect of dilutive securities:
      Employee stock options and warrants                1,574,000              119,000                     -
                                                   -----------------------------------------------------------
   Denominator for diluted earnings (loss) per
     share - adjusted weighted average shares           12,889,000           11,598,000       11,385,000
                                                   ===========================================================

Basic earnings (loss) per share                           $0.22               $0.03             $(0.08)
                                                   ===========================================================
Diluted earnings (loss) per share                         $0.19               $0.03             $(0.08)
                                                   ===========================================================


The diluted shares for the year ended December 31, 2000 exclude incremental shares of 413,000 related to employee stock options and warrants issued to external parties. These shares are excluded due to their antidilutive effect as a result of the Company's net loss during 2000.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



10. Leases

The Company leases certain manufacturing, storage, and office facilities and certain equipment and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2002:

                                                                          Capital      Operating Leases
                                                                          Leases
                                                                    --------------------------------------
       2003                                                               $8,902          $139,821
       2004                                                                   -             99,283
       2005                                                                   -             21,649
       2006                                                                   -             19,992
       2007                                                                   -             16,660
                                                                    -----------------------------------
       Total minimum lease payments                                       8,902           $297,405
                                                                                     ==================
       Less amount representing interest                                    147
                                                                    ---------------
       Present value of minimum lease payments                           $8,755
                                                                    ===============

Machinery, office, and computer equipment at December 31, 2002 and 2001, includes approximately $104,287 and $620,187 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $71,711 and $375,359 at December 31, 2002 and 2001, respectively.

Rent expense for all operating leases was $275,130, $302,146, and $319,802 for the years ended December 31, 2002, 2001, and 2000, respectively.

11.  Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments are approximately as follows:

                                                    2002                               2001
                                     ----------------------------------- ----------------------------------
                                        Carrying         Fair              Carrying             Fair
                                         Amount         Value               Amount              Value
                                     ----------------------------------- ----------------------------------
Cash and cash equivalents            $ 3,438,000     $ 3,438,000         $ 1,259,000       $  1,259,000
Long-term debt, including
    current maturities                 4,472,000       4,472,000           4,921,000          5,466,000
Capital lease obligations,
    including current maturities           9,000           9,000             144,000            146,000


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

12. Income Taxes

The components of income (loss) before income taxes are as follows:


                                                                  Year ended December 31
                                                       2002                2001               2000
                                                ------------------------------------------------------------
Domestic                                         $  4,244,927          $    951,425       $    303,804
Foreign                                              (210,120)             (423,985)        (1,453,232)
                                                ------------------------------------------------------------
                                                 $  4,034,807          $    527,440       $(1,149,428)
                                                ============================================================

The components of the provision (benefit) for income taxes are as follows:

                                                                  Year ended December 31
                                                       2002                2001               2000
                                                ------------------------------------------------------------
Current:
   Federal                                           $ 1,492,000           $ 117,000          $(310,000)
   Foreign                                                12,000              27,000             24,000
   State                                                 110,000               9,000            (23,000)
                                                ------------------------------------------------------------
Total current                                          1,614,000             153,000           (309,000)

Deferred:
   Federal                                                11,000              66,000             50,000
   Foreign                                               (82,000)                  -              8,000
   State                                                  (1,000)                  -                  -
                                                ------------------------------------------------------------
Total deferred                                           (72,000)             66,000             58,000
                                                ------------------------------------------------------------
                                                     $ 1,542,000           $ 219,000          $(251,000)
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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


12. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

                                                                     Year ended December 31
                                                          2002                2001               2000
                                                   ------------------------------------------------------------

Income taxes at statutory rate                       $ 1,372,000              $ 179,000          $(391,000)
State income taxes, net of federal benefit               110,000                  9,000            (15,000)
U.S. tax benefit of foreign losses                        (8,000)               (54,000)          (223,000)
Goodwill impairment charge                                     -                      -            156,000
Effect of foreign losses without an income tax
   benefit                                                 9,000                 19,000            101,000
Executive life insurance expense                          54,000                 39,000             53,000
Nondeductible foreign development expenses                     -                 26,000             31,000
Meals and entertainment                                   24,000                 16,000             22,000
Other                                                    (19,000)               (15,000)            15,000
                                                   ------------------------------------------------------------
                                                     $ 1,542,000              $ 219,000          $(251,000)
                                                   ============================================================


The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2002 and 2001, are as follows:

                                                                            2002                2001
                                                                     ---------------------------------------
Deferred tax assets:
   Product refund reserve                                               $  32,000          $   18,000
   Inventory obsolescence reserve                                          21,000                   -
   Vacation accrual                                                        15,000              11,000
   Charitable contributions                                                     -              13,000
   Bad debt reserve                                                         2,000               2,000
   Philippine net operating loss carryforward                              63,000                   -
   Miscellaneous accrued expenses                                          38,873              21,124
   Deferred compensation                                                  189,565             161,876
                                                                     ---------------------------------------
                                                                        $ 361,438         $   227,000
                                                                     =======================================

Deferred tax liabilities:
   Depreciation                                                           274,000             210,000
                                                                     ---------------------------------------
                                                                        $ 274,000         $   210,000
                                                                     =======================================

The Company's $63,000 net operating loss carryforward related to its Philippine subsidiary expires in 2006.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


12. Income Taxes (continued)

United States income tax has not been provided on the unremitted earnings of the foreign subsidiaries since it is the intention of the Company to indefinitely reinvest these earnings in the growth of these foreign subsidiaries. Applicable foreign taxes have been provided. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $269,000 at December 31, 2002. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for foreign income taxes paid will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted.

13. License Agreement

The Company has a license agreement with the individual who developed several of the Company's products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5% of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The amount of expense under this agreement was $264,000 for each of the years ended December 31, 2002, 2001, and 2000. The agreement expires in February 2007. The royalty payments terminate upon the death of the licensor, which occurred in February 2003. However, under the terms of the license agreement, the Company has the right to continue to use the name and likeness of the licensor in connection with marketing the related products for an annual fee of $10,000 for the duration of the agreement.

14. Employee Benefit Plans

The Company established a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches 75% of the employee's contribution. Company contributions under the 401(k) plan totaled $246,000, $178,000, and $179,000 in 2002, 2001, and 2000, respectively.

15. Incentive Compensation Plans

In July 2001, the Board of Directors approved an incentive compensation plan effective for fiscal years beginning with 2001. Under the plan, the Company will establish a bonus pool payable on a semi-annual basis equal to 25% of the net income of the Company. Bonuses will be payable on all profits, but only if the net income for each six-month period exceeds $250,000. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company paid a total of $741,250 and $112,380 to the participants of the bonus pool in 2002 and 2001, respectively. The Company paid $76,824 in 2000 under a previous incentive compensation plan to its officers/directors.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


15. Incentive Compensation Plans (continued)

The Company sponsors a Supplemental Executive Retirement Plan (SERP plan) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP plan. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP plan also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant's annual contribution. In 2002, 2001, and 2000, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP plan. The participants are not eligible to receive distribution under the SERP plan until retirement, death, or disability of the participant.

16. Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 2002, 2001, and 2000, the Company incurred consulting fees to the officer/director and legal fees to his firm totaling approximately $315,000, $344,000, and $358,000, respectively.

Note receivable from officer represents amounts due from an officer/director. In 1998, the individual received advances against his anticipated incentive compensation totaling $89,250. Repayments of $11,000 and $30,000 were made in 2002 and 2000, respectively. Accounts due from employees and distributors represent travel and other advances to employees, as well as advances to distributors.

In February 2003, the Company purchased 25,000 shares of the Company's common stock from an officer/director at a price of $3.895 per share. The total amount paid for the stock was $97,375.

17. Consulting Agreements

In conjunction with an acquisition, the Company entered into a consulting agreement with a partnership consisting of three former stockholders. Under the agreement, which commenced in March 1992 and expired in February 2002, the Company paid annual consulting fees to the partnership equal to 2% of the gross sales amount of all products sold by the Company in Australia and New Zealand determined by the suggested retail price up to approximately $A10,000,000 in 1992 and $A12,000,000 in all subsequent years during the term and 3% of retail sales that exceed those figures. Total expense under this agreement approximated $7,000, $39,000, and $51,000 in 2002, 2001, and 2000, respectively.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

18. Legal Proceedings

In December 2001, five former distributors of the Company filed for arbitration claiming unlawful termination, breach of the Distributor Agreement, and interference with business expectancy. The individuals had been terminated by the Company in October 2000 for violating certain provisions of the Distributor Agreement. This claim was settled in January 2003 and was properly accrued in the financial statements in 2002. The settlement did not have a material adverse effect on the financial position or results of operations of the Company.

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

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense, other nonoperating income and expense, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


19. Segment Information (continued)

Segment data for the years ended December 31, 2002, 2001, and 2000, follows:

                                                              2002                   2001                  2000
                                                     --------------------------------------------------------------------
Net sales
  Net sales to external customers:
     Network marketing                                      $62,790,307            $49,064,076           $44,535,717
     Manufacturing and packaging                                136,556              3,878,971            16,744,068
                                                     --------------------------------------------------------------------
  Total net sales to external customers                      62,926,863             52,943,047            61,279,785

  Intersegment net sales:
     Manufacturing and packaging                              9,098,304              6,826,619             6,501,576
                                                     --------------------------------------------------------------------
  Total net sales                                            72,025,167             59,769,666            67,781,361

  Reconciling items:
     Intersegment net sales                                  (9,098,304)            (6,826,619)           (6,501,576)
                                                     --------------------------------------------------------------------
  Total consolidated net sales                              $62,926,863            $52,943,047           $61,279,785
                                                     ====================================================================

Depreciation and amortization
     Network marketing                                       $  260,613            $   250,313           $   302,624
     Manufacturing and packaging                                605,784                492,765               830,177
                                                     --------------------------------------------------------------------
Total consolidated depreciation
     and amortization expense                                $  866,397            $   743,078            $1,132,801
                                                     ====================================================================

Segment profit
     Network marketing                                       $5,617,915             $2,610,296            $1,099,872
     Manufacturing and packaging                                441,402                174,780                24,556
                                                     --------------------------------------------------------------------
  Total segment profit                                        6,059,317              2,785,076             1,124,428

Reconciling items:
     Corporate expenses                                      (1,782,366)            (1,755,216)           (1,750,309)
     Nonoperating-net                                            98,199                 24,788               115,625
     Interest expense                                          (340,343)              (527,208)             (639,172)
                                                     --------------------------------------------------------------------
Total consolidated income (loss) before
     income taxes                                            $4,034,807               $527,440           $(1,149,428)
                                                     ====================================================================


                                       Reliv' International, Inc. and Subsidiaries

                                       Notes to Consolidated Financial Statements



19. Segment Information (continued)

                                                              2002                   2001                  2000
                                                     --------------------------------------------------------------------
Segment assets
     Network marketing                                      $12,960,082            $13,244,683           $13,418,288
     Manufacturing and packaging                              1,963,503              2,434,973             5,778,145
                                                     --------------------------------------------------------------------
  Total segment assets                                       14,923,585             15,679,656            19,196,433

Reconciling items:
     Corporate assets                                         3,522,401              1,306,945             1,198,682
                                                     --------------------------------------------------------------------
  Total consolidated assets                                 $18,445,986            $16,986,601           $20,395,115
                                                     ====================================================================

Capital expenditures
     Network marketing                                         $482,962               $251,109              $300,017
     Manufacturing and packaging                                185,526                 49,012               140,207
                                                     --------------------------------------------------------------------
  Total capital expenditures                                   $668,488               $300,121              $440,224
                                                     ====================================================================


Geographic area data
                                                              2002                   2001                  2000
                                                     --------------------------------------------------------------------

Net sales to external customers
     United States                                          $53,210,463            $44,799,429           $55,996,610
     Australia                                                1,660,561              1,521,482             1,718,929
     New Zealand                                                262,203                286,816               292,895
     Canada                                                     982,925                972,217               913,051
     Mexico                                                   2,904,722              2,233,088             1,768,570
     United Kingdom                                             446,465                391,033               388,488
     Colombia                                                         -                 45,671                82,638
     Philippines                                              3,459,524              2,693,311               118,604
                                                     --------------------------------------------------------------------
Total net sales to external customers                       $62,926,863            $52,943,047           $61,279,785
                                                     ====================================================================

Assets by area
     United States                                          $14,348,519            $13,489,793           $17,689,638
     Australia                                                  807,094                665,331               871,155
     New Zealand                                                176,811                239,991               341,905
     Canada                                                     256,055                221,395               307,071
     Mexico                                                   1,619,941              1,388,319               653,251
     United Kingdom                                             189,081                140,044               100,247
     Colombia                                                     2,271                  1,278               144,382
     Philippines                                              1,046,214                840,450               287,466
                                                     --------------------------------------------------------------------
Total consolidated assets                                   $18,445,986            $16,986,601           $20,395,115
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

20. Quarterly Financial Data (Unaudited)

                                          First              Second               Third              Fourth
                                    --------------------------------------------------------------------------------
                                                       (In thousands, except per share amounts)

                2002
Net sales                              $      14,484      $      15,449        $     16,237       $      16,756
Cost of products sold                  $       2,757      $       2,916        $      2,774       $       3,122
Net income                             $         459      $         625        $        741       $         668
Earnings per share:
   Basic                               $        0.04      $        0.05        $       0.07       $        0.06
   Diluted                             $        0.03      $        0.05        $       0.06       $        0.05

                2001
Net sales                              $      14,062      $      13,425        $     13,418       $      12,038
Cost of products sold                  $       4,153      $       3,683        $      2,291       $       2,435
Net income (loss)                      $        (146)     $          13        $        407       $          34
Earnings (loss) per share:
   Basic                               $       (0.01)     $        0.00        $       0.04       $        0.00
   Diluted                             $       (0.01)     $        0.00        $       0.04       $        0.00

Earnings per share data for 2001 has been restated for the stock dividend declared September 19, 2002.

                                            Reliv' International, Inc. and Subsidiaries

                                          Schedule II - Valuation and Qualifying Accounts

                                       For the years ended December 31, 2002, 2001, and 2000


            Column A                  Column B          Column C        Column D        Column E        Column F
---------------------------------------------------------------------------------------------------------------------
                                                               Additions
                                     Balance at        Charged to     Charged to                        Balance at
                                      beginning        costs and         Other        Deductions            end
         Classification               of year          expenses        Accounts       Describe           of year
---------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
   Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $    5,000       $     9,900              -       $  9,900(1)       $  5,000
     Reserve for obsolete
       inventory                        586,600            57,900              -        586,600(2)         57,900
   Supporting liability accounts:
     Reserve for refunds                 50,000           423,500              -        385,500(3)         88,000
                                 ------------------------------------------------------------------------------------

Year ended December 31, 2001
   Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $    5,000       $     7,800              -     $    7,800(1)       $  5,000
     Reserve for obsolete
       inventory                        182,500                 -        502,700         98,400(2)        586,600
   Supporting liability accounts:
     Reserve for refunds                 50,000           252,900              -        252,900(3)         50,000
                                 ------------------------------------------------------------------------------------

Year ended December 31, 2000
   Deducted from asset accounts:
     Allowance for doubtful
       accounts                      $  430,000      $      5,000      $       -     $  430,000(1)       $  5,000
       Reserve for obsolete
       inventory                        236,000                 -        182,500        236,000(2)        182,500
   Supporting liability accounts:
     Reserve for refunds                 50,000           172,000              -        172,000(3)         50,000
                                 ------------------------------------------------------------------------------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Disposal of obsolete inventory.
(3) Amounts refunded, net of salable amounts returned.