Form 10-Q
period 2003-03-31
RELIV INTERNATIONAL INC
filed 2003-05-06
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         COMMON STOCK 11,955,360 outstanding Shares as of March 31, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

      1. Interim Balance Sheet as of March 31, 2003 and Balance Sheet as of December 31, 2002.

      2. Interim Statements of Operations for the three month periods ending March 31, 2003 and March 31, 2002.

      3. Interim Statements of Cash Flows for the three month periods ending March 31, 2003 and March 31, 2002.

      The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Financial Condition

      Current assets of the Company increased during the first three months of 2003, to $12,407,000 from $8,432,000 as of December 31, 2002. Cash and cash equivalents increased by $3,880,000 to $7,318,000 as of March 31, 2003, as compared to $3,438,000 as of December 31, 2002. Accounts and notes receivable decreased to $535,000 as of March 31, 2003, as compared to $689,000 as of December 31, 2002. Inventory decreased by $93,000 to $3,364,000 as of March 31, 2003. The Company's increase in cash is the result of the improved sales and profitability of the Company, especially in its operations in the United States, coupled with the proceeds of sale of preferred stock of $1,500,000. Inventories decreased as the result of the strong sales in the United States and in the key foreign markets. Prepaid expenses and other current assets increased by $361,000 to $926,000 at March 31, 2003 primarily the result of policy payments for various types of business insurance to be expensed over the lives of the policies.

      The Company purchased $153,000 of property, plant and equipment during the first three months of 2003.

      Current liabilities increased $1,505,000 from $6,040,000 as of December 31, 2002 to $7,545,000 as of March 31, 2003. Trade accounts payable increased $532,000 from $2,462,000 as of December 31, 2002 to $2,994,000 as of March 31,
2003. The increase is primarily the result of increased raw material purchases and increased payables for promotional trips at March 31, 2003, as compared to December 31, 2002. Distributor commissions payable increased from $2,065,000 as of December 31, 2002 to $2,486,000 as of March 31, 2003. This is the result of higher network marketing sales in March 2003, as compared to December 2002. The increase in sales taxes payable at March 31, 2003, compared to December 31, 2002, is due to the increase in sales. Income taxes payable increased by $412,000 as of March 31, 2003, as compared to December 31, 2002, as the result of the improved profitability of the Company.

      Long-term debt decreased $50,000 from $4,057,000 as of December 31, 2002 to $4,007,000 as of March 31, 2003. The decrease is the result of scheduled principal payments, offset by additional long-term debt the Company incurred during the first quarter of 2003 of $64,000.

      Stockholders' equity increased from $7,798,000 as of December 31, 2002 to $10,235,000 as of March 31, 2003. The increase is primarily the result of net income of $978,000 during the first three months of 2003, plus the proceeds of a preferred stock offering of $1,500,000 issued on March 31, 2003. Equity also increased $39,000 as compared to December 31, 2002, as a result of the foreign currency translation adjustment at March 31, 2003 and by $131,000 due to proceeds received from the exercise of incentive stock options during the first quarter of 2003. Equity was reduced $213,000 for treasury stock purchases made during the first quarter of 2003.

      The Company's working capital balance has improved since the end of 2002, from a balance of $2,393,000 as of December 31, 2002 to a balance of $4,862,000 as of March 31, 2003. Accordingly, the current ratio has improved from 1.40 as of December 31, 2002 to 1.64 as of March 31, 2003. The Company has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory, with a maximum borrowing limit of $1,000,000. At March 31, 2003, the Company had no borrowings on the line of credit. Management believes the Company's internally generated funds together with the loan agreement and the preferred stock proceeds will be sufficient to meet working capital requirements in 2003.

2. Results of Operations

Note: Per share data for the first quarter of 2002 has been restated to reflect the effect of the Company's 19% stock dividend declared on September 19, 2002 and distributed on October 25, 2002.

      The Company had net income of $978,000 ($.08 per share basic and $.07 per share diluted) for the quarter ended March 31, 2003, compared to a net income of $459,000, or $.04 per share basic and diluted, for the same period in 2002. Profitability improved substantially as network marketing sales continued to improve worldwide led by a 27% increase in net sales in the Company's primary market of the United States.

      Net sales increased to $18,671,000 in the first quarter of 2003 as compared to $14,484,000 in the first quarter of 2002. The growth in sales was led by a strong increase in the Company's largest market, the United States. Sales in the United States improved by 27% to $15,799,000 in the first quarter of 2003, as compared to $12,426,000 in the first quarter of 2002. New distributor enrollments in the US is a factor in the increased sales in this market. In the first quarter of 2003, approximately 5,000 new distributors were enrolled, as compared to approximately 3,800 in the same quarter of 2002. The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States. In the first quarter of 2003, 1,162 distributors achieved Master Affiliate status, as compared to 716 in the same quarter of 2002.

      The Company also attributes the increase in sales and other sales statistics in part to its increased support to the distributor force in the form of increased sales meetings and other distributor training events. The Company is holding more of its quarterly Master Affiliate training seminars in more cities and has lengthened the program to a full day of training on Saturdays, compared to a half-day training session used previously. The Company has also modified the frequency of its national conferences. In the past, the Company invited distributors to attend two major conferences a year. Now, the Company has replaced its winter conference with a series of regional conferences in areas of significant distributor groups in order to present the Reliv product line and business opportunity to more people.

      Additionally, sales in the Company's international subsidiaries showed a strong increase. International sales increased 40% to $2,872,000 in the first quarter of 2003, compared to $2,058,000 in the first quarter of 2002. Leading the increase in international sales was the Philippines, with an increase of 105% in sales in the first quarter of 2003 versus the first quarter of 2002. A substantial portion of the sales increase occurred in advance of a price increase that went into effect on March 1, 2003. Mexican sales increased 24% from the prior year quarter, helped by the introduction of Arthaffect in Mexico in October 2002 and continued strong sales of Reversage. Canada also showed a 13% growth in sales in the first quarter of 2003, compared to the prior year quarter. Sales in Canada continue to gradually improve as the Company completed its changes there to make the business model function identical to that in the United States. Effective February 1, 2003, royalties on Canadian sales are being paid out on the full retail value of the products, just as they are in the United States. This enhances the business opportunity associated with selling the Reliv product line and encourages more people to become distributors.

      Cost of products sold as a percentage of net sales was 17.7% in the first quarter of 2003, as compared to 19.0% in the first quarter of 2002. The decrease in the percentage of cost of goods sold is the result of greater efficiencies gained in the production facility from increased production levels needed to support the growth in sales. Efficiencies are being gained as production levels have increased with minimal staffing increases and improved coverage of the fixed manufacturing costs.

      Distributor royalties and commissions as a percentage of network marketing sales were 38.9% and 38.5% in the first quarter of 2003 and 2002, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales.

      Selling, general and administrative (SGA) expenses increased $1,096,000 in the first quarter of 2003, as compared to the first quarter of 2002. However, SGA expenses as a percentage of net sales decreased to 34.1% in the first quarter of 2003 compared to 36.4% in the first quarter of 2002. Sales expenses represented approximately $500,000 of the increase. Some of the components of the increase were increased credit card fees due to the higher sales volume, increased sales meeting expenses due to more and larger meetings in support of the distributor force, and increased sales bonuses. Marketing expenses increased by approximately $200,000, primarily the result of increased incentive trip expenses. Increases in general and administrative expenses represented approximately $350,000 of the increase, primarily in salaries, fringe benefit expenses, higher business insurance costs and higher stock market listing fees.

      Interest expense decreased from $121,000 in the first quarter of 2002 to $68,000 in the first quarter of 2003. This decrease in 2003 is the result of not utilizing the line of credit, coupled with the interest savings gained from the refinancing of the Company's primary building debt in June 2002.

      The Company recorded income tax expense of $685,000 for the first quarter of 2003, an effective rate of 41.2%. In the first quarter of 2002, the Company recorded income tax expense of $314,000, an effective rate of 40.6%.

Critical Accounting Policies

      A summary of our critical accounting policies and estimates is presented on pages 35 and 36 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

      There have been no material changes in market risk exposures during the first three months of 2003 that affect the disclosures presented in Item 7A - "Qualitative and Quantitative Disclosures Regarding Market Risk" on pages 37 and 38 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

Item 2. Changes in Securities

      On March 31, 2003, the Company sold shares of a newly designated class of securities to three members of management. The securities, called "Series A Preferred Stock" (the "Preferred Stock"), were designated by the Company's Board of Directors out of the 3,000,000 authorized shares of the Company's $.001 par value preferred stock. A total of 150,000 shares of Preferred Stock were purchased for an aggregate consideration of $1,500,000 ($10.00 per share).

      The shares of Preferred Stock have no voting rights, and are convertible into shares of the Company's $.001 par value Common Stock at a rate determined by dividing the market price of the Company's Common Stock on NASDAQ Stock Market on March 31, 2003, the date the shares of Preferred Stock were purchased, by the purchase price of the Preferred Stock (a total of 372,207 shares in the aggregate). Shares of Preferred Stock shall not be eligible for conversion until January 1, 2006.

      The sale of the shares of Preferred Stock did not involve a public offering, and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits*

             Exhibit                                                 Exhibit No.
             -------                                                 -----------

             Certificate of Designation to Create
             a Class of Series A Preferred Stock for
             Reliv' International, Inc.                                  3.1

            (b) The Company has not filed a Current Report during the quarter covered by this report but did file a Form 8-K Current Report on April 2, 2003 (amended April 15, 2003) to report the issuance of shares of the Company's Preferred Stock on March 31, 2003. See Item 2 above.

            * Also incorporated by reference the Exhibits filed as part of the S-18 Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: May 6, 2003                RELIV' INTERNATIONAL, INC.

                                        By: /s/ Robert L. Montgomery
                                            ------------------------------------
                                            Robert L. Montgomery, President,
                                            Chief Executive Officer


                                        RELIV' INTERNATIONAL, INC.

                                        By: /s/ David G. Kreher
                                            ------------------------------------
                                            David G. Kreher,
                                            Chief Financial Officer

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

Date: May 6, 2003

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

Date: May 6, 2003

                                        RELIV' INTERNATIONAL, INC.


                                        By: /s/ David G. Kreher
                                            ------------------------------------
                                            David G. Kreher, Chief Financial
                                            Officer

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

Dated: May 6, 2003

                                        RELIV' INTERNATIONAL, INC.


                                        By:       /s/ Robert L. Montgomery
                                            ------------------------------------
                                            Robert L. Montgomery,
                                            Chief Executive Officer

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

Dated: May 6, 2003

                                        RELIV' INTERNATIONAL, INC.


                                        By:         /s/ David G. Kreher
                                            ------------------------------------
                                            David G. Kreher, Chief Financial
                                            Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                         March 31       December 31
                                                           2003             2002
                                                        -----------     -----------
                                                        (unaudited)     (see notes)
Assets

Current assets:
  Cash and cash equivalents                             $ 7,318,152     $ 3,437,966
  Accounts and notes receivable, less allowances of
    $5,000 in 2003 and 2002                                 535,339         688,898
  Accounts due from employees and distributors              106,000         104,000
  Inventories
          Finished goods                                  2,054,992       2,361,064
          Raw materials                                     888,624         680,516
          Sales aids and promotional materials              420,377         415,565
                                                        -----------     -----------
                     Total inventories                    3,363,993       3,457,145

  Refundable income taxes                                    11,686           8,072
  Prepaid expenses and other current assets                 925,666         564,486
  Deferred income taxes                                     146,393         171,873
                                                        -----------     -----------
Total current assets                                     12,407,229       8,432,440

Other assets                                                452,428         442,927
Note receivable from officer                                 41,625          48,250
Accounts due from employees and distributors                 64,000          78,000

Property, plant and equipment:
            Land                                            829,222         829,222
            Building                                      8,582,053       8,583,444
            Machinery & equipment                         4,069,103       4,057,983
            Office equipment                                823,376         738,976
            Computer equipment & software                 2,313,657       2,275,019
                                                        -----------     -----------
                                                         16,617,411      16,484,644
Less: Accumulated depreciation                            7,252,012       7,040,275
                                                        -----------     -----------
          Net property, plant and equipment               9,365,399       9,444,369
                                                        -----------     -----------

Total assets                                            $22,330,681     $18,445,986
                                                        ===========     ===========

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                                 March 31         December 31
                                                                                   2003              2002
                                                                               ------------      ------------
                                                                                (unaudited)       (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable and other accrued expenses                  $  2,994,400      $  2,462,356
            Distributors commissions payable                                      2,486,113         2,065,327
            Sales taxes payable                                                     443,877           393,413
            Interest expense payable                                                 52,441            55,238
            Payroll and payroll taxes payable                                       508,612           381,748
                                                                               ------------      ------------
  Total accounts payable and accrued expenses                                     6,485,443         5,358,082

  Income taxes payable                                                              669,424           257,441
  Current maturities of long-term debt                                              388,696           415,235
  Current maturities of capital lease obligations                                     1,239             8,755
                                                                               ------------      ------------
  Total current liabilities                                                       7,544,802         6,039,513

Noncurrent liabilities:
  Long-term debt, less current maturities                                         4,006,529         4,057,042
  Deferred income taxes                                                              84,435            84,435
  Other non-current liabilities                                                     460,327           467,350
                                                                               ------------      ------------
Total noncurrent liabilities                                                      4,551,291         4,608,827

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000 shares authorized;
   150,000 shares issued and outstanding as of 3/31/2003                          1,500,000                --
  Common stock, par value $.001 per share; 20,000,000
   authorized; 12,091,189 shares issued and 11,955,360
   shares outstanding as of 3/31/2003; 12,006,761 shares
   issued and 11,921,932 shares outstanding as of 12/31/2002                         12,091            12,007
  Additional paid-in capital                                                     17,994,755        17,863,505
  Notes receivable-officers and directors                                                --            (2,449)
  Accumulated deficit                                                            (7,983,220)       (8,960,782)
  Accumulated other comprehensive loss:
    Foreign currency translation adjustment                                        (736,606)         (775,383)
  Treasury stock                                                                   (552,432)         (339,252)
                                                                               ------------      ------------

Total stockholders' equity                                                       10,234,588         7,797,646
                                                                               ------------      ------------

Total liabilities and stockholders' equity                                     $ 22,330,681      $ 18,445,986
                                                                               ============      ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                         Three months ended March 31
                                                            2003              2002
                                                        ------------      ------------
                                                         (unaudited)       (unaudited)
Sales at suggested retail                               $ 26,856,164      $ 20,858,510
  Less: distributor allowances on product purchases        8,184,714         6,374,226
                                                        ------------      ------------

Net sales                                                 18,671,450        14,484,284

Costs and expenses:
  Cost of products sold                                    3,307,718         2,756,710
  Distributor royalties and commissions                    7,255,198         5,572,058
  Selling, general and administrative                      6,370,984         5,274,759
                                                        ------------      ------------

Total costs and expenses                                  16,933,900        13,603,527
                                                        ------------      ------------

Income from operations                                     1,737,550           880,757

Other income (expense):
  Interest income                                             15,742             6,489
  Interest expense                                           (68,047)         (121,458)
  Other income/(expense)                                     (22,683)            6,756
                                                        ------------      ------------

Income before income taxes                                 1,662,562           772,544
Provision for income taxes                                   685,000           314,000
                                                        ------------      ------------

Net income                                              $    977,562      $    458,544
                                                        ============      ============

Earnings per common share                               $       0.08      $       0.04
                                                        ============      ============

Earnings per common share - assuming dilution           $       0.07      $       0.04
                                                        ============      ============

2002 earnings per common share have been restated for the stock dividend declared in September 2002.

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                     Three months ended March 31
                                                                         2003             2002
                                                                     -----------      -----------
Operating activities:
Net income                                                           $   977,562      $   458,544
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                         227,727          211,790
    Compensation expense for warrants granted                             22,514            4,969
    Deferred income taxes                                                 26,642               --
    Foreign currency transaction loss                                     36,704           19,339
    (Increase) decrease in accounts and notes receivable                 148,360          (38,827)
    (Increase) decrease in inventories                                   102,667          730,239
    (Increase) decrease in refundable income taxes                        (3,617)         136,264
    (Increase) decrease in prepaid expenses
      and other current assets                                          (365,621)        (531,278)
    (Increase) decrease in other assets                                   (9,501)           9,209
    Increase (decrease) in accounts payable and accrued expenses       1,113,548          413,280
    Increase (decrease) in income taxes payable                          410,933          212,403
                                                                     -----------      -----------

Net cash provided by operating activities                              2,687,918        1,625,932

Investing activities:
Purchase of property, plant and equipment                               (152,572)         (41,441)
                                                                     -----------      -----------

Net cash used in investing activities                                   (152,572)         (41,441)

Financing activities:
Proceeds from long-term borrowings                                        64,150               --
Principal payments on long-term borrowings and line of credit           (130,364)      (1,083,337)
Principal payments under capital lease obligations                       (17,687)         (42,322)
Proceeds from sale of preferred stock                                  1,500,000               --
Repayment of loans by officers and directors                               9,074            3,910
Proceeds from options exercised                                          108,820               --
Purchase of stock for treasury                                          (213,180)         (62,345)
                                                                     -----------      -----------

Net cash provided by (used in) financing activities                    1,320,813       (1,184,094)

Effect of exchange rate changes on cash and cash equivalents              24,027           22,621
                                                                     -----------      -----------

Increase in cash and cash equivalents                                  3,880,186          423,018

Cash and cash equivalents at beginning of period                       3,437,966        1,258,821
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $ 7,318,152      $ 1,681,839
                                                                     ===========      ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2003

Note 1--    Basis of Presentation

            The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2002, filed March 28, 2003 with the Securities and Exchange Commission.

Note 2--    Reclassifications

            Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3--    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended March 31
                                                                     2003            2002
                                                                 ---------------------------
            Numerator:
              Numerator for basic and diluted
                earnings (loss) per share--net income (loss)     $   977,562     $   458,544
            Denominator:
              Denominator per basic earnings per
                share--weighted average shares                    11,958,000      11,367,000
              Effect of dilutive securities:
                Employee stock options and other warrants          1,358,000         531,000
                                                                 ---------------------------

            Denominator for diluted earnings per
              share--adjusted weighted average shares             13,316,000      11,898,000
                                                                 ===========================

            Basic earnings per share                             $      0.08     $      0.04
                                                                 ===========================
            Diluted earnings per share                           $      0.07     $      0.04
                                                                 ===========================

            2002 earnings per share have been restated for the stock dividend declared in September 2002.

Note 4--    Comprehensive Income

            Total comprehensive income was $1,016,339 for the three months ended March 31, 2003 and $527,851 for the three months ended March 31, 2002. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2003

Note 5--    Stock-Based Compensation

            The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 Three months ended March 31
                                                                       2003         2002
                                                                 ---------------------------
            Net income, as reported                                $977,562     $458,544
            Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects             65,300       50,167
                                                                   ---------------------

            Pro forma net income                                   $912,262     $408,377
                                                                   =====================

            Earnings per share:
              Basic--as reported                                   $   0.08     $   0.04
                                                                   =====================
              Basic--pro forma                                     $   0.08     $   0.04
                                                                   =====================

              Diluted--as reported                                 $   0.07     $   0.04
                                                                   =====================
              Diluted--pro forma                                   $   0.07     $   0.03
                                                                   =====================

Note 6--    Sale of Preferred Stock

            On March 31, 2003, the Company sold an aggregate of 150,000 shares of preferred stock to three officer/directors. The securities, called "Series A Preferred Stock" ("Preferred Stock"), were designated by the Company's Board of Directors out of the 3,000,000 previously authorized shares of $.001 par value preferred stock. Each of the officer/directors (collectively "the Preferred Stockholders") purchased 50,000 shares of Preferred Stock for $500,000 ($10.00 per share).

            The Preferred Stockholders are entitled to receive dividends at an annual rate of 6% of the shares' purchase price. These dividends shall accrue on a daily basis and are payable quarterly when declared by the Company's Board of Directors. All dividends on shares of Preferred Stock are cumulative.

            Shares of Preferred Stock have no voting rights, and are convertible into 372,207 shares of the Company's $.001 par value common stock at a conversion price based upon the closing price of the Company's common stock on the NASDAQ Stock Market on the date of issuance. Shares of Preferred Stock are not eligible for conversion until January 1, 2006, may be redeemed at any time by the Company, and have a liquidation preference over common stock to the extent of the purchase price of the preferred stock and accrued dividends.

Note 7--    Related Party Tranactions

            In February 2003, the Company purchased 25,000 shares of the Company's common stock from an officer/director at a price of $3.895 per share. The total amount paid for the stock was $97,375.