Form 10-Q
period 2003-06-30
RELIV INTERNATIONAL INC
filed 2003-08-12
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         COMMON STOCK 11,943,803 outstanding Shares as of June 30, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

      1. Interim Balance Sheet as of June 30, 2003 and Balance Sheet as of December 31, 2002.

      2. Interim Statements of Operations for the three and six month periods ending June 30, 2003 and June 30, 2002.

      3. Interim Statements of Cash Flows for the six month periods ending June 30, 2003 and June 30, 2002.

      The Financial Statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.    Financial Condition

      Current assets of the Company increased during the first six months of 2003, to $12,927,000 from $8,432,000 as of December 31, 2002. Cash and cash equivalents increased by $3,237,000 to $6,675,000 as of June 30, 2003, as compared to $3,438,000 as of December 31, 2002. Accounts and notes receivable decreased to $530,000 as of June 30, 2003, as compared to $689,000 as of December 31, 2002. Inventory increased by $1,129,000 to $4,586,000 as of June 30, 2003. The Company's increase in cash is the result of the improved sales and profitability of the Company, especially in its operations in the United States, coupled with the proceeds of sale of preferred stock of $1,500,000. Inventories have been increased to support the strong sales in the United States and to provide adequate safety stocks in the key foreign markets. Prepaid expenses and other current assets increased by $303,000 to $868,000 at June 30, 2003 primarily the result of policy payments for various types of business insurance to be expensed over the lives of the policies.

      The Company purchased $322,000 of property, plant and equipment during the first six months of 2003.

      Current liabilities increased $1,238,000 from $6,040,000 as of December 31, 2002 to $7,278,000 as of June 30, 2003. Trade accounts payable increased $811,000 from $2,462,000 as of December 31, 2002 to $3,273,000 as of June 30,
2003. The increase is primarily the result of increased raw material purchases, increased payables for promotional trips, and accrued property taxes at June 30, 2003, as compared to December 31, 2002. Distributor commissions payable increased from $2,065,000 as of December 31, 2002 to $2,484,000 as of June 30, 2003. This is the result of higher network marketing sales in June 2003, as compared to December 2002.

      Long-term debt decreased $233,000 from $4,057,000 as of December 31, 2002 to $3,824,000 as of June 30, 2003. The decrease is the result of scheduled principal payments, offset by additional long-term debt the Company incurred during the first quarter of 2003 of $64,000.

      Stockholders' equity increased from $7,798,000 as of December 31, 2002 to $11,147,000 as of June 30, 2003. The increase is primarily the result of net income of $1,909,000 during the first six months of 2003, plus the proceeds of a preferred stock offering of $1,500,000 issued on March 31, 2003. Dividends on the preferred stock outstanding of $22,500 were paid at the end of the second quarter. Equity also increased $153,000 as a result of the foreign currency translation adjustment at June 30, 2003, as the Australian and Canadian dollars strengthened versus the United States dollar, as compared to December 31, 2002. Another increase to equity of $132,000 was due to proceeds received from the exercise of incentive stock options during the first six months of 2003, as compared to December 31, 2002. Equity was reduced $367,000 for treasury stock purchases made during the first six months of 2003.

      The Company's working capital balance has improved since the end of 2002, from a balance of $2,393,000 as of December 31, 2002 to a balance of $5,649,000 as of June 30, 2003. Accordingly, the current ratio has improved from 1.40 as of December 31, 2002 to 1.78 as of June 30, 2003. The Company has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory, with a maximum borrowing limit of $1,000,000. At June 30, 2003, the Company had no borrowings on the line of credit. Management believes the Company's internally generated funds together with the loan agreement and the preferred stock proceeds will be sufficient to meet working capital requirements in 2003.

2.    Results of Operations

Note: Per share data for the quarter ended June 30 and first six months of 2002 has been restated to reflect the effect of the Company's 19% stock dividend declared on September 19, 2002 and distributed on October 25, 2002.

      The Company had net income available to common shareholders of $909,000 ($0.08 per share basic and $0.07 per share diluted) for the quarter ended June 30, 2003, compared to a net income of $625,000 ($0.06 per share basic and $0.05 per share diluted) for the same period in 2002. Net income for the quarter ended June 30, 2003 was $931,000, and is reduced by preferred stock dividends of $22,500 to arrive at net income available to common shareholders. For the six months ended June 30, 2003, the Company had net income available to common shareholders of $1,886,000 ($0.16 per share basic and $0.14 per share diluted), compared to $1,084,000 ($0.10 per share basic and $0.09 per share diluted) in 2002. Profitability continued to improve substantially as network marketing sales continued to improve worldwide led by a 20% increase in net sales in the Company's primary market of the United States.

      Net sales increased to $17,767,000 in the second quarter of 2003 as compared to $15,449,000 in the second quarter of 2002. For the six months ended June 30, net sales were $36,438,000 in 2003, as compared to $29,933,000 in 2002.
The growth in sales was led by a strong increase in the Company's largest market, the United States. Sales in the United States improved by 20% to $15,259,000 in the second quarter of 2003, as compared to $12,752,000 in the second quarter of 2002. For the six months ended June 30, net sales in the United States were $31,059,000 in 2003, compared to $25,178,000 in 2002. New distributor enrollments in the US continues to be a factor in the increased sales in this market. In the first six months of 2003, approximately 10,100 new distributors were enrolled, as compared to approximately 8,600 in the same period of 2002. The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States. In the first six months of 2003, 2,270 distributors achieved Master Affiliate status, as compared to 1,639 in the same period of 2002. The Company attributes the increase in sales and other sales statistics in part to its increased support provided to the distributor force in the form of increased sales meetings and other distributor training events. The Company is holding quarterly Master Affiliate training seminars in more cities and has lengthened the program to a full day of training on Saturdays, compared to a half-day training session used previously. The Company has also modified the frequency of its national conferences. In the past, the Company invited distributors to attend two major conferences a year. Now, the Company has replaced its winter conference with a series of regional conferences in areas of significant distributor groups in order to present the Reliv product line and business opportunity to more people. Also, the Company recently concluded its annual international distributor conference in St. Louis, MO, with a record attendance of approximately 5,000 distributors.

      During the second quarter of 2003, sales in the Company's international subsidiaries showed mixed results. In aggregate, international sales decreased 7% to $2,507,000 in the second quarter of 2003, compared to $2,697,000 in the second quarter of 2002. For the six months ended June 30, international sales were $5,380,000 in 2003, compared to $4,755,000 in 2002, a 13% increase. Mexican sales increased 16% from the prior year quarter, helped by the introduction of Arthaffect in Mexico in October 2002 and the introduction of Soysentials in April 2003. New distributor signups have also been strong, with over 2,900 new signups in the first six months of 2003, compared to 2,080 in 2002. Canada also showed a 29% growth in sales in the second quarter of 2003, compared to the prior year quarter. A portion of the increase, when reported in US dollars, is the result of the strengthening of the Canadian dollar versus the US dollar. Sales in Canada continue to gradually improve as the Company completed its changes there to make the business model function identical to that in the United States. Effective February 1, 2003, royalties on Canadian sales are being paid out on the full retail value of the products, just as they are in the United States. This enhances the business opportunity associated with selling the Reliv product line and encourages more people to become distributors. Sales in the Philippines in the second quarter of 2003 decreased by 29%, as sales declined subsequent to a price increase and additional shipping charge that went into effect on March 1, 2003. However, for the six months ended June 30, sales in the Philippines were up 22% in 2003, compared to the same period of 2002.

      Cost of products sold as a percentage of net sales was 16.9% in the second quarter of 2003, as compared to 18.9% in the second quarter of 2002. For the six months ended June 30, cost of products sold were 17.3% and 19.0% of net sales in 2003 and 2002, respectively. The decrease in the percentage of cost of goods sold is the result of greater efficiencies gained in the production facility from increased production levels needed to support the growth in sales. Efficiencies are being gained as production levels have increased with minimal staffing increases and improved coverage of the fixed manufacturing costs.

      Distributor royalties and commissions as a percentage of network marketing sales were 38.9% and 38.4% in the second quarter of 2003 and 2002, respectively. For the six month period ended June 30, royalties and commissions were 38.9% and 38.5% of sales in 2003 and 2002, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales.

      Selling, general and administrative (SGA) expenses increased $728,000 in the second quarter of 2003, as compared to the second quarter of 2002. However, SGA expenses as a percentage of net sales decreased to 35.6% in the second quarter of 2003 compared to 36.2% in the second quarter of 2002. For the six months ended June 30, total SGA expenses were $12,693,000 in 2003, compared to $10,869,000 in 2002. On a year-to-date basis, sales expenses represented approximately $840,000 of the increase. Some of the components of the increase were increased credit card fees due to the higher sales volume, increased sales meeting expenses due to more and larger meetings in support of the distributor force, and increased sales bonuses. Marketing expenses increased by approximately $311,000, primarily the result of increased incentive trip expenses. Increases in general and administrative expenses represented approximately $624,000 of the increase, primarily in salaries, fringe benefit expenses, higher stock market listing fees, and increased travel expenses. Also, included in the general and administrative expenses are approximately $161,000 in pre-opening expenses in Malaysia and other international development expenses. The Company was recently granted a direct selling license to begin operations in Malaysia, with a scheduled opening of October 1, 2003.

      Interest expense decreased to $70,000 in the second quarter of 2003 from $98,000 in the second quarter of 2002. For the six months ended June 30, interest expense decreased to $138,000 for 2003, compared to $219,000 for 2002. This decrease in 2003 is the result of not utilizing the line of credit, coupled with the interest savings gained from the refinancing of the Company's primary building debt in June 2002.

      The Company recorded income tax expense of $629,000 for the second quarter of 2003, an effective rate of 40.3%. In the second quarter of 2002, the Company recorded income tax expense of $375,000, an effective rate of 37.5%. For the six months ended June 30, the Company recorded income tax expense of $1,314,000 for 2003, an effective rate of 40.8%, and $689,000 for 2002, an effective rate of 38.9%. The higher rate in 2003 is primarily due to non-deductible losses in some of the Company's foreign markets, including Malaysia.

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

During the second quarter of 2003, the Company entered into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts have a maturity of eighteen months or less. As of June 30, 2003, the Company had Canadian dollar forward sale contracts to hedge approximately 60% of our expected Canadian cash flows. The exchange rate for the Canadian dollar to the U.S. dollar as of June 30, 2003 had strengthened by 16.7%, compared to the exchange rate as of December 31, 2002. The amount of the changes in the fair value of these forward contracts as of June 30, 2003 was immaterial. As of June 30, 2003, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, or the British pound.

      There have been no other material changes in market risk exposures during the first three months of 2003 that affect the disclosures presented in Item 7A
- "Qualitative and Quantitative Disclosures Regarding Market Risk" on pages 37 and 38 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits*

      Exhibit No.       Description
      -----------       -----------

      31.1              Sarbanes-Oxley Act Section 302 Certifications of Robert
                        L. Montgomery.

      31.2              Sarbanes-Oxley Act Section 302 Certifications of David
                        G. Kreher.

      32.1              Sarbanes-Oxley Act Section 906 Certification for Robert
                        L. Montgomery, Chief Executive Officer

      32.2              Sarbanes-Oxley Act Section 906 Certification for David
                        G. Kreher, Chief Financial Officer

            (b) The Company has not filed a Current Report during the quarter covered by this report.

            * Also incorporated by reference the Exhibits filed as part of the S-8 Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2003                  RELIV' INTERNATIONAL, INC.

                                        By: /s/ Robert L. Montgomery
                                            ------------------------------------
                                            Robert L. Montgomery, President,
                                            Chief Executive Officer


                                        RELIV' INTERNATIONAL, INC.

                                        By: /s/ David G. Kreher
                                            ------------------------------------
                                            David G. Kreher,
                                            Chief Financial Officer

Consolidated Balance Sheets

                                                                      June 30           December 31
                                                                        2003                2002
                                                                    ------------        ------------
                                                                     (unaudited)         (see notes)
Assets

Current assets:
  Cash and cash equivalents                                         $  6,675,228        $  3,437,966
  Accounts and notes receivable, less allowances of
    $5,000 in 2003 and 2002                                              529,931             688,898
  Accounts due from employees and distributors                           105,000             104,000
  Inventories
          Finished goods                                               2,913,118           2,361,064
          Raw materials                                                1,190,313             680,516
          Sales aids and promotional materials                           482,784             415,565
                                                                    ------------        ------------
                     Total inventories                                 4,586,215           3,457,145

  Refundable income taxes                                                     --               8,072
  Prepaid expenses and other current assets                              867,729             564,486
  Deferred income taxes                                                  163,009             171,873
                                                                    ------------        ------------
Total current assets                                                  12,927,112           8,432,440

Other assets                                                             526,761             442,927
Note receivable from officer                                              27,750              48,250
Accounts due from employees and distributors                              64,000              78,000

Property, plant and equipment:
            Land                                                         829,222             829,222
            Building                                                   8,588,310           8,583,444
            Machinery & equipment                                      4,137,388           4,057,983
            Office equipment                                             847,341             738,976
            Computer equipment & software                              2,418,233           2,275,019
                                                                    ------------        ------------
                                                                      16,820,494          16,484,644
Less: Accumulated depreciation                                         7,510,745           7,040,275
                                                                    ------------        ------------
          Net property, plant and equipment                            9,309,749           9,444,369
                                                                    ------------        ------------

Total assets                                                        $ 22,855,372        $ 18,445,986
                                                                    ============        ============

See notes to financial statements.

Consolidated Balance Sheets

                                                                      June 30           December 31
                                                                        2003                2002
                                                                    ------------        ------------
                                                                     (unaudited)         (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable and other accrued expenses       $  3,273,374        $  2,462,356
            Distributors commissions payable                           2,484,336           2,065,327
            Sales taxes payable                                          409,034             393,413
            Interest expense payable                                      49,356              55,238
            Payroll and payroll taxes payable                            506,841             381,748
                                                                    ------------        ------------
Total accounts payable and accrued expenses                            6,722,941           5,358,082

    Income taxes payable                                                 135,016             257,441
    Current maturities of long-term debt                                 420,480             415,235
    Current maturities of capital lease obligations                           --               8,755
                                                                    ------------        ------------
  Total current liabilities                                            7,278,437           6,039,513

Noncurrent liabilities:
  Long-term debt, less current maturities                              3,823,631           4,057,042
  Deferred income taxes                                                   84,435              84,435
  Other non-current liabilities                                          521,396             467,350
                                                                    ------------        ------------
Total noncurrent liabilities                                           4,429,462           4,608,827

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; 150,000 shares issued and outstanding
   as of 6/30/2003                                                     1,500,000                  --
  Common stock, par value $.001 per share; 30,000,000
   authorized; 12,114,632 shares issued and 11,943,803
   shares outstanding as of 6/30/2003; 12,006,761 shares
   issued and 11,921,932 shares outstanding as of 12/31/2002              12,115              12,007
  Additional paid-in capital                                          18,038,473          17,863,505
  Notes receivable-officers and directors                                     --              (2,449)
  Accumulated deficit                                                 (7,074,680)         (8,960,782)
  Accumulated other comprehensive loss:
    Foreign currency translation adjustment                             (622,578)           (775,383)
  Treasury stock                                                        (705,857)           (339,252)
                                                                    ------------        ------------

Total stockholders' equity                                            11,147,473           7,797,646
                                                                    ------------        ------------

Total liabilities and stockholders' equity                          $ 22,855,372        $ 18,445,986
                                                                    ============        ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                          Three months ended June 30           Six months ended June 30
                                                            2003              2002              2003              2002
                                                        ------------      ------------      ------------      ------------
                                                         (unaudited)       (unaudited)       (unaudited)       (unaudited)
Sales at suggested retail                               $ 25,407,802      $ 22,001,451      $ 52,263,966      $ 42,859,961
  Less: distributor allowances on product purchases        7,641,155         6,552,420        15,825,869        12,926,646
                                                        ------------      ------------      ------------      ------------

Net sales                                                 17,766,647        15,449,031        36,438,097        29,933,315

Costs and expenses:
  Cost of products sold                                    3,008,695         2,915,799         6,316,413         5,672,509
  Distributor royalties and commissions                    6,914,507         5,912,303        14,169,705        11,484,361
  Selling, general and administrative                      6,321,793         5,594,051        12,692,777        10,868,810
                                                        ------------      ------------      ------------      ------------

Total costs and expenses                                  16,244,995        14,422,153        33,178,895        28,025,680
                                                        ------------      ------------      ------------      ------------

Income from operations                                     1,521,652         1,026,878         3,259,202         1,907,635

Other income (expense):
  Interest income                                             24,162             9,150            39,904            15,639
  Interest expense                                           (69,961)          (97,818)         (138,008)         (219,276)
  Other income/(expense)                                      84,187            62,001            61,504            68,757
                                                        ------------      ------------      ------------      ------------

Income before income taxes                                 1,560,040         1,000,211         3,222,602         1,772,755
Provision for income taxes                                   629,000           375,000         1,314,000           689,000
                                                        ------------      ------------      ------------      ------------

Net income                                                   931,040           625,211         1,908,602         1,083,755

Preferred dividends accrued and paid                          22,500                --            22,500                --
                                                        ------------      ------------      ------------      ------------

Net income available to common shareholders             $    908,540      $    625,211      $  1,886,102      $  1,083,755
                                                        ============      ============      ============      ============

Earnings per common share                               $       0.08      $       0.06      $       0.16      $       0.10
                                                        ============      ============      ============      ============

Earnings per common share - assuming dilution           $       0.07      $       0.05      $       0.14      $       0.09
                                                        ============      ============      ============      ============

2002 earnings per common share have been restated for the stock dividend declared in September 2002.

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                       Six months ended June 30
                                                                         2003             2002
                                                                     -----------      -----------
Operating activities:
Net income                                                           $ 1,908,602      $ 1,083,753
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                         463,987          421,268
    Compensation expense for warrants granted                             45,032            9,937
    Deferred income taxes                                                 12,700               --
    Foreign currency transaction loss                                     (1,284)         (48,063)
    (Increase) decrease in accounts and notes receivable                 167,511         (125,262)
    (Increase) decrease in inventories                                (1,069,936)         478,904
    (Increase) decrease in refundable income taxes                         8,059          132,534
    (Increase) decrease in prepaid expenses
      and other current assets                                          (296,953)        (413,706)
    (Increase) decrease in other assets                                  (83,834)          88,435
    Increase (decrease) in accounts payable and accrued expenses       1,371,112          966,184
    Increase (decrease) in income taxes payable                         (124,535)         126,236
                                                                     -----------      -----------

Net cash provided by operating activities                              2,400,461        2,720,220

Investing activities:
Purchase of property, plant and equipment                               (322,400)        (257,679)
                                                                     -----------      -----------

Net cash used in investing activities                                   (322,400)        (257,679)

Financing activities:
Proceeds from long-term borrowings                                        64,150               --
Principal payments on long-term borrowings and line of credit           (267,181)      (1,193,082)
Principal payments under capital lease obligations                       (34,732)         (85,478)
Proceeds from sale of preferred stock                                  1,500,000               --
Preferred stock dividends paid                                           (22,500)              --
Repayment of loans by officers and directors                              20,500           16,386
Proceeds from options exercised                                          132,492           10,554
Purchase of stock for treasury                                          (366,605)        (217,435)
                                                                     -----------      -----------

Net cash provided by (used in) financing activities                    1,026,124       (1,469,055)

Effect of exchange rate changes on cash and cash equivalents             133,077           68,939
                                                                     -----------      -----------

Increase in cash and cash equivalents                                  3,237,262        1,062,425

Cash and cash equivalents at beginning of period                       3,437,966        1,258,821
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $ 6,675,228      $ 2,321,246
                                                                     ===========      ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2003

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

Note 3--    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                Three months ended June 30       Six months ended June 30
                                                    2003            2002            2003            2002
                                                ---------------------------     ---------------------------
Numerator:
  Numerator for basic and diluted
    earnings per share--net income
    available to common shareholders            $   908,540     $   625,211     $ 1,886,102     $ 1,083,755
  Effect of convertible preferred stock:
    Dividends on preferred stock                     22,500              --          22,500              --
                                                ---------------------------     ---------------------------

Numerator for diluted earnings per share        $   931,040     $   625,211     $ 1,908,602     $ 1,083,755

Denominator:
  Denominator per basic earnings per
    share--weighted average shares               11,962,000      11,292,000      11,966,000      11,329,000
  Effect of convertible preferred stock and
      dilutive securities:
  Convertible preferred stock                       372,000              --         187,000              --
  Employee stock options and other warrants       1,334,000         865,000       1,348,000         865,000
                                                ---------------------------     ---------------------------

Denominator for diluted earnings per
  share--adjusted weighted average shares        13,668,000      12,157,000      13,501,000      12,194,000
                                                ===========================     ===========================

Basic earnings per share                        $      0.08     $      0.06     $      0.16     $      0.10
                                                ===========================     ===========================
Diluted earnings per share                      $      0.07     $      0.05     $      0.14     $      0.09
                                                ===========================     ===========================

2002 earnings per share have been restated for the stock dividend declared in September 2002.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2003

Note 4--    Comprehensive Income

            Total comprehensive income was $1,022,568 and $2,038,907 for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, comprehensive income was $545,988 and $1,073,839, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

                                                    Three months ended June 30    Six months ended June 30
                                                         2003         2002          2003           2002
                                                    --------------------------   -------------------------
Net income, as reported for basic EPS                  $908,540     $625,211     $1,886,102     $1,083,755
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects             31,872       37,113         97,172         87,280
                                                       ---------------------     -------------------------

Pro forma net income-basic EPS                         $876,668     $588,098     $1,788,930     $  996,475
                                                       =====================     =========================

Net income, as reported for diluted EPS                $931,040     $625,211     $1,908,602     $1,083,755
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects             31,872       37,113         97,172         87,280
                                                       ---------------------     -------------------------

Pro forma net income-diluted EPS                       $899,168     $588,098     $1,811,430     $  996,475
                                                       =====================     =========================

Earnings per share:
  Basic--as reported                                   $   0.08     $   0.06     $     0.16     $     0.10
                                                       =====================     =========================
  Basic--pro forma                                     $   0.07     $   0.05     $     0.15     $     0.09
                                                       =====================     =========================

  Diluted--as reported                                 $   0.07     $   0.05     $     0.14     $     0.09
                                                       =====================     =========================
  Diluted--pro forma                                   $   0.07     $   0.05     $     0.13     $     0.08
                                                       =====================     =========================

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2003

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

Note 7--    Related Party Tranactions

            In February 2003, the Company purchased 25,000 shares of the Company's common stock from an officer/director at a price of $3.895 per share. The total amount paid for the stock was $97,375. In June 2003, the Company purchased an additional 25,000 shares from the same officer/director at a price of $4.446 per share. The total amount paid for this purchase was $111,150. In May 2003, the Company purchased 10,000 shares from a director at a price of $4.2275 per share. The total amount paid for this purchase was $42,275.