Form 10-Q
period 2003-09-30
RELIV INTERNATIONAL INC
filed 2003-11-10
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Registrant is not an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       COMMON STOCK 11,981,449 outstanding Shares as of September 30, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

            1. Interim Balance Sheet as of September 30, 2003 and Balance Sheet as of December 31, 2002.

            2. Interim Statements of Operations for the three and nine month periods ending September 30, 2003 and September 30, 2002.

            3. Interim Statements of Cash Flows for the nine month periods ending September 30, 2003 and September 30, 2002.

      The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Financial Condition

      Current assets of the Company increased during the first nine months of 2003, to $13,971,000 from $8,432,000 as of December 31, 2002. Cash and cash equivalents increased by $3,768,000 to $7,206,000 as of September 30, 2003, as compared to $3,438,000 as of December 31, 2002. Accounts and notes receivable decreased to $662,000 as of September 30, 2003, as compared to $689,000 as of December 31, 2002. Inventory increased by $1,463,000 to $4,920,000 as of September 30, 2003. The Company's increase in cash is the result of the improved sales and profitability of the Company, especially in its operations in the United States, coupled with the proceeds of sale of preferred stock of $975,000, net of preferred stock redemptions of $525,000. Inventories have been increased to support the strong sales in the United States and to provide adequate safety stocks in the key foreign markets. Prepaid expenses and other current assets increased by $351,000 to $915,000 at September 30, 2003 primarily the result of policy payments for various types of business insurance to be expensed over the lives of the policies, and advance payments made for conferences and other events to be held in 2004.

      The Company purchased $739,000 of property, plant and equipment during the first nine months of 2003.

      Current liabilities increased $1,802,000 from $6,040,000 as of December 31, 2002 to $7,842,000 as of September 30, 2003. Trade accounts payable increased $589,000 from $2,462,000 as of December 31, 2002 to $3,051,000 as of
September 30, 2003. The increase is primarily the result of increased raw material purchases and accrued property taxes at September

30, 2003, as compared to December 31, 2002. Distributor commissions payable increased from $2,065,000 as of December 31, 2002 to $2,905,000 as of September 30, 2003. This is the result of higher network marketing sales in September 2003, as compared to December 2002.

      Long-term debt decreased $329,000 from $4,057,000 as of December 31, 2002 to $3,728,000 as of September 30, 2003. The decrease is the result of scheduled principal payments, offset by additional long-term debt the Company incurred during the first nine months of 2003 of $124,000.

      Stockholders' equity increased from $7,798,000 as of December 31, 2002 to $11,784,000 as of September 30, 2003. The increase is primarily the result of net income of $3,079,000 during the first nine months of 2003, plus the proceeds of a preferred stock offering of $975,000 issued on March 31, 2003. Dividends on the preferred stock outstanding of $42,000 were paid during the second and third quarters. Equity also increased $63,000 as a result of the foreign currency translation adjustment at September 30, 2003, as the Australian and Canadian dollars strengthened versus the United States dollar, as compared to December 31, 2002. Declines in the value of the Mexican and Philippine pesos versus the United States dollar partially offset the gains in the other currencies. Another increase to equity of $166,000 was due to proceeds received from the exercise of incentive stock options during the first nine months of 2003. Equity was reduced $367,000 for treasury stock purchases made during the first nine months of 2003.

      The Company's working capital balance has improved since the end of 2002, from a balance of $2,393,000 as of December 31, 2002 to a balance of $6,129,000 as of September 30, 2003. Accordingly, the current ratio has improved from 1.40 as of December 31, 2002 to 1.78 as of September 30, 2003. The Company has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory, with a maximum borrowing limit of $1,000,000. At September 30, 2003, the Company had no borrowings on the line of credit. Management believes the Company's internally generated funds together with the loan agreement and the preferred stock proceeds will be sufficient to meet working capital requirements in 2003.

2. Results of Operations

      The Company had net income available to common shareholders of $1,193,000 ($0.10 per share basic and $0.09 per share diluted) for the quarter ended September 30, 2003, compared to a net income of $741,000 ($0.07 per share basic and $0.06 per share diluted) for the same period in 2002. Net income for the quarter ended September 30, 2003 was $1,213,000, and is reduced by preferred stock dividends of $20,000 to arrive at net income available to common shareholders. For the nine months ended September 30, 2003, the Company had net income available to common shareholders of $3,079,000 ($0.26 per share basic and $0.23 per share diluted), compared to $1,825,000 ($0.16 per share basic and $0.15 per share diluted) in 2002. Profitability continued to improve substantially as network marketing sales continued to improve worldwide led by a 23% increase in net sales in the Company's primary market of the United States.

      Net sales increased to $19,614,000 in the third quarter of 2003 as compared to $16,237,000 in the third quarter of 2002. For the nine months ended September 30, net sales were $56,052,000 in 2003, as compared to $46,170,000 in 2002. The growth in sales was led by a strong increase in the Company's largest market, the United States. Sales in the United States improved by 23% to $16,869,000 in the third quarter of 2003, as compared to $13,741,000 in the third quarter of 2002. For the nine months ended September 30, net sales in the United States were $47,913,000 in 2003, compared to $38,803,000 in 2002. New distributor enrollments in the US continues to be a factor in the increased sales in this market. In the first nine months of 2003, approximately 15,600 new distributors were enrolled, as compared to approximately 13,500 in the same period of 2002. The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States. In the first nine months of 2003, 3,651 distributors achieved Master Affiliate status, as compared to 2,653 in the same period of 2002. The Company attributes the increase in sales and other sales statistics in part to its increased support provided to the distributor force in the form of increased sales meetings and other distributor training events. The Company is holding more of its quarterly Master Affiliate training seminars in more cities and has lengthened the program to a full day of training on Saturdays, compared to a half-day training session used previously. The Company has also modified the frequency of its national conferences. In the past, the Company invited distributors to attend two major conferences a year. Beginning in early 2003, the Company replaced its winter conference with a series of regional conferences in areas of significant distributor groups in order to present the Reliv product line and business opportunity to more people. Also, the Company's annual international distributor conference in St. Louis, MO, was held in July with a record attendance of approximately 5,000 distributors.

      During the third quarter of 2003, sales in most of the Company's international subsidiaries showed improved results. In aggregate, international sales increased 10% to $2,739,000 in the third quarter of 2003, compared to $2,488,000 in the third quarter of 2002. For the nine months ended September 30, international sales were $8,118,000 in 2003, compared to $7,243,000 in 2002, a 12% increase. The weakening of the United States dollar compared to the Canadian, Australian, and New Zealand dollars and British pound accounts for a portion of the increase in sales in these markets. The Mexican and Philippine pesos have weakened compared to the U.S. dollar over the first nine months of 2003.

      Mexican sales increased 17% from the prior year quarter, helped by the introduction of Arthaffect in Mexico in October 2002 and the introduction of Soysentials in April 2003. New distributor signups have also been strong, with over 4,500 new signups in the first nine months of 2003, compared to 3,580 in 2002. Canada also showed a 37% growth in sales in the third quarter of 2003, compared to the prior year quarter. Sales in Canada continue to gradually improve as the Company completed its changes there to make the business model function identical to that in the U.S. Effective February 1, 2003, royalties on Canadian sales are being paid out on the full retail value of the products, just as they are in the United States. This enhances the business opportunity associated with selling the Reliv product line and encourages more people to become distributors. Sales in the United Kingdom (UK) increased by 34%, as compared to the prior year quarter. This increase was due, in part, to a similar change to the UK distributor compensation plan that was put into effect on July 1, 2003, to pay royalties on the full retail value of the products. Australia/New Zealand (AUS/NZ) sales were up 22% in the third quarter of 2003, compared to the same period in 2002. In late September, the Company announced a new sales manager for the AUS/NZ market, as well as a similar change to the compensation plan as in Canada and the UK, in which royalties will be paid based on the full retail price. Sales in the Philippines in the third quarter of 2003 decreased by 20%, as sales declined subsequent to a price increase and additional shipping charge that went into effect on March 1, 2003. For the nine months ended September 30, sales in the Philippines were up 7% in 2003, compared to the same period of 2002. Sales began in the Company's newest market, Malaysia, in late September 2003, with a modest amount of sales.

      Cost of products sold as a percentage of net sales was 16.8% in the third quarter of 2003, as compared to 17.1% in the third quarter of 2002. For the nine months ended September 30, cost of products sold were 17.2% and 18.3% of net sales in 2003 and 2002, respectively. The decrease in the percentage of cost of goods sold is the result of greater efficiencies gained in the production facility from increased production levels needed to support the growth in sales. Efficiencies are being gained as production levels have increased with minimal staffing increases and improved coverage of the fixed manufacturing costs.

      Distributor royalties and commissions as a percentage of network marketing sales were 38.8% and 38.3% in the third quarter of 2003 and 2002, respectively. For the nine month period ended September 30, royalties and commissions were 38.9% and 38.5% of sales in 2003 and 2002, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales. The slight increase is primarily the result of commission payments being made on the full retail value in Canada, and more recently, the United Kingdom.

      Selling, general and administrative (SGA) expenses increased $630,000 in the third quarter of 2003, as compared to the third quarter of 2002. However, SGA expenses as a percentage of net sales decreased to 34.0% in the third quarter of 2003 compared to 37.2% in the third quarter of 2002. For the nine months ended September 30, total SGA expenses were $19,368,000 in 2003, compared to $16,915,000 in 2002. On a year-to-date basis, sales expenses represented approximately $1,248,000 of the increase. Some of the components of the increase were increased credit card fees due to the higher sales volume, increased sales meeting expenses due to more and larger meetings in support of the distributor force, and increased sales bonuses. Marketing expenses increased by approximately $242,000, primarily the result of increased incentive trip expenses. Increases in general and administrative expenses represented approximately $860,000 of the increase, primarily in salaries, fringe benefit expenses, higher stock market listing fees, and increased travel expenses. Also, included in the general and administrative expenses are approximately $250,000 in pre-opening expenses in Malaysia and other international development expenses. The Company was granted a direct selling license to begin operations in Malaysia in August 2003, and commenced sales in late September 2003.

      Interest expense decreased to $50,000 in the third quarter of 2003 from $63,000 in the third quarter of 2002. For the nine months ended September 30, interest expense decreased to $188,000 for 2003, compared to $282,000 for 2002. This decrease in 2003 is the result of not utilizing the line of credit, coupled with the interest savings gained from the refinancing of the Company's primary building debt in June 2002.

      The Company recorded income tax expense of $815,000 for the third quarter of 2003, an effective rate of 40.2%. In the third quarter of 2002, the Company recorded income tax expense of $446,000, an effective rate of 37.6%. For the nine months ended September 30, the Company recorded income tax expense of $2,129,000 for 2003, an effective rate of 40.6%, and $1,135,000 for 2002, an effective rate of 38.3%. The higher rate in 2003 is primarily due to non-deductible losses in some of the Company's foreign markets, including Malaysia.

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

      During the second quarter of 2003, the Company entered into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts have a maturity of fifteen months or less. As of September 30, 2003, the Company had Canadian dollar forward sale contracts to hedge approximately 60% of our expected Canadian cash flows. The exchange rate for the Canadian dollar to the U.S. dollar as of September 30, 2003 had strengthened by 16.5%, compared to the exchange rate as of December 31, 2002. The amount of the changes in the fair value of these forward contracts as of September 30, 2003 was immaterial. As of September 30, 2003, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, or the British pound.

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

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Shareholders on May 22, 2003, the following actions were submitted and approved by vote of the shareholders:

      1. Election of 10 directors;

      2. Approval of 2003 Stock Option Plan;

      3. Authorization of one-for-four forward split of the Company's Common Stock;

      4. Authorization of an increase in the authorized shares of the Company's Common Stock to 30,000,000 shares; and

      5. Ratification of the Board's selection of Ernst & Young LLP as the Company's independent certified public accountants.

      A total of 11,185,122 shares (approximately 93%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

      1. For the directors as follows:

         Name                   Total Votes For        Total Votes Against
         ----                   ---------------        -------------------

Robert L. Montgomery               10,946,818                238,304
Sandra S. Montgomery               10,938,241                246,881
Carl W. Hastings                   10,948,705                236,417
David G. Kreher                    10,948,705                236,417
Donald L. McCain                   10,933,891                251,231
Thomas T. Moody                    10,948,444                236,678
Thomas W. Pinnock, III             10,948,705                236,417
Stephen M. Merrick                 10,935,957                249,165
John B. Akin                       10,933,691                251,431
Marvin W. Solomonson               10,931,632                253,490

      2. For the 2003 Stock Option Plan as follows:

                                                          Total Broker Non-Votes
      Total Votes For          Total Votes Against          and Votes Abstain
      ---------------          -------------------        ----------------------

         6,862,805                   183,327                    4,138,988

      3. For the One-for Four Stock Split as follows:

      Total Votes For          Total Votes Against           Total Votes Abstain
      ---------------          -------------------           -------------------

        11,117,052                    47,359                       20,709

      4. For the Increase in Authorized Shares as follows:

      Total Votes For          Total Votes Against           Total Votes Abstain
      ---------------          -------------------           -------------------

        10,845,674                   309,830                       29,616

      5. For the Ratification of Ernst & Young LLP as follows:

      Total Votes For          Total Votes Against           Total Votes Abstain
      ---------------          -------------------           -------------------

        11,127,731                    38,101                       19,287

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits*

      Exhibit
      No.         Description
      -------     -----------

      3.1 Second Amended and Restated Certificate of Incorporation (Incorporated by reference Appendix B to the Company's
                  Schedule 14A Definitive Proxy Statement filed April 17, 2003)

      31.1        Sarbanes-Oxley Act Section 302 Certifications for Robert L.
                  Montgomery

      31.2        Sarbanes-Oxley Act Section 302 Certification for David G.
                  Kreher

      32.1        Sarbanes-Oxley Act Section 906 Certification for Robert L.
                  Montgomery, Chief Executive Officer

      32.2        Sarbanes-Oxley Act Section 906 Certification for David G.
                  Kreher, Chief Financial Officer

            (b) The Company filed a Current Report on August 7, to report the issuance of a Press Release regarding its Second Quarter earnings.

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

Dated: November 10, 2003                RELIV' INTERNATIONAL, INC.


                                        By: /s/ Robert L. Montgomery
                                            ------------------------------------
                                            Robert L. Montgomery, President,
                                            Chief Executive Officer


                                        By: /s/ David G. Kreher
                                            ------------------------------------
                                            David G. Kreher, Chief
                                            Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                          September 30        December 31
                                                              2003                2002
                                                          ------------        -----------
                                                           (unaudited)        (see notes)
Assets

Current assets:
  Cash and cash equivalents                                $ 7,206,403        $ 3,437,966
  Accounts and notes receivable, less allowances of
    $5,000 in 2003 and 2002                                    662,404            688,898
  Accounts due from employees and distributors                 100,449            104,000
  Inventories
          Finished goods                                     3,308,479          2,361,064
          Raw materials                                      1,094,700            680,516
          Sales aids and promotional materials                 516,903            415,565
                                                           -----------        -----------
                     Total inventories                       4,920,082          3,457,145

  Refundable income taxes                                           --              8,072
  Prepaid expenses and other current assets                    914,913            564,486
  Deferred income taxes                                        166,311            171,873
                                                           -----------        -----------
Total current assets                                        13,970,562          8,432,440

Other assets                                                   573,816            442,927
Note receivable from officer                                    13,875             48,250
Accounts due from employees and distributors                    49,178             78,000

Property, plant and equipment:
            Land                                               829,222            829,222
            Building                                         8,775,889          8,583,444
            Machinery & equipment                            3,916,290          4,057,983
            Office equipment                                   955,701            738,976
            Computer equipment & software                    2,464,454          2,275,019
                                                           -----------        -----------
                                                            16,941,556         16,484,644
Less: Accumulated depreciation                               7,535,982          7,040,275
                                                           -----------        -----------
          Net property, plant and equipment                  9,405,574          9,444,369
                                                           -----------        -----------

Total assets                                               $24,013,005        $18,445,986
                                                           ===========        ===========

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                     September 30         December 31
                                                                         2003                 2002
                                                                     ------------         ------------
                                                                      (unaudited)          (see notes)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable and other accrued expenses        $  3,051,341         $  2,462,356
            Distributors commissions payable                            2,905,315            2,065,327
            Sales taxes payable                                           443,580              393,413
            Interest expense payable                                       46,237               55,238
            Payroll and payroll taxes payable                             626,969              381,748
                                                                     ------------         ------------
Total accounts payable and accrued expenses                             7,073,442            5,358,082

    Income taxes payable                                                  332,214              257,441
    Current maturities of long-term debt                                  436,348              415,235
    Current maturities of capital lease obligations                            --                8,755
                                                                     ------------         ------------
  Total current liabilities                                             7,842,004            6,039,513

Noncurrent liabilities:
Long-term debt, less current maturities                                 3,727,980            4,057,042
Deferred income taxes                                                      84,435               84,435
Other non-current liabilities                                             574,258              467,350
                                                                     ------------         ------------
Total noncurrent liabilities                                            4,386,673            4,608,827

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; 97,500 shares issued and outstanding
   as of 9/30/2003                                                        975,000                   --
  Common stock, par value $.001 per share; 30,000,000
   authorized; 12,070,639 shares issued and 11,981,449
   shares outstanding as of 9/30/2003; 12,006,761 shares
   issued and 11,921,932 shares outstanding as of 12/31/2002               12,071               12,007
  Additional paid-in capital                                           17,975,522           17,863,505
  Notes receivable-officers and directors                                      --               (2,449)
  Accumulated deficit                                                  (6,094,716)          (8,960,782)
  Accumulated other comprehensive loss:
    Foreign currency translation adjustment                              (712,524)            (775,383)
  Treasury stock                                                         (371,025)            (339,252)
                                                                     ------------         ------------

Total stockholders' equity                                             11,784,328            7,797,646
                                                                     ------------         ------------

Total liabilities and stockholders' equity                           $ 24,013,005         $ 18,445,986
                                                                     ============         ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                         Three months ended September 30       Nine months ended September 30
                                                             2003               2002               2003               2002
                                                         ------------       ------------       ------------       ------------
                                                          (unaudited)        (unaudited)        (unaudited)        (unaudited)
Sales at suggested retail                                $ 27,160,056       $ 23,169,058       $ 79,424,022       $ 66,029,019
  Less: distributor allowances on product purchases         7,546,330          6,931,981         23,372,199         19,858,627
                                                         ------------       ------------       ------------       ------------

Net sales                                                  19,613,726         16,237,077         56,051,823         46,170,392

Costs and expenses:
  Cost of products sold                                     3,300,127          2,774,485          9,616,540          8,446,994
  Distributor royalties and commissions                     7,599,097          6,220,776         21,768,802         17,705,137
  Selling, general and administrative                       6,675,449          6,045,862         19,368,226         16,914,672
                                                         ------------       ------------       ------------       ------------

Total costs and expenses                                   17,574,673         15,041,123         50,753,568         43,066,803
                                                         ------------       ------------       ------------       ------------

Income from operations                                      2,039,053          1,195,954          5,298,255          3,103,589

Other income (expense):
  Interest income                                              22,753             11,497             62,657             27,136
  Interest expense                                            (50,422)           (63,159)          (188,430)          (282,435)
  Other income/(expense)                                       16,269             42,877             77,773            111,634
                                                         ------------       ------------       ------------       ------------

Income before income taxes                                  2,027,653          1,187,169          5,250,255          2,959,924
Provision for income taxes                                    815,000            446,000          2,129,000          1,135,000
                                                         ------------       ------------       ------------       ------------

Net income                                                  1,212,653            741,169          3,121,255          1,824,924

Preferred dividends accrued and paid                           19,516                 --             42,016                 --
                                                         ------------       ------------       ------------       ------------

Net income available to common shareholders              $  1,193,137       $    741,169       $  3,079,239       $  1,824,924
                                                         ============       ============       ============       ============

Earnings per common share                                $       0.10       $       0.07       $       0.26       $       0.16
                                                         ============       ============       ============       ============

Earnings per common share - assuming dilution            $       0.09       $       0.06       $       0.23       $       0.15
                                                         ============       ============       ============       ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                      Nine months ended September 30
                                                                          2003              2002
                                                                      -----------       -----------
Operating activities:
Net income                                                            $ 3,121,255       $ 1,824,924
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                          693,097           649,898
    Compensation expense for warrants granted                              67,550            14,905
    Deferred income taxes                                                   8,206                --
    Foreign currency transaction loss                                      18,153           (67,248)
    (Increase) decrease in accounts and notes receivable                   28,969          (108,557)
    (Increase) decrease in inventories                                 (1,450,535)          343,141
    (Increase) decrease in refundable income taxes                          7,998           130,199
    (Increase) decrease in prepaid expenses
      and other current assets                                           (359,165)         (390,136)
    (Increase) decrease in other assets                                  (130,890)           50,697
    Increase (decrease) in accounts payable and accrued expenses        1,793,022         1,127,326
    Increase (decrease) in income taxes payable                            71,821           274,543
                                                                      -----------       -----------

Net cash provided by operating activities                               3,869,481         3,849,692

Investing activities:
Purchase of property, plant and equipment                                (738,774)         (481,725)
Proceeds from the sale of property, plant and equipment                    79,429            26,081
                                                                      -----------       -----------

Net cash used in investing activities                                    (659,345)         (455,644)

Financing activities:
Proceeds from long-term borrowings                                        124,249                --
Principal payments on long-term borrowings and line of credit            (390,788)       (1,331,126)
Principal payments under capital lease obligations                        (50,806)         (122,165)
Proceeds from sale of preferred stock                                   1,500,000                --
Redemption of preferred stock                                            (525,000)               --
Preferred stock dividends paid                                            (42,016)               --
Repayment of loans by officers and directors                               36,824             8,000
Proceeds from options exercised                                           166,189            45,929
Purchase of stock for treasury                                           (366,605)         (280,237)
                                                                      -----------       -----------

Net cash provided by (used in) financing activities                       452,047        (1,679,599)

Effect of exchange rate changes on cash and cash equivalents              106,254            63,761
                                                                      -----------       -----------

Increase in cash and cash equivalents                                   3,768,437         1,778,210

Cash and cash equivalents at beginning of period                        3,437,966         1,258,821
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $ 7,206,403       $ 3,037,031
                                                                      ===========       ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2003

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

Note 3-- Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three months ended September 30    Nine months ended September 30
                                                        2003             2002             2003             2002
                                                  -------------------------------    ------------------------------
Numerator:
  Numerator for basic and diluted
     earnings per share--net income
     available to common shareholders               $ 1,193,137      $   741,169      $ 3,079,239      $ 1,824,924
  Effect of convertible preferred stock:
     Dividends on preferred stock                        19,516               --           42,016               --
                                                    ----------------------------      ----------------------------

Numerator for diluted earnings per share            $ 1,212,653      $   741,169      $ 3,121,255      $ 1,824,924

Denominator:
  Denominator for basic earnings per
     share--weighted average shares                  11,965,000       11,252,000       11,963,000       11,295,000
  Effect of convertible preferred stock and
     dilutive securities:
     Convertible preferred stock                        330,000               --          235,000               --
     Employee stock options and other warrants        1,401,000        1,229,000        1,367,000        1,229,000
                                                    ----------------------------      ----------------------------

Denominator for diluted earnings per
  share--adjusted weighted average shares            13,696,000       12,481,000       13,565,000       12,524,000
                                                    ============================      ============================

Basic earnings per share                            $      0.10      $      0.07      $      0.26      $      0.16
                                                    ============================      ============================
Diluted earnings per share                          $      0.09      $      0.06      $      0.23      $      0.15
                                                    ============================      ============================

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2003

Note 4-- Comprehensive Income

      Total comprehensive income was $1,145,207 and $3,184,114 for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, comprehensive income was $654,493 and $1,728,332, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

                                                          Three months ended September 30       Nine months ended September 30
                                                                 2003           2002                 2003            2002
                                                          -------------------------------       ------------------------------
Net income, as reported for basic EPS                         $1,193,137      $741,169            $3,079,239      $1,824,924
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                      91,872       122,316               189,044         209,596
                                                              ------------------------            --------------------------

Pro forma net income-basic EPS                                $1,101,265      $618,853            $2,890,195      $1,615,328
                                                              ========================            ==========================

Net income, as reported for diluted EPS                       $1,212,653      $741,169            $3,121,255      $1,824,924
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                      91,872       122,316               189,044         209,596
                                                              ------------------------            --------------------------

Pro forma net income-diluted EPS                              $1,120,781      $618,853            $2,932,211      $1,615,328
                                                              ========================            ==========================

Earnings per share:
  Basic--as reported                                          $     0.10      $   0.07            $     0.26      $     0.16
                                                              ========================            ==========================
  Basic--pro forma                                            $     0.09      $   0.05            $     0.24      $     0.14
                                                              ========================            ==========================

  Diluted--as reported                                        $     0.09      $   0.06            $     0.23      $     0.15
                                                              ========================            ==========================
  Diluted--pro forma                                          $     0.08      $   0.05            $     0.22      $     0.13
                                                              ========================            ==========================

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2003

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

      In August 2003, the Company redeemed 17,500 shares from each officer/director for a total redemption of 52,500 shares at a value of $525,000. The remaining shares of Preferred Stock as of September 30, 2003 have no voting rights, and are convertible into 241,935 shares of the Company's $.001 par value common stock at a conversion price based upon the closing price of the Company's common stock on the NASDAQ Stock Market on the date of issuance. Shares of Preferred Stock are not eligible for conversion until January 1, 2006, may be redeemed at any time by the Company, and have a liquidation preference over common stock to the extent of the purchase price of the preferred stock and accrued dividends.

Note 7-- Related Party Tranactions

      In February 2003, the Company purchased 25,000 shares of the Company's common stock from an officer/director at a price of $3.895 per share. The total amount paid for the stock was $97,375. In June and October 2003, the Company purchased additional shares from the same officer/director. In June, the Company purchased 25,000 shares at $4.446 per share for a total purchase price of $111,150, and in October, the Company purchased 50,000 shares at $4.845 per share for a total purchase price of $242,250 In May 2003, the Company purchased 10,000 shares from a director at a price of $4.2275 per share. The total amount paid for this purchase was $42,275.

Note 8-- Stock Split

      On September 4, 2003, the Board of Directors of the Company declared a 5 for 4 stock split, in the nature of a stock dividend to be issued to all shareholders of record as of October 29, 2003. The final number of shares to be issued and the distribution of such shares will be determined as of November 13, 2003. Fractional shares will not be issued. The Company will issue payment to shareholders for fractional shares based upon the closing price per share for the day preceding the record date.

      Since the final number of shares to be distributed has not been fixed as of the filing date of this Form 10-Q, the Management Discussion and Analysis, unaudited consolidated financial statements, and footnotes do not yet reflect the effect of the stock split on the number of shares outstanding or the earnings per share data.