Form 10-K
period 2003-12-31
RELIV INTERNATIONAL INC
filed 2004-03-26
CIK 768710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                               Name of each exchange
      Title of Class                           on which registered:
      --------------                           --------------------
      Common Stock, par value $0.001           NASDAQ National Market tier of
                                               The NASDAQ Stock Market

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K. |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) |_| Yes |X| No

      Based upon the closing price of $3.7408 per share of Registrant's Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at June 30, 2003, (the last business day of the Registrant's most recently completed second fiscal quarter). The aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $31,172,329. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

      The number of shares outstanding of the Registrant's Common Stock as of March 19, 2004, was 15,186,552 (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year are incorporated by reference into Part III.

                                      INDEX

Part I

Item No. 1   Business..........................................................3
Item No. 2   Properties.......................................................21
Item No. 3   Legal Proceedings................................................22
Item No. 4   Submission of Matters to a Vote of Security Holders..............22

Part II

Item No. 5   Market for Registrant's Common Equity and
               Related stockholder Matters....................................22
Item No. 6   Selected Financial Data..........................................24
Item No. 7   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................24
Item No. 7A  Qualitative and Quantitative Disclosures Regarding Market Risk...36
Item No. 8   Financial Statements and Supplementary Data......................38
Item No. 9   Changes in and Disagreements with Accountants
               On Accounting and Financial Disclosure.........................38
Item No. 9A  Controls and Procedures..........................................38

Part III

Item No. 10. Directors and Executive Officers of the Registrant...............39
Item No. 11  Executive Compensation...........................................39
Item No. 12  Security Ownership of Certain Beneficial Owners
               And Management.................................................39
Item No. 13  Certain Relationships and Related Transactions...................39
Item No. 14  Principal Accountant Fees and Services...........................39

Part IV

Item No. 15  Exhibits, Financial Statement Schedules and
               Reports on Form 8K.............................................39

                                     PART I

Item No. 1 - Business

      Overview

      Reliv' International, Inc. (the "Company") has a stated mission to "Nourish Our World" by offering a unique nutritional product line and an extraordinary entrepreneurial opportunity that enables financial freedom, long-term security and personal growth to its distributors. The Company's products include nutritional supplements, weight management products, functional foods, sports nutrition and a line of skin care products. Nutritional supplements include vitamins, minerals, dietary supplements, herbs and compounds derived therefrom. Functional foods are products designed to influence specific functions of the body. The Company and its subsidiaries sell products to distributors throughout the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia and Singapore.

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

      The Company has two wholly-owned subsidiaries, Reliv', Inc. ("Reliv'") and Reliv' World Corporation ("Reliv' World"). Reliv' World has nine subsidiaries - Reliv' Australia Pty. Ltd, Reliv' Canada Company, Reliv' New Zealand Ltd., Reliv' NOW de Mexico S.A. de R.L. de C.V., Reliv' Europe, Inc. (which owns Reliv' U.K. Limited Corporation), Reliv' Philippines, Inc., Reliv International Sdn Bhd (Malaysia) and Reliv Singapore Pte. Ltd.

      Reliv' was organized as an Illinois corporation on May 24, 1988, as a wholly-owned subsidiary of the Company, and began selling nutritional supplement products in October, 1988, in the United States. In 2003, sales in the United States represented approximately 86% of net sales.

      In Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia and Singapore the Company's products are sold through Reliv' World and its subsidiaries in each of such countries. Reliv' World was organized as an Illinois corporation on March 30, 1992, as a wholly-owned subsidiary of Reliv'. Reliv' World was organized to conduct the foreign sales operations of the Company and to own foreign sales operations and subsidiaries. On July 1, 1992, Reliv' declared a dividend of all of the stock of Reliv' World and distributed all of such stock to its sole shareholder, the Company.

      In February, 1991, Reliv' entered into a joint venture agreement with an Australian corporation and the joint venture began to market, sell and distribute Reliv' products in Australia in May, 1991. Reliv' Australia Pty, Ltd. ("Reliv' Australia"), a wholly-owned subsidiary of Reliv' World, entered into an agreement to purchase the joint venture interest of the Australian corporation on March 1, 1992. In 2003, approximately 2% of the Company's net sales were attributed to sales in Australia.

      During April, 1992, Reliv' New Zealand Ltd. ("Reliv' New Zealand") was organized as a New Zealand company and as a wholly-owned subsidiary of Reliv' World (except for nominal shares held by an officer). In June, 1992, Reliv' New Zealand began selling the Company's products through independent distributors in New Zealand. Sales in New Zealand represented less than 1% of the Company's net sales in 2003.

      On June 9, 1992, Reliv' Canada, Ltd. ("Reliv' Canada") was organized as an Ontario, Canada corporation and as a wholly-owned subsidiary of Reliv' World. Reliv' Canada commenced operations during October, 1992, and began selling the Company's products to distributors in Canada in November, 1992. On December 31, 1995, Reliv' Canada was converted to a Nova Scotia, Canada unlimited liability company, wholly-owned by Reliv' World (except for one percent owned by the Company), under the name Reliv' Canada Company. In June, 2000, the Company consolidated Reliv Canada's operations with the Company's operations located in Chesterfield, Missouri, but maintains and operates a warehouse facility in Canada which serves as a distribution center for the Company's products. In 2003, approximately 2% of the Company's net sales were attributed to sales in Canada.

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

was organized and now conducts the Company's operations in Mexico. Sales in Mexico represented approximately 4% of the Company's net sales in 2003.

      On July 1, 1995, Reliv' UK Limited Corporation ("Reliv UK") began the marketing and sale of the Company's products in the United Kingdom in accordance with the Company's system under a license and distributor arrangement with the Company. Pursuant to the terms of the arrangement, Reliv' UK purchased all of its requirements for products from the Company and paid Reliv' World a royalty on products sold. On October 1, 1998, Reliv' Europe, Inc., a wholly-owned subsidiary of Reliv' World, purchased all of Reliv' U.K.'s capital stock in return for a 1.5% equity ownership in Reliv' Europe. The former owner of Reliv' U.K. forgave approximately $435,000 in advances to Reliv' U.K. Under the purchase arrangement, the former owner will receive monthly payments equal to 1.5% of Reliv' Europe's retail sales for a period of ten years. In December 2002, Reliv UK moved its facility from London to Birmingham. In 2003, 1% of the Company's net sales were attributed to sales in the United Kingdom.

      In June, 2000, Reliv Philippines, Inc. ("Reliv Philippines") was organized as a Philippine corporation and as a wholly-owned subsidiary of Reliv World (except for nominal shares which are owned by the five directors of Reliv Philippines). Reliv Philippines commenced operations in August, 2000, and began selling the Company's products to distributors in the Philippines in December, 2000. The establishment of Reliv Philippines was partially financed by investor loans to Reliv World aggregating $240,000, including warrants to purchase up to 12% of the stock of Reliv Philippines. In 2003, Reliv Philippines accounted for 4% of the Company's net sales.

      In March 2002, Reliv UK commenced sales of the Company's products to distributors and customers in the Republic of Ireland. Due to the close proximity between Ireland and the UK, the operations and fulfillment of Irish distributors are carried out by Reliv UK. Currently, Reliv UK ships product directly to distributors in Ireland and the Irish sales totals are included above with the United Kingdom.

      In September, 2003, Reliv International Sdn. Bhd ("Reliv Malaysia") began operations and sales of the Company's products in Malaysia. Prior to this date, Reliv Malaysia submitted its application for a Direct Sales License to the Ministry of Domestic Trade and Consumer Affairs and received a five year license to do business in Malaysia. Reliv Malaysia's office is located in suburban Kuala Lumpur and provides a full range of services for the Company and local distributors, including sales and marketing, product pickup, warehousing, and distributor relations. In 2003, Reliv Malaysia accounted for 1% of the Company's net sales.

      In March, 2004, Reliv Singapore Pte. Ltd ("Reliv Singapore") commenced operations and sales in Singapore. Reliv Singapore's office is located in the financial district of Singapore and offers product pickup and warehousing, distributor relations, and a meeting room for local distributors. Reliv Singapore is the fifth Asia-Pacific market opened by the Company and is expected to add significant international expansion opportunities for its distributors.

      Principal Products

      Through its subsidiaries, the Company markets and sells a line of related products including nutritional supplements, weight control products, functional foods, sports nutrition and a skin care line.

      The Company's nutritional supplements include Reliv' Classic(R) and Reliv' NOW(R). Both products are designed to provide a balanced nutritional supplement for an individual's diet and contain a variety of vitamins and minerals, soy and other protein sources and various herbs. Reliv NOW and Reliv Classic are sold in containers with a one month supply, 28 servings, in powdered form to be mixed with juice or other beverages. The Reliv' Classic formula has a U.S. patent and the Reliv' NOW formula is a derivative of the Reliv' Classic formula. In 2003, sales of Reliv Classic and Reliv NOW represented approximately 27% and 11% of net sales, respectively. Reliv NOW is available in every country where the Company operates while Reliv Classic is available in the United States, Australia, New Zealand, Canada, the United Kingdom, Malaysia, Singapore and the Philippines.

      Innergize!(R) is a patented powdered sports drink containing a mixture of vitamins and minerals designed for performance enhancement. A can of Innergize contains 28 servings and is available in lemon, orange and cool punch flavors. In 2003, sales of Innergize represented approximately 14% of net sales. Innergize is available in every country where the Company operates. In Canada, the product is marketed as Optain(R) due to local product regulations.

      Reliv' Ultrim-Plus(R) is designed as a meal replacement (for a maximum of two meals per day) in a weight loss program. The product formula includes an advanced complex of thermogenic fat burners, along with an increased level of soy protein. Each serving of the product provides 35 percent of the recommended daily allowance of many essential vitamins and minerals. A can of Reliv' Ultrim-Plus contains 14 servings and is available in three flavors - vanilla, chocolate and strawberry. The product is in powdered form for mixture with water or milk and is sold in every country where the Company operates. Sales of Reliv Ultrim-Plus represented approximately 4% of net sales in 2003.

      Cellebrate(R) is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body's fat burning process. Cellebrate, which comes in 56 servings per can, is in powdered form and is recommended to be used alone or with Reliv' Ultrim Plus meal replacement. Sales of Cellebrate represented approximately 3% of net sales in 2003. Cellebrate is available in the United States and Canada.

      FibRestore(R) is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A can of FibRestore contains 28 servings in powdered form for mixture with water or juice. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony(R) to comply with that country's nutritional regulations. FibRestore is available in all of the countries in which the Company operates with the exception of Ireland. Sales of FibRestore represented approximately 15% of net sales in 2003.

      Arthaffect(R) is a nutritional supplement and functional food containing Arthred, a patented form of hydrolyzed collagen protein, which is clinically reported to nutritionally support healthy joint function. A can of Arthaffect contains 30 servings in powdered form for mixture with water, milk or juice. In 2003, sales of Arthaffect represented approximately 7% of net sales. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines and Canada. The product is marketed as A-Affect(R) in the countries outside the United States due to local product regulations.

      ProVantage(R) is a nutritional supplement containing soy designed to enhance athletic performance with a balance of nutrients needed to improve endurance, recovery and repair. ProVantage helps increase muscle mass and function, reduce fatigue and burn excess body fat for extra energy. The product also benefits dieters and others wanting to increase their soy intake. The U.S. Food and Drug Administration has identified soy protein as an effective nutrient for reducing cholesterol levels, and thereby reducing the risk of heart disease. A can of ProVantage contains 11 servings in powdered form for mixture with water or juice. In 2003, sales of ProVantage represented approximately 4% of net sales. ProVantage is available in the United States and Canada.

      SoySentials(R) is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. A can of SoySentials contains 14 servings in powdered form for mixture with water or juice. SoySentials provides a woman with key nutrients needed to protect herself against serious health problems and ease the symptoms of menopause and PMS. In 2003, sales of SoySentials represented approximately 4% of net sales. SoySentials is available in the United States and Mexico.

      Reliv' Soy Sense(TM) is a vanilla flavored nutritional supplement containing soy as well as other vitamins, minerals and herbs. A can of Reliv' Soy Sense contains 14 servings and is in powdered form for mixture with water or juice. In 2003, sales of Reliv Soy Sense represented approximately less than 1% of net sales. Reliv Soy Sense is available in the United States, Australia, New Zealand, Canada, and the United Kingdom. Due to local regulations, the product is marketed as Reliv' So Sense(TM) in Canada.

      Reliv NOW For Kids(TM) is a product designed to provide a balanced nutritional supplement for a child's diet and contains a variety of vitamins and minerals. The products are in powdered form to be mixed with water or milk. Reliv NOW For Kids is available in chocolate and vanilla. Sales of Reliv NOW For Kids made up approximately 4% of net sales in 2003. Reliv NOW For Kids is available in the United States, the United Kingdom and the Philippines.

      ReversAge(R) is an anti-aging dietary supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is the restorative complex, designed to replenish key hormones while creating balance within the body's major systems; the antioxidant complex is designed to halt aging at the cellular level and the herbal complex delivers a variety of age-defying herbs, including Ginkgo Biloba and Maca. The lime flavored product is in powdered form for mixture in water, available in every country where the Company operates except the United Kingdom and Ireland. In Canada the product is marketed as Nutriversal(TM). During 2003, sales of ReversAge represented approximately 5% of net sales.

      ReversAge(R) Performance Enhancing Skin Care is a line of skin care products including: Facial Cleansing Gel, Body Lotion, Smooth and Lift Serum, Daily Skin Defense, Eye Renewal Cream, Nightly Skin Restore and Cleansing Bar. ReversAge Skin Care is clinically proven effective, dermatologist tested and hypoallergenic. Each skin care product is enriched with the Company's Dermalongevity Complex, and the ReversAge Read and Need technology adjusts to different skin types and delivers the necessary moisture and nutrients to repair and replenish skin. The patented Nutri-Dynamic Delivery System holds active ingredients in place on the surface of the skin for up to 12 hours, allowing continuous delivery of youth-promoting nutrients to the skin. ReversAge is available in the United States, Australia, New Zealand and Canada. In 2003, ReversAge skin care represented approximately 2% of annual net sales.

      Reliv Delight(R) is a powdered food supplement sold as a milk replacement. Due to the significant level of cross-border sponsoring between Mexico and the United States and because of the growing U.S.-Hispanic market, the Company introduced Reliv Delight in the U.S. in July, 2001, subsequent to its introduction in Mexico in March, 2001. In 2003, sales of Reliv Delight represented less than 1% of net sales.

      The Company discontinued its coated granola bar line, Reliv Ultra Bar(R), in December 2003 due to low sales volume.

      The Company conducts ongoing research and development on its product line and intends to introduce additional product items in the future. See "Research and Development."

      Patents

      The Company has obtained U.S. patents on five product formulations including Innergize!, FibRestore, Cellebrate, Arthaffect and ReversAge (dietary supplement) and is the licensee of a sixth U.S. patent for the Reliv Classic formula. The principal ingredient delivery system of Reversage (skin care) is licensed exclusively under issued U.S. patents.

      Reliv Classic is manufactured and sold by the Company under an Exclusive License Agreement dated December 1, 1991 ("License Agreement"). The License Agreement is worldwide in scope and continues through the life of the patent. The Company's obligation to pay the royalty payments terminated on the death of Dr. Kalogris in February, 2003, and the royalties under the License Agreement were deemed to be paid in full at that time. The Company shall pay the heirs of Dr. Kalogris $10,000 a year until expiration of the patent in 2007 for use of name and likeness.

      Arthaffect promotes healthy joint function and works without the dangerous side effects of many popular arthritis treatments. A key component of this comprehensive formula is Arthred(R), a patented ingredient that has been clinically proven to help rebuild damaged cartilage. Under an agreement dated November 6, 1996, Traco Labs, Inc. ("Traco"), exclusive licensee of the patent rights, sublicensed the rights to sell the ingredient to the Company ("Traco Agreement"). The license is for a term ending upon the later of (i) the termination of Traco's rights to market the product or (ii) December 31, 2014. During 2003, Traco was acquired by Degussa Bioactives and the rights and obligations under the Traco Agreement were assigned to the successor.

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

      Trademarks

      Trademark registrations for "Reliv'" and for many of the Company's product names are either issued or pending in the U.S. Patent and Trademark Office ("USPTO"). Currently, the Company has fifteen marks in use and registered with the USPTO and several marks pending final approval. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore and several other foreign countries that offer good network marketing opportunities. The Company considers its trademarks and tradenames to be an important asset of its business.

      Company Strategy

      The Company's business model focuses on the sales and marketing of nutritional and skin care products to distributors and customers. The Company is continually developing programs to attract and retain distributors and customers. The Company has designed and implemented a range of support tools to help distributors become more effective in selling their products, including a distributor website which makes product purchasing and distributor information more simple and accessible. Downline Organizer is a subscription service offered by the Company that provides an array of additional tools and international reports to help plan, organize and drive a distributor's business. Downline Organizer offers: 24/7 access to business-critical information on purchasing and sponsoring through customizable reports; timely alerts about a distributor's current activity; e-mail; a calendar, etc.

      The Company plans to expand into the most promising international markets. In September, 2003, the Company entered Malaysia --its newest Asian market since opening the Philippines in December, 2000. On March 22, 2004, the Company opened Singapore - its tenth worldwide market and fifth Asia Pacific market. The Company's decision to enter new markets in the future will be based on its assessment of several factors including market size, distributor interest, anticipated demand for the Company's products, receptivity to network marketing, ease of entry, and regulatory restrictions regarding products and the marketing system. The Company intends to maintain its seamless international distributor compensation plan in new markets to allow distributors to receive commissions for sales 1 throughout the international system. The Company believes this seamless plan will facilitate and enhance the expansion of the Company's business into various international markets.

      The Company intends to utilize its research and development capabilities in nutrition science to improve, develop and introduce new products. During 2003, the Company introduced several products into foreign markets, including Reliv Classic in the Philippines and SoySentials in Mexico.

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

      The Company's products are marketed and sold to distributors in the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia and Singapore through a subsidiary in each country (except Ireland). Distributors are not assigned territories and there are no restrictions on marketing areas for distributors. The marketing efforts of the Company and these subsidiaries are focused on the development, training and support of this network of independent distributors. The Company, through these subsidiaries, supports an active training program for distributors in which Company representatives and experienced distributors lead group training sessions. The Company and these subsidiaries also create and provide distributors with manuals, brochures and other promotional, training and informational publications. Periodically, each subsidiary sponsors distributor meetings at which Company representatives provide training and information concerning the Company's products and business opportunities. Once a year, the Company sponsors an international conference in St. Louis, Missouri, for the benefit of 1 distributors worldwide. The Company also sponsors national and regional conferences within every market as well as Master Affiliate Training (MAT) Schools where distributors who have attained the level of Master Affiliate may attend and learn sales and recruitment strategies from Ambassadors of the Company and certain corporate personnel. Company subsidiaries also sponsor group telephone conference calls for training and promotional activities.

      The Company also recommends and encourages the use of Tuesday night Business Opportunity Meetings ("BOM") and Saturday morning trainings throughout its network of distributors. Every month the Company publishes for its distributors the location, date and time of opportunity meetings and trainings as well as the distributor who will be hosting such event. These meetings serve as a forum for teaching new recruits the fundamentals of the Company's business model and compensation plan as well as introducing them to the Company's products and their unique benefits.

      Distributors consist principally of individuals, although a limited number of distributors are corporations or partnerships. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $39.95 plus shipping in the United States) consisting of a Distributor Guide and CD, business forms and promotional materials distributed throughout the year. New distributors must enter into a written contract, which obligates them to adhere to the Company's Policies and Procedures. Distributors purchase products from Company subsidiaries or from other distributors for resale or consumption by the distributor or his or her family. The Company believes many of its distributors are attracted to the Company because of the quality of its products and its rewarding compensation plan.

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

      Distributors receive retail profits equal to the difference between the price at which they sell the product to customers and the discounted price they paid for the product. Distributors also earn wholesale commissions on products purchased by other distributors in the distributor's sponsored group equal to the difference between the price at which the distributor is entitled to purchase product and the price at which downline distributors purchase product. The Company has developed an automated system to track and pay wholesale profits to distributors, such that Master Affiliates are not required to track and distribute wholesale profits to their personal group. The Company calculates wholesale profits and issues a check directly to the qualified distributor once a month. For example, Assume A is a 40% discount Master Affiliate who signs up B, a 30% discount Key Affiliate, who signs up C, a 20% discount Retail Distributor. If C purchases directly from the Company, a 10% wholesale profit check wi 1 ll be sent to both A and B.

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

      The Company has a Star Director Program, which allows Directors to receive additional compensation payments based on the number of Master Affiliates they have sponsored since the program commenced. Directors are entitled to receive an additional one percent to three percent royalty on the retail sales volume of Master Affiliates in their downline organization for an unlimited depth, until they reach a Master Affiliate who has achieved Star Director status.

      The Company also sponsors an Ambassador Program. To qualify as an Ambassador, a distributor must reach the level of Master Director and must exhibit leadership characteristics to warrant invitation to the Ambassador Program. The levels of Ambassador are, in order, Ambassador, Bronze Ambassador, Silver Ambassador, Gold Ambassador and Platinum Ambassador. Silver Ambassadors and up are entitled to additional percentages of the retail sales volume of downline Master Affiliates in the fourth, fifth and, potentially, sixth level of sponsorship. Ambassadors are also entitled, depending on the level, to additional benefits, such as participation in Company sponsored events, paid hotel rooms and transportation for national conventions, health insurance and car allowances. Ambassadors reaching the level of Silver Ambassador and up form the "Reliv Inner Circle."

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

      Data on the Company's active distributors and Master Affiliates as of December 31, 2003 is provided in Item No. 7--Management's Discussion and Analysis

      The Company recognizes that its sales growth is based upon the continued development of its independent distributor force and it strives to maintain an active and motivated distributor network through a combination of quality products, discounts, commissions and bonus payments, sales conventions and training, personal recognition and a variety of publications and promotional materials.

      Compliance

      The Company's distributor organization and business model is designed and intended to promote the sale of the Company's products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, and to comply with applicable governmental regulations of network marketing organizations, the Company and each subsidiary have established specific programs and requirements for distributors including (i) monitoring by the Company of purchases by distributors to identify potentially excessive individual purchases, (ii) requiring that distributors certify to a specified number of retail sales and (iii) requiring that distributors certify the sale of at least 70 percent of previous purchases of a particular product prior to the purchase of additional amounts of such product. The Direct Select program, as described above, further promotes sales of the Company's products to consumers. Distributors are not required at any time to purchase product, although Master Affiliates are required to maintain certain minimum sales levels in their personal groups to continue receiving generation royalty compensation payments.

      The Company maintains a policy that unused product may be returned by customers to the selling distributor for a full refund or exchange within 30 days after purchase. Each subsidiary also maintains a policy that any distributor who terminates his distributorship may return resalable product which was purchased from the Company within three months of the termination for a refund of 90 percent of the purchase price less any compensation received relating to the purchase of the products. The Company believes this buy-back policy addresses and satisfies a number of the regulatory compliance issues pertaining to network marketing systems, particularly inventory loading.

      Distributors may create their own advertising provided it is within the Company's advertising rules. Unless a Distributor is using Company designed and approved advertisements, he/she must submit for approval in writing all advertising (e.g. brochures, flyers, audio tapes, classified or display ads, radio scripts) to the Compliance Department before placing it or arranging for placement.

      Distributors may make claims about the Company's products that have been approved by the Company and/or provided in sales and training materials. Distributors acknowledge that Reliv products are not represented as drugs and they are not authorized to make any diagnosis of any medical condition, make drug-type claims for, or prescribe Reliv products to treat or cure any disease or condition. Distributors shall not make any express or implied references with regard to Reliv products that they cure, prevent or relieve disease, replace or augment medication, provide therapy, promote healing, alleviate illnesses or symptoms of illnesses, or make any other medical claims for specific ailments.

      In order to comply with regulations that apply to both the Company and its distributors, the Company conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on operations in that market. The Company devotes substantial resources to obtaining the necessary licenses and approvals and maintaining its operations in compliance with the applicable limitations. The Company also researches laws applicable to distributor operations and revises or alters distributor materials and programs to provide distributors with guidelines for operating a business, marketing and distributing products and similar matters, as required by applicable regulations in each market.

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

      Manufacturing and Product Sources

      The Company established a manufacturing line at its facility in Chesterfield, Missouri and began to manufacture all its nutritional products (except granola bars and skin care) for all subsidiaries in early 1993. The Company expanded its Chesterfield facility in 1997. At its Chesterfield manufacturing facility, the Company manufactured products that accounted for approximately 98% of net product sales in 2003. The remaining 2% is comprised of the Company's granola bar and skin care lines. See "Item No. 2 - Properties."

      The Company's ability to manufacture its powder nutritional products is a competitive advantage with respect to competitors not engaged in manufacturing and contributes to its ability to provide high-quality products. The Company's product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since the Company carefully selects its ingredient suppliers, it is able to control the quality of raw materials and its finished products. The Company has not experienced any difficulty in obtaining supplies of raw materials for its nutritional products and does not believe it will encounter any such difficulty in the future. By monitoring and testing products at all stages of the manufacturing process, precise product composition can be controlled by the Company. In addition, management believes it can keep costs associated with its nutritional supplements at the lowest level possible by manufacturing its own products.

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

      Distributors order product from Company subsidiaries in case lots and individual quantities and pay for the goods prior to shipment. In the United States, the Company's products are warehoused and shipped by common carrier to distributors. The facility in Chesterfield, Missouri serves all parts of the country. See "Item No. 2 - Properties." Products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Petaling Jaya, Malaysia; and Singapore, Singapore. The Philippines subsidiary currently has sixteen product pick-up centers located throughout the country which are operated by business partners and four company owned and operated business centers located in the following cities: Makati, Davao, Ortigas and Cebu. In Mexico, product is warehoused and shipped in and from approximately fifty distribution centers located throughout the country. With the exception of the Canada and New Zealand subsidiaries, each subsidiary of the Company maintains an office and personnel to receive, record and fill orders from distributors. Distributors in Ireland order and receive product from Reliv UK.

      In 1995, the Company commenced providing manufacturing and packaging services at its Chesterfield manufacturing facility. These services include blending, processing and packaging food products in accordance with specifications or materials provided by the customer. In 2001, revenues were $3,879,000 as production and sales to the last significant customer concluded in August, 2001.

      Research and Development

      The Company is committed to continuous product innovation and improvement through sound scientific research. The mission of the Company's research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published scientific research and in-house studies. The Company periodically consults with a panel of physicians who advise the Company on product development. The Company intends to continue the use of its resources in the research and development of new products and enhancement of existing products. At its Chesterfield facility, the Company conducts research, product development and formulation, testing and quality control, all relating to nutritional food products. Research and development costs were $493,000 in 2003, $431,000 in 2002, and $355,000 in 2001.

      Employees

      As of December 31, 2003, the Company and all subsidiaries had approximately 221 full-time employees compared with 205 such employees at the end of 2002.

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

      The Company believes that its powder nutritional supplements are a competitive advantage over other supplement manufacturers who deliver vitamins, minerals and herbs in pill form. The Company's nutritional products are consumed with water, milk or juice and deliver nutrients more effectively throughout the body than pills or tablets. Nutrients taken orally in liquid form leads to better absorption at the cellular level, or "bioavailability." Numerous scientific studies concur that liquid form is the more effective way to deliver nutrients to the body.

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

      Following completion of the regulatory compliance phase, the Company undertakes the steps necessary to meet the operational requirements of the new market. In the majority of the Company's new markets, it establishes a sales center in a major city and provides for product purchases by telephone and/or pick up. Product is shipped to the purchaser from a warehouse located in the general geographic region or the distributor may walk in to the local office and purchase products, if a pick up center is available. In addition, the Company initiates plans to satisfy the inventory, personnel and transportation requirements of the new market, and the Company modifies its distributor materials, cassette recordings, video cassettes and other training materials as necessary to be suitable for the new market.

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

      International Operations

      Prior to 1991, the Company marketed and sold its products solely within the United States. In February, 1991, Reliv' entered into a joint venture with an Australian corporation and the joint venture began marketing and selling the Company's products in Australia in May, 1991. As of March, 1992, the Company organized Reliv' World to conduct international operations, acquired the business of the Australian joint venture and began conducting business in Australia through Reliv' Australia. In June, 1992, the Company began marketing and selling its products in New Zealand through Reliv' New Zealand, in November, 1992, began marketing and selling its products in Canada through Reliv' Canada, and in August, 1993, began marketing and selling its products in Mexico through Reliv' Mexico. In July, 1995, the Company began marketing and selling its products in the United Kingdom through Reliv' UK, a licensee. In October, 1998, Reliv' Europe acquired Reliv' UK. In December, 2000, Reliv Philippines commenced business by marketing and selling the Company's products within the Philippines. As of March, 2002, the Company's products are being sold in the Republic of Ireland through the Reliv UK operation. In September, 2003, operations and sales commenced in Malaysia shortly followed by Singapore in March, 2004.

      Reference is made to Note 16 of the Consolidated Financial Statements contained in Part IV hereof for financial information on geographical segments.

      Additional Available Information

      We make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC pursuant to
Section 13(a) or 15(d) of the Exchange Act. This information is available on our corporate web site at www.reliv.com under the "Investor Relations" section. This information may also be obtained from the SEC's on-line database located at www.sec.gov.

Item No. 2 - Properties

            The Company owns approximately six acres of land and a building containing approximately 136,000 square feet of office, manufacturing, and warehouse space located in Chesterfield, Missouri, where it maintains its corporate headquarters and sole manufacturing facility. The building is subject to a deed of trust as collateral on a term loan with a balance of approximately $3.8 million as of December 31, 2003. The Company believes that its worldwide facilities are suitable and adequate in relation to our present and immediate future needs.

The following table summarizes information related to our worldwide facilities as of December 31, 2003:

          Location                             Nature of Use                     Square Feet    Owned/Leased
          --------                             -------------                     -----------    ------------
Chesterfield, MO, USA                 corporate headquarters/call                   136,000          owned
                                      center/manufacturing/warehouse
Seven Hills (Sydney), Australia       central office/warehouse/distribution           6,900         leased
Oakville, Ontario, Canada             warehouse/distribution                          2,100         leased
Mexico City, Mexico                   central office/warehouse/distribution          21,000         leased
Makati City (Manila), Philippines     central office/warehouse/distribution           8,100         leased
Birmingham, England, UK               central office/warehouse/distribution           3,300         leased
Petaling Jaya, Malaysia               central office/call center                      8,000         leased

Item No. 3 - Legal Proceedings

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

                    2003 and 2002 Quarterly Stock Price Data

                                             HIGH            LOW
                                             ----            ---

2003

First Quarter                              $   3.94       $   3.01
Second Quarter                                 4.02           2.60
Third Quarter                                  4.80           3.44
Fourth Quarter                                 6.90           3.86

2002

First Quarter                              $   1.45       $   0.77
Second Quarter                                 2.01           1.07
Third Quarter                                  4.60           1.10
Fourth Quarter                                 4.89           2.45

----------

Note: All stock price data has been restated for the five-for-four stock split paid on November 14, 2003.

      As of March 9, 2004, there were approximately 2,014 holders of record of the Company's Common Stock, and an additional 3,200 beneficial owners, including shares of Common Stock held in street name.

      The Company declared a one share for 5.25 shares of stock dividend (19%) on September 19, 2002. The dividends were distributed on October 25, 2002 to stockholders of record on October 11, 2002.

      The Company declared a five-for-four stock split (25%) on September 4, 2003. Shares issuable to this split were distributed on November 14, 2003 to stockholders of record on October 29, 2003.

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

                                                                                  Year Ended December 31
(In thousands, except per share amounts)                    2003            2002            2001            2000              1999
                                                          -------------------------------------------------------------------------
Net sales                                                 $ 76,960        $ 62,927        $ 52,943        $ 61,280         $ 69,278

Net income (loss)                                         $  4,397        $  2,493        $    308        $   (898)        $ (1,400)

Preferred dividends accrued and paid                      $     56        $     --        $     --        $     --         $     --

Net income (loss) available to common
shareholders                                              $  4,341        $  2,493        $    308        $   (898)        $ (1,400)

Earnings (loss) per common share(1):
       Basic                                              $   0.29        $   0.18        $   0.02        $  (0.06)        $  (0.10)
       Diluted                                            $   0.26        $   0.15        $   0.02        $  (0.06)        $  (0.10)

Cash dividends per share of common stock                  $     --        $     --        $     --        $     --         $   0.01

Total assets                                              $ 24,681        $ 18,446        $ 16,987        $ 20,395         $ 20,772

Long-term debt and capital lease
obligations, less current maturities                      $  3,700        $  4,057        $  4,650        $  5,046         $  5,296

----------
(1) Earnings (loss) per common share for 1999-2002 have been restated for the 2002 stock dividend and the 2003 stock split.

Item No. 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Overview

      The Company produces a line of food products including nutritional supplements, diet management products, and sports drink mixes. The Company also sells a line of skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia/New Zealand, Canada, Mexico, the United Kingdom/Ireland, the Philippines, and Malaysia. As of December 31, 2003, the Company had approximately 61,550 distributors worldwide.

      The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20 percent to 40 percent of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped. In 2003, sales in the United States made up approximately 86% of worldwide net sales, with the remainder from our international operations. The sales breakdown by country is given in greater detail in the "Net Sales by Region" table in the 2003 vs. 2002 section below.

      Cost of products sold primarily consists of expenses related to raw materials, labor, quality control, and overhead directly associated with the production and distribution of products and sales materials, as well as shipping costs, duties, and taxes associated with product exports.

      Distributor royalties and commissions are paid to Master Affiliates monthly, based on the sales of their distributor organization in the prior month. These expenses are governed by the distributor agreements. Also, included in this expense item are other sales leadership bonuses that are directly related to the level of sales.

      Selling, general, and administrative expenses include compensation and benefits, all other selling expenses, marketing, promotional expenses, travel, and other corporate administrative expenses.

      Results of Operations

      Net Income and Net Sales

      2003 vs. 2002

      The Company's 2003 net income available to common shareholders was $4,341,000 or $0.29 per share basic and $0.26 per share diluted. This compares with net income of $2,493,000 or $0.18 per share basic and $0.15 per share diluted in 2002. Net income in the United States, the Company's primary market, was $4,741,000 in 2003, compared to net income of $2,640,000 in 2002. The net loss from international operations was $344,000 in 2003, compared with a loss of $147,000 in 2002. The net loss in the Company's newest operation, Malaysia, made up $237,000 of the net loss from international operations in 2003. The Company experienced strong improvements in both sales and profitability, led by the results in the United States. Sales in the United States, the Company's largest market, grew by 24% in 2003, compared to 2002. The Company's foreign operations continue to show improved results, with overall international sales increasing by 15%, and the net loss in markets opened at least one year improved slightly from the prior year.

      The following table summarizes the net sales by geographic region for the years ended December 31, 2003 and 2002. The net sales total for the United States for 2002 includes $137,000 in net sales of the previously reported manufacturing and packaging segment.

Net Sales by Region                           2003                          2002              Change from
(in thousands)                           $        % of sales           $       % of sales      prior year     Change in %
                                     ------------------------------------------------------------------------------------
United States                         65,832         85.6%          53,210         84.5%        $ 12,622          23.7%
Australia/New Zealand                  2,060          2.7%           1,923          3.1%             137           7.1%
Canada                                 1,256          1.6%             983          1.6%             273          27.8%
Mexico                                 3,338          4.3%           2,905          4.6%             433          14.9%
United Kingdom/Ireland                   475          0.6%             446          0.7%              29           6.5%
Philippines                            3,419          4.4%           3,460          5.5%             (41)         -1.2%
Malaysia                                 580          0.8%              --          0.0%             580           N/A
                                     ---------------------          -----------------------------------------------------

Consolidated total                    76,960        100.0%          62,927        100.0%        $ 14,033          22.3%
                                     =====================          =====================================================

      The following table illustrates the Company's active distributors and Master Affiliates as of December 31, 2003 and 2002. The Company defines an active distributor as one that enrolls as a distributor or renews their distributorship during the year. Growth in the number of active distributors and Master Affiliates is a key factor in continuing the growth of the business.

Active Distributors and Master Affiliates by Region

                                             2003                         2002                       Change in %
                                                   Master                       Master                          Master
                                 Distributors    Affiliates     Distributors  Affiliates      Distributors    Affiliates
                                 -------------------------------------------------------      ---------------------------
United States                        41,000         9,150           36,400        6,470            12.6%          41.4%
Australia/New Zealand                 2,570           230            2,550          240             0.8%          -4.2%
Canada                                1,140           180              950          170            20.0%           5.9%
Mexico                                7,700         1,370            6,030        1,170            27.7%          17.1%
United Kingdom/Ireland                  410            70              390           80             5.1%         -12.5%
Philippines                           7,380           810           11,980        1,060           -38.4%         -23.6%
Malaysia                              1,350           200              N/A          N/A             N/A            N/A
                                 ------------------------------------------------------       ---------------------------

Consolidated total                   61,550        12,010           58,300        9,190             5.6%          30.7%
                                 ======================================================       ===========================

      In the United States, the Company's largest market, the number of active distributors increased to 41,000 from 36,400 during 2003. New distributor enrollments increased to 20,800 in 2003, compared to 18,148 in 2002. The retention rate of distributors who renew their annual agreement was 54% in 2003, as compared to a renewal rate of 64% in the prior year. Although the renewal rate decreased, it was comparable to the average renewal rate over the last five years of 55%. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 9,150 in the United States as of December 31, 2003 from 6,470 as of December 31, 2002, as nearly 5,000 distributors qualified as new Master Affiliates and 65% of the Master Affiliates as of December 31, 2002 requalified as Master Affilates during 2003. In 2003, the Company processed 171,900 wholesale orders in the

United States at an average retail price of $480, compared to 145,680 orders at an average of $452 in 2002.

      The Company's Direct Select Program is available for distributors and their retail customers to order product in less than case lots directly from the Company. In the United States in 2003, the program processed a total of 40,300 orders for a net sales total of $4,284,000, compared to $3,055,000 in 2002. The average order size increased slightly in 2003 to $106, as compared to $104 in 2002.

      The Company attributes the increase in sales and other operating results in part to its increased support provided to the distributor force in the form of increased sales meetings and other distributor training events. The Company is holding its quarterly Master Affiliate training seminars in more cities and has lengthened the program to a full day of training, compared to a half-day training session used previously. The Company has also modified the frequency of its national conferences. In the past, the Company invited distributors to attend two major conferences a year. Beginning in early 2003, the Company replaced its winter conference with a series of regional conferences in areas of significant distributor groups in order to present the Reliv product line and business opportunity to more people. The Company's annual international distributor conference in St. Louis, MO, was held in July with a record attendance of approximately 5,000 distributors.

      The Company is continuing to reinforce existing marketing programs designed to incentivize and reward distributors to expand their sales efforts and add distributors to their downline organization, such as the "Star Director", "Ambassador" and "Road to Presidential" programs. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 2003, $2,786,000 was paid through this program compared to $2,097,000 in 2002. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. At year-end 2003, there were 210 Ambassadors who shared in bonuses totaling $1,494,000, compared to 174 Ambassadors at the end of 2002 sharing bonuses of $1,300,000. The Road to Presidential Program, through training and rewards, is designed to encourage distributors to reach the highest level of earnings potential by building downline organizations.

      In Australia and New Zealand, where the Company operates on a regional basis, net sales increased to $2,060,000 in 2003 from $1,923,000 in 2002. New distributor enrollments during 2003 in Australia/New Zealand were 905, as compared to 908 in 2002. Distributor renewals in Australia were 67% and in New Zealand 56% in 2003 as compared to 61% and 47% in 2002, respectively. The increase in sales is due entirely to the strengthening of the Australian and New Zealand dollars relative to the US dollar. On a local currency basis, sales in Australia decreased by 10% in 2003, compared to 2002, whereas local currency sales in New Zealand decreased by 21% in 2003, compared to 2002. In September 2003, the Company announced a new sales manager for this market, as well as a change to the compensation plan, in which royalties will be paid based on the full retail price of products. This change in the compensation plan is part of the Company's worldwide plan to make the business model appear seamless from country to country. This will encourage more cross-border sales and sponsorship activity.

Similar changes were made in Canada and the United Kingdom earlier in 2003, and similar changes are being gradually phased in for the Mexican and Philippine markets. Combined net income for Australia and New Zealand was $2,000 in 2003, compared to $11,000 in 2002.

      Net sales in Canada improved in 2003 to $1,256,000 from $983,000 in 2002. During 2003, the Canadian dollar strengthened considerably compared to the US dollar, and this caused a portion of the net sales improvement, when expressed in US dollars. In Canadian dollars, net sales improved by 14% in 2003, compared to 2002. New distributor enrollments were 594 in 2003, compared to 469 in 2002. The Canadian operation showed an increase in net income in 2003 to $155,000, as compared to a net income of $132,000 in 2002.

      Net sales in Mexico in 2003 were $3,338,000 compared to $2,905,000 in 2002. New distributor enrollments increased in 2003 to 5,939 compared to 4,495 in 2002. The net loss in this market increased to $134,000 in 2003, as compared to $53,000 in 2002, as a result of costs incurred in relocating the main office in Mexico City, along with higher staffing costs.

      Sales in the United Kingdom in 2003 were $475,000 compared to $446,000 in 2002. As in Australia/New Zealand, the increase in sales is entirely due to the stronger UK pound, compared to the US dollar. Net sales in UK pounds for 2003 decreased by 2%, compared to 2002. New distributor enrollments were 166 in 2003, compared to 161 in 2002. The net loss incurred in this market increased from $67,000 in 2002 to $115,000 in 2003. The increase in sales was offset by higher commission expenses, as the Company made a change to the UK compensation plan, similar to Australia/New Zealand, to pay royalties on the full retail value of the products. Also, contributing to the loss were higher office and staffing expenses in 2003, compared to 2002.

      Net sales in the Philippines in 2003 were $3,419,000, compared to $3,460,000 in 2002. New distributor enrollments were 6,311 in 2003, compared to 10,665 in 2002. The Philippines operations had a net loss of $15,000 in 2003, compared to a net loss of $137,000 in 2002. Sales in the Philippines in 2003 were affected by a price increase and additional shipping charge that went into effect on March 1, 2003.

      The Company's newest market, Malaysia, opened in September 2003, and had $580,000 in sales during the remainder of 2003. Approximately 1,200 new distributors signed up during that same period.

      During 2003, the Company did not introduce any new products in the United States, however, it introduced some of its core products into its foreign markets, including Reliv Classic in the Philippines and SoySentials in Mexico. In December 2003, the Company discontinued its line of coated granola bars due to low sales volume.

      2002 vs. 2001

      The Company's 2002 net income was $2,493,000 or $0.18 per share basic and $0.15 per share diluted. This compares with net income of $308,000 or $0.02 per share (basic and diluted) in 2001. Net income in the United States, the Company's primary market, was $2,640,000 in 2002, compared to net income of $682,000 in 2001. The net loss from international operations was $147,000 in 2002, compared with a loss of $374,000 in 2001. The Company experienced strong improvements in both sales and profitability, led by the results in the United States. The Company's new distributor enrollments in the US increased by 44% in 2002, compared to 2001, and the Company's distributor retention rate improved, as well. The Company's foreign operations continue to show improved results, led by the sales increases in the Philippines and Mexico.

      The following table summarizes the net sales by operating segment and geographic region for the years ended December 31, 2002 and 2001.

Net Sales by segment/region                     2002                          2001              Change from
(in thousands)                             $        % of sales          $         % of sales     prior year     Change in %
                                        ----------------------        ----------------------    ---------------------------
United States                           53,073         84.3%          40,920         77.3%        $ 12,153          29.7%
Australia/New Zealand                    1,923          3.1%           1,808          3.5%             115           6.4%
Canada                                     983          1.6%             973          1.8%              10           1.0%
Mexico                                   2,905          4.6%           2,233          4.2%             672          30.1%
United Kingdom/Ireland                     446          0.7%             391          0.7%              55          14.1%
Philippines                              3,460          5.5%           2,693          5.1%             767          28.5%
Colombia                                    --          0.0%              46          0.1%             (46)       -100.0%
                                        --------------------          ---------------------------------------------------
   Network marketing total              62,790         99.8%          49,064         92.7%          13,726          28.0%

Manufacturing & packaging                  137          0.2%           3,879          7.3%          (3,742)        -96.5%
                                        ---------------------------------------------------------------------------------

Consolidated total                      62,927        100.0%          52,943        100.0%        $  9,984          18.9%
                                        ====================          ===================================================

      The following table illustrates the Company's active distributors and Master Affiliates as of December 31, 2002 and 2001.

Active Distributors and Master Affiliates by Region

                                            2002                             2001                         Change in %
                                                   Master                            Master                          Master
                                 Distributors    Affiliates       Distributors     Affiliates     Distributors     Affiliates
                                 --------------------------       ---------------------------     ---------------------------
United States                       36,400          6,470             27,800          3,960            30.9%           63.4%
Australia/New Zealand                2,550            240              2,690            200            -5.2%           20.0%
Canada                                 950            170                890            130             6.7%           30.8%
Mexico                               6,030          1,170              2,440          1,500           147.1%          -22.0%
United Kingdom/Ireland                 390             80                230             80            69.6%            0.0%
Philippines                         11,980          1,060              9,390            790            27.6%           34.2%
                                 --------------------------       ---------------------------     ---------------------------

Consolidated total                  58,300          9,190             43,440          6,660            34.2%           38.0%
                                 ==========================       ===========================     ===========================

      In the United States, the Company's largest market, the number of active distributors increased significantly to 36,400 from 27,800 during 2002. New distributor enrollments increased to 18,148 in 2002, compared to 12,588 in 2001. The retention rate of distributors who renew their annual agreement also improved to 64% in 2002, as compared to a renewal rate of 54% in the prior year. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 6,470 in the United States as of December 31, 2002 from 3,955 as of December 31, 2001. In 2002, the Company processed 145,680 wholesale orders at an average retail price of $452, compared to 120,175 orders at an average of $428 in 2001.

      The Company's Direct Select Program is available for distributors and their retail customers to order product in less than case lots directly from the Company. In the United States in 2002, the program processed a total of 29,400 orders for a net sales total of $3,055,000, compared to $2,494,000 in 2001. The average order size remained consistent at $104 in both 2002 and 2001.

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

      In Australia and New Zealand, net sales increased to $1,923,000 in 2002 from $1,808,000 in 2001. New distributor enrollments decreased in Australia and New Zealand to 908 from 1,182 in 2001, offset by the fact that distributor renewals in Australia were 61% and in New Zealand 47% in 2002 as compared to 50% and 46% in 2001, respectively. Most of the increase in sales is due to the strengthening of the Australian and New Zealand dollars relative to the US dollar. On a local currency basis, sales in Australia increased by less than 2% in 2002, compared to 2001. Local currency sales in New Zealand decreased by 17% in 2002, compared to 2001. Combined net income for these markets improved to $11,000 in 2002, compared to a net loss of $53,000 in 2001.

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

      The Company has provided manufacturing and packaging services, including blending, processing and packaging food products in accordance with specifications provided by its customers. In 2001, the Company decided to significantly reduce this line of business and production as the last major customer concluded in the third quarter of 2001. Accordingly, net sales to external customers continued to decrease in 2002 to $137,000 from $3,879,000 in 2001. Low gross margins and declining production orders from the final significant customer led to the decision to eliminate most of the third-party production work.

      The following table summarizes selected items from the consolidated statement of operations, expressed as a percentage of net sales, for the periods indicated, and should be read in conjunction with the discussion of the components of the consolidated statements of operations that follow:

      Selected data from the Consolidated               Year Ended December 31
      Statements of Operations                         2003       2002     2001
                                                       ------------------------

      Cost of network marketing products sold          17.2%     18.4%    18.1%

      Distributor royalties and commissions            38.9%     38.5%    38.3%

      Selling, general, and administrative             34.4%     36.4%    38.9%

      Provision for income taxes                        3.8%      2.5%     0.4%

      Net income                                        5.7%      4.0%     0.6%

      Cost of Sales

      During 2003, cost of network marketing products sold was 17.2% of net sales compared with 18.4% in 2002 and 18.1% in 2001. The decrease in the percentage of cost of goods sold is the result of greater efficiencies gained in the production facility from increased production levels needed to support the growth in sales. Overall ingredient costs have remained stable. However, efficiencies are being gained as production levels have increased with minimal staffing increases and improved coverage of the fixed manufacturing costs. Also, as the Company has introduced more of its core products in a larger can size, this has also had a favorable impact on production efficiencies.

      Distributor Royalties and Commissions

      Distributor royalties and commissions as a percentage of network marketing sales increased to 38.9% in 2003 compared to 38.5% in 2002 and 38.3% in 2001. The increase in the percentage in 2003, as compared to 2002, is the result of royalty payments being made on the full retail value of the products in Canada, United Kingdom, and Australia/New Zealand. These expenses are governed by the distributor agreements and are directly related to the level of sales. Included in distributor royalties and commissions are royalties of $1,494,000 for 2003 earned through the Ambassador Program as compared to $1,300,000 in 2002 and $1,087,000 in 2001.

      Selling, General and Administrative

      Selling, general and administrative (SGA) expenses as a percentage of net sales were 34.4% for 2003, 36.4% in 2002, and 38.9% in 2001. The percentage decreases for each successive year is due to the increase in the net sales of the Company. Total SGA expenses were $26,438,000, $22,898,000, and $20,615,000 in 2003, 2002, and 2001, respectively. The SGA expense total in 2003 also includes $540,000 for Malaysia, its first year of operations.

      In 2003, total distribution and warehouse expenses increased slightly to $1,487,000 from $1,347,000 in 2002 primarily due to increased expenses in the United States to support the growth in sales.

      Total sales and marketing expenses in 2003 were $11,870,000, compared to $9,845,000 in 2002, an increase of 21% in 2003. Promotional trip expenses increased to $1,260,000 in 2003, as compared to $829,000 in 2002. Credit card processing fees also increased by $304,000 in 2003 as compared to 2002 as the result of increased sales. Sales and marketing expenses, as a percentage of net sales, were 15.4% in 2003 and 12.7% in 2002.

      Total general and administrative (G&A) expenses in 2003 were $13,081,000, compared to $11,706,000 in 2002. G&A expenses in Malaysia were approximately $540,000 in 2003, its first year of operations. Total staff compensation and fringes increased by 14%, or $1,202,000, in 2003 compared to 2002, due to the increase in incentive compensation bonuses paid during 2003, the addition of Malaysia, and various staffing increases, primarily in the United States. Significant changes in G&A expenses included an increase in travel expenses by $179,000 in 2003, compared to 2002; general and franchise taxes increased by $100,000 in 2003, compared to 2002; investor relations and other expenses related to being a publicly traded company increased by $113,000; however, legal expenses decreased by $225,000 in 2003, compared to 2002.

      Interest Expense

      Interest expense in 2003 was $235,000, compared to $340,000 in 2002 and $527,000 in 2001. Interest expense continued to decrease in 2003, as the Company realized a full year of reduced interest expense on the term loan for its headquarters facility, which was renegotiated in mid-2002. Under the revised agreement, the interest changed from 8.5% to a variable rate equal to the prime rate. Additionally, the Company did not utilize any short-term borrowings after the first quarter of 2002, due to the Company's improved financial condition.

      Income Taxes

      Income tax expense was $2,902,000, $1,542,000, and $219,000 for 2003,
2002, and 2001, respectively. The effective tax rate for 2003 was 39.8%. State income taxes, along with foreign losses with no U.S. tax benefit, represent most of the increase over the U.S. statutory tax rate of 34%. Effective tax rates for 2002 and 2001 were 38.2% and 41.5%, respectively.

      Liquidity and Capital Resources

      The Company generated $5,359,000 of net cash during 2003 from operating activities and used $123,000 in financing activities. This compares to $4,680,000 of net cash provided by operating activities and used $2,034,000 in financing activities in 2002. Cash and cash equivalents increased by $4,538,000 to $7,903,000 by year-end 2003. Significant changes in working capital items were an increase in inventory of $1,188,000 in 2003 and a corresponding increase in accounts payable and accrued expenses of $1,384,000. The increase in inventory is needed to support the increased sales levels of the Company and its newest operation in Malaysia. The Company's net investing activities used $904,000 in 2003 and $640,000 in 2002 for capital expenditures. In 2003, the Company received $975,000 in net proceeds in the issuance and partial redemption of preferred stock, and paid $57,000 in preferred stock dividends. The Company used a net of $1,058,000 to purchase treasury stock and received $328,000 in proceeds from the exercise of options and warrants. Most of this treasury stock was purchased from related parties and is described in greater detail in Note 15 of the Consolidated Financial Statements. During 2002, the Company used $626,000 to purchase treasury stock and received $135,000 in proceeds from the exercise of options and warrants.

      Stockholders' equity increased to $13,072,000 at December 31, 2003, compared with $7,798,000 at December 31, 2002. The increase is primarily due to the 2003 net income of the Company, net preferred stock proceeds of $975,000, reduced by net treasury stock purchases of $1,058,000. Stockholders' equity was also positively impacted by the weakening of the U.S. dollar against the Australian, New Zealand, Canadian dollars, and UK pound sterling during 2003. This impact appears in the form of the improvement in the foreign currency translation adjustment, which is reflected in accumulated other comprehensive loss. These gains were partially offset by weaker Mexican and Philippine pesos during 2003, relative to the U.S. dollar. This cumulative adjustment improved from an accumulated loss of $775,000 as of December 31, 2002, to an accumulated loss of $715,000, as of December 31, 2003.

      The Company's working capital balance was $7,256,000 at December 31, 2003, compared to $2,393,000 at December 31, 2002. The current ratio at December 31, 2003 improved to 2.01 from 1.40 at previous year-end. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory. The maximum borrowing limit is $1,000,000, with a variable interest rate equal to the prime rate. At December 31, 2003, the Company had not utilized any of the line of credit, with approximately $672,000 available under the line based on the Company's borrowing base formula. Management believes that the Company's internally generated funds and borrowing capacity under the loan agreement will be sufficient to meet working capital requirements in 2004.

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

      Inventories

      Inventories are valued at the lower of cost or market. Product cost includes raw material, labor, and overhead costs and is accounted for using the first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels in each country's product line for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company's estimates of its obsolete or unmarketable items have been materially accurate.

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

      Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

      The statements contained in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate", "plan", "expect", "believe", "estimate", and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company's other SEC filings.

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

      Sales outside the United States represented 14%, 15%, and 15% of total net sales in 2003, 2002, and 2001, respectively. The Company's primary exposures to adverse currency fluctuations would result in an increase in the cost of goods sold, relative to foreign net sales, as the vast majority of the products sold are purchased from the parent company in the United States, with prices denominated in US dollars. As of December 31, 2003, the Company had a net investment in its foreign subsidiaries of $4.88 million (in U.S. dollars).

      During the second quarter of 2003, the Company entered into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts have a maturity of fifteen months or less. As of December 31, 2003, the Company had Canadian dollar forward sale contracts to hedge approximately 60% of our expected Canadian cash flows. The exchange rate for the Canadian dollar to the U.S. dollar as of December 31, 2003 had strengthened by 21.3%, compared to the exchange rate as of December 31, 2002. Greater detail on these forward contacts is provided in Note 10 of the Consolidated Financial Statements. As of December 31, 2003, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, or the British pound.

      We have performed a sensitivity analysis as of December 31, 2003 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2003 for the Company's foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company's net income of approximately $147,000 and reduce the value of the net investment in the foreign subsidiaries by $488,000.

Interest Rate Risk

      The Company has $4.12 million in long-term debt with a weighted average effective interest rate of 4.18% at December 31, 2003. Of this amount, $3.88 million is debt with a variable interest rate, generally based on the prime rate. This long-term debt matures at the rate of $313,000 in 2004, $299,000 in 2005 and 2006, and $2.97 million in 2007. A hypothetical 100 basis point increase in interest rates on all of the variable rate debt instruments would result in an increase in annual interest expense of approximately $39,000 ($26,000, net of tax).

      The Company also is exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company's results of operations or financial condition.

      The table below presents the Company's contractual obligations and commercial commitments. This consists of the Company's long-term debt, capital, and operating leases. For the long-term debt, the amounts shown represent the principal and interest amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. For the capital and operating leases, the amounts shown represent the future minimum payments under noncancelable leases with initial or remaining terms in excess of one year as of December 31, 2003. This information should be read in conjunction with Notes 5 and 8 of the Consolidated Financial Statements.

Contractual obligations and commercial commitments

Outstanding as of December
31, 2003 (in thousands)                               2004        2005         2006       2007        2008        Total
-----------------------                               ----        ----         ----       ----        ----        -----
Bank term loan-4.0% interest rate
(variable)-principal and interest                    $  455      $  437      $  425      $2,999      $   --      $4,316
Private placement notes-9% interest rate (fixed)         48          --          --          --          --          48
Other U.S. debt                                          36          32          35          31          20         154
Other foreign debt                                       24          14          --          --          --          38
Operating leases                                         80          40          40          36          19         215
                                                     ------------------------------------------------------------------
                                                     $  643      $  523      $  500      $3,066      $   39      $4,771
                                                     ==================================================================

Item No. 8 - Financial Statements and Supplementary Data

      Reference is made to the Consolidated Financial Statements contained in
Part IV hereof.

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      NONE

Item No. 9A - Controls and Procedures

      Disclosure Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003 have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

      (b) Changes in internal controls. During the fourth quarter of 2003, there were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 27, 2004, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 27, 2004, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 27, 2004, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 27, 2004, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 27, 2004, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

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

            3.    Exhibits:

                                                                         Exhibit
                   Document                                               Number
                   --------                                               ------

     Certificate of Incorporation (incorporate
     by reference Appendix B of the Form 14A
     the Registrant filed April 22, 1999)                                   3.1

     By-Laws (incorporate by reference Appendix
     C of the Form 14A the Registrant filed
     April 22, 1999)                                                        3.2

     Amendment to By-Laws dated March 22, 2001
     (incorporate by reference Exhibit
     3.3 to the Form 10-K of the Registrant
     for year ended December 31, 2001)                                      3.3

     Amended Exclusive License Agreement
     (incorporate by reference Exhibit 10.1
     to the Form 10-K of the Registrant
     for year ended December 31, 1992)                                     10.1

     1995 Stock Option Plan
     (incorporate by reference Exhibit 10.7 to
     the Form 10-K of the Registrant for year
     ended December 31, 1995)                                              10.2

     Montgomery Employment Agreement
     dated June 1, 1997 (incorporate by reference
     Exhibit 10.6 to the Form 10-K of the
     Registrant for year ended December 31, 1997)                          10.3

     Hastings Service Agreement dated June 1, 2002
     (incorporate by reference Exhibit 10.1
     to the Form 10-Q of the Registrant
     for quarter ended June 30, 2002)                                      10.4

     Kreher Employment Agreement dated
     April 18, 2002 (incorporate by reference
     Exhibit 10.2 to the Registrant's Form 10-Q
     for quarter ended March 31, 2002).                                    10.5

                                                                         Exhibit
                Document                                                  Number
                --------                                                  ------

      Gibbons Employment Agreement dated April 18, 2002
      (incorporate by Reference Exhibit 10.1 to the
      Registrant's Form 10-Q for the quarter ended March 31, 2002).         10.6

      Agreement with Traco Labs, Inc.
      (incorporate by reference Exhibit 10.14
      to the Form 10-K of the Registrant for
      year ended December 31, 1996)                                         10.7

      Line of Credit Note dated November 15, 2002 in the
      amount of $1,000,000 with Southwest Bank of St. Louis
      (incorporate by reference Exhibit 10.10 to the Form 10-K
      of the Registrant for year ended December 31, 2002)                   10.8

      Deed of Trust Note dated September 2, 1997 in the
      amount of $4,430,000 with Southwest Bank of St. Louis
      (incorporate by reference Exhibit 10.18 to the Form 10-K of
      the Registrant for year ended December 31, 1998)                      10.9

      Modification Agreement dated June 1, 2002
      with Southwest Bank of St. Louis
      (incorporate by reference Exhibit 10.2
      to the Form 10-Q of the Registrant
      for quarter ended June 30, 2002)                                     10.10

      Reliv' International, Inc. Supplemental Executive
      Retirement Plan dated June 1, 1998
      (incorporate by reference Exhibit 10.19 to the Form
      10-K of the Registrant for year ended December 31, 1998)             10.11

      Stock Purchase Agreement dated October 1, 1998 among
      Reliv' World Corporation, Reliv' Europe, Inc. and Global
      Nutrition, Inc. regarding purchase of Reliv' UK, Ltd.
      (incorporate by reference Exhibit 10.20 to the Form
      10-K of the Registrant for year ended December 31, 1998)             10.12

      1999 Stock Option Plan (incorporate by reference to
      Form S-8 Registration Statement the Registrant
      filed April 7, 2000)                                                 10.13

                                                                         Exhibit
              Document                                                   Number
              --------                                                   ------

     2001 Stock Option Plan (incorporate by reference to
     Form S-8 Registration Statement the Registrant
     filed August 14, 2001)                                                10.14

     Agreement with Hydron Technologies, Inc.
     dated March 1, 2001 (incorporate by reference
     Exhibit 10.16 to the Form 10-K of the Registrant
     for year ended December 31, 2001)                                     10.15

     Amended and Restated Distributor Stock Purchase
     Plan (incorporate by reference  to Form S-8 Registration
     Statement the Registrant filed May 9, 2002)                           10.16

     Statement re: computation of per
     share earnings (incorporate by reference
     to Note 7 of the Consolidated Financial
     Statements contained in Part IV)                                      11

     Subsidiaries of the Registrant
     (incorporate by reference
     the Registrants's Response to
     Item 1 of Part I of this Form 10-K)                                   22

     Consent of Ernst & Young LLP,
     Independent Auditors                                                  23

     -     Certification of Chief Executive Officer pursuant
           to Rules 13a-14(a) and Rule 15d-14(a) of the
           Securities Exchange Act, as amended                           31.1

     -     Certification of Chief Financial Officer pursuant
           to Rule 13a-14(a) and Rule 15d-14(a) of the
           Securities Exchange Act, as amended                           31.2

     -     Certification of Chief Executive Officer and Chief
           Financial Officer Pursuant to 18 U.S.C. 1350, as
           adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002                                      32

     (b) One report on Form 8-K (disclosing earnings) filed by the Registrant during the last quarter of the period covered by this report.

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

RELIV' INTERNATIONAL, INC.


By:       /s/ Robert L. Montgomery
   -------------------------------------------------------------------
   Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 26, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /s/ Robert L. Montgomery
   --------------------------------------------------------------------
   Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 26, 2004


By:       /s/ David G. Kreher
   --------------------------------------------------------------------
   David G. Kreher, Senior Vice President, Assistant Secretary
   (Chief Financial Officer and accounting officer)

Date: March 26, 2004


By:       /s/ Carl W. Hastings
   --------------------------------------------------------------------
   Carl W. Hastings, Vice President, Assistant Secretary, Director

Date: March 26, 2004


By:       /s/ Thomas W. Pinnock
   --------------------------------------------------------------------
   Thomas W. Pinnock III, Director

Date: March 26, 2004


By:       /s/ Stephen M. Merrick
   --------------------------------------------------------------------
   Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 26, 2004

By:       /s/ Donald L. McCain
   ---------------------------------------------------------
   Donald L. McCain, Director

Date:  March 26, 2004


By:       /s/ John Akin
   ---------------------------------------------------------
   John Akin, Director

Date:  March 26, 2004


By:       /s/ Sandra S. Montgomery
   ---------------------------------------------------------
   Sandra S. Montgomery, Director

Date:  March 26, 2004


By:       /s/ Thomas T. Moody
   ---------------------------------------------------------
   Thomas T. Moody, Director

Date: March 26, 2004


By:       /s/ Marvin W. Solomonson
   ---------------------------------------------------------
   Marvin W. Solomonson, Director

Date:  March 26, 2004

                           Reliv' International, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 2003, 2002, and 2001

                                    Contents

Consolidated Financial Statements:
  Report of Independent Auditors...........................................  F-1
  Consolidated Balance Sheets as of December 31, 2003 and 2002.............  F-2
  Consolidated Statements of Operations for the years ended
     December 31, 2003, 2002, and 2001.....................................  F-4
  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2003, 2002, and 2001.....................................  F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2003, 2002, and 2001......................................  F-8
  Notes to Consolidated Financial Statements - December 31, 2003........... F-10

Financial Statement Schedule:
 Schedule II - Valuation and Qualifying Accounts for the years ended
  December 31, 2003, 2002, and 2001........................................ F-29

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

Board of Directors and Stockholders
Reliv' International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv' International, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv' International, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/ Ernst & Young LLP

St. Louis, Missouri
March 17, 2004

                   Reliv' International, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                            December 31
                                                                      2003             2002
                                                                  ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                      $ 7,902,508      $ 3,364,484
   Accounts and notes receivable, less allowances of
      $8,600 in 2003 and $10,000 in 2002                              751,887          688,898
   Accounts due from employees and distributors                        72,846          104,000
   Inventories:
      Finished goods                                                3,171,185        2,361,064
      Raw materials                                                 1,047,068          680,516
      Sales aids and promotional materials                            452,066          415,565
                                                                  ----------------------------
   Total inventories                                                4,670,319        3,457,145

   Refundable income taxes                                                 --            8,072
   Prepaid expenses and other current assets                          727,939          637,968
   Deferred income taxes                                              296,164          171,873
                                                                  ----------------------------
Total current assets                                               14,421,663        8,432,440

Other assets                                                          793,091          442,927
Note receivable from officer                                               --           48,250
Accounts due from employees and distributors                           52,291           78,000
Property, plant, and equipment                                     17,214,909       16,484,644
Less accumulated depreciation and amortization                      7,801,038        7,040,275
                                                                  ----------------------------
                                                                    9,413,871        9,444,369
                                                                  ----------------------------

Total assets                                                      $24,680,916      $18,445,986
                                                                  ============================

                   Reliv' International, Inc. and Subsidiaries

                                                                                        December 31
                                                                               2003                   2002
                                                                          ------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                  $  6,596,785            $  5,358,082
   Income taxes payable                                                        147,520                 257,441
   Current maturities of long-term debt                                        421,063                 415,235
   Current maturities of capital leases                                             --                   8,755
                                                                          ------------------------------------
Total current liabilities                                                    7,165,368               6,039,513

Noncurrent liabilities:
   Long-term debt, less current maturities                                   3,700,138               4,057,042
   Deferred income taxes                                                        77,000                  84,435
   Other noncurrent liabilities                                                666,032                 467,350
                                                                          ------------------------------------
Total noncurrent liabilities                                                 4,443,170               4,608,827

Stockholders' equity:
   Preferred stock, par value $0.001 per share; 3,000,000
      shares authorized; 97,500 shares issued and outstanding in 2003          975,000                      --
   Common stock, par value $0.001 per share; 30,000,000
      shares authorized, 15,143,961 shares issued and
      15,141,224 shares outstanding in 2003 and
      15,008,451 shares issued and 14,902,415 outstanding in 2002               15,144                  12,007
   Additional paid-in capital                                               18,684,338              17,863,505
   Notes receivable - officers and directors                                        --                  (2,449)
   Accumulated deficit                                                      (5,878,869)             (8,960,782)
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment                                 (714,527)               (775,383)
   Treasury stock                                                               (8,708)               (339,252)
                                                                          ------------------------------------
Total stockholders' equity                                                  13,072,378               7,797,646

                                                                          ------------------------------------
Total liabilities and stockholders' equity                                $ 24,680,916            $ 18,445,986
                                                                          ====================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                Year ended December 31
                                                      2003                2002                2001
                                                 -----------------------------------------------------
Sales at suggested retail                        $ 110,569,576       $  90,110,444       $  74,410,042
Less distributor allowances on
   product purchases                                33,609,853          27,183,581          21,466,995
                                                 -----------------------------------------------------
Net sales                                           76,959,723          62,926,863          52,943,047

Costs and expenses:
   Cost of products sold                            13,228,050          11,569,163          12,562,385
   Distributor royalties and commissions            29,916,744          24,205,030          18,795,153
   Selling, general, and administrative             26,438,447          22,898,359          20,614,626
                                                 -----------------------------------------------------
Income from operations                               7,376,482           4,254,311             970,883

Other income (expense):
   Interest expense                                   (234,956)           (340,343)           (527,208)
   Other income                                        157,914             120,839              83,765
                                                 -----------------------------------------------------
Income before income taxes                           7,299,440           4,034,807             527,440
Provision for income taxes                           2,902,000           1,542,000             219,000
                                                 -----------------------------------------------------
Net income                                           4,397,440           2,492,807             308,440

Preferred dividends accrued and paid                    56,762                  --                  --
                                                 -----------------------------------------------------

Net income available to common shareholders      $   4,340,678       $   2,492,807       $     308,440
                                                 =====================================================

Earnings per common share - Basic                $        0.29       $        0.18       $        0.02
                                                 =====================================================
   Weighted average shares                          14,969,000          14,144,000          14,349,000
                                                 =====================================================

Earnings per common share - Diluted              $        0.26       $        0.15       $        0.02
                                                 =====================================================
   Weighted average shares                          16,706,000          16,111,000          14,498,000
                                                 =====================================================

2002 and 2001 earnings per common share have been restated for the 2003 stock split; see Note 6.

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



                                                                   Preferred Stock                   Common Stock
                                                            -----------------------------------------------------------
                                                              Shares          Amount          Shares            Amount
                                                            -----------------------------------------------------------
Balance at December 31, 2000                                      --      $        --        9,654,505      $     9,655
    Net income                                                    --               --               --               --
    Other comprehensive loss:
      Foreign currency translation adjustment                     --               --               --               --

    Total comprenhensive income

    Repayment of loans by officers/directors                      --               --               --               --
    Warrants granted under distributor stock
       purchase plan (DSPP)                                       --               --               --               --
    Tax benefit from exercise of options                          --               --               --               --
    Common stock purchased for treasury                           --               --               --               --
    Warrants exercised                                            --               --              379               --
                                                            -----------------------------------------------------------
Balance at December 31, 2001                                      --               --        9,654,884            9,655
                                                            -----------------------------------------------------------
    Net income                                                    --               --               --               --
    Other comprehensive loss:
      Foreign currency translation adjustment                     --               --               --               --

    Total comprehensive income

    Repayment of loans by officers/directors                      --               --               --               --
    Warrants granted under DSPP                                   --               --               --               --
    Common stock purchased for treasury                           --               --               --               --
    Retirement of treasury stock                                  --               --         (227,008)            (227)
    Options and warrants exercised                                --               --          778,822              779
    Tax benefit from exercise of options                          --               --               --               --
    Stock dividend declared September 19, 2002                    --               --        1,800,063            1,800
                                                            -----------------------------------------------------------
Balance at December 31, 2002                                      --               --       12,006,761           12,007
                                                            -----------------------------------------------------------
    Net income                                                                                      --               --
    Other comprehensive income:
      Foreign currency translation adjustment                                                       --               --

    Total comprehensive income

    Proceeds from sales of preferred stock                   150,000        1,500,000               --               --
    Redemption of preferred stock                            (52,500)        (525,000)              --               --
    Preferred stock dividends paid                                --               --               --               --
    Repayment of loans by officers/directors                      --               --               --               --
    Warrants granted under DSPP                                   --               --               --               --
    Common stock purchased for treasury                           --               --               --               --
    Retirement of treasury stock                                  --               --         (306,698)            (307)
    Proceeds from sale of treasury stock                          --               --               --               --
    Options and warrants exercised                                --               --          448,906              449
    Tax benefit from exercise of options and warrants             --               --               --               --
    Stock split declared September 4, 2003                        --               --        2,994,992            2,995
                                                            -----------------------------------------------------------
Balance at December 31, 2003                                  97,500      $   975,000       15,143,961      $    15,144
                                                            ===========================================================

                                                                                Notes                         Accumulated
                                                            Additional       Receivable                          Other
                                                             Paid-In      - Officers and     Accumulated     Comprehesive
                                                             Capital          Directors        Deficit           Loss
                                                           --------------------------------------------------------------
Balance at December 31, 2000                               $  9,074,756       $(26,650)     $(2,787,725)     $  (624,274)
    Net income                                                       --             --          308,440               --
    Other comprehensive loss:
      Foreign currency translation adjustment                        --             --               --          (64,333)

    Total comprenhensive income

    Repayment of loans by officers/directors                         --          7,361               --               --
    Warrants granted under distributor stock
       purchase plan (DSPP)                                       9,384             --               --               --
    Tax benefit from exercise of options                         35,404
    Common stock purchased for treasury                              --             --               --               --
    Warrants exercised                                              390             --               --               --
                                                           -------------------------------------------------------------
Balance at December 31, 2001                                  9,119,934        (19,289)      (2,479,285)        (688,607)
                                                           -------------------------------------------------------------
    Net income                                                       --             --        2,492,807               --
    Other comprehensive loss:
      Foreign currency translation adjustment                        --             --               --          (86,776)

    Total comprehensive income

    Repayment of loans by officers/directors                         --         16,840               --               --
    Warrants granted under DSPP                                  19,873             --               --               --
    Common stock purchased for treasury                              --             --               --               --
    Retirement of treasury stock                               (209,846)            --         (192,283)              --
    Options and warrants exercised                            1,014,225             --         (879,744)              --
    Tax benefit from exercise of options                         18,842             --               --               --
    Stock dividend declared September 19, 2002                7,900,477             --       (7,902,277)              --
                                                           -------------------------------------------------------------
Balance at December 31, 2002                                 17,863,505         (2,449)      (8,960,782)        (775,383)
                                                           -------------------------------------------------------------
    Net income                                                                      --        4,397,440               --
    Other comprehensive income:
      Foreign currency translation adjustment                        --             --               --           60,856

    Total comprehensive income

    Proceeds from sales of preferred stock                           --             --               --
    Redemption of preferred stock                                    --             --               --
    Preferred stock dividends paid                                   --             --          (56,762)
    Repayment of loans by officers/directors                         --          2,449               --               --
    Warrants granted under DSPP                                  90,068             --               --               --
    Common stock purchased for treasury                              --             --               --               --
    Retirement of treasury stock                               (424,436)            --       (1,059,674)              --
    Proceeds from sale of treasury stock                         96,200             --               --               --
    Options and warrants exercised                              523,418             --         (196,096)              --
    Tax benefit from exercise of options and warrants           535,583             --               --               --
    Stock split declared September 4, 2003                           --             --           (2,995)              --
                                                           -------------------------------------------------------------
Balance at December 31, 2003                               $ 18,684,338       $     --      $(5,878,869)     $  (714,527)
                                                           =============================================================

                                                                Treasury Stock
                                                             ---------------------
                                                             Shares          Amount           Total
                                                           --------------------------------------------
Balance at December 31, 2000                                      --      $        --      $  5,645,762
    Net income                                                    --               --           308,440
    Other comprehensive loss:
      Foreign currency translation adjustment                     --               --           (64,333)
                                                                                           ------------
    Total comprenhensive income                                                                 244,107
                                                                                           ------------
    Repayment of loans by officers/directors                      --               --             7,361
    Warrants granted under distributor stock
       purchase plan (DSPP)                                       --               --             9,384
    Tax benefit from exercise of options                                                         35,404
    Common stock purchased for treasury                       91,617         (115,558)         (115,558)
    Warrants exercised                                            --               --               390
                                                           --------------------------------------------
Balance at December 31, 2001                                  91,617         (115,558)        5,826,850
                                                           --------------------------------------------
    Net income                                                    --               --         2,492,807
    Other comprehensive loss:
      Foreign currency translation adjustment                     --               --           (86,776)
                                                                                           ------------
    Total comprehensive income                                                                2,406,031
                                                                                           ------------
    Repayment of loans by officers/directors                      --               --            16,840
    Warrants granted under DSPP                                   --               --            19,873
    Common stock purchased for treasury                      220,220         (626,050)         (626,050)
    Retirement of treasury stock                            (227,008)         402,356                --
    Options and warrants exercised                                --               --           135,260
    Tax benefit from exercise of options                          --               --            18,842
    Stock dividend declared September 19, 2002                    --               --                --
                                                           --------------------------------------------
Balance at December 31, 2002                                  84,829         (339,252)        7,797,646
                                                           --------------------------------------------
    Net income                                                    --               --         4,397,440
    Other comprehensive income:
      Foreign currency translation adjustment                     --               --            60,856
                                                                                           ------------
    Total comprehensive income                                                                4,458,296
                                                                                           ------------
    Proceeds from sales of preferred stock                                                    1,500,000
    Redemption of preferred stock                                                              (525,000)
    Preferred stock dividends paid                                                              (56,762)
    Repayment of loans by officers/directors                      --               --             2,449
    Warrants granted under DSPP                                   --               --            90,068
    Common stock purchased for treasury                      244,059       (1,199,913)       (1,199,913)
    Retirement of treasury stock                            (306,698)       1,484,417                --
    Proceeds from sale of treasury stock                     (20,000)          46,040           142,240
    Options and warrants exercised                                --               --           327,771
    Tax benefit from exercise of options and warrants             --               --           535,583
    Stock split declared September 4, 2003                       547               --                --
                                                           --------------------------------------------
Balance at December 31, 2003                                   2,737      $    (8,708)     $ 13,072,378
                                                           ============================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                              Year ended December 31
                                                                      2003           2002              2001
                                                                 ---------------------------------------------
Operating activities
Net income                                                       $ 4,397,440      $ 2,492,807      $   308,440
Adjustments to reconcile net income to net
   Cash provided by operating activities:
      Depreciation and amortization                                  935,292          866,397          743,078
      Compensation expense for warrants granted                       90,068           19,873            9,384
      Tax benefit from exercise of options                           535,583           18,842           35,404
      Deferred income taxes                                         (132,189)         (71,896)          66,171
      Foreign currency transaction gain                              (63,273)         (93,880)         (16,547)
      (Increase) decrease in accounts and notes receivable           (46,951)        (288,693)       1,940,351
      (Increase) decrease in inventories                          (1,188,179)         649,592          358,768
      Decrease in refundable income taxes                              7,942          127,920          527,202
      Increase in prepaid expenses and other current assets          (94,995)        (278,238)         (48,713)
      (Increase) decrease in other assets                           (350,164)         202,973          201,587
      Increase (decrease) in accounts payable and accrued
        expenses                                                   1,384,499          784,517       (2,203,839)
      Increase (decrease) in income taxes payable                   (116,109)         250,192            6,192
                                                                 ---------------------------------------------
Net cash provided by operating activities                          5,358,964        4,680,406        1,927,478

Investing activities
Proceeds from sale of property, plant, and equipment                  79,414           28,295               --
Purchase of property, plant, and equipment                          (983,269)        (668,488)        (300,121)
                                                                 ---------------------------------------------
Net cash used in investing activities                               (903,855)        (640,193)        (300,121)

Financing activities
Proceeds from long-term borrowings and line of credit                218,343           32,871           40,463
Principal payments on long-term borrowings and
   line of credit                                                   (513,330)      (1,469,296)      (1,285,395)
Principal payments under capital lease obligations                   (67,155)        (134,789)        (176,450)
Proceeds from issuance of preferred stock                          1,500,000               --               --
Redemption of preferred stock                                       (525,000)              --               --
Preferred stock dividends paid                                       (56,762)              --               --
Proceeds from options and warrants exercised                         327,771          135,260              390
Repayment of loans by officers and directors                          50,699           27,840            7,361
Purchase of stock for treasury                                    (1,199,913)        (626,050)        (115,558)
Proceeds from sale of treasury stock                                 142,240               --               --
                                                                 ---------------------------------------------
Net cash used in financing activities                               (123,107)      (2,034,164)      (1,529,189)
Effect of exchange rate changes on cash and cash
   equivalents                                                       206,022          108,649          (47,064)
                                                                 ---------------------------------------------
Increase in cash and cash equivalents                              4,538,024        2,114,698           51,104
Cash and cash equivalents at beginning of year                     3,364,484        1,249,786        1,198,682
                                                                 ---------------------------------------------
Cash and cash equivalents at end of year                         $ 7,902,508      $ 3,364,484      $ 1,249,786
                                                                 =============================================

                  Reliv' International, Inc. and Subsidiaries

                                                                 Year ended December 31
                                                            2003            2002           2001
                                                         ----------------------------------------
Supplemental disclosures of cash flow Information:
      Cash paid during the year for:
        Interest                                         $  247,385      $  345,604      $532,187
                                                         ========================================

        Income taxes                                     $2,582,000      $1,231,000      $200,220
                                                         ========================================

      Noncash investing and financing transactions:
        Capital lease obligations entered into           $   64,150      $       --      $     --
                                                         ========================================

See accompanying notes.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2003

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv' International, Inc. (the Company) produces a line of food products including nutritional supplements, diet management products, and sports drink mixes. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico, the United Kingdom/Ireland, the Philippines, and Malaysia.

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

Foreign Currency Translation

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive loss. The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company's investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The transaction gains were $63,273, $93,880, and $16,547 for 2003, 2002, and 2001, respectively.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Revenue Recognition

The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20 percent to 40 percent of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped, as this is the point title and risk of loss pass. In accordance with EITF 01-09, the Company presents distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor.

Actual and estimated returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company's return policy and historical experience. The Company records shipping and handling costs as a component of cost of products sold.

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income result from financial statement accruals and reserves and differences between depreciation for book and tax purposes.

Basic and Diluted Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the year, as restated for the five-for-four stock split declared on September 4, 2003 and issued on November 14, 2003. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period, as restated for the stock split. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock. See Note 7 for additional information regarding earnings per share.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans, which also includes directors, under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        Year ended December 31
                                                                  2003            2002           2001
                                                               ----------------------------------------
Basic:
    Net income available to common
        Shareholders, as reported                              $4,340,678      $2,492,807      $308,440
    Deduct: Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                194,507         269,120       260,367
                                                               ----------------------------------------

    Pro forma net income available to common
        shareholders                                           $4,146,171      $2,223,687      $ 48,073
                                                               ========================================

Diluted:
    Net income available to common
        shareholders, as reported                              $4,397,440      $2,492,807      $308,440
    Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax effects         194,507         269,120       260,367
                                                               ----------------------------------------
    Pro forma net income available to common
        shareholders                                           $4,202,933      $2,223,687      $ 48,073
                                                               ========================================

Earnings per share:
       Basic--as reported
                                                               $     0.29      $     0.18      $   0.02
                                                               ========================================
       Basic--pro forma
                                                               $     0.28      $     0.16      $   0.00
                                                               ========================================

       Diluted--as reported
                                                               $     0.26      $     0.15      $   0.02
                                                               ========================================
       Diluted--pro forma
                                                               $     0.25      $     0.14      $   0.00
                                                               ========================================

The Company accounts for options granted to nonemployees and warrants granted to distributors under the fair value approach required by EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $35,000, $26,000 and $32,000 of advertising expense in 2003, 2002, and 2001, respectively.

Research and Development Expenses

Research and development expenses which are charged to selling, general, and administrative expenses as incurred were, $493,000, $431,000, and $355,000 in 2003, 2002 and 2001, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2003 and 2002, consist of the following:

                                                        2003             2002
                                                    ----------------------------

Land                                                $   829,222      $   829,222
Building                                              8,801,913        8,583,444
Machinery and equipment                               3,926,613        4,057,983
Office equipment                                      1,093,106          738,976
Computer equipment and software                       2,564,055        2,275,019
                                                    ----------------------------
                                                     17,214,909       16,484,644
Less accumulated depreciation and amortization        7,801,038        7,040,275
                                                    ----------------------------
                                                    $ 9,413,871      $ 9,444,369
                                                    ============================

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2003 and 2002, consist of the following:

                                                       2003              2002
                                                    ----------------------------

Trade payables                                      $ 2,778,898      $ 2,456,569
Distributors' commissions                             2,701,542        2,065,327
Sales taxes                                             446,872          393,413
Interest expense                                         42,808           55,238
Payroll and payroll taxes                               626,665          381,748
Other                                                        --            5,787
                                                    ----------------------------
                                                    $ 6,596,785      $ 5,358,082
                                                    ============================

4. Short-Term Borrowings

In December 2003, the Company renewed its line of credit with a maximum borrowing limit of $1,000,000. The limit is based on a collateral-based formula of accounts receivable and inventories. Borrowings under this line of credit are due on demand and bear interest, payable monthly, at the prime rate, which was 4.00% at December 31, 2003. The maturity date of the line is April 2004. A portion of the Company's inventories and property, plant, and equipment with a net book value of $3,830,600 as of December 31, 2003 are pledged as security under the terms of the agreement. The Company had no outstanding balance on the line of credit as of December 31, 2003 and approximately $672,000 was available under the line of credit based on the Company's borrowing base formula.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

5. Long-Term Debt

Long-term debt at December 31, 2003 and 2002, consists of the following:

                                                                                 2003            2002
                                                                              --------------------------
Industrial revenue bonds payable in monthly installments (including interest at 85% of prime) not to exceed $9,611, commencing July 1,
   1991; secured by land and building (net book value $2,450,000 at
   December 31, 2003); final payment due on March 1, 2005                     $  148,328      $  234,001

Note payable in monthly installments (including interest at prime and additional interest at 15% of prime on the balance of the
   industrial revenue bonds) equal to $9,611 less installment applied to industrial revenue bond, commencing July 1, 1991; unsecured;
   balance due on March 1, 2005                                                  204,755         204,755

Term loan payable in monthly installments of $38,802, (including interest at prime); secured by land and building (net book value of
   $4,916,000 at December 31, 2003); balance due March 2004                    3,528,388       3,839,681

Private placement notes payable in quarterly installments equal to 2% of
   Philippine sales at suggested retail (including interest at 9%),
   unsecured; balance due on July 1, 2005                                         47,721         135,323

Notes payable - primarily vehicle loans                                          192,009          58,517
                                                                              --------------------------
                                                                               4,121,201       4,472,277
Less current maturities                                                          421,063         415,235
                                                                              --------------------------
                                                                              $3,700,138      $4,057,042
                                                                              ==========================

On March 10, 2004, the Company renewed its term loan, which had a balance of $3,528,388. The loan renewal extended the maturity of the loan until March 2007, with monthly installments of $24,955 plus interest at prime rate. In addition, the Company consolidated the other loans related to its headquarters facility, with balances of $148,328 and $204,755 as of December 31, 2003, into this renewed loan. Accordingly, current and future maturities have been adjusted for this refinancing.

Principal maturities of long-term debt at December 31, 2003, as adjusted, are as follows:

                2004                  $   421,063
                2005                      345,118
                2006                      334,003
                2007                    3,001,367
                2008                       19,650
                                      -----------
                                      $ 4,121,201
                                      ===========

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

6. Stockholders' Equity

Stock Split

The Board of Directors declared a five-for-four stock split on September 4, 2003. The dividends were paid on November 14, 2003 to stockholders of record on October 29, 2003. Average shares outstanding, all per share amounts, and stock option and warrant data included in the accompanying consolidated financial statements and notes are based on the increased number of shares as restated for the stock split.

Stock Options

In May 2001, the Company adopted a stock option plan which provides for the grant of both incentive stock options and non-qualified stock options for employees (including officers) and other consultants and advisors of the Company. A maximum of 1,488,000 shares can be purchased at an option price not less than the fair market value of the stock at the time the options are granted.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method (see Note 1). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions in 2001: risk-free interest rates ranging from 3.07% to 4.78%; dividend yield of zero; volatility factor of the expected price of the Company's stock of 0.729; and a weighted average expected life of 4.51 years. The weighted average fair value of stock options granted during 2001 was $0.42. No stock options were granted during 2002 or 2003.

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

6. Stockholders' Equity (continued)

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

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                            2003                       2002                        2001
                              ------------------------------------------------------------------------------------
                                                 Weighted                    Weighted                     Weighted
                                                    Avg.                        Avg.                         Avg.
                                                 Exercise                    Exercise                     Exercise
                                    Options        Price        Options        Price        Options         Price
                              ------------------------------------------------------------------------------------
Outstanding beginning
  of the year                      2,897,171       $0.94       4,185,267       $0.98       3,034,226       $1.17
Granted:
  Price = fair value                      --          --              --          --       1,162,203        0.71
  Price > fair value                      --          --              --          --         291,666        0.78
Exercised                           (483,738)       1.08      (1,179,381)       0.99              --          --
Forfeited                                 --          --        (108,715)       2.08        (302,828)       1.58
                                   ---------                   ---------                   ---------

Outstanding at end of year         2,413,433       $0.91       2,897,171       $0.94       4,185,267       $0.98
                                   =========                   =========                   =========

Exercisable at end of year         2,034,671                   2,199,166                   2,893,870
                                   =========                   =========                   =========

                                                                  As of December 31, 2003
                              -------------------------------------------------------------------------------------------------
                                            Options Outstanding                                         Options Exercisable
                              -----------------------------------------------------              ------------------------------
    Range of                     Number         Weighted Avg.         Weighted Avg.                Number         Weighted Avg.
Exercise Prices               Outstanding      Remaining Life        Exercise Price              Exercisable     Exercise Price
-----------------------------------------------------------------------------------              ------------------------------
$0.71-$1.00                    1,744,272             2.01                 $0.74                   1,365,510           $0.73
$1.01-$2.00                      669,161             1.04                  1.35                     669,161            1.35
                               ---------                                                          ---------
$0.71-$2.00                    2,413,433             1.74                 $0.91                   2,034,671           $0.94
                               =========                                                          =========

Of the options exercised in 2003, options for 202,248 shares were paid with 42,332 mature shares of Company stock, owned six months or greater. In 2002, options for 867,713 shares were paid with 201,242 mature shares. These shares tendered as payment were valued at the fair market price on the date of exercise.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

6. Stockholders' Equity (continued)

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the "Ambassador" status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company's common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company's common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company's common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999, and a total of 27,279, 40,604, and 74,455 warrants were issued during the years ended December 31, 2003, 2002, and 2001, respectively. The warrants granted in 2001 have a three-year vesting period, and the warrants granted in 2002 and 2003 are fully vested upon grant. The weighted average fair values of warrants granted during 2003, 2002, and 2001 were $2.33, $1.71 and $0.38 per share, respectively.

The Company records expense under the fair value method of SFAS No. 123 for warrants granted to distributors. Total expense recorded for these warrants was $90,068, $19,873, and $9,384 in 2003, 2002, and 2001, respectively. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                      Year ended December 31
                                                  2003          2002       2001
                                                  ------------------------------
Expected warrant life (years)                       2.5          2.5        2.5
Risk-free weighted average interest rate           1.84%        1.61%      3.07%
Stock price volatility                            0.743        0.752      0.729
Dividend yield                                      0.0%         0.0%       0.0%

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

6. Stockholders' Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the Company's warrant activity and related information for the years ended December 31 follows:

                                       2003                       2002                       2001
                                ---------------------------------------------------------------------------
                                              Weighted                  Weighted                   Weighted
                                                Avg.                       Avg.                       Avg.
                                             Exercise                   Exercise                   Exercise
                                Warrants       Price      Warrants        Price      Warrants        Price
                                ---------------------------------------------------------------------------
Outstanding beginning
  of the year                    162,679       $1.56       175,155       $0.80       101,264       $0.76
Granted                           27,279        5.12        40,604        3.73        74,455        0.84
Exercised                        (52,001)       0.92       (52,586)       0.70          (564)       0.69
Forfeited                             --          --          (494)       0.69            --          --
                                 -------                  --------                  --------

Outstanding at end of year       137,957       $2.51       162,679       $1.56       175,155       $0.80
                                 =======                  ========                  ========

Exercisable at end of year       113,899                    96,948                    50,231
                                 =======                  ========                  ========

                                                                  As of December 31, 2003
                               ------------------------------------------------------------------------------------------------
                                               Warrants Outstanding                                    Warrants Exercisable
                               -----------------------------------------------------             ------------------------------
   Range of                      Number          Weighted Avg.        Weighted Avg.                 Number       Weighted Avg.
Exercise Prices                Outstanding      Remaining Life        Exercise Price             Exercisable     Exercise Price
------------------------------------------------------------------------------------             ------------------------------
$0.84                             71,465             1.00                $ 0.84                      47,407           $0.84
$3.73                             39,213             2.00                  3.73                      39,213            3.73
$5.12                             27,279             3.00                  5.12                      27,279            5.12
                                 -------                                                            -------
$0.84-$5.12                      137,957             1.68                 $2.51                     113,899           $2.86
                                 =======                                                            =======

Sale of Preferred Stock

On March 31, 2003, the Company sold an aggregate of 150,000 shares of preferred stock to three executive officers/directors. The "Series A Preferred Stock" ("Preferred Stock"), were designated by the Company's Board of Directors out of the 3,000,000 previously authorized shares of $.001 par value preferred stock. Each of the preferred stockholders purchased 50,000 shares of Preferred Stock for $500,000 ($10.00 per share).

The Preferred stockholders are entitled to receive dividends at an annual rate of 6% of the shares' purchase price. These dividends shall accrue on a daily basis and are payable quarterly when declared by the Company's Board of Directors. All dividends on shares of Preferred Stock are cumulative.

In August 2003, the Company redeemed 17,500 shares from each executive officer/director for a total redemption of 52,500 shares at a value of $525,000. The remaining shares of

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

6. Stockholders' Equity (continued)

Sale of Preferred Stock (continued)

Preferred Stock as of December 31, 2003 have no voting rights, and are convertible, at the option of the shareholder, into 241,935 shares of the Company's $.001 par value common stock effective January 1, 2006. The Preferred Stock may be redeemed at any time by the Company, and has a liquidation preference over common stock.

In February 2004, the Company redeemed an additional 15,000 shares from each executive officer/director for a total redemption of 45,000 shares at a value of $450,000.

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Year ended December 31
                                                         2003             2002            2001
                                                     ---------------------------------------------
Numerator:
   Numerator for basic and diluted earnings per
     share - net income available to common
     shareholders                                    $ 4,340,678      $ 2,492,807      $   308,440
   Effect of convertible preferred stock:
     Dividends on preferred stock                         56,762               --               --
                                                     ---------------------------------------------
Numerator for diluted earnings per share             $ 4,397,440      $ 2,492,807      $   308,440
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                          14,969,000       14,144,000       14,349,000
   Effect of convertible preferred stock and
     dilutive securities:
     Convertible preferred stock                         237,000               --               --
     Employee stock options and warrants               1,500,000        1,967,000          149,000
                                                     ---------------------------------------------
   Denominator for diluted earnings per share -
     adjusted weighted average shares                 16,706,000       16,111,000       14,498,000
                                                     =============================================

Basic earnings per share                             $      0.29      $      0.18      $      0.02
                                                     =============================================
Diluted earnings per share                           $      0.26      $      0.15      $      0.02
                                                     =============================================

8. Leases

The Company leases certain manufacturing, storage, office facilities, equipment and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

8. Leases (continued)

initial or remaining terms in excess of one year consist of the following at December 31, 2003:

              2004                         $  80,229
              2005                            39,408
              2006                            39,408
              2007                            36,076
              2008                            19,416
                                           ---------
                                           $ 214,537
                                           =========

Machinery, office, and computer equipment at December 31, 2003 and 2002, includes approximately $64,150 and $104,287 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $9,164 and $71,711 at December 31, 2003 and 2002, respectively.

Rent expense for all operating leases was $161,792, $275,130, and $302,146 for the years ended December 31, 2003, 2002, and 2001, respectively.

9. Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments are approximately as follows:

                                                       2003                           2002
                                            --------------------------      --------------------------
                                             Carrying          Fair          Carrying         Fair
                                              Amount           Value           Amount          Value
                                            --------------------------      --------------------------
Cash and cash equivalents                   $7,903,000      $7,903,000      $3,438,000      $3,438,000
Long-term debt, including
    Current maturities                       4,121,000       4,123,000       4,472,000       4,472,000

Capital lease obligations, including
    current maturities                              --              --           9,000           9,000

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

10.  Derivative Financial Instruments

The Company has various transactions with its foreign subsidiaries that are denominated in US dollars and are subject to foreign currency exchange risk on these transactions.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

10. Derivative Financial Instruments (continued)

During 2003, the Company began using foreign currency exchange contracts to reduce its exposure to fluctuations in foreign exchange rates. The Company bases these contracts on the amount of cash flows that it expects to be remitted to the United States from its foreign operations and does not use such derivative financial instruments for trading or speculative purposes. The Company has accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations.

At December 31, 2003, the Company held forward exchange contracts totaling $571,000 with maturities through March 2005. All such contracts were denominated in Canadian dollars. For the year ended December 31, 2003, the Company recorded expense of $46,000, based on the net change in fair value of these contracts.

11. Income Taxes

The components of income before income taxes are as follows:

                                             Year ended December 31
                                 2003                 2002               2001
                              -------------------------------------------------

Domestic                      $ 7,731,363         $ 4,244,927         $ 951,425
Foreign                          (431,923)           (210,120)         (423,985)
                              -------------------------------------------------
                              $ 7,299,440         $ 4,034,807         $ 527,440
                              =================================================

The components of the provision for income taxes are as follows:

                                             Year ended December 31
                                 2003                 2002               2001
                              -------------------------------------------------

Current:
   Federal                    $ 2,657,000         $ 1,492,000         $ 117,000
   Foreign                         26,000              12,000            27,000
   State                          351,000             110,000             9,000
                              -------------------------------------------------
Total current                   3,034,000           1,614,000           153,000

Deferred:
   Federal                        (88,000)             11,000            66,000
   Foreign                        (32,000)            (82,000)               --
   State                          (12,000)             (1,000)               --
                              -------------------------------------------------
Total deferred                   (132,000)            (72,000)           66,000
                              -------------------------------------------------
                              $ 2,902,000         $ 1,542,000         $ 219,000
                              =================================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

                                                                       Year ended December 31
                                                                2003             2002              2001
                                                            ---------------------------------------------
Income taxes at statutory rate                              $ 2,482,000       $ 1,372,000       $ 179,000
State income taxes, net of federal benefit                      339,000           110,000           9,000
U.S. tax benefit of foreign losses                                   --            (8,000)        (54,000)
Effect of foreign losses without an income tax benefit           58,000             9,000          19,000
Executive life insurance expense                                 (8,000)           54,000          39,000
Nondeductible foreign development expenses                        6,000                --          26,000
Meals and entertainment                                          37,000            24,000          16,000
Other                                                           (12,000)          (19,000)        (15,000)
                                                            ---------------------------------------------
                                                            $ 2,902,000       $ 1,542,000       $ 219,000
                                                            =============================================

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2003 and 2002, are as follows:

                                                                                  2003          2002
                                                                                ----------------------
Deferred tax assets:
   Product refund reserve                                                       $ 58,000      $ 32,000
   Inventory obsolescence reserve                                                 18,000        21,000
   Vacation accrual                                                               20,000        15,000
   Compensation expense for warrants granted                                      27,000        11,000
   Organization costs                                                             31,000            --
   Bad debt reserve                                                                2,000         2,000
   Philippine net operating loss carryforward                                     68,000        63,000
   Deferred compensation                                                         230,000       189,565
   Miscellaneous accrued expenses                                                 72,164        27,873
                                                                                ----------------------
                                                                                $526,164      $361,438
                                                                                ----------------------
Deferred tax liabilities:
   Depreciation                                                                 $307,000      $274,000

                                                                                ----------------------
Net deferred tax assets                                                         $219,164      $ 87,438
                                                                                ======================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

10. Income Taxes (continued)

The Company's $211,000 net operating loss carryforward related to its Philippine subsidiary expires in 2005 and 2006.

United States income tax has not been provided on the unremitted earnings of the foreign subsidiaries since it is the intention of the Company to indefinitely reinvest these earnings in the growth of these foreign subsidiaries. Applicable foreign taxes have been provided. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $504,000 at December 31, 2003. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for foreign income taxes paid will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted.

12. License Agreement

The Company has a license agreement with the individual who developed several of the Company's products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5% of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The amount of expense under this agreement was $264,000 for each of the years ended December 31, 2002 and 2001. The agreement expires in February 2007. The royalty payments terminated upon the death of the licensor, which occurred in February 2003. However, under the terms of the license agreement, the Company has the right to continue to use the name and likeness of the licensor in connection with marketing the related products for an annual fee of $10,000 for the duration of the agreement. As a result, the amount of the expense in the year ended December 31, 2003 was $54,000.

13. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches 75% of the employee's contribution. Company contributions under the 401(k) plan totaled $288,000, $246,000, and $178,000 in 2003, 2002, and 2001, respectively.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

14. Incentive Compensation Plans

In July 2001, the Board of Directors approved an incentive compensation plan effective for fiscal years beginning with 2001. Under the plan, the Company established a bonus pool payable on a semi-annual basis equal to 25% of the net income of the Company. Bonuses are payable on all profits, but only if the net income for each six-month period exceeds $250,000. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company accrued a total of $1,309,500, $741,250 and $112,380 to the participants of the bonus pool in 2003, 2002 and 2001, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant's annual contribution. In 2003, 2002, and 2001, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant.

15. Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 2003, 2002, and 2001, the Company incurred consulting fees to the officer/director and legal fees to his firm totaling approximately $372,000, $315,000, and $344,000, respectively.

Note receivable from officer represented amounts due from an officer/director. In 1998, the individual received advances against his anticipated incentive compensation totaling $89,250. Repayments of $48,250, $11,000, and $30,000 were made in 2003, 2002 and 2000, respectively. Accounts due from employees and distributors represent travel and other advances to employees and advances to distributors.

During 2003, the Company purchased a total of 218,059 shares of its common stock from three officer/directors, one director, and one officer. The total cost of the purchases was $1,080,000, for a weighted average purchase price of $4.95 per share. The price per share of each purchase was based on a discount from the market price per share at the time of purchase in order to approximate the dilutive impact of their shares on the open market.

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

16. Segment Information

Description of Products and Services by Segment

The Company operates in one reportable segment, a network marketing segment consisting of eight operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions.

Geographic area data for the years ended December 31, 2003, 2002, and 2001, follows:

                                        2003             2002             2001
                                     ---------------------------------------------
Net sales to external customers
     United States                   $65,832,045      $53,210,463      $44,799,429
     Australia/New Zealand             2,059,928        1,922,764        1,808,298
     Canada                            1,255,836          982,925          972,217
     Mexico                            3,338,071        2,904,722        2,233,088
     United Kingdom                      475,319          446,465          391,033
     Colombia                                 --               --           45,671
     Malaysia                            579,988               --               --
     Philippines                       3,418,536        3,459,524        2,693,311
                                     ---------------------------------------------
Total net sales                      $76,959,723      $62,926,863      $52,943,047
                                     =============================================

Assets by area
     United States                   $18,738,771      $14,350,790      $13,489,793
     Australia/New Zealand               865,823          983,905          905,322
     Canada                              252,443          256,055          221,395
     Mexico                            2,300,299        1,619,941        1,388,319
     United Kingdom                      247,740          189,081          140,044
     Colombia                                 --               --            1,278
     Malaysia                          1,353,677               --               --
     Philippines                         922,163        1,046,214          840,450
                                     ---------------------------------------------
Total consolidated assets            $24,680,916      $18,445,986      $16,986,601
                                     =============================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

16. Segment Information (continued)

The Company classifies its sales into three categories of products. Net sales by product category data for the years ended December 31, 2003, 2002, and 2001, follows:

                                                  2003            2002             2001
                                              ---------------------------------------------
Net sales by product category
     Nutritional and dietary supplements      $66,597,426      $53,704,567      $41,972,580
     Skin care products                         1,056,133        1,319,618          919,295
     Sales aids and other                       9,306,164        7,902,678       10,051,172
                                              ---------------------------------------------
Total net sales                               $76,959,723      $62,926,863      $52,943,047
                                              =============================================

                   Reliv' International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

17. Quarterly Financial Data (Unaudited)

                                       First          Second           Third          Fourth
                                    ----------------------------------------------------------
                                           (In thousands, except per share amounts)
           2003
Net sales                           $   18,671      $   17,767      $   19,614      $   20,908
Gross profit                        $   15,364      $   14,758      $   16,314      $   17,296
Net income                          $      978      $      931      $    1,213      $    1,275
Preferred dividends                 $       --      $       22      $       20      $       14
Net income available to common
   shareholders                     $      978      $      909      $    1,193      $    1,261
Earnings per share:
   Basic                            $     0.06      $     0.06      $     0.08      $     0.09
   Diluted                          $     0.06      $     0.06      $     0.07      $     0.07

           2002
Net sales                           $   14,484      $   15,449      $   16,237      $   16,756
Gross profit                        $   11,727      $   12,533      $   13,463      $   13,634
Net income                          $      459      $      625      $      741      $      668
Earnings per share:
   Basic                            $     0.03      $     0.04      $     0.06      $     0.05
   Diluted                          $     0.02      $     0.04      $     0.05      $     0.04

Earnings per share data for 2002 has been restated for the five-for-four stock split declared September 4, 2003.

                   Reliv' International, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

              For the years ended December 31, 2003, 2002, and 2001

           Column A                     Column B        Column C       Column D        Column E          Column F
------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                       Balance at      Charged to     Charged to                        Balance at
                                      beginning of     costs and        Other          Deductions           end
        Classification                    year          expenses       Accounts         Describe          of year
------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2003
   Deducted from asset accounts:
      Allowance for doubtful
        accounts                        $ 10,000        $ 22,000             --        $ 23,400(1)        $  8,600
      Reserve for obsolete
        inventory                         57,900          18,200             --          29,300(2)          46,800
   Liability accounts:
      Reserve for refunds                 88,000         626,000             --         564,000(3)         150,000
                                        --------------------------------------------------------------------------

Year ended December 31, 2002
   Deducted from asset accounts:
      Allowance for doubtful
        accounts                        $ 28,900        $ 16,100             --        $ 35,000(1)        $ 10,000
      Reserve for obsolete
        inventory                        586,800          57,900             --         586,800(2)          57,900
   Liability accounts:
      Reserve for refunds                 50,000         423,500             --         385,500(3)          88,000
                                        --------------------------------------------------------------------------

Year ended December 31, 2001
   Deducted from asset accounts:
      Allowance for doubtful
        accounts                        $  5,000        $ 33,300             --        $  9,400(1)        $ 28,900
      Reserve for obsolete
        inventory                        182,500              --        502,700          98,400(2)         586,800
   Liability accounts:
      Reserve for refunds                 50,000         252,900             --         252,900(3)          50,000
                                        --------------------------------------------------------------------------

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Disposal of obsolete inventory.

(3)   Amounts refunded, net of salable amounts returned.