Form 10-Q
period 2004-03-31
RELIV INTERNATIONAL INC
filed 2004-05-13
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         COMMON STOCK 15,204,527 outstanding Shares as of March 31, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

      1. Interim Balance Sheet as of March 31, 2004 and Balance Sheet as of December 31, 2003.

      2. Interim Statements of Operations for the three month periods ending March 31, 2004 and March 31, 2003.

      3. Interim Statements of Cash Flows for the three month periods ending March 31, 2004 and March 31, 2003.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      Overview

      The Company produces a line of food products including nutritional supplements, diet management products, and sports drink mixes. The Company also sells a line of skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia/New Zealand, Canada, Mexico, the United Kingdom/Ireland, the Philippines, Malaysia, and Singapore. As of March 31, 2004, the Company had approximately 64,100 distributors worldwide.

      The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20 percent to 40 percent of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped. In the first quarter ended March 31, 2004, sales in the United States made up approximately 88% of worldwide net sales, with the remainder from our international operations. This compares to 86% for all of 2003. The sales breakdown by country is given in greater detail in the "Net Sales by Region" table below.

      Cost of products sold primarily consists of expenses related to raw materials, labor, quality control, and overhead directly associated with the production and distribution of products and sales materials, as well as shipping costs, duties, and taxes associated with product exports.

      Distributor royalties and commissions are paid to Master Affiliates monthly, based on the sales of their distributor organization in the prior month. These expenses are governed by the distributor agreements. Also, included in this expense item is other sales leadership bonuses that are directly related to the level of sales.

      Selling, general, and administrative expenses include compensation and benefits, all other selling expenses, marketing, promotional expenses, travel, and other corporate administrative expenses.

1.    Financial Condition

      The Company generated $3,465,000 of net cash during the first quarter of 2004 from operating activities and used $975,000 in financing activities. This compares to $2,688,000 of net cash provided by operating activities and $1,321,000 provided by financing activities in the first quarter of 2003. Cash and cash equivalents increased by $1,851,000 to $9,754,000 as of March 31, 2004, compared to December 31, 2003.

      Significant changes in working capital items were an increase in inventory of $434,000, and an increase in prepaid expenses and other current assets of $822,000. These were offset by an increase in accounts payable and accrued expenses of $2,152,000, and an increase in income taxes payable of $996,000 in the first quarter of 2004. The increase in inventory is needed to support the increased sales levels of the Company. The increase in prepaid expenses and other current assets is due to prepayments for future promotional trips and for policy payments for various types of business insurance to be expensed over the lives of the policies. The increase in accounts payable and accrued expenses corresponds with the increase in inventory, coupled with the increase in distributor commissions payable at March 31, 2004, compared to December 31, 2003. This increase in distributor commissions payable is the result of higher worldwide sales in March 2004, compared to December 2003. The increase in income taxes payable is due to the profitability of the Company, coupled with the timing of estimated income tax payments.

      The Company's net investing activities in the first quarter of 2004 consisted of $686,000 for capital expenditures. The majority of these capital expenditures are part of the previously announced upgrade of the Company's manufacturing facility to occur later in 2004. Financing activities in the first quarter of 2004 included a partial redemption of preferred stock issued in 2003 of $450,000, and $607,000 in purchases of treasury stock. Most of this treasury stock was purchased from related parties and is described in greater detail in
Note 8 of the Consolidated Financial Statements. The Company also received $113,000 in proceeds from the exercise of options.

      Stockholders' equity increased to $13,950,000 at March 31, 2004, compared with $13,072,000 at December 31, 2003. The increase is primarily due to the net income in the first quarter of 2004 of the Company, reduced by the preferred stock redemption and treasury stock purchases described above. Stockholders' equity was also positively impacted by the slight weakening of the U.S. dollar against the Australian, New Zealand, and UK pound sterling during the first quarter of 2004. This impact appears in the form of the improvement in the foreign currency translation adjustment, which is reflected in accumulated other comprehensive loss. These gains were partially offset by weaker Mexican and Philippine pesos during the first quarter of 2004, relative to the U.S. dollar. This cumulative adjustment improved from an accumulated loss of $715,000 as of December 31, 2003, to an accumulated loss of $688,000, as of March 31, 2004.

      The Company's working capital balance was $7,400,000 at March 31, 2004, compared to $7,256,000 at December 31, 2003. The current ratio at March 31, 2004 was 1.72, compared to 2.01 at previous year-end. In March 2004, the Company renewed the term loan on its headquarters facility of approximately $3.5 million and extended the maturity of the loan until March 2007. In addition, the Company consolidated other loans related to this building totaling approximately $350,000 into this renewed loan. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory. The maximum borrowing limit is $1,000,000, with a variable interest rate equal to the prime rate. At March 31, 2004, the Company had not utilized any of the line of credit, with approximately $718,000 available under the line based on the Company's borrowing base formula. Also, in February 2004, the Company entered into a standby equity distribution agreement, which will provide the Company with up to $5 million of funding from the sale of its common stock. This agreement is described in greater detail in Note 6 of the Consolidated Financial Statements.

      Early in 2004, the Board of Directors approved a capital expenditure plan of $1 million to upgrade the production equipment in the Company's manufacturing facility. Also, the Board of Directors recently declared a three cent per common share cash dividend, in what the Company plans to be a semi-annual cash dividend payment plan. Management believes that the Company's internally generated funds, the borrowing capacity under the line of credit agreement, and the standby equity distribution agreement will be sufficient to meet working capital requirements and fund the capital expenditure and dividend payment plans for the remainder of 2004.

2.    Results of Operations

      The Company had net income available to common shareholders of $1,629,000 ($0.11 per share basic and $0.10 per share diluted) for the quarter ended March 31, 2004, compared to a net income of $978,000 ($0.07 per share basic and $0.06 per share diluted) for the same period in 2003. Net income for the quarter ended March 31, 2004 was $1,641,000, and is reduced by preferred stock dividends of $12,000 to arrive at net income available to common shareholders. Earnings per common share for the first quarter of 2003 have been adjusted for the Company's five-for-four stock split declared in September 2003. Profitability continued to improve substantially as net sales improved worldwide by 26%, led by a 30% increase in net sales in the United States, the Company's primary market.

      The following table summarizes the net sales by geographic region for the three- month periods ended March 31, 2004 and 2003.


Net Sales by Region                  Three months ended March 31
(in thousands)                     2004                      2003          Change from
                              $       % of sales       $       % of sales   prior year   Change in %
                           ---------------------    ------------------------------------------------
United States              $20,572        87.6%     $15,799        84.6%     $ 4,773         30.2%
Australia/New Zealand          592         2.5%         425         2.3%         167         39.3%
Canada                         397         1.7%         274         1.5%         123         44.9%
Mexico                         671         2.9%         776         4.2%        (105)       -13.5%
United Kingdom/Ireland         145         0.6%         101         0.5%          44         43.6%
Philippines                    696         3.0%       1,296         6.9%        (600)       -46.3%
Malaysia/Singapore             405         1.7%          --         0.0%         405          N/A
                           --------------------     ----------------------------------------------

Consolidated total         $23,478       100.0%     $18,671       100.0%     $ 4,807         25.7%
                           ====================     ==============================================

      The following table illustrates the Company's active distributors and Master Affiliates as of March 31, 2004 and 2003. The total amount of distributors also includes the Master Affiliates. The Company defines an active distributor as one that enrolls as a distributor or renews their distributorship during the prior twelve months. Growth in the number of active distributors and Master Affiliates is a key factor in continuing the growth of the business.

Active Distributors and Master Affiliates by Region

                                      as of 3/31/2004              as of 3/31/2003                  Change in %
                                              Master                          Master                       Master
                            Distributors    Affiliates     Distributors   Affiliates    Distributors     Affiliates
                            --------------------------------------------------------    ---------------------------
United States                  43,420          8,410         37,730          6,030           15.1%           39.5%
Australia/New Zealand           2,640            200          2,560            170            3.1%           17.6%
Canada                          1,250            150          1,050            120           19.0%           25.0%
Mexico                          7,420            710          6,850          1,170            8.3%          -39.3%
United Kingdom/Ireland            430             40            390             80           10.3%          -50.0%
Philippines                     6,540            520         12,240            900          -46.6%          -42.2%
Malaysia/Singapore              2,440            270            N/A            N/A            N/A             N/A
                            --------------------------------------------------------    ---------------------------

Consolidated total             64,140         10,300         60,820          8,470            5.5%           21.6%
                            ========================================================    ===========================

      In the United States, new distributor enrollments, strong retention, and strong growth in the number of Master Affiliates continue to be factors in the increased sales in this market. In the first three months of 2004, just over 6,000 new distributors were enrolled, as compared to approximately 5,000 in the same period of 2003. Distributor retention was approximately 58%, compared to an historical rate of 55%. The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States. In the first three months of 2004, over 1,700 distributors achieved Master Affiliate status, as compared to approximately 1,150 in the same period of 2003. The increase in sales was entirely the result of greater sales volume, as no price increases have been imposed in the United States over the past year. The Company attributes the increase in sales and other sales statistics in part to the momentum created by the consistency and reinforcement of its training programs and business opportunity presentations, in the form of regional distributor conferences and other corporate-sponsored meetings. Beginning in early 2003, the Company replaced its winter conference with a series of regional conferences in areas of significant distributor groups in order to present the Reliv product line and business opportunity to more people. This has resulted in more distributors reaching the Master Affiliate level, who are more experienced and productive distributors.

      During the first quarter of 2004, sales in the Company's international subsidiaries showed mixed results. In aggregate, international sales increased by 1% to $2,906,000 in the first quarter of 2004, compared to $2,872,000 in the first quarter of 2003. Excluding sales of $405,000 in the new markets of Malaysia and Singapore in the first quarter of 2004, international sales declined by 13%.

      Sales in the markets of Canada, Australia/New Zealand, and the UK increased by approximately 40% or better in each of these markets during the first quarter of 2004, versus the same period in 2003. The weakening of the United States dollar compared to the Canadian, Australian, and New Zealand dollars and British pound over the course of 2003 accounts for $202,000 of the $334,000 increase in sales in these markets. On a constant-dollar basis, sales in these markets improved by 17% in the first quarter of 2004, compared to the same period in 2003. Sales in these markets continues to show improvement as the Company has completed its changes to the distributor compensation plan and continues to implement its training and distributor development system in these markets.

      Mexican sales decreased 14% in the first quarter of 2004, compared to the same period in 2003. Although new distributor enrollments increased by 19% in the first quarter of 2004, new Master Affiliate qualifications declined by 20%. Sales in the Philippines in the first quarter of 2004 decreased by 46%, compared to the same period in 2003, as sales declined subsequent to a price increase and additional shipping charge that went into effect on March 1, 2003. Sales in the first quarter of 2003 were unusually high due to large distributor purchases in advance of the price increase. In 2004, sales were $405,000 in the Company's newest markets, Malaysia and Singapore. Sales began in Malaysia in September 2003, and in Singapore in late March 2004.

      The following table summarizes selected items from the consolidated statement of operations, expressed as a percentage of net sales, for the periods indicated, and should be read in conjunction with the discussion of the components of the consolidated statements of operations that follow:

Selected data from the Consolidated               Three Months Ended
Statements of Operations                               March 31
                                                  2004           2003
                                               --------------------------

Cost of products sold                            16.4%          17.7%

Distributor royalties and commissions            39.7%          38.9%

Selling, general, and administrative             32.0%          34.1%

Provision for income taxes                        4.7%           3.7%

Net income                                        7.0%           5.2%

      Cost of products sold as a percentage of net sales was 16.4% in the first quarter of 2004, as compared to 17.7% in the first quarter of 2003. The decrease in the percentage of cost of goods sold is the result of greater efficiencies gained in the production facility from increased production levels needed to support the growth in sales. Efficiencies are being gained as production levels have increased with minimal staffing increases and improved coverage of the fixed manufacturing costs.

      Distributor royalties and commissions as a percentage of net sales were 39.7% and 38.9% in the first quarter of 2004 and 2003, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales. The increase is primarily the result the changes to the distributor compensation plan in Canada, the United Kingdom, and Australia/New Zealand over the course of 2003. These changes resulted in commission payments being made on the full retail value of the products sold, and the full effect of these changes impacted the first quarter of 2004. Also, as the Company opened up new markets in Malaysia, last September, and Singapore, in March 2004, those markets paid commissions on the full retail value of the products at the time of opening. As a result, more of the Company's international sales are weighted towards full retail commission payments.

      Selling, general and administrative (SGA) expenses increased $1,150,000 in the first quarter of 2004, as compared to the first quarter of 2003. However, SGA expenses as a percentage of net sales decreased to 32.0% in the first quarter of 2004 compared to 34.1% in the first quarter of 2003. Sales expenses represented approximately $472,000 of the increase. Some of the components of the increase were credit card fees due to the higher sales volume; conference call expenses, as the Company has implemented its use of this training and communications tool; and additional promotional bonuses. General and administrative expenses increased by approximately $580,000, primarily in salaries and bonuses, fringe benefit expenses, business insurance, international development expenses, research and development expenses, and increased travel expenses. Also, included in the general and administrative expenses is approximately $126,000 in expenses from Malaysia and Singapore. The Company began sales in Malaysia in September 2003 and in Singapore in late March 2004.

      The Company recorded income tax expense of $1,110,000 for the first quarter of 2004, an effective rate of 40.3%. In the first quarter of 2003, the Company recorded income tax expense of $685,000, an effective rate of 41.2%. The higher rate in 2003 is primarily due to non-deductible losses in some of the Company's foreign markets, including Malaysia.

Critical Accounting Policies

      A summary of our critical accounting policies and estimates is presented on page 35 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

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

      The Company enters into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. The Company has accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net changes in the fair value of these forward contracts as of March 31, 2004 was a cumulative expense $34,000. As of March 31, 2004, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, or the British pound.

      There have been no other material changes in market risk exposures during the first three months of 2004 that affect the disclosures presented in Item 7A
- "Qualitative and Quantitative Disclosures Regarding Market Risk" on pages 36 and 37 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

      (b) Changes in internal controls. During the first quarter of 2004, there were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      There has been no material litigation initiated by or against the Company in the reporting period or any material changes to litigation reported by the Company in its prior periodic reports.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      In January, 2004, the Company redeemed an aggregate of 116,564 shares of equity securities from certain of the Company's officers and directors for an average redemption price of $5.21 per share. These purchases are described in greater detail in Note 8 of the Consolidated Financial Statements.

      The foregoing equity repurchases by the Company during the fiscal quarter ended March 31, 2004 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES


                                                                                                  (d)
                                                                        (c)               Maximum Number (or
                                                                  Total Number of         Approximate Dollar
                             (a)                  (b)            Shares (or Units)       Value) of Shares (or
                       Total Number of       Average Price      Purchased as Part of    Units) that May Yet Be
                      Shares (or Units)      Paid per Share      Publicly Announced       Purchased Under the
      Period              Purchased            (or Unit)         Plans or Programs         Plans or Programs
January 1-31, 2004         116,564               $5.21                  0(1)                      N/A(1)
February 1-29, 2004              0                  --                  0(1)                      N/A(1)
March 1-31, 2004                 0                  --                  0(1)                      N/A(1)

------------------
(1) There is no publicly announced plan or program for the redemption or repurchase of the Company's equity securities.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits*

            Exhibit No.                         Description
            -----------                         -----------

                3.1 Certificate of Incorporation (incorporate by reference Appendix B of the Form 14A the Registrant filed April 22, 1999)

                3.2 By-Laws (incorporate by reference Appendix C of the Form 14A the Registrant filed April 22, 1999)

                3.3 Amendment to By-Laws dated March 22, 2001 (incorporate by reference Exhibit 3.3 to the Form 10-K of the Registrant for year ended December 31, 2001)

                10.1 Standby Equity Distribution Agreement dated February 24, 2004, between the Registrant and Cornell Capital Partners, LP

                10.2 Registration Rights Agreement dated February 24, 2004, between the Registrant and Cornell Capital Partners, LP

                10.3 Escrow Agreement between Registrant, Cornell Capital Partners, LP and Butler Gonzalez LLP

                31.1 Sarbanes-Oxley Act Section 302 Certifications for Robert L. Montgomery

                31.2 Sarbanes-Oxley Act Section 302 Certification for David G. Kreher

                32.1 Sarbanes-Oxley Act Section 906 Certification for Robert L. Montgomery, President, Chief Executive Officer

                32.2 Sarbanes-Oxley Act Section 906 Certification for David G. Kreher, Chief Financial Officer

      (b) The Company filed a Current Report on Form 8-K on February 26, 2004, reporting a new Standby Equity Agreement with Cornell Capital Partners, LP. In addition, the Company filed a Current Report on Form 8-K on March 24, 2004, reporting its financial results for the fiscal year ended December 31, 2003, and two Current Reports Form 8-K on May 4, 2004, one reporting its financial results for the fiscal quarter ended March 31, 2004, and the other reporting a $0.03 per share cash dividend on shares of the Registrant's common stock. The Company has not filed any other Current Reports on Form 8-K during the quarter covered by this report.

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

Dated:  May 13, 2004                     RELIV' INTERNATIONAL, INC.


                                         By: /s/ Robert L. Montgomery
                                            ------------------------------------
                                               Robert L. Montgomery, President,
                                               Chief Executive Officer


                                         By: /s/ David G. Kreher
                                            ------------------------------------
                                               David G. Kreher, Chief
                                               Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                            March 31          December 31
                                                              2004               2003
                                                           -----------        -----------
                                                           (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                $ 9,753,767        $ 7,902,508
  Accounts and notes receivable, less allowances of
    $5,000 in 2004 and $8,600 in 2003                          782,881            751,887
  Accounts due from employees and distributors                 116,756             72,846
  Inventories
          Finished goods                                     3,284,256          3,171,185
          Raw materials                                      1,408,876          1,047,068
          Sales aids and promotional materials                 415,168            452,066
                                                           -----------        -----------
                     Total inventories                       5,108,300          4,670,319

  Prepaid expenses and other current assets                  1,552,501            727,939
  Deferred income taxes                                        296,179            296,164
                                                           -----------        -----------
Total current assets                                        17,610,384         14,421,663

Other assets                                                   941,176            793,091
Accounts due from employees and distributors                   212,614             52,291

Property, plant and equipment:
            Land                                               829,222            829,222
            Building                                         8,795,747          8,801,913
            Machinery & equipment                            4,477,339          3,926,613
            Office equipment                                 1,155,955          1,093,106
            Computer equipment & software                    2,651,208          2,564,055
                                                           -----------        -----------
                                                            17,909,471         17,214,909
Less: Accumulated depreciation                               8,026,288          7,801,038
                                                           -----------        -----------
          Net property, plant and equipment                  9,883,183          9,413,871
                                                           -----------        -----------

Total assets                                               $28,647,357        $24,680,916
                                                           ===========        ===========

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                          March 31           December 31
                                                                            2004                 2003
                                                                        ------------         ------------
                                                                        (unaudited)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable and other accrued expenses           $  3,913,949         $  2,778,898
            Distributors commissions payable                               3,541,487            2,701,542
            Sales taxes payable                                              529,108              446,872
            Interest expense payable                                             476               42,808
            Payroll and payroll taxes payable                                728,266              626,665
                                                                        ------------         ------------
Total accounts payable and accrued expenses                                8,713,286            6,596,785

    Income taxes payable                                                   1,144,323              147,520
    Current maturities of long-term debt                                     353,269              421,063
                                                                        ------------         ------------
  Total current liabilities                                               10,210,878            7,165,368

Noncurrent liabilities:
    Long-term debt, less current maturities                                3,701,835            3,700,138
    Deferred income taxes                                                     77,000               77,000
    Other non-current liabilities                                            708,125              666,032
                                                                        ------------         ------------
Total noncurrent liabilities                                               4,486,960            4,443,170

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; 52,500 shares issued and outstanding
   as of 3/31/2004; 97,500 shares issued and outstanding                     525,000              975,000
   as of 12/31/2003
  Common stock, par value $.001 per share; 30,000,000
   authorized; 15,207,264 shares issued and 15,204,527
   shares outstanding as of 3/31/2004; 15,143,961 shares
   issued and 15,141,224 shares outstanding as of 12/31/2003                  15,207               15,144
  Additional paid-in capital                                              18,823,647           18,684,338
  Accumulated deficit                                                     (4,717,829)          (5,878,869)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                                   (687,798)            (714,527)
  Treasury stock                                                              (8,708)              (8,708)
                                                                        ------------         ------------

Total stockholders' equity                                                13,949,519           13,072,378
                                                                        ------------         ------------

Total liabilities and stockholders' equity                              $ 28,647,357         $ 24,680,916
                                                                        ============         ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)

                                                              Three months ended March 31
                                                               2004                 2003
                                                           ------------         ------------
Sales at suggested retail                                  $ 33,859,141         $ 26,856,164
  Less: distributor allowances on product purchases          10,381,309            8,184,714
                                                           ------------         ------------

Net sales                                                    23,477,832           18,671,450

Costs and expenses:
  Cost of products sold                                       3,854,279            3,307,718
  Distributor royalties and commissions                       9,320,390            7,255,198
  Selling, general and administrative                         7,520,950            6,370,984
                                                           ------------         ------------

Total costs and expenses                                     20,695,619           16,933,900
                                                           ------------         ------------

Income from operations                                        2,782,213            1,737,550

Other income (expense):
  Interest income                                                20,470               15,742
  Interest expense                                              (65,231)             (68,047)
  Other income/(expense)                                         14,195              (22,683)
                                                           ------------         ------------

Income before income taxes                                    2,751,647            1,662,562
Provision for income taxes                                    1,110,000              685,000
                                                           ------------         ------------

Net income                                                    1,641,647              977,562

Preferred dividends accrued and paid                             12,292                   --
                                                           ------------         ------------

Net income available to common shareholders                $  1,629,355         $    977,562
                                                           ============         ============

Earnings per common share - Basic                          $       0.11         $       0.07
                                                           ============         ============
   Weighted average shares                                   15,178,000           14,948,000
                                                           ============         ============

Earnings per common share - Diluted                        $       0.10         $       0.06
                                                           ============         ============
   Weighted average shares                                   16,959,000           16,645,000
                                                           ============         ============

2003 earnings per common share and weighted average shares have been adjusted for the five-for-four stock split declared in September 2003.

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                          Three months ended March 31
                                                                            2004                2003
                                                                        -----------         -----------
Operating activities:
Net income                                                              $ 1,641,647         $   977,562
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                            221,185             227,727
    Compensation expense for warrants granted                                19,317              22,514
    Deferred income taxes                                                        --              26,642
    Foreign currency transaction (gain)/loss                                (22,713)             36,704
    (Increase) decrease in accounts and notes receivable                   (234,687)            148,360
    (Increase) decrease in inventories                                     (434,181)            102,667
    (Increase) decrease in refundable income taxes                               --              (3,617)
    (Increase) decrease in prepaid expenses
      and other current assets                                             (822,201)           (365,621)
    (Increase) decrease in other assets                                     (50,736)             (9,501)
    Increase (decrease) in accounts payable and accrued expenses          2,151,671           1,113,548
    Increase (decrease) in income taxes payable                             996,039             410,933
                                                                        -----------         -----------

Net cash provided by operating activities                                 3,465,341           2,687,918

Investing activities:
Purchase of property, plant and equipment                                  (686,179)           (152,572)
                                                                        -----------         -----------

Net cash used in investing activities                                      (686,179)           (152,572)

Financing activities:
Proceeds from long-term borrowings                                               --              64,150
Principal payments on long-term borrowings and
capital lease obligations                                                   (66,818)           (148,051)
Proceeds from sale of common stock                                           48,601                  --
Proceeds from sale of preferred stock                                            --           1,500,000
Redemption of preferred stock                                              (450,000)                 --
Preferred stock dividends paid                                              (12,292)                 --
Repayment of loans by officers and directors                                     --               9,074
Proceeds from options exercised                                             112,966             108,820
Purchase of stock for treasury                                             (607,178)           (213,180)
                                                                        -----------         -----------

Net cash provided by (used in) financing activities                        (974,721)          1,320,813

Effect of exchange rate changes on cash and cash equivalents                 46,818              24,027
                                                                        -----------         -----------

Increase in cash and cash equivalents                                     1,851,259           3,880,186

Cash and cash equivalents at beginning of period                          7,902,508           3,364,484
                                                                        -----------         -----------

Cash and cash equivalents at end of period                              $ 9,753,767         $ 7,244,670
                                                                        ===========         ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2004

Note 1--    Basis of Presentation

            The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2003, filed March 26, 2004 with the Securities and Exchange Commission.

Note 2--    Reclassifications

            Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3--    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months ended March 31
                                                               2004         2003
                                                          ---------------------------
            Numerator:
              Numerator for basic and diluted
                earnings per share--net income
                available to common shareholders           $ 1,629,355  $   977,562
              Effect of convertible preferred stock:
                Dividends on preferred stock                    12,292           --
                                                           ------------------------

            Numerator for diluted earnings per share       $ 1,641,647  $   977,562

            Denominator:
              Denominator per basic earnings per
                share--weighted average shares              15,178,000   14,948,000
              Effect of convertible preferred stock and
                  dilutive securities:
                Convertible preferred stock                    204,000           --
                Employee stock options and other warrants    1,577,000    1,697,000
                                                           ------------------------

            Denominator for diluted earnings per
              share--adjusted weighted average shares       16,959,000   16,645,000
                                                           ========================

            Basic earnings per share                       $      0.11  $      0.07
                                                           ========================
            Diluted earnings per share                     $      0.10  $      0.06
                                                           ========================

            2003 earnings per share and weighted average shares have been adjusted for the 5-for-4 stock split declared in September 2003.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2004

Note 4--    Comprehensive Income

            Total comprehensive income was $1,668,376 for the three months ended March 31, 2004 and $1,016,339 for the three months ended March 31, 2003. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

                                                                  Three months ended March 31
                                                                       2004           2003
                                                                  ---------------------------
            Basic:
              Net income available to common
                shareholders, as reported                          $1,629,355     $  977,562
            Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects               45,959         65,300
                                                                   -------------------------
            Pro forma net income available to
              common shareholders                                  $1,583,396     $  912,262
                                                                   =========================

            Diluted:
              Net income available to common
                shareholders, as reported                          $1,641,647     $  977,562
            Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects               45,959         65,300
                                                                   -------------------------
            Pro forma net income available to
              common shareholders                                  $1,595,688     $  912,262
                                                                   =========================

            Earnings per share:
              Basic--as reported                                   $     0.11     $     0.07
                                                                   =========================
              Basic--pro forma                                     $     0.10     $     0.06
                                                                   =========================

              Diluted--as reported                                 $     0.10     $     0.06
                                                                   =========================
              Diluted--pro forma                                   $     0.09     $     0.05
                                                                   =========================

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2004

Note 6--    Standby Equity Distribution Agreement

            In February 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with an investment firm. Under the SEDA, the investment firm has committed to provide up to $5 million of funding to be drawn down at the Company's discretion by the purchase of the Company's common stock. The Company may request up to $210,000 in any seven-day period in exchange for issuing shares of its common stock to the investment firm. The facility may be used in whole or in part entirely at the Company's discretion, subject to an effective registration of the related shares. As of March 31, 2004, no shares have been issued or funds received by the Company under this agreement.

Note 7--    Redemption of Preferred Stock

            On March 31, 2003, the Company sold an aggregate of 150,000 shares of preferred stock to three officer/directors. The terms of the sale of these preferred shares have been previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003.

            In February 2004, the Company redeemed 15,000 shares from each officer/director for a total redemption of 45,000 shares at a value of $450,000. In April 2004, the Company redeemed the remaining 17,500 shares from each officer/director for a total redemption of 52,500 shares at a value of $525,000.

Note 8--    Related Party Tranactions

            In January 2004, the Company purchased a total of 116,564 shares of the Company's common stock from three officer/directors and one director. The total cost of the purchases was $607,178, for a weighted average purchase price of $5.21 per share. In April 2004, the Company purchased a total of 75,000 shares of the Company's common stock from two officer/directors. The total cost of the purchases was $686,802, for a weighted average purchase price of $9.16 per share. The price per share of each purchase was based on a discount from the market price per share at the time of purchase in order to approximate the dilutive impact of their shares on the open market.

Note 9--    Cash Dividend Declaration

            On May 4, 2004, the Company announced that the Board of Directors has declared a dividend of three cents ($0.03) per common share to all shareholders of record as of May 17, 2004, to be paid on or about May 31, 2004.

            The declaration of future dividends will be determined by the Board of Directors from time to time taking into account the results of operations, conditions, financial requirements of the Company and other factors. The Board of Directors may change the amount and timing of dividend distributions, at their discretion.