Form 10-Q
period 2004-06-30
RELIV INTERNATIONAL INC
filed 2004-08-11
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         COMMON STOCK 15,689,782 outstanding Shares as of June 30, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

      1. Interim Balance Sheet as of June 30, 2004 and Balance Sheet as of December 31, 2003.

      2. Interim Statements of Operations for the three and six month periods ending June 30, 2004 and June 30, 2003.

      3. Interim Statements of Cash Flows for the six month periods ending June 30, 2004 and June 30, 2003.

The Financial Statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company produces a line of food products including nutritional supplements, diet management products, and sports drink mixes. The Company also sells a line of skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia/New Zealand, Canada, Mexico, the United Kingdom/Ireland, the Philippines, Malaysia, and Singapore. As of June 30, 2004, the Company had approximately 67,900 distributors worldwide.

      The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20 percent to 40 percent of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped. In the six-month period ended June 30, 2004, sales in the United States made up approximately 87% of worldwide net sales, with the remainder from our international operations. This compares to 86% for all of 2003. The sales breakdown by country is given in greater detail in the "Net Sales by Region" table below.

      Cost of products sold primarily consists of expenses related to raw materials, labor, quality control, and overhead directly associated with the production and distribution of products and sales materials, as well as shipping costs, duties, and taxes associated with product exports.

      Distributor royalties and commissions are paid to Master Affiliates monthly, based on the sales of their distributor organization in the prior month. These expenses are governed by the distributor agreements. Also included in this expense item are other sales leadership bonuses that are directly related to the level of sales.

      Selling, general, and administrative expenses include compensation and benefits, all other selling expenses, marketing, promotional expenses, travel, and other corporate administrative expenses.

1.    Financial Condition

      The Company generated $3,628,000 of net cash during the first six months of 2004 from operating activities and used $2,733,000 in financing activities. This compares to $2,400,000 of net cash provided by operating activities and $1,026,000 was provided by financing activities in the first six months of 2003. Cash and cash equivalents increased by $493,000 to $7,410,000 as of June 30, 2004, compared to December 31, 2003.

      Significant changes in working capital items were an increase in inventory of $1,410,000, and an increase in prepaid expenses and other current assets of $222,000. These were offset by an increase in accounts payable and accrued expenses of $2,476,000 in the first six months of 2004. The increase in inventory is needed to support the increased sales levels of the Company, plus provide a safety stock for a planned production shutdown for approximately three weeks in late July and early August 2004. This shutdown is needed to install equipment to upgrade the capacity and improve the automation of the Company's production line. The increase in prepaid expenses and other current assets is due to prepayments for future promotional trips and for policy payments for various types of business insurance to be expensed over the lives of the policies. The increase in accounts payable and accrued expenses corresponds with the increase in inventory, coupled with the increase in distributor commissions payable at June 30, 2004, compared to December 31, 2003. This increase in distributor commissions payable is the result of higher worldwide sales in June 2004, compared to December 2003.

      The Company's net investing activities in the first six months of 2004 consisted of $1,348,000 for capital expenditures. The majority of these capital expenditures are part of the previously announced upgrade of the Company's manufacturing facility. Financing activities in the first six months of 2004 included the redemption of the remaining preferred stock issued in 2003 of $975,000, $460,000 in cash dividends paid on the Company's common stock in May 2004, and $1,294,000 in purchases of treasury stock. Most of this treasury stock was purchased from related parties and is described in greater detail in Note 8 of the Consolidated Financial Statements. The Company also received $132,000 in proceeds from the exercise of options.

      Stockholders' equity increased to $13,398,000 at June 30, 2004, compared with $13,072,000 at December 31, 2003. The increase is primarily due to the net income in the first six months of 2004 of the Company, reduced by the preferred stock redemption, cash dividends, and treasury stock purchases described above. Stockholders' equity was also negatively impacted by the slight strengthening of the U.S. dollar against a number of the currencies in which the

Company has operations during the first six months of 2004. This impact appears in the form of an increase in the foreign currency translation adjustment, which is reflected in accumulated other comprehensive loss. This cumulative adjustment worsened from an accumulated loss of $715,000 as of December 31, 2003, to an accumulated loss of $807,000, as of June 30, 2004.

      The Company's working capital balance was $6,410,000 at June 30, 2004, compared to $7,256,000 at December 31, 2003. The current ratio at June 30, 2004 was 1.70, compared to 2.01 at previous year-end. In March 2004, the Company renewed the term loan on its headquarters facility of approximately $3.5 million and extended the maturity of the loan until March 2007. In addition, the Company consolidated other loans related to this building totaling approximately $350,000 into this renewed loan. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory. The maximum borrowing limit is $1,000,000, with a variable interest rate equal to the prime rate. At June 30, 2004, the Company had not utilized any of the line of credit, with approximately $940,000 available under the line based on the Company's borrowing base formula. Also, in February 2004, the Company entered into a standby equity distribution agreement, which will provide the Company with up to $5 million of funding from the sale of its common stock. This agreement is described in greater detail in Note 6 of the Consolidated Financial Statements.

      Early in 2004, the Board of Directors approved a capital expenditure plan of $1 million to upgrade the production equipment in the Company's manufacturing facility. As of June 30, 2004, most of this equipment had been paid for from cash generated from operations. Also in May 2004, the Board of Directors declared a three-cent per common share cash dividend, in what the Company plans to be a semi-annual cash dividend payment plan. Management believes that the Company's cash flow from operations, the borrowing capacity under the line of credit agreement, and the standby equity distribution agreement will be sufficient to meet working capital requirements and fund the capital expenditure plans for the remainder of 2004 and 2005.

2.    Results of Operations

      The Company had net income available to common shareholders of $1,201,000 ($0.08 per share basic and $0.07 per share diluted) for the quarter ended June 30, 2004, compared to net income available to common shareholders of $909,000 ($0.06 per share basic and $0.05 per share diluted) for the same period in 2003. For the six months ended June 30, 2004, the Company had net income available to common shareholders of $2,830,000 ($0.19 per share basic, $0.17 per share diluted), compared to $1,886,000 ($0.13 per share basic, $0.11 per share diluted) in the same period in 2003. Earnings per common share for 2003 have been adjusted for the Company's five-for-four stock split declared in September 2003. Profitability continued to improve substantially as net sales in the second quarter of 2004 improved worldwide by 34%, led by a similar increase in net sales in the United States, the Company's primary market.

      The following table summarizes the net sales by geographic region for the three-month periods ended June 30, 2004 and 2003.

Net Sales by Region                     Three months ended June 30
(in thousands)                       2004                      2003             Change from
                                $      % of sales           $      % of sales    prior year    Change in %
                            ---------------------       --------------------------------------------------
United States               $ 20,446         85.6%      $ 15,260       85.9%      $  5,186           34.0%
Australia/New Zealand            565          2.4%           460        2.6%           105           22.8%
Canada                           378          1.6%           299        1.7%            79           26.4%
Mexico                           664          2.8%           911        5.1%          (247)         -27.1%
United Kingdom/Ireland           145          0.6%            97        0.5%            48           49.5%
Philippines                      674          2.8%           740        4.2%           (66)          -8.9%
Malaysia/Singapore             1,019          4.3%            --        0.0%         1,019            N/A
                            ---------------------       -------------------------------------------------

Consolidated total          $ 23,891        100.0%      $ 17,767      100.0%      $  6,124           34.5%
                            =====================       =================================================

The following table summarizes the net sales by geographic region for the six-month periods ended June 30, 2004 and 2003.

Net Sales by Region                      Six months ended June 30
(in thousands)                       2004                       2003            Change from
                                $      % of sales           $      % of sales    prior year    Change in %
                            ---------------------       --------------------------------------------------
United States               $ 41,017         86.6%      $ 31,058       85.2%      $  9,959           32.1%
Australia/New Zealand          1,158          2.4%           885        2.4%           273           30.8%
Canada                           776          1.6%           573        1.6%           203           35.4%
Mexico                         1,335          2.8%         1,687        4.6%          (352)         -20.9%
United Kingdom/Ireland           289          0.6%           198        0.5%            91           46.0%
Philippines                    1,370          2.9%         2,037        5.6%          (667)         -32.7%
Malaysia/Singapore             1,424          3.0%            --        0.0%         1,424            N/A
                            ---------------------       -------------------------------------------------

Consolidated total          $ 47,369        100.0%      $ 36,438      100.0%      $ 10,931           30.0%
                            =====================       =================================================

      The following table illustrates the Company's active distributors and Master Affiliates as of June 30, 2004 and 2003. The total amount of distributors also includes the Master Affiliates. The Company defines an active distributor as one that enrolls as a distributor or renews their distributorship during the prior twelve months. Growth in the number of active distributors and Master Affiliates is a key factor in continuing the growth of the business.

Active Distributors and Master Affiliates by Region

                                    as of 6/30/2004               as of 6/30/2003                   Change in %
                                               Master                          Master                           Master
                              Distributors   Affiliates       Distributors   Affiliates      Distributors     Affiliates
                             ----------------------------------------------------------      ---------------------------
United States                       45,040        9,870             38,900        7,020            15.8%          40.6%
Australia/New Zealand                2,770          230              2,540          180             9.1%          27.8%
Canada                               1,350          160              1,060          130            27.4%          23.1%
Mexico                               7,740          760              7,150        1,240             8.3%         -38.7%
United Kingdom/Ireland                 410           50                390           80             5.1%         -37.5%
Philippines                          6,510          580             11,340          900           -42.6%         -35.6%
Malaysia/Singapore                   4,080          520                N/A          N/A              N/A            N/A
                             ----------------------------------------------------------      ---------------------------

Consolidated total                  67,900       12,170             61,380        9,550            10.6%          27.4%
                             ==========================================================      ===========================

      In the United States, new distributor enrollments, strong retention, and strong growth in the number of Master Affiliates continue to be factors in the increased sales in this market. In the second quarter of 2004, approximately 6,100 new distributors were enrolled, as compared to approximately 5,100 in the same period of 2003. Distributor retention was approximately 56%, compared to an historical rate of 55%. The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States. In the second quarter of 2004, over 1,800 distributors achieved Master Affiliate status, as compared to approximately 1,100 in the same period of 2003. The trends in all of these key distributor force statistics are consistent with, or slightly better than those comparisons in the first quarter of 2004. The Company attributes the increase in sales and other sales statistics in part to the momentum created by the consistency and reinforcement of its training programs and business opportunity presentations, in the form of regional distributor conferences and other corporate-sponsored meetings. Beginning in early 2003, the Company replaced its winter conference with a series of regional conferences in areas of significant distributor groups in order to present the Reliv product line and business opportunity to more people. These activities have resulted in more experienced and productive distributors reaching the Master Affiliate level.

      During the second quarter of 2004, sales in the Company's international subsidiaries continue to show mixed results. In the aggregate, international sales increased by 37% to $3,446,000 in the second quarter of 2004, compared to $2,507,000 in the second quarter of 2003. Excluding sales of $1,019,000 in the new markets of Malaysia and Singapore in the second quarter of 2004, international sales declined by 3%. For the six months ended June 30, 2004, international sales were up 18%, compared to the same period in 2003.

      Sales in the markets of Canada, Australia/New Zealand, and the UK increased by at least 23% in each of these markets during the second quarter of 2004, versus the same period in 2003. The weakening of the United States dollar compared to the currencies in these markets over the course of 2003 accounts for $89,000 of the $232,000 increase in second quarter 2004 sales in these markets. On a constant-dollar basis, sales in these markets improved by 17% in both the second quarter and first six months of 2004, compared to the same periods in 2003. Sales in these markets continues to show improvement as the Company has completed its changes to the distributor compensation plan and continues to implement its training and distributor development system in these markets.

      Mexican sales decreased 27% in the second quarter of 2004, compared to the same period in 2003. Although new distributor enrollments increased by 15% in the second quarter of 2004, new Master Affiliate qualifications declined by 26%. Sales in the Philippines in the second quarter of 2004 decreased by 9%, compared to the same period in 2003. These two markets continue to implement changes in the business model, and these changes have had an impact on the sales in these markets.

      In the second quarter of 2004, sales were $1,019,000 in the Company's newest markets, Malaysia and Singapore. Sales began in Malaysia in September 2003, and in Singapore in late March 2004. Malaysia has become the Company's second largest market, in terms of sales.

      The following table summarizes selected items from the consolidated statement of operations, expressed as a percentage of net sales, for the periods indicated, and should be read in conjunction with the discussion of the components of the consolidated statements of operations that follow:

Selected data from the Consolidated                   Three Months Ended            Six Months Ended
Statements of Operations                                   June 30                       June 30
                                                      2004         2003             2004         2003
                                                     -------------------           -------------------
Cost of products sold                                 16.8%        16.9%            16.6%        17.3%

Distributor royalties and commissions                 40.0%        38.9%            39.9%        38.9%

Selling, general, and administrative                  34.8%        35.6%            33.4%        34.8%

Provision for income taxes                             3.4%         3.5%             4.0%         3.6%

Net income                                             5.0%         5.2%             6.0%         5.2%

      Cost of products sold as a percentage of net sales was 16.8% in the second quarter of 2004, as compared to 16.9% in the second quarter of 2003. The decrease in the percentage of cost of goods sold is the result of greater efficiencies gained in the production facility from increased production levels needed to support the growth in sales. Efficiencies are being gained as production levels have increased with minimal staffing increases and improved coverage of the fixed manufacturing costs.

      Distributor royalties and commissions as a percentage of net sales were 40.0% and 38.9% in the second quarter of 2004 and 2003, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales. The increase is primarily the result of the changes to the distributor compensation plan in Canada, the United Kingdom, and Australia/New Zealand over the course of 2003. These changes resulted in commission payments being made on the full retail value of the products sold, and the full effect of these changes impacted the first six months of 2004. Also, as the Company opened up new markets in Malaysia, last September, and Singapore, in March 2004, those markets paid commissions on the full retail value of the products at the time of opening. As a result, more of the Company's international sales are weighted towards full retail commission payments.

      Selling, general and administrative (SGA) expenses increased $1,992,000 in the second quarter of 2004, as compared to the second quarter of 2003. SGA expenses as a percentage of net sales decreased to 34.8% in the second quarter of 2004 compared to 35.6% in the second quarter of 2003. Of the total increase, $375,000 was from the SGA expenses of Malaysia and Singapore in the second quarter of 2004, as sales had not yet begun in these countries by the second quarter of 2003. The balance of the increase in the SGA of the remaining markets was made up of several components. Sales expenses represented approximately $651,000 of the increase. Some of the components were increased credit card fees due to the higher sales volume; increased conference call expenses, as the Company has implemented its use of this training and communications tool; and additional promotional bonuses. Marketing expenses have increased by $204,000, primarily in promotional trip expenses, and warehouse and distribution expenses have increased by $45,000 as the result of higher sales volumes.

      General and administrative expenses increased by approximately $717,000. The largest single component of this increase was an increase of approximately $288,000 in accounting fees and other accounting-related services. Most of this increase is the result of management's documentation and assessment of the internal control environment required under Section 404 of the Sarbanes-Oxley Act. Because of the rapid increase in the Company's stock price over the first six months of 2004, the Company has recently become an "Accelerated Filer". As a result, the period of time in which the Company has to perform this internal control assessment is compressed. The Company will have expenses on this project in the third and fourth quarter. Much of these costs will be one-time expenses, as part of the first year of compliance and testing under the Act. The other key components of the increase are in salaries and bonuses, fringe benefit expenses, business insurance, international development expenses, increased travel expenses, and increases in other costs of being a publicly-held company.

      The Company recorded income tax expense of $802,000 for the second quarter of 2004, an effective rate of 40.0%. In the second quarter of 2003, the Company recorded income tax expense of $629,000, an effective rate of 40.3%. For the six months ended June 30, 2004, the Company's effective tax rate was 40.2%, compared to 40.8% in the same period of 2003. The slightly higher rate in 2003 is primarily due to non-deductible losses in some of the Company's foreign markets, including Malaysia.

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

      The Company enters into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. The Company has accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net changes in the fair value of these forward contracts as of June 30, 2004 was a cumulative expense $53,000. As of June 30, 2004, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, or the British pound.

      There have been no other material changes in market risk exposures during the first six months of 2004 that affect the disclosures presented in Item 7A - "Qualitative and Quantitative Disclosures Regarding Market Risk" on pages 36 and 37 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

Item 4.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

      (b) Changes in internal controls. During the second quarter of 2004, there were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Part II.    OTHER INFORMATION

            Item 1. Legal Proceedings

            Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      In April, 2004, the Company purchased an aggregate of 75,000 shares of equity securities from certain of the Company's officers and directors for an average purchase price of $9.16 per share. These purchases are described in greater detail in Note 8 of the Consolidated Financial Statements under the heading "Related Party Transactions".

      The foregoing equity purchases by the Company during the fiscal quarter ended June 30, 2004 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES

                                                                                                  (d)
                                                                        (c)               Maximum Number (or
                                                                  Total Number of         Approximate Dollar
                             (a)                  (b)            Shares (or Units)       Value) of Shares (or
                       Total Number of       Average Price      Purchased as Part of    Units) that May Yet Be
                      Shares (or Units)      Paid per Share      Publicly Announced       Purchased Under the
      Period              Purchased            (or Unit)         Plans or Programs         Plans or Programs
April 1-30, 2004            75,000               $9.16                   0(1)                    N/A(1)

May 1-31, 2004                   0                  --                   0(1)                    N/A(1)

June 1-30, 2004                  0                  --                   0(1)                    N/A(1)

----------

(1) There is no publicly announced plan or program for the redemption or repurchase of the Company's equity securities.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Shareholders on May 25, 2004, the following actions were submitted and approved by vote of the shareholders:

1.    Election of 7 directors; and

2. Ratification of the Board's selection of Ernst & Young LLP as the Company's independent certified public accountants.

A total of 14,209,000 shares (approximately 94%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.    For the directors as follows:

        Name                    Total Votes For           Total Votes Against
        ----                    ---------------           -------------------

Robert L. Montgomery              14,193,807                    15,626
David G. Kreher                   14,192,871                    16,563
Donald L. McCain                  14,198,420                    11,014
Stephen M. Merrick                14,195,965                    13,469

John B. Akin                      14,198,420                    11,014
Denis St. John                    14,196,784                    12,650
Robert M. Henry                   14,194,463                    14,930

2.    For the Ratification of Ernst & Young LLP as follows:

                                                   Total Broker Non-Votes and
      Total Votes For    Total Votes Against           Total Votes Abstain
      ---------------    -------------------       --------------------------

        14,146,597             34,900                       26,827

Item 5. Other Information

            The Company notes that in September 2003 and again in January 2004, it received communications from the Secretary of State of Illinois, Securities Department. In a September 2003 letter, the Securities Division inquired, without concluding, whether the Company may have made certain misrepresentations and/or omissions concerning the background of unidentified Reliv' officers and/or directors. It sought information and flowcharts regarding Reliv' officers, board members and various committees. In a January 2004 Subpoena, the State sought specific information regarding former Reliv' "outside" Board member, Marvin Solomonson. This information included, but was not limited to, information about Solomonson's background, training, credentials, compensation, and any investigation by the Company of Solomonson and disclosures regarding these.

      The Company provided timely information to the Secretary of State regarding all these matters. Since its reply, the State has sought no further information. No action of any kind has been taken by the State. The Company also notes the following. On December 27, 2000, Solomonson entered into a Consent Order of Prohibition and Fine ("COPF") with the Division of Securities. Pursuant to this COPF, Solomonson was fined $2,000, censured, required to sell securities only in conformance with the Securities Act, and, without admitting or denying any matter, was determined to have violated Section 12.C of the Illinois Securities Act by selling an investment certificate after his Illinois securities registration had terminated.

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

                  10.1 Standby Equity Distribution Agreement dated February 24, 2004, between the Registrant and Cornell Capital Partners, LP (incorporate by reference Exhibit 10.1 to the Form 10-Q of the Registrant for quarter ended March 31, 2004)

                  10.2 Registration Rights Agreement dated February 24, 2004, between the Registrant and Cornell Capital Partners, LP (incorporate by reference Exhibit
                              10.2 to the Form 10-Q of the Registrant for quarter ended March 31, 2004)

                  10.3 Escrow Agreement between Registrant, Cornell Capital Partners, LP and Butler Gonzalez LLP (incorporate by reference Exhibit 10.3 to the Form 10-Q of the Registrant for quarter ended March 31,
                              2004)

                  31.1 Sarbanes-Oxley Act Section 302 Certifications for Robert L. Montgomery

                  31.2 Sarbanes-Oxley Act Section 302 Certification for David G. Kreher

                  32.1 Sarbanes-Oxley Act Section 906 Certification for Robert L. Montgomery, President, Chief Executive Officer

                  32.2 Sarbanes-Oxley Act Section 906 Certification for David G. Kreher, Chief Financial Officer

      (b) The Company filed two Current Reports Form 8-K on May 4, 2004, one reporting its financial results for the fiscal quarter ended March 31, 2004, and the other reporting a $0.03 per share cash dividend on shares of the Registrant's common stock. The Company has not filed any other Current Reports on Form 8-K during the quarter covered by this report.

* Also incorporated by reference the Exhibits filed as part of the SB-18 Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2004                    RELIV' INTERNATIONAL, INC.


                                          By: /s/ Robert L. Montgomery
                                             -----------------------------------
                                              Robert L. Montgomery, President,
                                              Chief Executive Officer


                                          By: /s/ David G. Kreher
                                             -----------------------------------
                                              David G. Kreher, Chief
                                              Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                           June 30        December 31
                                                             2004             2003
                                                         -----------      -----------
                                                         (unaudited)
Assets

Current assets:
  Cash and cash equivalents                              $ 7,409,656      $ 7,902,508
  Accounts and notes receivable, less allowances of
    $7,600 in 2004 and $8,600 in 2003                        647,604          751,887
  Accounts due from employees and distributors               117,306           72,846
  Inventories
          Finished goods                                   3,741,211        3,171,185
          Raw materials                                    1,849,664        1,047,068
          Sales aids and promotional materials               458,828          452,066
                                                         -----------      -----------
                     Total inventories                     6,049,703        4,670,319

  Refundable income taxes                                    122,158               --
  Prepaid expenses and other current assets                  941,348          727,939
  Deferred income taxes                                      292,173          296,164
                                                         -----------      -----------
Total current assets                                      15,579,948       14,421,663

Other assets                                               1,109,257          793,091
Accounts due from employees and distributors                 195,963           52,291

Property, plant and equipment:
            Land                                             829,222          829,222
            Building                                       8,887,443        8,801,913
            Machinery & equipment                          4,860,489        3,926,613
            Office equipment                               1,160,000        1,093,106
            Computer equipment & software                  2,513,190        2,564,055
                                                         -----------      -----------
                                                          18,250,344       17,214,909
Less: Accumulated depreciation                             8,005,566        7,801,038
                                                         -----------      -----------
          Net property, plant and equipment               10,244,778        9,413,871
                                                         -----------      -----------

Total assets                                             $27,129,946      $24,680,916
                                                         ===========      ===========

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                      June 30          December 31
                                                                        2004              2003
                                                                   ------------       ------------
                                                                    (unaudited)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable and other accrued expenses      $  4,297,885       $  2,778,898
            Distributors commissions payable                          3,453,920          2,701,542
            Sales taxes payable                                         425,283            446,872
            Interest expense payable                                      2,077             42,808
            Payroll and payroll taxes payable                           641,217            626,665
                                                                   ------------       ------------
Total accounts payable and accrued expenses                           8,820,382          6,596,785

    Income taxes payable                                                     --            147,520
    Current maturities of long-term debt                                350,000            421,063
                                                                   ------------       ------------
  Total current liabilities                                           9,170,382          7,165,368

Noncurrent liabilities:
  Long-term debt, less current maturities                             3,599,128          3,700,138
  Deferred income taxes                                                  77,000             77,000
  Other non-current liabilities                                         885,200            666,032
                                                                   ------------       ------------
Total noncurrent liabilities                                          4,561,328          4,443,170

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; -0- shares issued and outstanding
   as of 6/30/2004; 97,500 shares issued and outstanding                     --            975,000
   as of 12/31/2003
  Common stock, par value $.001 per share; 30,000,000
   authorized; 15,692,519 shares issued and 15,689,782
   shares outstanding as of 6/30/2004; 15,143,961 shares
   issued and 15,141,224 shares outstanding as of 12/31/2003             15,693             15,144
  Additional paid-in capital                                         19,321,726         18,684,338
  Accumulated deficit                                                (5,123,877)        (5,878,869)
  Accumulated other comprehensive loss:
    Foreign currency translation adjustment                            (806,598)          (714,527)
  Treasury stock                                                         (8,708)            (8,708)
                                                                   ------------       ------------

Total stockholders' equity                                           13,398,236         13,072,378
                                                                   ------------       ------------

Total liabilities and stockholders' equity                         $ 27,129,946       $ 24,680,916
                                                                   ============       ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)

                                                            Three months ended June 30            Six months ended June 30
                                                             2004                2003              2004               2003
                                                         ------------       ------------       ------------       ------------
Sales at suggested retail                                $ 34,280,799       $ 25,407,802       $ 68,139,940       $ 52,263,966
  Less: distributor allowances on product purchases        10,389,594          7,641,155         20,770,903         15,825,869
                                                         ------------       ------------       ------------       ------------

Net sales                                                  23,891,205         17,766,647         47,369,037         36,438,097

Costs and expenses:
  Cost of products sold                                     4,000,626          3,008,695          7,854,905          6,316,413
  Distributor royalties and commissions                     9,562,686          6,914,507         18,883,076         14,169,705
  Selling, general and administrative                       8,314,261          6,321,793         15,835,211         12,692,777
                                                         ------------       ------------       ------------       ------------

Total costs and expenses                                   21,877,573         16,244,995         42,573,192         33,178,895
                                                         ------------       ------------       ------------       ------------

Income from operations                                      2,013,632          1,521,652          4,795,845          3,259,202

Other income (expense):
  Interest income                                              27,883             24,162             48,353             39,904
  Interest expense                                            (46,671)           (69,961)          (111,902)          (138,008)
  Other income/(expense)                                        8,023             84,187             22,218             61,504
                                                         ------------       ------------       ------------       ------------

Income before income taxes                                  2,002,867          1,560,040          4,754,514          3,222,602
Provision for income taxes                                    802,000            629,000          1,912,000          1,314,000
                                                         ------------       ------------       ------------       ------------

Net income                                                  1,200,867            931,040          2,842,514          1,908,602

Preferred dividends accrued and paid                               --             22,500             12,292             22,500
                                                         ------------       ------------       ------------       ------------

Net income available to common shareholders              $  1,200,867       $    908,540       $  2,830,222       $  1,886,102
                                                         ============       ============       ============       ============

Earnings per common share - Basic                        $       0.08       $       0.06       $       0.19       $       0.13
                                                         ============       ============       ============       ============
  Weighted average shares                                  15,393,000         14,953,000         15,285,000         14,958,000
                                                         ============       ============       ============       ============

Earnings per common share - Diluted                      $       0.07       $       0.05       $       0.17       $       0.11
                                                         ============       ============       ============       ============
  Weighted average shares                                  17,389,000         17,085,000         16,976,000         16,877,000
                                                         ============       ============       ============       ============

2003 earnings per common share and weighted average shares have been adjusted for the five-for-four stock split declared in September 2003.

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                          Six months ended June 30
                                                                           2004                2003
                                                                      -------------       -------------
Operating activities:
Net income                                                            $   2,842,514       $   1,908,602
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                            508,767             463,987
    Compensation expense for warrants granted                                38,667              45,032
    Deferred income taxes                                                        --              12,700
    Foreign currency transaction (gain)/loss                                (21,046)             (1,284)
    (Increase) decrease in accounts and notes receivable                    (96,522)            167,511
    (Increase) decrease in inventories                                   (1,410,092)         (1,069,936)
    (Increase) decrease in refundable income taxes                         (122,158)              8,059
    (Increase) decrease in prepaid expenses
      and other current assets                                             (222,207)           (296,953)
    (Increase) decrease in other assets                                    (218,817)            (83,834)
    Increase (decrease) in accounts payable and accrued expenses          2,476,295           1,371,112
    Increase (decrease) in income taxes payable                            (147,560)           (124,535)
                                                                      -------------       -------------

Net cash provided by operating activities                                 3,627,841           2,400,461

Investing activities:
Purchase of property, plant and equipment                                (1,348,385)           (322,400)
                                                                      -------------       -------------

Net cash used in investing activities                                    (1,348,385)           (322,400)

Financing activities:
Proceeds from long-term borrowings                                               --              64,150
Principal payments on long-term borrowings and
    capital lease obligations                                              (172,488)           (301,913)
Proceeds from sale of common stock                                           48,601                  --
Proceeds from sale of preferred stock                                            --           1,500,000
Redemption of preferred stock                                              (975,000)                 --
Preferred stock dividends paid                                              (12,292)            (22,500)
Common stock dividends paid                                                (460,319)                 --
Repayment of loans by officers and directors                                     --              20,500
Proceeds from options exercised                                             132,388             132,492
Purchase of stock for treasury                                           (1,293,980)           (366,605)
                                                                      -------------       -------------

Net cash provided by (used in) financing activities                      (2,733,090)          1,026,124

Effect of exchange rate changes on cash and cash equivalents                (39,218)            133,077
                                                                      -------------       -------------

Increase (decrease) in cash and cash equivalents                           (492,852)          3,237,262

Cash and cash equivalents at beginning of period                          7,902,508           3,437,966
                                                                      -------------       -------------

Cash and cash equivalents at end of period                            $   7,409,656       $   6,675,228
                                                                      =============       =============

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2004

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

Note 3--    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended June 30         Six months ended June 30
                                                                   2004             2003             2004             2003
                                                               ----------------------------      ----------------------------
            Numerator:
              Numerator for basic and diluted
                earnings per share--net income
                available to common shareholders               $ 1,200,867      $   908,540      $ 2,830,222      $ 1,886,102
              Effect of convertible preferred stock:
                Dividends on preferred stock                            --           22,500           12,292           22,500
                                                               ----------------------------      ----------------------------

            Numerator for diluted earnings per share           $ 1,200,867      $   931,040      $ 2,842,514      $ 1,908,602

            Denominator:
              Denominator per basic earnings per
                share--weighted average shares                  15,393,000       14,953,000       15,285,000       14,958,000
              Effect of convertible preferred stock and
                  dilutive securities:
                Convertible preferred stock                             --          465,000          106,000          234,000
                Employee stock options and other warrants        1,996,000        1,667,000        1,585,000        1,685,000
                                                               ----------------------------      ----------------------------

            Denominator for diluted earnings per
              share--adjusted weighted average shares           17,389,000       17,085,000       16,976,000       16,877,000
                                                               ============================      ============================

            Basic earnings per share                           $      0.08      $      0.06      $      0.19      $      0.13
                                                               ============================      ============================
            Diluted earnings per share                         $      0.07      $      0.05      $      0.17      $      0.11
                                                               ============================      ============================

            2003 earnings per share and weighted average shares have been adjusted for the 5-for-4 stock split declared in September 2003.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2004

Note 4--    Comprehensive Income

            Total comprehensive income was $1,082,067 and $2,750,443 for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, comprehensive income was $1,022,568 and $2,038,907, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

                                                                    Three months ended June 30       Six months ended June 30
                                                                       2004            2003             2004           2003
                                                                    --------------------------      --------------------------
            Basic:
              Net income available to common
                shareholders, as reported                           $1,200,867      $  908,540      $2,830,222      $1,886,102
            Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects                   369          31,872          46,328          97,172
                                                                    --------------------------      --------------------------
            Pro forma net income available to
              common shareholders                                   $1,200,498      $  876,668      $2,783,894      $1,788,930
                                                                    ==========================      ==========================

            Diluted:
              Net income available to common
                shareholders, as reported                           $1,200,867      $  931,040      $2,842,514      $1,908,602
            Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects                   369          31,872          46,328          97,172
                                                                    --------------------------      --------------------------
            Pro forma net income available to
              common shareholders                                   $1,200,498      $  899,168      $2,796,186      $1,811,430
                                                                    ==========================      ==========================

            Earnings per share:
              Basic--as reported                                    $     0.08      $     0.06      $     0.19      $     0.13
                                                                    ==========================      ==========================
              Basic--pro forma                                      $     0.08      $     0.06      $     0.18      $     0.12
                                                                    ==========================      ==========================

              Diluted--as reported                                  $     0.07      $     0.05      $     0.17      $     0.11
                                                                    ==========================      ==========================
              Diluted--pro forma                                    $     0.07      $     0.05      $     0.16      $     0.11
                                                                    ==========================      ==========================

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2004

Note 6--    Standby Equity Distribution Agreement

            In February 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with an investment firm. Under the SEDA, the investment firm has committed to provide up to $5 million of funding to be drawn down at the Company's discretion by the purchase of the Company's common stock. The Company may request up to $210,000 in any seven-day period in exchange for issuing shares of its common stock to the investment firm. The facility may be used in whole or in part entirely at the Company's discretion, subject to an effective registration of the related shares. As of June 30, 2004, no shares have been issued or funds received by the Company under this agreement.

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

Note 9--    Cash Dividend Declaration

            On May 4, 2004, the Company announced that the Board of Directors had declared a dividend of three cents ($0.03) per common share to all shareholders of record as of May 17, 2004, that was paid on May 31, 2004.

            The declaration of future dividends will be determined by the Board of Directors from time to time taking into account the results of operations, conditions, financial requirements of the Company and other factors. The Board of Directors may change the amount and timing of dividend distributions, at their discretion.