Form 10-Q
period 2004-09-30
RELIV INTERNATIONAL INC
filed 2004-11-08
CIK 768710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       COMMON STOCK 16,040,170 outstanding Shares as of September 30, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

      1. Interim Balance Sheet as of September 30, 2004 and Balance Sheet as of December 31, 2003.

      2. Interim Statements of Operations for the three and nine month periods ending September 30, 2004 and September 30, 2003.

      3. Interim Statements of Cash Flows for the nine month periods ending September 30, 2004 and September 30, 2003.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company produces a line of food products including nutritional supplements, diet management products, and sports drink mixes. The Company also sells a line of skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia/New Zealand, Canada, Mexico, the United Kingdom/Ireland, the Philippines, Malaysia, and Singapore. As of September 30, 2004, the Company had approximately 70,800 distributors worldwide.

      The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20 percent to 40 percent of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped. In the nine-month period ended September 30, 2004, sales in the United States made up approximately 86% of worldwide net sales, with the remainder from our international operations. This compares to 86% for all of 2003. The sales breakdown by country is given in greater detail in the "Net Sales by Region" table below.

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

1. Financial Condition

      The Company generated $5,549,000 of net cash during the first nine months of 2004 from operating activities and used $2,792,000 in financing activities. This compares to $3,869,000 of net cash provided by operating activities and $452,000 provided by financing activities in the first nine months of 2003. Cash and cash equivalents increased by $1,241,000 to $9,144,000 as of September 30, 2004, compared to December 31, 2003.

      Significant changes in working capital items were an increase in inventory of $1,511,000, an increase in refundable income taxes of $351,000, and an increase in prepaid expenses and other current assets of $439,000. These were offset by an increase in accounts payable and accrued expenses of $2,380,000 in the first nine months of 2004. The increase in inventory is needed to support the increased sales levels of the Company. The increase in refundable income taxes is the result of the tax benefit of $1,026,000 from the exercise of nonqualified options and warrants in the third quarter, net of the income tax expense recognized in the quarter. The increase in prepaid expenses and other current assets is due to prepayments for future promotional trips and for policy payments for various types of business insurance to be expensed over the lives of the policies. The increase in accounts payable and accrued expenses corresponds with the increase in inventory, coupled with the increase in distributor commissions payable at September 30, 2004, compared to December 31, 2003. This increase in distributor commissions payable is the result of higher worldwide sales in September 2004, compared to December 2003.

      The Company's net investing activities in the first nine months of 2004 consisted of $1,604,000 for capital expenditures, offset by proceeds of $120,000 from the sale of equipment. The majority of these capital expenditures are part of the previously announced upgrade of the Company's manufacturing facility. Financing activities in the first nine months of 2004 included the redemption of the remaining preferred stock issued in 2003 of $975,000, $460,000 in cash dividends paid on the Company's common stock in May 2004, and $1,294,000 in purchases of treasury stock. Most of this treasury stock was purchased from related parties and is described in greater detail in Note 8 of the

Consolidated Financial Statements. The Company also received $257,000 in proceeds from the exercise of options and warrants.

      Stockholders' equity increased to $15,842,000 at September 30, 2004, compared with $13,072,000 at December 31, 2003. The increase is primarily due to the net income in the first nine months of 2004 of the Company, along with the tax benefit from the exercise of options and warrants as described above. Equity was reduced by the preferred stock redemption, cash dividends, and treasury stock purchases described above. Stockholders' equity was also negatively impacted by the slight strengthening of the U.S. dollar against some of the currencies in which the Company has operations during the first nine months of 2004, primarily the Mexican and Philippine pesos. This impact appears in the form of an increase in the foreign currency translation adjustment, which is reflected in accumulated other comprehensive loss. This cumulative adjustment increased from an accumulated loss of $715,000 as of December 31, 2003, to an accumulated loss of $797,000, as of September 30, 2004.

      The Company's working capital balance was $8,880,000 at September 30, 2004, compared to $7,256,000 at December 31, 2003. The current ratio at September 30, 2004 was 1.98, compared to 2.01 at previous year-end. In March 2004, the Company renewed the term loan on its headquarters facility of approximately $3.5 million and extended the maturity of the loan until March 2007. In addition, the Company consolidated other loans related to this building totaling approximately $350,000 into this renewed loan. The Company also has an operating line of credit, with a limit based on a collateral-based formula of accounts receivable and inventory. The maximum borrowing limit is $1,000,000, with a variable interest rate equal to the prime rate. At September 30, 2004, the Company had not utilized any of the line of credit, with approximately $950,000 available under the line based on the Company's borrowing base formula.

      Early in 2004, the Board of Directors approved a capital expenditure plan of $1 million to upgrade the production equipment in the Company's manufacturing facility. This upgrade was completed during the third quarter of 2004. As of September 30, 2004, this equipment had been paid for from cash generated from operations. Also in May 2004, the Board of Directors declared a three-cent per common share cash dividend, in what the Company plans to be a semi-annual cash dividend payment plan. Management believes that the Company's cash flow from operations, and the borrowing capacity under the line of credit agreement will be sufficient to meet working capital requirements and fund the capital expenditure plans for the remainder of 2004 and 2005.

2. Results of Operations

      The Company had net income available to common shareholders of $1,264,000 ($0.08 per share basic and $0.07 per share diluted) for the quarter ended September 30, 2004, compared to net income available to common shareholders of $1,193,000 ($0.08 per share basic and $0.07 per share diluted) for the same period in 2003. For the nine months ended September 30, 2004, the Company had net income available to common shareholders of $4,094,000 ($0.26 per share basic, $0.24 per share diluted), compared to $3,079,000 ($0.21 per share basic, $0.18 per share diluted) in the same period in 2003. Earnings per common share for 2003 have been adjusted for the Company's five-for-four stock split declared in September 2003. Net sales in the third quarter of 2004 improved worldwide by 23%, led by a similar increase in net sales in the United States, the Company's primary market. However, profitability only increased by 6% during the quarter, as the Company continues to incur significant expenses related to management's documentation and assessment of internal control as required by the Sarbanes-Oxley Act of 2002.

      The following table summarizes the net sales by geographic region for the three-month periods ended September 30, 2004 and 2003.

Net Sales by Region                 Three months ended September 30
(in thousands)                  2004                       2003                 Change from
                               $       % of sales         $       % of sales    prior year   Change in %
                            ---------------------      -------------------------------------------------
United States               $20,705         85.7%      $16,875         86.0%      $ 3,830          22.7%
Australia/New Zealand           642          2.7%          529          2.7%          113          21.4%
Canada                          455          1.9%          319          1.6%          136          42.6%
Mexico                          642          2.7%          916          4.7%         (274)        -29.9%
United Kingdom/Ireland          122          0.5%          150          0.8%          (28)        -18.7%
Philippines                     767          3.2%          746          3.8%           21           2.8%
Malaysia/Singapore              839          3.5%           79          0.4%          760           N/A
                            ---------------------      -------------------------------------------------

Consolidated total          $24,172        100.0%      $19,614        100.0%      $ 4,558          23.2%
                            =====================      =================================================

The following table summarizes the net sales by geographic region for the nine-month periods ended September 30, 2004 and 2003.

Net Sales by Region                  Nine months ended September 30
(in thousands)                  2004                       2003                 Change from
                               $       % of sales         $       % of sales    prior year   Change in %
                            ---------------------      -------------------------------------------------
United States               $61,722         86.3%      $47,933         85.5%      $13,789          28.8%
Australia/New Zealand         1,800          2.5%        1,414          2.5%          386          27.3%
Canada                        1,231          1.7%          892          1.6%          339          38.0%
Mexico                        1,977          2.8%        2,602          4.6%         (625)        -24.0%
United Kingdom/Ireland          411          0.6%          349          0.6%           62          17.8%
Philippines                   2,137          3.0%        2,783          5.0%         (646)        -23.2%
Malaysia/Singapore            2,263          3.2%           79          0.1%        2,184           N/A
                            ---------------------      -------------------------------------------------

Consolidated total          $71,541        100.0%      $56,052        100.0%      $15,489          27.6%
                            =====================      =================================================

      The following table illustrates the Company's active distributors and Master Affiliates as of September 30, 2004 and 2003. The total amount of distributors also includes the Master Affiliates. The Company defines an active distributor as one that enrolls as a distributor or renews their distributorship during the prior twelve months. Growth in the number of active distributors and Master Affiliates is a key factor in continuing the growth of the business.

Active Distributors and Master Affiliates by Region

                                as of 9/30/2004               as of 9/30/2003                   Change in %
                                          Master                        Master                          Master
                        Distributors    Affiliates    Distributors    Affiliates     Distributors     Affiliates
                        --------------------------------------------------------     ---------------------------
United States                 46,030        11,120          39,500         7,780            16.5%          42.9%
Australia/New Zealand          2,990           260           2,570           190            16.3%          36.8%
Canada                         1,440           190           1,120           150            28.6%          26.7%
Mexico                         8,000           720           7,000         1,310            14.3%         -45.0%
United Kingdom/Ireland           410            50             430            90            -4.7%         -44.4%
Philippines                    6,710           610          10,080           910           -33.4%         -33.0%
Malaysia/Singapore             5,220           710              70            --             N/A            N/A
                              --------------------------------------------------           ---------------------

Consolidated total            70,800        13,660          60,770        10,430            16.5%          31.0%
                              ==================================================           =====================

      In the United States, new distributor enrollments, strong retention, and strong growth in the number of Master Affiliates continue to be factors in the increased sales in this market. Through the first nine months of 2004, approximately 17,700 new distributors were enrolled, as compared to approximately 15,600 in the same period of 2003. Distributor retention was approximately 59% for the year to date, compared to an historical rate of 55%. The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States. Through the first nine months of 2004, over 5,100 distributors achieved Master Affiliate status, as compared to approximately 3,650 in the same period of 2003. The Company attributes the increase in sales and other sales statistics in part to the momentum created by the consistency and reinforcement of its training programs and business opportunity presentations, in the form of regional distributor conferences and other corporate-sponsored meetings. Also, the Company held its annual international distributor conference in St. Louis, Missouri in August 2004 with approximately 6,000 distributors in attendance. These activities have resulted in more distributors reaching the Master Affiliate level, who are more experienced and productive distributors.

      During the third quarter of 2004, sales in the Company's international subsidiaries continue to show mixed results. In aggregate, international sales increased by 27% to $3,467,000 in the third quarter of 2004, compared to $2,739,000 in the third quarter of 2003. Sales in the Company's newest markets of Malaysia and Singapore were $839,000 in the third quarter of 2004, compared to $79,000 in the same period in 2003. Malaysia opened for business in September 2003 and Singapore in March 2004. For the nine months ended September 30, 2004, international sales were up 21%, compared to the same period in 2003.

      Sales in the markets of Canada and Australia/New Zealand increased by 43% and 21%, respectively, in each of these markets during the third quarter of 2004, versus the same period in 2003. The weakening of the United States dollar compared to the currencies in these markets accounts for $87,000 of the $249,000 increase in third quarter 2004 sales in these markets. On a constant-dollar basis, sales in Canada improved by 34% and in Australia/New Zealand by 10% in the third quarter of 2004, compared to the same period in 2003. Sales in these markets continues to show improvement as the Company has completed its changes to the distributor compensation plan and continues to implement its training and distributor development system in these markets.

      Mexican sales decreased 30% in the third quarter of 2004, compared to the same period in 2003. Although new distributor enrollments increased by 18% in the third quarter of 2004, new Master Affiliate qualifications declined by 68%. Sales in the Philippines in the third quarter of 2004 increased by 3%, compared to the same period in 2003. These two markets continue to implement changes in the business model, and these changes have had an impact on the sales in these markets.

      The following table summarizes selected items from the consolidated statement of operations, expressed as a percentage of net sales, for the periods indicated, and should be read in conjunction with the discussion of the components of the consolidated statements of operations that follow:

   Selected data from the Consolidated       Three Months Ended    Nine Months Ended
   Statements of Operations                     September 30         September 30
                                              2004       2003       2004       2003
                                              -----------------    -----------------
   Cost of products sold                      17.1%      16.8%      16.8%      17.2%

   Distributor royalties and commissions      39.4%      38.7%      39.7%      38.8%

   Selling, general, and administrative       34.9%      34.0%      33.9%      34.6%

   Provision for income taxes                  3.3%       4.2%       3.8%       3.8%

   Net income                                  5.2%       6.2%       5.7%       5.6%

      Cost of products sold as a percentage of net sales was 17.1% in the third quarter of 2004, as compared to 16.8% in the third quarter of 2003. The increase in the percentage of cost of goods sold is the result of lower production levels during the third quarter of 2004 while the plant was in a planned shutdown for the installation of new equipment. Also, the cost of increased analytical testing procedures required under TGA (Australia) regulations contributed to the overall COGS percentage increase.

      Distributor royalties and commissions as a percentage of net sales were 39.4% and 38.7% in the third quarter of 2004 and 2003, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales. The increase is primarily the result of the changes to the distributor compensation plan in Canada, the United Kingdom, and Australia/New Zealand over the course of 2003. These changes resulted in commission payments being made on the full retail value of the products sold, and the full effect of these changes impacted the first nine months of 2004. Also, as the Company opened up new markets in Malaysia, last September, and Singapore, in March 2004, those markets paid commissions on the full retail value of the products at the time of opening. As a result, more of the Company's international sales are weighted towards full retail commission payments.

      Selling, general and administrative (SGA) expenses increased $1,758,000 in the third quarter of 2004, as compared to the third quarter of 2003. SGA expenses as a percentage of net sales increased to 34.9% in the third quarter of 2004 compared to 34.0% in the third quarter of 2003. A portion of the SGA increase was the result of the opening of Singapore during 2004 and Malaysia being open for all of the third quarter of 2004, versus just the month of September in 2003. SGA expenses were $388,000 for Malaysia and Singapore for the third quarter of 2004, compared to $101,000 for the third quarter of 2003. On a consolidated basis, sales expenses represented approximately $547,000 of the increase. Some of the components were increased credit card fees due to the higher sales volume; increased conference call expenses, as the Company has implemented its use of this training and communications tool; and additional promotional bonuses. Marketing expenses have increased by $101,000, primarily in promotional trip expenses, newsletter expenses, and salaries; and warehouse and distribution expenses have increased by $21,000 as the result of higher sales volumes.

      General and administrative expenses increased by approximately $1,089,000. The largest single component of this increase was an increase of approximately $630,000 in accounting fees and other accounting-related services. Most of this increase is the result of management's documentation and assessment of the internal control environment required under Section 404 of the Sarbanes-Oxley Act. Because of the rapid increase in the Company's stock price over the first six months of 2004, the Company has been classified as an "Accelerated Filer". As a result, the period of time in which the Company has to perform this internal control assessment is compressed. The Company will continue to have expenses on this project in the fourth quarter; however, the expenses are expected to lower than in the third quarter. Many of these costs will be one-time expenses, as part of the first year start up and documentation under the Act. The other key components of the increase are in salaries, fringe benefit expenses, business insurance, international development expenses, increased directors' fees, and increases in other costs of being a publicly-held company.

      The Company recorded income tax expense of $807,000 for the third quarter of 2004, an effective rate of 39.0%. In the third quarter of 2003, the Company recorded income tax expense of $815,000, an effective rate of 40.2%. For the nine months ended September 30, 2004, the Company's effective tax rate was 39.8%, compared to 40.6% in the same period of 2003. The slightly higher rate in 2003 is primarily due to non-deductible losses in some of the Company's foreign markets, including Malaysia.

Critical Accounting Policies

      A summary of our critical accounting policies and estimates is presented on page 35 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004. There have been no changes made to those policies to date in 2004.

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

      The Company enters into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. The Company has accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net changes in the fair value of these forward contracts as of September 30, 2004 was a cumulative expense $87,000. As of September 30, 2004, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, or the British pound.

      There have been no other material changes in market risk exposures during the first nine months of 2004 that affect the disclosures presented in Item 7A - "Qualitative and Quantitative Disclosures Regarding Market Risk" on pages 36 and 37 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

      (b) Changes in internal controls. During the third quarter of 2004, there were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

            Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            Not applicable.

Item 3. Defaults Upon Senior Securities

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable

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

                  Exhibit No.                     Description
                  -----------                     -----------

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

Dated: November 8, 2004                 RELIV' INTERNATIONAL, INC.


                                        By: /s/ Robert L. Montgomery
                                            --------------------------------
                                            Robert L. Montgomery, President,
                                            Chief Executive Officer


                                        By: /s/ David G. Kreher
                                            --------------------------------
                                            David G. Kreher, Chief
                                            Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                          September 30        December 31
                                                               2004               2003
                                                           -----------        -----------
                                                           (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                $ 9,143,714        $ 7,902,508
  Accounts and notes receivable, less allowances of
    $7,600 in 2004 and $8,600 in 2003                          711,707            751,887
  Accounts due from employees and distributors                 106,706             72,846
  Inventories
          Finished goods                                     3,611,745          3,171,185
          Raw materials                                      2,110,706          1,047,068
          Sales aids and promotional materials                 443,972            452,066
                                                           -----------        -----------
                     Total inventories                       6,166,423          4,670,319

  Refundable income taxes                                      351,452                 --
  Prepaid expenses and other current assets                  1,162,270            727,939
  Deferred income taxes                                        293,754            296,164
                                                           -----------        -----------
Total current assets                                        17,936,026         14,421,663

Other assets                                                 1,117,747            793,091
Accounts due from employees and distributors                   185,294             52,291

Property, plant and equipment:
            Land                                               829,222            829,222
            Building                                         8,928,155          8,801,913
            Machinery & equipment                            4,877,180          3,926,613
            Office equipment                                 1,073,540          1,093,106
            Computer equipment & software                    2,577,528          2,564,055
                                                           -----------        -----------
                                                            18,285,625         17,214,909
Less: Accumulated depreciation                               8,209,667          7,801,038
                                                           -----------        -----------
          Net property, plant and equipment                 10,075,958          9,413,871
                                                           -----------        -----------

Total assets                                               $29,315,025        $24,680,916
                                                           ===========        ===========

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                     September 30          December 31
                                                                         2004                 2003
                                                                     ------------         ------------
                                                                     (unaudited)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses:
            Trade accounts payable and other accrued expenses        $  4,041,487         $  2,778,898
            Distributors commissions payable                            3,507,121            2,701,542
            Sales taxes payable                                           465,365              446,872
            Interest expense payable                                       18,000               42,808
            Payroll and payroll taxes payable                             697,285              626,665
                                                                     ------------         ------------
Total accounts payable and accrued expenses                             8,729,258            6,596,785

    Income taxes payable                                                       --              147,520
    Current maturities of long-term debt                                  326,725              421,063
                                                                     ------------         ------------
  Total current liabilities                                             9,055,983            7,165,368

Noncurrent liabilities:
Long-term debt, less current maturities                                 3,439,111            3,700,138
Deferred income taxes                                                      77,000               77,000
Other non-current liabilities                                             901,198              666,032
                                                                     ------------         ------------
Total noncurrent liabilities                                            4,417,309            4,443,170

Stockholders' equity:
  Preferred stock, par value $.001 per share; 3,000,000
   shares authorized; -0- shares issued and outstanding
   as of 9/30/2004; 97,500 shares issued and outstanding                       --              975,000
   as of 12/31/2003
  Common stock, par value $.001 per share; 30,000,000
   authorized; 16,042,907 shares issued and 16,040,170
   shares outstanding as of 9/30/2004; 15,143,961 shares
   issued and 15,141,224 shares outstanding as of 12/31/2003               16,043               15,144
  Additional paid-in capital                                           20,786,453           18,684,338
  Accumulated deficit                                                  (4,154,653)          (5,878,869)
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                                (797,402)            (714,527)
  Treasury stock                                                           (8,708)              (8,708)
                                                                     ------------         ------------

Total stockholders' equity                                             15,841,733           13,072,378
                                                                     ------------         ------------

Total liabilities and stockholders' equity                           $ 29,315,025         $ 24,680,916
                                                                     ============         ============

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)

                                                          Three months ended September 30          Nine months ended September 30
                                                              2004               2003                2004                2003
                                                         -------------       -------------       -------------       -------------
Sales at suggested retail                                $  34,654,446       $  27,160,056       $ 102,794,387       $  79,424,022
  Less: distributor allowances on product purchases         10,482,388           7,546,330          31,253,292          23,372,199
                                                         -------------       -------------       -------------       -------------

Net sales                                                   24,172,058          19,613,726          71,541,095          56,051,823

Costs and expenses:
  Cost of products sold                                      4,139,646           3,300,127          11,994,551           9,616,540
  Distributor royalties and commissions                      9,534,381           7,599,097          28,417,457          21,768,802
  Selling, general and administrative                        8,433,789           6,675,449          24,269,000          19,368,226
                                                         -------------       -------------       -------------       -------------

Total costs and expenses                                    22,107,816          17,574,673          64,681,008          50,753,568
                                                         -------------       -------------       -------------       -------------

Income from operations                                       2,064,242           2,039,053           6,860,087           5,298,255

Other income (expense):
  Interest income                                               28,849              22,753              77,202              62,657
  Interest expense                                             (65,621)            (50,422)           (177,523)           (188,430)
  Other income/(expense)                                        43,662              16,269              65,880              77,773
                                                         -------------       -------------       -------------       -------------

Income before income taxes                                   2,071,132           2,027,653           6,825,646           5,250,255
Provision for income taxes                                     807,000             815,000           2,719,000           2,129,000
                                                         -------------       -------------       -------------       -------------

Net income                                                   1,264,132           1,212,653           4,106,646           3,121,255

Preferred dividends accrued and paid                                --              19,516              12,292              42,016
                                                         -------------       -------------       -------------       -------------

Net income available to common shareholders              $   1,264,132       $   1,193,137       $   4,094,354       $   3,079,239
                                                         =============       =============       =============       =============

Earnings per common share - Basic                        $        0.08       $        0.08       $        0.26       $        0.21
                                                         =============       =============       =============       =============
Weighted average shares                                     15,846,000          14,956,000          15,473,000          14,954,000
                                                         =============       =============       =============       =============

Earnings per common share - Diluted                      $        0.07       $        0.07       $        0.24       $        0.18
                                                         =============       =============       =============       =============
Weighted average shares                                     16,974,000          17,120,000          17,069,000          16,956,000
                                                         =============       =============       =============       =============

2003 earnings per common share and weighted average shares have been adjusted for the five-for-four stock split declared in September 2003.

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

                                                                      Nine months ended September 30
                                                                          2004              2003
                                                                      -----------       -----------
Operating activities:
Net income                                                            $ 4,106,646       $ 3,121,255
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                          818,814           693,097
    Compensation expense for warrants granted                              58,417            67,550
    Tax benefit from exercise of options and warrants                   1,026,204                --
    Deferred income taxes                                                      --             8,206
    Foreign currency transaction (gain)/loss                              (29,313)           18,153
    (Increase) decrease in accounts and notes receivable                 (135,997)           28,969
    (Increase) decrease in inventories                                 (1,511,459)       (1,450,535)
    (Increase) decrease in refundable income taxes                       (351,452)            7,998
    (Increase) decrease in prepaid expenses
      and other current assets                                           (438,510)         (359,165)
    (Increase) decrease in other assets                                  (227,306)         (130,890)
    Increase (decrease) in accounts payable and accrued expenses        2,380,099         1,793,022
    Increase (decrease) in income taxes payable                          (147,204)           71,821
                                                                      -----------       -----------

Net cash provided by operating activities                               5,548,939         3,869,481

Investing activities:
Proceeds from the sale of property, plant and equipment                   119,615            79,429
Purchase of property, plant and equipment                              (1,603,633)         (738,774)
                                                                      -----------       -----------

Net cash used in investing activities                                  (1,484,018)         (659,345)

Financing activities:
Proceeds from long-term borrowings                                             --           124,249
Principal payments on long-term borrowings and
  capital lease obligations                                              (355,690)         (441,594)
Proceeds from sale of common stock                                         48,601                --
Proceeds from sale of preferred stock                                          --         1,500,000
Redemption of preferred stock                                            (975,000)         (525,000)
Preferred stock dividends paid                                            (12,292)          (42,016)
Common stock dividends paid                                              (460,319)               --
Repayment of loans by officers and directors                                   --            36,824
Proceeds from options and warrants exercised                              256,602           166,189
Purchase of stock for treasury                                         (1,293,980)         (366,605)
                                                                      -----------       -----------

Net cash provided by (used in) financing activities                    (2,792,078)          452,047

Effect of exchange rate changes on cash and cash equivalents              (31,637)          106,254
                                                                      -----------       -----------

Increase (decrease) in cash and cash equivalents                        1,241,206         3,768,437

Cash and cash equivalents at beginning of period                        7,902,508         3,437,966
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $ 9,143,714       $ 7,206,403
                                                                      ===========       ===========

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2004

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

Note 3-- Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three months ended September 30    Nine months ended September 30
                                                                  2004             2003             2004             2003
                                                             -------------------------------    ------------------------------
            Numerator:
              Numerator for basic and diluted
                earnings per share--net income
                available to common shareholders               $ 1,264,132      $ 1,193,137      $ 4,094,354      $ 3,079,239
              Effect of convertible preferred stock:
                Dividends on preferred stock                            --           19,516           12,292           42,016
                                                               ----------------------------      ----------------------------

            Numerator for diluted earnings per share           $ 1,264,132      $ 1,212,653      $ 4,106,646      $ 3,121,255

            Denominator:
              Denominator per basic earnings per
                share--weighted average shares                  15,846,000       14,956,000       15,473,000       14,954,000
              Effect of convertible preferred stock and
                  dilutive securities:
                Convertible preferred stock                             --          413,000           70,000          293,000
                Employee stock options and other warrants        1,128,000        1,751,000        1,526,000        1,709,000
                                                               ----------------------------      ----------------------------

            Denominator for diluted earnings per
              share--adjusted weighted average shares           16,974,000       17,120,000       17,069,000       16,956,000
                                                               ============================      ============================

            Basic earnings per share                           $      0.08      $      0.08      $      0.26      $      0.21
                                                               ============================      ============================
            Diluted earnings per share                         $      0.07      $      0.07      $      0.24      $      0.18
                                                               ============================      ============================

            2003 earnings per share and weighted average shares have been adjusted for the 5-for-4 stock split declared in September 2003.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2004

Note 4-- Comprehensive Income

            Total comprehensive income was $1,273,328 and $4,023,771 for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, comprehensive income was $1,145,207 and $3,184,114, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

                                                                 Three months ended September 30   Nine months ended September 30
                                                                       2004            2003            2004            2003
                                                                 -------------------------------   ------------------------------
            Basic:
              Net income available to common
                shareholders, as reported                           $1,264,132      $1,193,137      $4,094,354      $3,079,239
            Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects                 5,062          91,872          51,390         189,044
                                                                    --------------------------      --------------------------
            Pro forma net income available to
              common shareholders                                   $1,259,070      $1,101,265      $4,042,964      $2,890,195
                                                                    ==========================      ==========================

            Diluted:
              Net income available to common
                shareholders, as reported                           $1,264,132      $1,212,653      $4,106,646      $3,121,255
            Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects                 5,062          91,872          51,390         189,044
                                                                    --------------------------      --------------------------
            Pro forma net income available to
              common shareholders                                   $1,259,070      $1,120,781      $4,055,256      $2,932,211
                                                                    ==========================      ==========================

            Earnings per share:
              Basic--as reported                                    $     0.08      $     0.08      $     0.26      $     0.21
                                                                    ==========================      ==========================
              Basic--pro forma                                      $     0.08      $     0.07      $     0.26      $     0.19
                                                                    ==========================      ==========================

              Diluted--as reported                                  $     0.07      $     0.07      $     0.24      $     0.18
                                                                    ==========================      ==========================
              Diluted--pro forma                                    $     0.07      $     0.07      $     0.24      $     0.17
                                                                    ==========================      ==========================

            The Company issued 394,420 and 1,179,915 shares for the three and nine months ended September 30, 2004, respectively, for stock option and warrant exercises. For the three and nine months ended September 30, 2003, 46,970 and 181,809 shares, respectively, were issued for such exercises.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2004

Note 6-- Standby Equity Distribution Agreement

            In February 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with an investment firm. Under the SEDA, the investment firm has committed to provide up to $5 million of funding to be drawn down at the Company's discretion by the purchase of the Company's common stock. The Company may request up to $210,000 in any seven-day period in exchange for issuing shares of its common stock to the investment firm. The facility may be used in whole or in part entirely at the Company's discretion, subject to an effective registration of the related shares. As of September 30, 2004, no shares have been issued or funds received by the Company under this agreement.

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