Form 10-K
period 2004-12-31
RELIV INTERNATIONAL INC
filed 2005-03-16
CIK 768710

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004

Commission File Number
1-11768

RELIV’ INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware		371172197
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

136 Chesterfield Industrial Boulevard
Chesterfield, Missouri		63005
(Address of principal executive offices)		(Zip Code)

	(636) 537-9715
Registrant’s telephone number, including area code

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

Name of each exchange
Title of Class	on which registered:
Common Stock, par value $0.001	NASDAQ National Market tier of The
NASDAQ Stock Market

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes        No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K.

                Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)      Yes        No

                Based upon the closing price of $9.410 per share of Registrant’s Common Stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market at June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter). The aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $87,677,505. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

                The number of shares outstanding of the Registrant’s Common Stock as of March 8, 2005 was 16,587,783 (excluding treasury shares).

                                                            DOCUMENTS INCORPORATED BY REFERENCE

                Portions of Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant’s last fiscal year are incorporated by reference into Part III.

PART I

Item No. 1 – Business

                Overview

                Reliv International, Inc. (the “Company”) develops, manufactures and markets a proprietary nutritional product line and offers an entrepreneurial opportunity for distributors who sell the Company’s products and develop distributor networks. The Company’s products include nutritional supplements, weight management products, functional foods, sports nutrition and a line of skin care products. Nutritional supplements include vitamins, minerals, dietary supplements, herbs and compounds derived therefrom. Functional foods are products designed to influence specific functions of the body. The Company and its subsidiaries sell products to distributors throughout the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia and Singapore.

                The Company’s products are distributed through a network marketing system -- a system in which distributors sell products directly to retail customers and sponsor other individuals as distributors. Distributors derive compensation both from the direct sales of products and from sales volume generated by sponsored distributors. Network marketing involves person-to-person communication and training on the products and the system. The Company believes this feature makes network marketing a more effective means of marketing its products than in-store retail sales. The network marketing system provides financial opportunity to a broad cross-section of people, including those seeking to simply supplement other income, as well as those who desire a full-time home-based business.

                Background - Corporate Structure

                The Company was incorporated in Illinois on February 11, 1985 and commenced its present business in October 1988. On April 10, 2000, the Company changed its state of incorporation from Illinois to Delaware by the merger of the Company into Reliv Merger Corporation, a wholly-owned subsidiary of the Company, which was incorporated under the laws of Delaware. Reliv Merger Corporation changed its name to Reliv International, Inc., thus the name of the Company remained the same after the merger. The Company maintains its principal executive offices and production facilities at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63005.

                The Company has two wholly-owned subsidiaries, Reliv’, Inc. (“Reliv’”) and Reliv’ World Corporation (“Reliv’ World”). Reliv’ World has nine subsidiaries - Reliv’ Australia Pty. Ltd, Reliv’ Canada Company, Reliv’ New Zealand Ltd., Reliv’ NOW de Mexico S.A. de R.L. de C.V., Reliv’ Europe, Inc. (which owns Reliv’ U.K. Limited Corporation), Reliv’ Philippines, Inc., Reliv International Sdn Bhd (Malaysia) and Reliv Singapore Pte. Ltd.

                Reliv’ was organized as an Illinois corporation on May 24, 1988, as a wholly-owned subsidiary of the Company, and began selling nutritional supplement products in October 1988, in the United States. In 2004, sales in the United States represented approximately 86% of net sales.

                In Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia and Singapore the Company’s products are sold through Reliv’ World and its subsidiaries in each of such countries. Reliv’ World was organized as an Illinois corporation on March 30, 1992, as a wholly-owned subsidiary of Reliv’. Reliv’ World was organized to conduct the foreign sales operations of the Company and to own foreign sales operations and subsidiaries. On July 1, 1992, Reliv’ declared a dividend of all of the stock of Reliv’ World and distributed all of such stock to its sole shareholder, the Company.

                In February 1991, Reliv’ entered into a joint venture agreement with an Australian corporation and the joint venture began to market, sell and distribute Reliv’ products in Australia in May 1991. Reliv’ Australia Pty, Ltd. (“Reliv’ Australia”), a wholly-owned subsidiary of Reliv’ World, entered into an agreement to purchase the joint venture interest of the Australian corporation on March 1, 1992. In 2004, approximately 2% of the Company’s net sales were attributed to sales in Australia.

                During April 1992, Reliv’ New Zealand Ltd. (“Reliv’ New Zealand”) was organized as a New Zealand company and as a wholly-owned subsidiary of Reliv’ World (except for nominal shares held by an officer). In June 1992, Reliv’ New Zealand began selling the Company’s products through independent distributors in New Zealand. Sales in New Zealand represented less than 1% of the Company’s net sales in 2004.

                On June 9, 1992, Reliv’ Canada, Ltd. (“Reliv’ Canada”) was organized as an Ontario, Canada corporation and as a wholly-owned subsidiary of Reliv’ World. Reliv’ Canada commenced operations during October 1992, and began selling the Company’s products to distributors in Canada in November 1992. On December 31, 1995, Reliv’ Canada was converted to a Nova Scotia, Canada unlimited liability company, wholly-owned by Reliv’ World (except for 1% owned by the Company), under the name Reliv’ Canada Company. In June 2000, the Company consolidated Reliv Canada’s operations with the Company’s operations located in Chesterfield, Missouri, but maintains and operates a warehouse facility in Canada which serves as a distribution center for the Company’s products. In 2004, approximately 2% of the Company’s net sales were attributed to sales in Canada.

                On June 28, 1993, Reliv’ Mexico S.A. de C.V. (“Reliv’ Mexico”) was organized as a Mexican corporation and as a wholly-owned subsidiary of Reliv’ World (except for one share owned by the Company). Reliv’ Mexico commenced operations in June, 1993, and began selling the Company’s products to distributors in Mexico in August, 1993. On December 20, 1994, Reliv’ Mexico was converted to a Mexican limited liability company under the name Reliv’ Mexico, S. de R.L. de C.V. In September, 2000, Reliv NOW de Mexico S.A. de R.L. de C.V. was organized and now conducts the Company’s operations in Mexico. Sales in Mexico represented approximately 3% of the Company’s net sales in 2004.

                On July 1, 1995, Reliv’ UK Limited Corporation (“Reliv UK”) began the marketing and sale of the Company’s products in the United Kingdom in accordance with the Company’s system under a license and distributor arrangement with the Company. Pursuant to the terms of the arrangement, Reliv’ UK purchased all of its requirements for products from the Company and paid Reliv’ World a royalty on products sold. On October 1, 1998, Reliv’ Europe, Inc., a wholly-owned subsidiary of Reliv’ World, purchased all of Reliv’ U.K.’s capital stock in return for a 1.5% equity ownership in Reliv’ Europe. The former owner of Reliv’ U.K. forgave approximately $435,000 in advances to Reliv’ U.K. Under the purchase arrangement, the former owner will receive monthly payments equal to 1.5% of Reliv’ Europe’s retail sales for a period of ten years. In December 2002, Reliv UK moved its facility from London to Birmingham. In 2004, less than 1% of the Company’s net sales was attributed to sales in the United Kingdom.

                In June 2000, Reliv Philippines, Inc. (“Reliv Philippines”) was organized as a Philippine corporation and as a wholly-owned subsidiary of Reliv World (except for nominal shares which are owned by the five directors of Reliv Philippines). Reliv Philippines commenced operations in August 2000, and began selling the Company’s products to distributors in the Philippines in December 2000. In 2004, Reliv Philippines accounted for 3% of the Company’s net sales.

                In March 2002, Reliv UK commenced sales of the Company’s products to distributors and customers in the Republic of Ireland. Due to the close proximity between Ireland and the UK, the operations and fulfillment of Irish distributors are carried out by Reliv UK. Currently, Reliv UK ships product directly to distributors in Ireland and the Irish sales totals are included with those of the United Kingdom.

                In September 2003, Reliv International Sdn. Bhd (“Reliv Malaysia”) began operations and sales of the Company’s products in Malaysia. Prior to this date, Reliv Malaysia submitted its application for a Direct Sales License to the Ministry of Domestic Trade and Consumer Affairs and received a five year license to do business in Malaysia. Reliv Malaysia’s office is located in suburban Kuala Lumpur and provides a full range of services for the Company and local distributors, including sales and marketing, product pickup, warehousing, and distributor relations. In 2004, Reliv Malaysia accounted for 3% of the Company’s net sales.

                In March 2004, Reliv Singapore Pte. Ltd (“Reliv Singapore”) commenced operations and sales in Singapore. Reliv Singapore’s office is located in the financial district of Singapore and offers product pickup and warehousing, distributor relations, and a meeting room for local distributors. In 2004, Reliv Singapore accounted for less than 1% of the Company’s net sales.

                In January 2004, the Company organized Reliv’ Germany GmbH (“Reliv Germany”) as a wholly-owned subsidiary of Reliv World. Reliv Germany has not commenced network marketing activities to date but preparations are underway to commence operations in Germany in the second half of 2005.

                Principal Products

                Through its subsidiaries, the Company markets and sells a line of related products including nutritional supplements, weight control products, functional foods, sports nutrition and a skin care line.

                The Company’s nutritional supplements include Reliv’ Classic® and Reliv’ NOW®. Both products are designed to provide a balanced nutritional supplement for an individual’s diet and contain a variety of vitamins and minerals, soy and other protein sources and various herbs. Reliv NOW and Reliv Classic are sold in containers with a one month supply, 28 servings, in powdered form to be mixed with juice or other beverages. In 2004, sales of Reliv Classic and Reliv NOW represented approximately 28% and 11% of net sales, respectively. Reliv NOW is available in every country where the Company operates while Reliv Classic is available in the United States, Australia, New Zealand, Canada, the United Kingdom, Malaysia, Singapore and the Philippines.

                Innergize!® is a patented powdered sports drink containing a mixture of vitamins and minerals designed for performance enhancement. A can of Innergize contains 28 servings and is available in lemon, orange and cool punch flavors. In 2004, sales of Innergize represented approximately 15% of net sales. Innergize is available in every country where the Company operates. In Canada, the product is marketed as Optain® due to local product regulations.

                Reliv’ Ultrim-Plus® is designed as a meal replacement (for a maximum of two meals per day) in a weight loss program. The product formula includes an advanced complex of thermogenic fat burners, along with an increased level of soy protein. Each serving of the product provides 35% of the recommended daily allowance of many essential vitamins and minerals. A can of Reliv’ Ultrim-Plus contains 14 servings and is available in three flavors - vanilla, chocolate and strawberry. The product is in powdered form for mixture with water or milk and is sold in every country where the Company operates. Sales of Reliv Ultrim-Plus represented approximately 3% of net sales in 2004.

                Cellebrate® is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body’s fat burning process. Cellebrate, which comes in 56 servings per can, is in powdered form and is recommended to be used alone or with Reliv’ Ultrim Plus meal replacement. Sales of Cellebrate represented approximately 2% of net sales in 2004. Cellebrate is available in the United States and Canada.

                FibRestore® is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A can of FibRestore contains 28 servings in powdered form for mixture with water or juice. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony® to comply with that country’s nutritional regulations. FibRestore is available in all of the countries in which the Company operates with the exception of Ireland. Sales of FibRestore represented approximately 16% of net sales in 2004.

                Arthaffect® is a nutritional supplement and functional food containing Arthred, a patented form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. A can of Arthaffect contains 30 servings in powdered form for mixture with water, milk or juice. In 2004, sales of Arthaffect represented approximately 7% of net sales. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines and Canada. The product is marketed as A-Affect® in the countries outside the United States due to local product regulations.

                ProVantage® is a nutritional supplement containing soy designed to enhance athletic performance with a balance of nutrients needed to improve endurance, recovery and repair. ProVantage helps increase muscle mass and function, reduce fatigue and burn excess body fat for extra energy. The product also benefits dieters and others wanting to increase their soy intake. The U.S. Food and Drug Administration has identified soy protein as an effective nutrient for reducing cholesterol levels, and thereby reducing the risk of heart disease. A can of ProVantage contains 11 servings in powdered form for mixture with water or juice. In 2004, sales of ProVantage represented approximately 4% of net sales. ProVantage is available in the United States and Canada.

                SoySentials® is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. A can of SoySentials contains 14 servings in powdered form for mixture with water or juice. SoySentials provides a woman with key nutrients needed to help protect herself against serious health problems and ease the symptoms of menopause and PMS. In 2004, sales of SoySentials represented approximately 3% of net sales. SoySentials is available in the United States and Mexico.

                Reliv’ Soy Sense™ is a vanilla flavored nutritional supplement containing soy as well as other vitamins, minerals and herbs. A can of Reliv’ Soy Sense contains 14 servings and is in powdered form for mixture with water or juice. In 2004, sales of Reliv Soy Sense represented approximately less than 1% of net sales. Reliv Soy Sense is available in the United States, Australia, New Zealand, Canada, and the United Kingdom. Due to local regulations, the product is marketed as Reliv’ So Sense™ in Canada.

                Reliv NOW For Kids™  is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. The products are in powdered form to be mixed with water or milk. Reliv NOW For Kids is available in chocolate and vanilla. Sales of Reliv NOW For Kids made up approximately 4% of net sales in 2004. Reliv NOW For Kids is available in the United States, the United Kingdom and the Philippines.

                ReversAge® is an anti-aging dietary supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is the restorative complex, designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level and the herbal complex delivers a variety of age-defying herbs, including Ginkgo Biloba and Maca. The lime flavored product is in powdered form for mixture in water, available in every country where the Company operates except the United Kingdom and Ireland. In Canada the product is marketed as Nutriversal™. During 2004, sales of ReversAge represented approximately 5% of net sales.

                ReversAge®  Performance Enhancing Skin Care is a line of skin care products including: Facial Cleansing Gel, Body Lotion, Smooth and Lift Serum, Daily Skin Defense, Eye Renewal Cream, Nightly Skin Restore and Cleansing Bar. ReversAge Skin Care is clinically proven effective, dermatologist tested and hypoallergenic. Each skin care product is enriched with the Company’s Dermalongevity Complex, and the ReversAge Read and Need technology adjusts to different skin types and delivers the necessary moisture and nutrients to repair and replenish skin. The patented Nutri-Dynamic Delivery System holds active ingredients in place on the surface of the skin for up to 12 hours, allowing continuous delivery of youth-promoting nutrients to the skin. ReversAge is available in the United States, Australia, New Zealand and Canada. In 2004, ReversAge skin care represented approximately 1% of annual net sales.

                Reliv Delight®  is a powdered food supplement sold as a milk replacement. Due to the significant level of cross-border sponsoring between Mexico and the United States and because of the growing U.S.-Hispanic market, the Company introduced Reliv Delight in the U.S. in July 2001, subsequent to its introduction in Mexico in March 2001. In 2004, sales of Reliv Delight represented less than 1% of net sales.

                The Company conducts ongoing research and development on its product line and intends to introduce additional product items in the future. See “Research and Development.”

                Patents

                The Company has obtained U.S. patents on five product formulations including Innergize!, FibRestore, Cellebrate, Arthaffect and ReversAge (dietary supplement). The principal ingredient delivery system of ReversAge (skin care) is licensed exclusively under issued U.S. patents.

                In December 1991, the Company entered into an exclusive license agreement (“Kalogris License Agreement”) with Dr. Theodore P. Kalogris pursuant to which the Company was granted a license with respect to a patent owned by Dr. Kalogris (“Kalogris Patent”) covering a nutritional concentrate and also with respect to trade secrets held by Dr. Kalogris. At the time, the Company manufactured and sold Reliv Classic under the Kalogris License Agreement. The term of the Kalogris License Agreement expires upon the expiration of the Kalogris Patent. Under the terms of the Kalogris License Agreement, the license was deemed fully paid at the date of the death of Dr. Kalogris, which occurred in February 2003. The Kalogris Patent expires on April 12, 2005.

                Arthaffect promotes healthy joint function and works without the dangerous side effects of many popular arthritis treatments. A key component of this comprehensive formula is Arthred®, a patented ingredient that has been clinically proven to help rebuild damaged cartilage. Under an agreement dated November 6, 1996, Traco Labs, Inc. (“Traco”), exclusive licensee of the patent rights, sublicensed the rights to sell the ingredient to the Company (“Traco Agreement”). The license is for a term ending upon the later of (i) the termination of Traco’s rights to market the product or (ii) December 31, 2014. During 2003, Traco was acquired by Degussa Bioactives and the rights and obligations under the Traco Agreement were assigned to the successor.

                In January 2002, the Company was awarded a U.S. Patent for its dietary supplement ReversAge®. ReversAge is an anti-aging dietary supplement designed to slow down, and in some cases, reverse the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is the restorative complex, designed to replenish key hormones while creating balance within the body’s major systems. The three cornerstone ingredients in this complex are 7KETO, Symbiotropin Growth Hormone Releaser and SAM-e (S-Adenosyl-L-Methionnine). Second, ReversAge includes an antioxidant complex designed to slow aging at the cellular level. This proprietary complex delivers some of the most powerful antioxidants available, including Co Enzyme Q10 and Resveratrol (Protykin). Finally, the herbal complex delivers a variety of age-defying herbs, including Ginkgo Biloba and Maca.

                Trademarks

                Trademark registrations for “Reliv’” and for many of the Company’s product names are either issued or pending in the U.S. Patent and Trademark Office (“USPTO”). Currently, the Company has twenty-two marks in use and registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer good network marketing opportunities. The Company considers its trademarks and tradenames to be an important asset of its business.

                Company Strategy

                The Company’s business model focuses on the sales and marketing of nutritional and skin care products to distributors and customers. The Company is continually developing programs to attract and retain distributors and customers. The Company has designed and implemented a range of support tools to help distributors become more effective in selling their products, including a distributor website which makes product purchasing and distributor information more simple and accessible. Downline Organizer is a subscription service offered by the Company that provides an array of additional tools and international reports to help plan, organize and drive a distributor’s business. Downline Organizer offers: 24/7 access to business-critical information on purchasing and sponsoring through customizable reports; timely alerts about a distributor’s current activity; e-mail; a calendar, etc.

                The Company plans to expand into the most promising international markets. In September 2003, the Company entered Malaysia —its newest Asian market since opening the Philippines in December 2000. On March 22, 2004, the Company opened Singapore – its tenth worldwide market and fifth Asia Pacific market. The Company has announced plans to enter the

Germany market in the second half of 2005. The Company’s decision to enter new markets in the future will be based on its assessment of several factors including market size, distributor interest, anticipated demand for the Company’s products, receptivity to network marketing, ease of entry, and regulatory restrictions regarding products and the marketing system. The Company intends to maintain its seamless international distributor compensation plan in new markets to allow distributors to receive commissions for sales throughout the international system. The Company believes this seamless plan will facilitate and enhance the expansion of the Company’s business into various international markets.

                The Company intends to utilize its research and development capabilities in nutrition science to improve, develop and introduce new products.

                Sales and Marketing

                The Company sells its products to a network of independent distributors, who sell the products directly to customers or consume the products themselves. Network marketing is a form of direct selling through a network of distributors who purchase products at wholesale prices from the manufacturer and then make retail sales to consumers. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends and family. The Company believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through traditional distribution channels. Customers who desire to sell the Company’s products may become distributors by being sponsored into the program by another distributor, thereby becoming part of the sponsoring distributor’s downline.

                The Company’s products are marketed and sold to distributors in the United States, Australia, Canada, New Zealand, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia and Singapore through a subsidiary in each country (except Ireland). Distributors are not assigned territories and there are no restrictions on marketing areas for distributors. The marketing efforts of the Company and these subsidiaries are focused on the development, training and support of this network of independent distributors. The Company, through these subsidiaries, supports an active training program for distributors in which Company representatives and experienced distributors lead group training sessions. The Company and these subsidiaries also create and provide distributors with manuals, brochures and other promotional, training and informational publications. Periodically, each subsidiary sponsors distributor meetings at which Company representatives provide training and information concerning the Company’s products and business opportunities. Once a year, the Company sponsors an international conference in St. Louis, Missouri, for the benefit of distributors worldwide. The Company also sponsors national and regional conferences within every market as well as Master Affiliate Training (MAT) Schools where distributors who have attained the level of Master Affiliate may attend and learn sales and recruitment strategies from Ambassadors of the Company and certain corporate personnel. Company subsidiaries also sponsor group telephone conference calls for training and promotional activities.

                The Company also recommends and encourages the use of Tuesday night Business Opportunity Meetings (“BOM”) and Saturday morning trainings throughout its network of distributors. Every month the Company publishes for its distributors the location, date and time of opportunity meetings and trainings as well as the distributor who will be hosting such event. These meetings serve as a forum for teaching new recruits the fundamentals of the Company’s business model and compensation plan as well as introducing them to the Company’s products and their unique benefits.

                Distributors consist principally of individuals, although a limited number of distributors are corporations or partnerships. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $39.95 plus shipping in the United States) consisting of a Distributor Guide and CD, business forms and promotional materials distributed throughout the year. New distributors must enter into a written contract, which obligates them to adhere to the Company’s Policies and Procedures. Distributors purchase products from Company subsidiaries or from other distributors for resale or consumption by the distributor or his or her family. The Company believes many of its distributors are attracted to the Company because of the quality of its products and its rewarding compensation plan.

                In each country in which the Company conducts business, distributors operate under a uniform distributor system that compensates distributors at varying levels based on sales volumes. At the lowest rank, a distributor is designated as a Retail Distributor and is entitled to purchase products from a Company subsidiary or other distributors at a discount of 20% from the Company’s suggested retail price. A distributor is promoted to higher levels in the system by increasing his or her sales of the Company’s products, directly or through other distributors sponsored in the distributor’s sales group, and by achieving designated sales volumes. These higher ranks of distributor are designated in order as Affiliate, Key Affiliate, Senior Affiliate and Master Affiliate. At each higher level, a distributor is entitled to purchase products at an increasingly higher discount; a Master Affiliate receives a 40% discount.

                Distributors receive retail profits equal to the difference between the price at which they sell the product to customers and the discounted price they paid for the product. Distributors also earn wholesale commissions on products purchased by other distributors in the distributor’s sponsored group equal to the difference between the price at which the distributor is entitled to purchase product and the price at which downline distributors purchase product. The Company has developed an automated system to track and pay wholesale profits to distributors, such that Master Affiliates are not required to track and distribute wholesale profits to their personal group. The Company calculates wholesale profits and issues a check directly to the qualified distributor once a month. For example, Assume A is a 40% discount Master Affiliate who signs up B, a 30% discount Key Affiliate, who signs up C, a 20% discount Retail Distributor. If C purchases directly from the Company, a 10% wholesale profit check will be sent to both A and B.

                Master Affiliates are also entitled to receive additional compensation payments of 2% to 8% of the retail sales volume of product purchased from Company subsidiaries by Master Affiliates (and their personal groups) whom they have sponsored, and for up to five levels of sponsorship.  To qualify for these additional “generation royalty” payments, Master Affiliates are required to maintain certain monthly sales volumes and to document specified levels of retail sales. Master Affiliates who sponsor other distributors to the level of Master Affiliate are entitled to become part of the Director Program, and attain higher positions in the program based on the size of their additional compensation payments. The levels of Director, in order, are Director, Key Director, Senior Director, Master Director and Presidential Director. Distributors reaching these levels receive pins and/or rings recognizing their achievement and recognition in Company publications and at Company sponsored activities.

                The Company has a Star Director Program, which allows Directors to receive additional compensation payments based on the number of Master Affiliates they have sponsored since the program commenced. Directors are entitled to receive an additional 1% to 3% royalty on the retail sales volume of Master Affiliates in their downline organization for an unlimited depth, until they reach a Master Affiliate who has achieved Star Director status.

                The Company also sponsors an Ambassador Program. To qualify as an Ambassador, a distributor must reach the level of Master Director and must exhibit leadership characteristics to warrant invitation to the Ambassador Program. The levels of Ambassador are, in order, Ambassador, Bronze Ambassador, Silver Ambassador, Gold Ambassador and Platinum Ambassador. Silver Ambassadors and up are entitled to additional percentages of the retail sales volume of downline Master Affiliates in the fourth, fifth and, potentially, sixth level of sponsorship. Ambassadors are also entitled, depending on the level, to additional benefits, such as participation in Company sponsored events, paid hotel rooms and transportation for national conventions, health insurance and car allowances. Ambassadors reaching the level of Silver Ambassador and up form the “Reliv Inner Circle.”

                The Company’s Direct Select program is available for distributors and their retail customers to order product in less than case lots directly from the Company by phone. Auto-Ship, an automatic monthly reorder program available for distributors and customers, provides a simple and convenient ordering process for consumers as well as distributors wanting to satisfy maintenance requirements such as Personal Volume Qualification. Product is shipped directly to the distributor or customer and upline distributors earn a commission on all Direct Select and Auto-Ship sales.

                Company subsidiaries also provide a variety of additional incentives or bonuses to the most productive distributors such as Momentum Bonus Awards in the form of cash for distributors with the highest personal group volume in a month and trips for the highest volumes during a sales promotion time period.

                Data on the Company’s active distributors and Master Affiliates as of December 31, 2004 is provided in Item No. 7—Management’s Discussion and Analysis

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

                Compliance

                The Company’s distributor organization and business model is designed and intended to promote the sale of the Company’s products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, and to comply with applicable governmental regulations of network marketing organizations, the Company and each subsidiary have established specific programs and requirements for distributors including (i) monitoring by the Company of purchases by distributors to identify potentially excessive individual purchases, (ii) requiring that distributors certify to a specified number of retail sales and (iii) requiring that distributors certify the sale of at least 70% of previous purchases of a particular product prior to the purchase of additional amounts of such product. The Direct Select program, as described above, further promotes sales of the Company’s products to consumers. Distributors are not required at any time to purchase product, although Master Affiliates are required to maintain certain minimum sales levels in their personal groups to continue receiving generation royalty compensation payments.

                The Company maintains a policy that unused product may be returned by customers to the selling distributor for a full refund or exchange within 30 days after purchase. Each subsidiary also maintains a policy that any distributor who terminates his distributorship may return resalable product which was purchased from the Company within twelve months of the termination for a refund of 90% of the purchase price less any compensation received relating to the purchase of the products. The Company believes this buy-back policy addresses and satisfies a number of the regulatory compliance issues pertaining to network marketing systems, particularly inventory loading.

                Distributors may create their own advertising provided it is within the Company’s advertising rules. Unless a Distributor is using Company designed and approved advertisements, he/she must submit for approval in writing all advertising (e.g. brochures, flyers, audio tapes, classified or display ads, radio scripts) to the Compliance Department before placing it or arranging for placement.

                Distributors are permitted to make only those claims about the Company’s products that have been approved by the Company and/or provided in sales and training materials. Distributors acknowledge that Reliv products are not represented as drugs and they are not authorized to make any diagnosis of any medical condition, make drug-type claims for, or prescribe Reliv products to treat or cure any disease or condition. Distributors are not authorized or permitted to make any express or implied references with regard to Reliv products that they cure, prevent or relieve disease, replace or augment medication, provide therapy, promote healing, alleviate illnesses or symptoms of illnesses, or make any other medical claims for specific ailments.

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

                Regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. In addition, regulations affecting the Company often change and are subject to varying and changing interpretation and application. The Company makes an effort to monitor and comply with changes in laws and regulations as they occur.

                The Company has a Compliance Department that receives and reviews allegations of distributor misconduct. If the Company determines that a distributor has violated the Company’s Policies and Procedures, it may take a number of disciplinary actions. For example, the Company may impose sanctions such as warnings or suspensions until specific conditions are satisfied, or take other appropriate actions at the Company’s discretion including termination of the distributor.

                Manufacturing and Product Sources

                The Company established a manufacturing line at its facility in Chesterfield, Missouri and began to manufacture all its nutritional products (except skin care) for all subsidiaries in early 1993. The Company expanded its Chesterfield facility in 1997. At its Chesterfield manufacturing facility, the Company manufactured products that accounted for approximately 99% of net product sales in 2004. The remaining 1% is comprised of the Company’s skin care lines. See “Item No. 2 - Properties.”

                The Company’s ability to manufacture its powder nutritional products is a competitive advantage with respect to competitors not engaged in manufacturing and contributes to its ability to provide high-quality products. The Company’s product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since the Company carefully selects its ingredient suppliers, it is able to control the quality of raw materials and its finished products. The Company has not experienced any difficulty in obtaining supplies of raw materials for its nutritional products and does not believe it will encounter any such difficulty in the future. By monitoring and testing products at all stages of the manufacturing process, precise product composition can be controlled by the Company. In addition, management believes it can keep costs associated with its nutritional supplements at the lowest level possible by manufacturing its own products.

                In 1996, the Company received approval from the Australian Therapeutic Goods Authority (“TGA”) to manufacture products sold in Australia at its Chesterfield plant and currently manufactures all of Australia’s requirements of nutritional products at its Chesterfield facility. The certification of the Company’s Chesterfield site by the Australian TGA also satisfied Canadian manufacturing requirements and the Company manufactures substantially all of the nutritional products sold in Canada. In 2004, the Company’s Chesterfield plant was audited and re-certified by the Australian TGA.

                The Company’s skin care line is manufactured by a third party, Hydron Technologies, Inc. Hydron is both owner and licensee of certain proprietary technology used in the Company’s skin care products.

                Distributors order product from Company subsidiaries in case lots and individual quantities and pay for the goods prior to shipment. In the United States, the Company’s products are warehoused and shipped by common carrier to distributors. The facility in Chesterfield, Missouri serves all parts of the country. See “Item No. 2 - Properties.” Products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Petaling Jaya, Malaysia; and Singapore. The Philippines subsidiary currently has approximately twenty-six product pick-up centers located throughout the country which are operated by business partners and two company owned and operated business centers located in the following cities: Makati and Davao. In Mexico, product is warehoused and shipped in and from approximately thirty distribution centers located throughout the country. With the exception of the Canada and New Zealand subsidiaries, each subsidiary of the Company maintains an office and personnel to receive, record and fill orders from distributors. Distributors in Ireland order and receive product from Reliv UK.

                Research and Development

                The Company is committed to continuous product innovation and improvement through sound scientific research. The mission of the Company’s research and development team is to develop superior products that support life-long health. Products are developed and enhanced using a combination of published scientific research and in-house studies. The Company periodically consults with a panel of physicians who advise the Company on product development. The Company intends to continue the use of its resources in the research and development of new products and enhancement of existing products. At its Chesterfield facility, the Company conducts research, product development and formulation, testing and quality control, all relating to nutritional food products. Research and development costs were $525,000 in 2004, $493,000 in 2003 and $431,000 in 2002.

                Employees

                As of December 31, 2004, the Company and all subsidiaries had approximately 238 full-time employees compared with 221 such employees at the end of 2003.

                Product Regulation

                The formulation, labeling and advertising or promotion of the Company’s products are subject to regulation by the Food and Drug Administration (“FDA”) which regulates the Company’s products under the federal Food, Drug and Cosmetic Act (the “FDCA”), the Federal Trade Commission (“FTC”) and various agencies of the states or countries into which the Company’s products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of the Company’s food products and also with respect to the formulation of those products. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”) and related regulations. Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on the labels or labeling of nutritional supplements. The Company does not believe these laws or regulations will have a material adverse effect on its products or operations. The adoption of new regulations in the United States or in any of the international markets, or changes in the interpretation of existing regulations, could have a material effect on the Company.

                The majority of the products marketed by the Company are classified as dietary supplements under the FDCA. Nutritional and dietary supplements such as those manufactured and sold by the Company, for which no therapeutic claim is made, are not subject to FDA approval prior to their sale. Products can be removed from the market if shown to be unsafe, and if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation, treatment or prevention of disease, it can regulate those products as drugs and require pre-market clearance. In addition, if the FDA determines that the claims concerning a product’s effect on the “structure or function” of the body do not meet the requirements of DSHEA, such claims could result in such product being subject to regulation as a drug. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading.

                In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear “structure/function” claims, which are claims that the products affect the structure or function of the body, without prior FDA review. They may not, without prior FDA review, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease, otherwise known as a “disease claim”. The new final rule describes how the FDA will distinguish disease claims from structure/function claims.

                The Company’s advertising of its products is subject to regulation by the FTC. The FTC prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce and provides that the dissemination of any false advertisement pertaining to drugs or foods, including dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s substantiation doctrine, an advertiser must have a “reasonable basis” for all claims made about a product. Failure to be able to adequately substantiate claims may be considered either deceptive or unfair practices. In order to avoid a violation of the FTC standards, the Company endeavors to assure that it has adequate substantiation for all advertising claims made for its products. In addition, the FTC has increased its scrutiny of the use of distributor testimonials. Although it is impossible for the Company to monitor all the product claims made by its independent distributors, the Company makes efforts to monitor distributor testimonials and restrict inappropriate distributor claims.

                The FTC, which exercises jurisdiction over the advertising of all of the Company’s products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of some of their products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Although the Company has not been the target of FTC enforcement action for the advertising of its products, no assurance can be given that the FTC will not question its advertising or other operations in the future. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements.

                The Company may be subject to additional laws or regulations administered by the FDA, FTC or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations would have on its business in the future. The Company could become subject to requirements for the reformulation of certain products, the recall of certain products, additional documentation for certain products, label changes, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company’s business and operations.

                The Company is aware that, in some of its international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as “genetically modified organisms” (“GMOs”). In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. When necessary, the Company has responded to government regulations that forbid products containing GMOs by changing certain unacceptable ingredients to non-GMO. Some of the Company’s products in certain markets still contain substances that would be or might be classified as GMOs. The Company cannot anticipate the extent to which regulations in these markets will restrict the use of GMOs in its products or the impact of any regulations on business in those markets. In response to any applicable future regulations, the Company will reformulate its products to satisfy the regulations. Compliance with regulatory requirements in this area should not have a material adverse effect on the Company’s business.

                Sales Program Regulation

                The Company’s distribution and sales program is subject to regulation by the FTC and other federal and state regulation as well as regulations in several countries in which the Company engages in business. Various state agencies regulate multi-level distribution activities. The Company is required to register with, and submit information to, certain of such agencies and has complied fully. The Company actively strives to comply with all applicable state and federal laws and regulations affecting its products and its sales and distribution programs. The Attorneys General of several states have taken an active role in investigating and prosecuting companies whose compensation plans they claim violate local anti-pyramid and/or consumer protection statutes. The Company is unable to predict the effect such increased activity will have on its business in the future nor is the Company able to predict the probability of future laws, regulations or interpretations which may be passed by state or federal regulatory authorities.

                Federal and state laws directed at direct selling programs have been adopted throughout the years to prevent the use of fraudulent practices often characterized as “pyramid schemes.” Illegal pyramid schemes compensate participants primarily for the introduction or enrollment of additional participants into the program. Often, these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally, these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of products. The Company has obtained approval of its marketing program as required in all of the markets where it operates and does so for each country it enters.

                The Company believes that its network marketing system satisfies the standards and case law defining a legal marketing system. It is an ongoing part of the Company’s business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network marketing systems do not include “bright line” rules and are inherently fact-based. An adverse judicial determination with respect to the Company’s network marketing system could have a material adverse effect on business. An adverse determination could: (1) require the Company to make modifications to its network marketing system, (2) result in negative publicity or (3) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving the Company directly, could have a material adverse effect on operations.

                Under current law, the Company’s distributors in the United States and the other countries in which it operates are treated for federal income tax purposes as independent contractors and compensation paid to them is not subject to withholding by the Company. The definition of independent contractor has been challenged in the past and any changes could possibly jeopardize the exempt status enjoyed by direct sellers and negatively impact the Company’s recruiting efforts. The direct selling industry has strongly opposed such bills as they relate to direct sellers. States have become increasingly active in this area as well. To date, the status of direct sellers as independent contractors has not been affected. However, there is no assurance that future legislation at the federal or state level, or in countries other than the United States, affecting direct sellers will not be enacted.

                Competition

                The business of developing and distributing nutritional and skin care products such as those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. The Company’s ability to remain competitive depends on its underlying science and high quality of products and its success in recruiting and retaining distributors. The pool of individuals interested in network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. The Company believes that it offers a rewarding compensation plan with attractive financial benefits to compete for the time, attention and commitment of distributors. To the extent practicable, the Company’s compensation plan is designed to be seamless, permitting international expansion.

                Reliv’ NOW, Reliv’ Classic and FibRestore compete with numerous supplements that offer multi-vitamin benefits. The Reliv’ Ultrim-Plus and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast™. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade™. With Arthaffect, ReversAge, Reliv Soy Sense, SoySentials and the Reliv ReversAge Performance Enhancing Skin Care, the Company has entered the relatively new “functional formulas” and “anti-aging” markets, which is expected to be extremely competitive and led by the major food and skin care companies.

                The Company believes that its powder nutritional supplements provide a competitive advantage over other supplement manufacturers who deliver vitamins, minerals and herbs in pill form. The Company’s nutritional products are consumed with water, milk or juice and deliver nutrients more effectively throughout the body than pills or tablets. Nutrients taken orally in liquid form leads to better absorption at the cellular level, or “bioavailability.” Numerous scientific studies concur that liquid form is the more effective way to deliver nutrients to the body.

                New Market Expansion Program

                The Company engages in a structured and thorough analysis of potential new markets, including analysis of regulatory conditions, product approval procedures, competitive forces, synergies between new and existing countries and distributor presence or interest in new markets, before selecting markets to enter. When the Company decides to enter a new market, it first hires local legal counsel and/or a consultant with expertise in the product approval process to help ensure that its network marketing system and products comply with all applicable regulations. In addition, local counsel and consultants help to establish favorable public relations in the new market by acting as an intermediary between the Company and local regulatory authorities, public officials and business people. Local counsel and consultants are also responsible for explaining the Company’s products and product ingredients to appropriate regulators and, when necessary, arranging for local technicians to conduct required ingredient analysis tests of the products.

                Where regulatory approval in a foreign market is required, local counsel and/or consultants work with regulatory agencies to confirm that all of the ingredients of the Company’s products are permissible within the new market. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify some aspects of its network marketing system as necessary to comply with applicable regulations. Where reformulations of products are required, the Company attempts to obtain substitute or replacement ingredients.

                Following completion of the regulatory compliance phase, the Company undertakes the steps necessary to meet the operational requirements of the new market. In the majority of the Company’s new markets, it establishes a sales center in a major city and provides for product purchases by telephone and/or pick up. Product is shipped to the purchaser from a warehouse located in the general geographic region or the distributor may walk in to the local office and purchase products, if a pick up center is available. In addition, the Company initiates plans to satisfy the inventory, personnel and transportation requirements of the new market, and the Company modifies its distributor materials, cassette recordings, video cassettes and other training materials as necessary to be suitable for the new market.

                In some countries, regulations applicable to the activities of the Company’s distributors also may affect its business because in some countries the Company is, or regulators may assert that the Company is, responsible for its distributors’ conduct. In these countries, regulators may request or require that the Company take steps to ensure that its distributors comply with local regulations.

                The Company’s general policy regarding acceptance of distributor applications from individuals who do not reside in one of the Company’s markets is to refuse to accept the individual’s distributor application.

                International Operations

                Prior to 1991, the Company marketed and sold its products solely within the United States. In February 1991, Reliv’ entered into a joint venture with an Australian corporation and the joint venture began marketing and selling the Company’s products in Australia in May 1991. As of March 1992, the Company organized Reliv’ World to conduct international operations, acquired the business of the Australian joint venture and began conducting business in Australia through Reliv’ Australia. In June 1992, the Company began marketing and selling its products in New Zealand through Reliv’ New Zealand, in November 1992, began marketing and selling its products in Canada through Reliv’ Canada, and in August 1993, began marketing and selling its products in Mexico through Reliv’ Mexico. In July 1995, the Company began marketing and selling its products in the United Kingdom through Reliv’ UK, a licensee. In October 1998,

Reliv’ Europe acquired Reliv’ UK. In December 2000, Reliv Philippines commenced business by marketing and selling the Company’s products within the Philippines. As of March 2002, the Company’s products are being sold in the Republic of Ireland through the Reliv UK operation. In September 2003, operations and sales commenced in Malaysia shortly followed by Singapore in March 2004. The Company has announced plans to enter the Germany market in the second half of 2005.

                Reference is made to Note 16 of the Consolidated Financial Statements contained in Part IV hereof for financial information on geographical segments.

                Additional Available Information

                We make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. This information is available on our corporate web site at www.reliv.com under the “Investor Relations” section. This information may also be obtained from the SEC’s on-line database located at www.sec.gov.

Item No. 2 – Properties

                The Company owns approximately six acres of land and a building containing approximately 136,000 square feet of office, manufacturing, and warehouse space located in Chesterfield, Missouri, where it maintains its corporate headquarters and sole manufacturing facility. The building is subject to a deed of trust as collateral on a term loan with a balance of approximately $3.6 million as of December 31, 2004. The Company believes that its worldwide facilities are suitable and adequate in relation to our present and immediate future needs.

The following table summarizes information related to our worldwide facilities as of December 31, 2004:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call	136,000	owned
	center/manufacturing/warehouse
Seven Hills (Sydney), Australia	central office/warehouse/distribution	6,900	leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	leased
Mexico City, Mexico	central office/warehouse/distribution	21,000	leased
Makati City (Manila), Philippines	central office/warehouse/distribution	8,100	leased
Birmingham, England, UK	central office/warehouse/distribution	3,300	leased
Petaling Jaya, Malaysia	central office/call center	8,000	leased
Singapore	central office/call center	2,500	leased
21

Item No. 3 – Legal Proceedings

                The Company has no current litigation against it that could have a material adverse effect on its financial position or results of operations.

Item No. 4 – Submission of Matters to a Vote of Security Holders

N/A

PART II

Item No. 5 – Market for Registrant’s Common Equity and Related Stockholder Matters

                The Company’s Common Stock was admitted to trading on the Emerging Company Market Place at the American Stock Exchange on March 8, 1993 and subsequently was approved for listing on the American Stock Exchange Main Board. Prior to that time, there was no established public trading market for the Company’s Common Stock. On September 6, 1996, the Company moved the listing of its Common Stock to the NASDAQ National Market Tier of the NASDAQ Stock Market under the symbol: RELV. The high and low sales prices of the common stock and the quarterly dividends per share paid on the common stock were:

2004 and 2003 Quarterly Stock Price and Cash Dividend Data

	High	Low	Dividend

2004

First Quarter	$9.97	$5.10	$—
Second Quarter	12.24	8.32	0.03
Third Quarter	9.87	5.70	—
Fourth Quarter	9.27	6.50	0.035

2003

First Quarter	$3.94	$3.01	$—
Second Quarter	4.02	2.60	—
Third Quarter	4.80	3.44	—
Fourth Quarter	6.90	3.86	—

—————————

Note: All stock price data has been restated for the five-for-four stock split paid on November 14, 2003.
22

                As of March 8, 2005, there were approximately 2,284 holders of record of the Company’s Common Stock and an additional 3,600 beneficial owners, including shares of common stock held in street name.

                The Company declared a five-for-four stock split (25%) on September 4, 2003. Shares issued in connection with this split were distributed on November 14, 2003 to stockholders of record on October 29, 2003.

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

                Effective January 1, 1999, the Company instituted a Distributor Stock Purchase Plan whereby qualified distributors can allocate a portion of their commission check toward the purchase of the Company’s Common Stock and can make additional purchases of Common Stock through direct contributions. Purchases are made at the market price. Distributors also are entitled to receive at the end of each year warrants to purchase the Company’s Common Stock based on the number of shares of Common Stock purchased by the distributor during the year pursuant to the Plan.

Item No. 6 – Selected Financial Data

                The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Year Ended December 31
(In thousands, except per share amounts)	2004	2003	2002	2001	2000

Net sales	$96,982	$76,960	$62,927	$52,943	$61,280

Net income (loss)	$5,386	$4,397	$2,493	$308	$(898)

Preferred dividends accrued and paid	$12	$56	$—	$—	$—

Net income (loss) available to common shareholders	$5,374	$4,397	$2,493	$308	$(898)
Earnings (loss) per common share(1):
Basic	$0.34	$0.29	$0.18	$0.02	$(0.06)
Diluted	$0.31	$0.26	$0.15	$0.02	$(0.06)

Cash dividends per share of common stock	$0.065	$—	$—	$—	$—

Total assets	$30,997	$24,681	$18,446	$16,987	$20,395

Long-term debt and capital lease obligations, less current maturities	$3,358	$3,700	$4,057	$4,650	$5,046

_____________________________________

(1) Earnings (loss) per common share for 2000-2002 have been restated for the 2002 stock dividend and the 2003 stock split.

Item No. 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Overview

                The Company produces a line of food products including nutritional supplements, diet management products, and sports drink mixes. The Company also sells a line of skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia/New Zealand, Canada, Mexico, the United Kingdom/Ireland, the Philippines, Malaysia, and Singapore. As of December 31, 2004, the Company had approximately 73,200 distributors worldwide.

                The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20% to

40% of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped. In 2004, net sales in the United States were approximately 86% of worldwide net sales, with the remainder from our international operations. The sales breakdown by country is presented in greater detail in the “Net Sales by Region” table in the 2004 vs. 2003 section below.

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

                Results of Operations

                Net Income and Net Sales

                2004 vs. 2003

                The Company’s 2004 net income available to common shareholders was $5,374,000 or $0.31 per share diluted. This compares with net income of $4,341,000 or $0.26 per share diluted in 2003. Net income in the United States, our primary market, was $5,901,000 in 2004, compared to net income of $4,741,000 in 2003 and led to the Company’s overall improvement in both sales and profitability. The net loss from international operations was $513,000 in 2004, compared with a loss of $344,000 in 2003. Sales in the United States, the Company’s largest market, grew by 27% in 2004, compared to 2003. However, profitability was adversely impacted by the expenses the Company incurred related to the first year of management’s documentation and assessment of internal control as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s international operations experienced a sales increase of 18% in 2004, compared to 2003, due primarily to the first full year of operation in Malaysia. The Company continues to implement its strategy of a consistent distributor compensation plan and business model across its foreign operations. These changes have reduced operating margin in the foreign markets, and, along with other sales development expenses, have reduced profitability in the international markets overall, but are essential to the consistent execution of our business model and sustainability of our international growth.

                The following table summarizes the net sales by geographic region for the years ended December 31, 2004 and 2003:

Net Sales by Region	2004		2003		Change from prior year
(in thousands)	$	% of sales	$	% of sales		Change in %

United States	83,873	86.5%	65,832	85.5%	$18,041	27.4%
Australia/New Zealand	2,543	2.6%	2,060	2.7%	483	23.4%
Canada	1,751	1.8%	1,256	1.6%	495	39.4%
Mexico	2,634	2.7%	3,338	4.3%	(704)	-21.1%
United Kingdom/Ireland	545	0.6%	475	0.6%	70	14.7%
Philippines	2,865	3.0%	3,419	4.4%	(554)	-16.2%
Malaysia/Singapore	2,771	2.9%	580	0.8%	2,191	377.8%

Consolidated total	96,982	100.0%	76,960	100.0%	$20,022	26.0%

                The following table illustrates the Company’s active distributors and Master Affiliates as of December 31, 2004 and 2003. The Company defines an active distributor as one that enrolls as a distributor or renews their distributorship during the year. Growth in the number of active distributors and Master Affiliates is a key factor in continuing the growth of the business.

Active Distributors and Master Affilitates by Region

	2004		2003		Change in %
	Distributors	Master Affiliates	Distributors	Master Affiliates	Distributors	Master Affiliates

United States	47,190	12,460	41,000	9,150	15.1%	36.2%
Australia/New Zealand	3,040	290	2,570	230	18.3%	26.1%
Canada	1,480	210	1,140	180	29.8%	16.7%
Mexico	9,000	710	7,700	1,370	16.9%	-48.2%
United Kingdom/Ireland	450	60	410	70	9.8%	-14.3%
Philippines	6,760	650	7,380	810	-8.4%	-19.8%
Malaysia/Singapore	5,280	730	1,350	200	291.1%	265.0%

Consolidated total	73,200	15,110	61,550	12,010	18.9%	25.8%

                In the United States, the Company’s largest market, the number of active distributors increased to 47,190 from 41,000 during 2004. New distributor enrollments increased to 22,975 in 2004, compared to 20,800 in 2003. The retention rate of distributors who renew their annual agreement was 58% in 2004, as compared to a renewal rate of 54% in the prior year. The renewal rate was also slightly better than the average renewal rate over the last five years of 55%. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 12,460 in the United States as of December 31, 2004 from 9,150 as of December 31, 2003. Nearly 6,900 distributors qualified as new Master Affiliates and 61% of the Master Affiliates as of December 31, 2003, requalified as Master Affiliates during 2004. In 2004, the Company processed 207,170 wholesale orders in the United States at an average retail price of $504, compared to 171,900 orders at an average of $480 in 2003.

                The Company’s Direct Select Program is available for distributors and their retail customers to order product in less than case lots directly from the Company. In the United States in 2004, the program processed a total of 58,800 orders for a retail sales value of $6,239,000, compared to 40,300 orders totaling $4,284,000 in 2003. The average order size at retail value remained constant at $106 in both 2004 and 2003.

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

                The Company is continuing to reinforce existing marketing programs designed to incentivize and reward distributors to expand their sales efforts and add distributors to their downline organization, such as the “Star Director”, “Ambassador” and “Road to Presidential” programs. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 2004, $3,589,000 was paid through this program compared to $2,786,000 in 2003. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. At year-end 2004, there were 238 Ambassadors who shared in bonuses totaling $1,989,000, compared to 210 Ambassadors at the end of 2003 sharing bonuses of $1,494,000. The Road to Presidential Program, through training and rewards, is designed to encourage distributors to reach the highest level of earnings potential by building downline organizations.

                 In Australia and New Zealand, where the Company operates on a regional basis, net sales increased to $2,543,000 in 2004 from $2,060,000 in 2003. New distributor enrollments during 2004 in Australia/New Zealand were 1,419, as compared to 905 in 2003. Distributor renewals in the region were 55% in 2004 as compared to 60% in 2003. A portion of the sales increase as measured in U.S. dollars is the result of the strengthening of the Australian and New Zealand dollars relative to the US dollar, but sales in Australia measured in local currency increased in 2004, as well. On a local currency basis, sales in Australia increased by 11% in 2004, compared to 2003, whereas local currency sales in New Zealand decreased by 9% in 2004, compared to 2003. In September 2003, the Company announced a new sales manager for this market, as well as a change to the compensation plan, in which royalties are paid based on the full retail price of products. This change in the compensation plan is part of the Company’s worldwide plan to make the business model seamless from country to country. This will encourage more cross-border sales and sponsorship activity. As a result of the additional royalty expense due to the compensation plan change, along with the added expenses of the new sales manager, the region experienced a net loss in 2004. The combined net loss for Australia and New Zealand was $132,000 in 2004, compared to net income of $2,000 in 2003. These changes are beginning to have the desired effect on sales, as net sales in the 4th quarter of 2004 for these markets showed a 15% increase over the prior year quarter, and the combined operating results for the quarter were slightly profitable. Similar changes in the compensation plans were made in Canada and the United Kingdom earlier in 2003, and similar changes are being gradually phased in for the Mexican and Philippine markets.

                Net sales in Canada increased in 2004 to $1,751,000 from $1,256,000 in 2003. During 2004, the Canadian dollar continued to strengthen considerably compared to the US dollar, and this caused a portion of the net sales improvement, when expressed in US dollars. In Canadian dollars, net sales improved by 29% in 2004, compared to 2003. New distributor enrollments were 853 in 2004, compared to 594 in 2003, with a distributor renewal percentage of 55% during 2004. The Canadian operation showed an increase in net income in 2004 to $249,000, as compared to a net income of $155,000 in 2003. Growth in the Canadian market is a by-product of the success being experienced in the U.S. market, as the markets are managed in tandem.

                Net sales in Mexico in 2004 were $2,634,000 compared to $3,338,000 in 2003. New distributor enrollments increased in 2004 to 7,904 compared to 5,939 in 2003. Net sales in Mexico declined due in part to more stringent Master Affiliate qualification requirements and other changes to the distributor compensation plan, as the distributor force in Mexico is affected by these changes. The net loss in this market decreased to $113,000 in 2004, as compared to $134,000 in 2003. Cost reductions in certain general and administrative expenses were not able to offset the effects of the decline in net sales.

                Net sales in the United Kingdom (“UK”) in 2004 were $545,000 compared to $475,000 in 2003. The increase in net sales is almost entirely due to the stronger UK pound, compared to the U.S. dollar. Net sales in UK pounds for 2004 increased by 3%, compared to 2003. New distributor enrollments were 193 in 2004, compared to 166 in 2003. The net loss incurred in this market increased to $183,000 in 2004 from $115,000 in 2003. The increase in sales was offset by higher commission expenses, as the Company made a change to the UK compensation plan, similar to Australia/New Zealand, to pay royalties on the full retail value of the products.

                Net sales in the Philippines in 2004 were $2,865,000, compared to $3,419,000 in 2003. New distributor enrollments were 5,360 in 2004, compared to 6,311 in 2003. The Philippines operations had a net loss of $164,000 in 2004, compared to a net loss of $15,000 in 2003. Approximately $110,000 of the net loss was due to a valuation allowance recorded against deferred tax assets of $65,000 for net operating loss carryforwards that the likelihood of utilization is uncertain prior to their expiration in 2005 and 2006. The Philippines operation was also subject to a minimum corporate income tax based on gross profit of approximately $45,000. As in Mexico, net sales declined due in part to the changes made in the business model and distributor compensation plan, as the distributor force in the Philippines is affected by these changes.

                The Company’s newest markets, Malaysia and Singapore, had net sales of $2,771,000 during 2004, compared to net sales of $580,000 during 2003. Malaysia opened in September 2003, and Singapore opened in March 2004. Approximately 4,900 new distributors enrolled during 2004 in these markets, compared to 1,200 new distributors enrollments during the last four months of 2003. The Company had a net loss of $170,000 in these markets in 2004, compared to a net loss of $237,000 during 2003, Malaysia’s start up year.

                During 2004, the Company did not introduce any new products in the United States; however, it introduced certain core products into its foreign markets, including FibRestore and ReversAge in Malaysia.

                2003 vs. 2002

                The Company’s 2003 net income available to common shareholders was $4,341,000 or $0.26 per share diluted. This compares with net income of $2,493,000 or $0.15 per share diluted in 2002. Net income in the United States, the Company’s primary market, was $4,741,000 in 2003, compared to net income of $2,640,000 in 2002. The net loss from international operations was $344,000 in 2003, compared with a loss of $147,000 in 2002. The net loss in the Company’s newest operation, Malaysia, comprised $237,000 of the net loss from international operations in 2003. The Company experienced strong improvements in both sales and profitability, led by the results in the United States. Sales in the United States, the Company’s largest market, grew by 24% in 2003, compared to 2002. The Company’s foreign operations continue to show improved results, with overall international sales increasing by 15%, and the net loss in markets opened at least one year improved slightly from the prior year.

                The following table summarizes the net sales by geographic region for the years ended December 31, 2003 and 2002. The net sales total for the United States for 2002 includes $137,000 in net sales of the previously reported manufacturing and packaging segment.

Net Sales by Region	2003		2002		Change from prior year
(in thousands)	$	% of sales	$	% of sales		Change in %

United States	65,832	85.6%	53,210	84.5%	$12,622	23.7%
Australia/New Zealand	2,060	2.7%	1,923	3.1%	137	7.1%
Canada	1,256	1.6%	983	1.6%	273	27.8%
Mexico	3,338	4.3%	2,905	4.6%	433	14.9%
United Kingdom/Ireland	475	0.6%	446	0.7%	29	6.5%
Philippines	3,419	4.4%	3,460	5.5%	(41)	-1.2%
Malaysia	580	0.8%	—	0.0%	580	N/A

Consolidated total	76,960	100.0%	62,927	100.0%	$14,033	22.3%

The following table illustrates the Company’s active distributors and Master Affiliates as of December 31, 2003 and 2002:
29

Active Distributors and Master Affiliates by Region

	2003		2002		Change in %
	Distributors	Master Affiliates	Distributors	Master Affiliates	Distributors	Master Affiliates

United States	41,000	9,150	36,400	6,470	12.6%	41.4%
Australia/New Zealand	2,570	230	2,550	240	0.8%	-4.2%
Canada	1,140	180	950	170	20.0%	5.9%
Mexico	7,700	1,370	6,030	1,170	27.7%	17.1%
United Kingdom/Ireland	410	70	390	80	5.1%	-12.5%
Philippines	7,380	810	11,980	1,060	-38.4%	-23.6%
Malaysia	1,350	200	N/A	N/A	N/A	N/A

Consolidated total	61,550	12,010	58,300	9,190	5.6%	30.7%

                In the United States, the Company’s largest market, the number of active distributors increased to 41,000 from 36,400 during 2003. New distributor enrollments increased to 20,800 in 2003, compared to 18,148 in 2002. The retention rate of distributors who renew their annual agreement was 54% in 2003, as compared to a renewal rate of 64% in the prior year. Although the renewal rate decreased, it was comparable to the average renewal rate over the last five years of 55%. Master Affiliates, distributors who have attained the highest level of discount and are eligible for generation royalties, increased to 9,150 in the United States as of December 31, 2003 from 6,470 as of December 31, 2002. Nearly 5,000 distributors qualified as new Master Affiliates and 65% of the Master Affiliates as of December 31, 2002, requalified as Master Affiliates during 2003. In 2003, the Company processed 171,900 wholesale orders in the United States at an average retail price of $480, compared to 145,680 orders at an average of $452 in 2002.

                The Company’s Direct Select Program is available for distributors and their retail customers to order product in less than case lots directly from the Company. In the United States in 2003, the program processed a total of 40,300 orders for a net sales total of $4,284,000, compared to $3,055,000 in 2002. The average order size increased slightly in 2003 to $106, as compared to $104 in 2002.

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

                Net sales in Canada improved in 2003 to $1,256,000 from $983,000 in 2002. During 2003, the Canadian dollar strengthened compared to the US dollar, and this caused a portion of the net sales improvement, when expressed in US dollars. In Canadian dollars, net sales improved by 14% in 2003, compared to 2002. New distributor enrollments were 594 in 2003, compared to 469 in 2002. The Canadian operation showed an increase in net income in 2003 to $155,000, as compared to a net income of $132,000 in 2002.

                Net sales in Mexico in 2003 were $3,338,000 compared to $2,905,000 in 2002. New distributor enrollments increased in 2003 to 5,939 compared to 4,495 in 2002. The net loss in this market increased to $134,000 in 2003, as compared to $53,000 in 2002, as a result of costs incurred in relocating the main office in Mexico City, along with higher staffing costs.

                Net sales in the United Kingdom in 2003 were $475,000 compared to $446,000 in 2002. As in Australia/New Zealand, the increase in sales is entirely due to the stronger UK pound, compared to the US dollar. Net sales in UK pounds for 2003 decreased by 2%, compared to 2002. New distributor enrollments were 166 in 2003, compared to 161 in 2002. The net loss incurred in this market increased from $67,000 in 2002 to $115,000 in 2003. The increase in sales was offset by higher commission expenses, as the Company made a change to the UK compensation plan, similar to Australia/New Zealand, to pay royalties on the full retail value of the products. Also, contributing to the loss were higher office and staffing expenses in 2003, compared to 2002.

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

                The Company’s newest market, Malaysia, opened in September 2003, and had $580,000 in sales during the remainder of 2003. Approximately 1,200 new distributors signed up during that same period.

                During 2003, the Company did not introduce any new products in the United States, however, it introduced certain core products into its foreign markets, including Reliv Classic in the Philippines and SoySentials in Mexico. In December 2003, the Company discontinued its line of coated granola bars due to low sales volume.

                Analysis of the Statement of Operations

                The following table summarizes selected items from the consolidated statement of operations, expressed as a percentage of net sales, for the periods indicated, and should be read in conjunction with the discussion of the components of the consolidated statements of operations that follow:

Selected data from the Consolidated	Year Ended December 31
Statements of Operations	2004	2003	2002

Cost of products sold	17.2%	17.2%	18.4%

Distributor royalties and commissions	39.8%	38.9%	38.5%

Selling, general, and administrative	33.7%	34.4%	36.4%

Provision for income taxes	3.7%	3.8%	2.5%

Net income	5.6%	5.7%	4.0%

                Cost of Sales

                During 2004, cost of products sold was 17.2% of net sales compared with 17.2% in 2003 and 18.4% in 2002. Although this percentage remained constant in 2004, as compared to 2003, increased volume efficiencies were offset by expenses incurred in the start up of a manufacturing equipment upgrade installed during the third and fourth quarter of 2004. Overall ingredient costs in 2004 were stable, with nominal price increases on some items. Also, the cost of increased analytical testing procedures required under TGA (Australia) regulations negatively impacted cost of products sold.

                The decrease in the percentage of cost of goods sold in 2003, compared to 2002 is the result of greater efficiencies gained in the production facility from increased production levels needed to support the growth in sales. Overall ingredient costs have remained stable. However, efficiencies are being gained as production levels have increased with minimal staffing increases and improved coverage of the fixed manufacturing costs. Also, as the Company has introduced more of its core products in a larger can size, this has also had a favorable impact on production efficiencies.

                Distributor Royalties and Commissions

                Distributor royalties and commissions as a percentage of net sales increased to 39.8% in 2004 compared to 38.9% in 2003 and 38.5% in 2002. The continuing increase in the percentage is the result of royalty payments being made on the full retail value of the products in most of the Company’s international markets. These expenses are governed by the distributor agreements and are directly related to the level of sales. Included in distributor royalties and commissions are royalties of $1,989,000 for 2004 earned through the Ambassador Program as compared to $1,494,000 in 2003 and $1,300,000 in 2002.

                Selling, General and Administrative

                Selling, general and administrative (SGA) expenses as a percentage of net sales were 33.7% for 2004, 34.4% in 2003, and 36.4% in 2002. The percentage decreases for each successive year is due to the increase in the net sales of the Company. Total SGA expenses were $32,711,000, $26,438,000, and $22,898,000 in 2004, 2003, and 2002, respectively.

                In 2004, total distribution and warehouse expenses increased to $1,625,000 from $1,487,000 in 2003 primarily due to increased expenses in the United States to support the growth in sales.

                Total sales and marketing expenses in 2004 were $14,467,000, compared to $11,870,000 in 2003, an increase of 22% in 2004. Amounts paid in the “Star Director Bonus” and other volume-related bonuses paid to distributors increased by $1,063,000 in 2004 as compared to 2003, as the result of increased sales. Credit card processing fees also increased by $408,000 in 2004 as compared to 2003, also as the result of increased sales. Distributor training and other distributor support expenses increased by $304,000. Sales and marketing expenses, as a percentage of net sales, were 14.9% in 2004 and 15.4% in 2003.

                Total general and administrative (G&A) expenses in 2004 were $16,619,000, compared to $13,081,000 in 2003. The most significant component in this increase were the expenses paid by the Company in 2004 to perform management’s documentation and assessment of the internal control environment required under Section 404 of the Sarbanes-Oxley Act. Accounting fees paid by the Company increased by $1,327,000 in 2004, compared to 2003. Approximately $1,250,000 of this increase was related to the expenses that were incurred to perform the work required under the Act. Because of the rapid increase in the Company’s stock price over the first six months of 2004, the Company became classified as an “Accelerated Filer”. As a result, the period of time in which the Company had to perform this internal control assessment was compressed. Many of these costs will be one-time expenses, as part of the first year start up and documentation under the Act.

                Total staff compensation and fringes increased by 14%, or $1,341,000, in 2004 compared to 2003, due to the increase in incentive compensation bonuses paid during 2004, the addition of Malaysia and Singapore, and various staffing increases, primarily in the United States. Significant changes in G&A expenses included an increase in travel expenses by $167,000 in 2004, compared to 2003; business insurance expenses increased by $191,000 in 2004, compared to 2003; director’s fees, investor relations expenses and other expenses related to being a publicly traded company increased by $356,000 in 2004, compared to 2003.

                Interest Expense

                Interest expense in 2004 was $243,000, compared to $235,000 in 2003 and $340,000 in 2002. Interest expense increased slightly in 2004, as the prime rate increased from 4% at the end of 2003 to 5.25% at the end of 2004. The term loan on the Company’s headquarters facility is a variable rate instrument equal to the prime rate. Interest expense decreased in 2003, compared to 2002, as the Company realized a full year of reduced interest expense on the term loan for its headquarters facility, which was renegotiated in mid-2002. Under the revised agreement, the interest decreased from 8.5% to a variable rate equal to the prime rate. Additionally, the Company did not utilize any short-term borrowings after the first quarter of 2002, due to the Company’s improved liquidity and financial condition.

                Income Taxes

                Income tax expense was $3,621,000, $2,902,000, and $1,542,000 for 2004, 2003, and 2002, respectively. The effective tax rate for 2004 was 40.2%. State income taxes, along with foreign losses with no U.S. tax benefit, represent most of the increase over the U.S. statutory tax rate of 34%. Also, in the Philippines, a minimum corporate income tax and a valuation allowance recorded against the deferred tax asset had a slight impact on the effective tax rate in 2004. Effective tax rates for 2003 and 2002 were 39.8% and 38.2%, respectively.

                Liquidity and Capital Resources

                The Company generated $7,367,000 of net cash during 2004 from operating activities and used $3,410,000 in financing activities. This compares to $5,359,000 of net cash provided by operating activities and $123,000 used in financing activities in 2003. Cash and cash equivalents increased by $2,249,000 to $10,152,000 as of December 31, 2004. Significant changes in working capital items were an increase in inventory of $1,210,000 in 2004 and a corresponding increase in accounts payable and accrued expenses of $1,550,000. The increase in inventory is needed to support the increased sales levels of the Company. Refundable income taxes increased by $1,288,000 in 2004, as the result of the tax benefit the Company received in 2004 from the exercise of non-qualified stock options and warrants. The Company’s net investing activities used $1,751,000 in 2004 and $904,000 in 2003 for capital expenditures. The majority of these capital expenditures were for the upgrade of the Company’s manufacturing facility. In 2004, the Company paid $975,000 for the redemption of preferred stock, $12,000 in preferred stock dividends and $1,030,000 in common stock dividends. The Company used $1,294,000 to purchase treasury stock and received $292,000 in proceeds from the exercise of options and warrants. All treasury stock was purchased from related parties and is described in greater detail in Note 15 of the Consolidated Financial Statements. During 2003, the Company used a net of $1,058,000 to purchase treasury stock and received $328,000 in proceeds from the exercise of options and warrants.

                Stockholders’ equity increased to $18,191,000 at December 31, 2004, compared with $13,072,000 at December 31, 2003. The increase is primarily due to the 2004 net income of the Company, reduced by the preferred stock redemption, treasury stock purchases, and dividend payments as described previously. Stockholders’ equity also increased as the result of the tax benefit of the exercise of non-qualified stock options and warrants by $2,617,000. Stockholders’ equity was negatively impacted by the weaker Mexican and Philippine pesos during 2004, relative to the U.S. dollar. The weakening of the U.S. dollar against the Australian, New Zealand, Canadian dollars, and UK pound sterling during 2004 partially offset the decline in the Mexican and Philippine pesos. The cumulative impact of the change in foreign currencies, which is reflected in accumulated other comprehensive loss, worsened to an accumulated loss of $758,000 as of December 31, 2004, compared to an accumulated loss of $715,000, as of December 31, 2003.

                The Company’s working capital balance was $11,467,000 at December 31, 2004, compared to $7,256,000 at December 31, 2003. The current ratio at December 31, 2004 improved to 2.41 from 2.01 at the previous year-end. The Company also has an operating line of credit, with a maximum borrowing limit of $1,000,000, with a variable interest rate equal to the prime rate. At December 31, 2004, the Company had not utilized any of the line of credit. Management believes that the Company’s internally generated funds and borrowing capacity under the loan agreement will be sufficient to meet working capital requirements in 2005.

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

                Inventories

                Inventories are valued at the lower of cost or market. Product cost includes raw material, labor, and overhead costs and is accounted for using the first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels in each country’s product line for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company’s estimates of its obsolete or unmarketable items have been materially accurate.

                Foreign currency translation

                All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

                Income Tax Matters

                We face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various taxing jurisdictions. In evaluating the exposure associated with our various filing positions, we estimate reserves for probable exposures. Based on our evaluation of our tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

                At December 31, 2004, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $1,328,000. These net operating loss carryforwards have various expiration dates, depending on the country in which they occurred. A valuation allowance of $1,125,000 has been established for a portion of these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards. See Note 11 of the Consolidated Financial Statements.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

                The statements contained in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to the Company’s management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the

Company’s actual growth, results, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as “anticipate,” “plan,” “expect,” “believe,” “estimate,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company’s ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company’s other SEC filings.

Item No. 7A – Qualitative And Quantitative Disclosures Regarding Market Risk

                The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

Foreign Currency Risk

                The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as it has several foreign subsidiaries and continues to explore expansion into other foreign countries. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that the Company’s results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by the Company for sale to the Company’s foreign subsidiaries are transacted in U.S. dollars.

                Sales outside the United States represented 14%, 14%, and 15% of total net sales in 2004, 2003, and 2002, respectively. The Company’s primary exposures to adverse currency fluctuations would result in an increase in the cost of goods sold, relative to foreign net sales, as the vast majority of the products sold are purchased from the parent company in the United States, with prices denominated in US dollars. As of December 31, 2004, the Company had a net investment in its foreign subsidiaries of $4.41 million (in U.S. dollars).

                During the second quarter of 2003, the Company began a program of entering into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have a maturity of fifteen months or less. As of December 31, 2004, the Company had Canadian dollar forward sale contracts to hedge approximately 60% of our expected Canadian cash flows. The exchange rate for the Canadian dollar to the U.S. dollar as of December 31, 2004 had strengthened by 8.1%, compared to the exchange rate as of December 31, 2003. Greater detail on these forward contacts is provided in Note 10 of the Consolidated Financial Statements. As of December 31, 2004, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, or the British pound.

                We have performed a sensitivity analysis as of December 31, 2004 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2004 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income of approximately $138,000 and reduce the value of the net investment in the foreign subsidiaries by $441,000.

Interest Rate Risk

                The Company has $3.68 million in long-term debt with a weighted average effective interest rate of 5.28% at December 31, 2004. Of this amount, $3.63 million is debt with a variable interest rate, generally based on the prime rate. This long-term debt matures at the rate of $326,000 in 2005, $318,000 in 2006, and $3.04 million in 2007. A hypothetical 100 basis point increase in interest rates on all of the variable rate debt instruments would result in an increase in annual interest expense of approximately $36,000 ($24,000, net of tax).

                The Company also is exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

                The table below presents the Company’s contractual obligations and commercial commitments. This consists of the Company’s long-term debt, capital, and operating leases. For the long-term debt, the amounts shown represent the principal and interest amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. For the capital and operating leases, the amounts shown represent the future minimum payments under noncancelable leases with initial or remaining terms in excess of one year as of December 31, 2004. This information should be read in conjunction with Notes 5 and 8 of the Consolidated Financial Statements.

Contractual obligations and commercial commitments

Outstanding as of December
31, 2004 (in thousands)	2005	2006	2007	2008	2009	Total

Bank term loan-5.25% interest rate (variable)-principal and interest	$485	$469	$3,110	$—	$—	$4,064
Other U.S. debt	17	17	11	—	—	45
Other foreign debt	11	3	—	—	—	14
Operating leases	40	40	36	19	—	135

	$553	$529	$3,157	$19	$—	$4,258

Item No. 8 – Financial Statements and Supplementary Data

                Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                NONE

Item No. 9A – Controls and Procedures

                Effectiveness of  Controls and Procedures

                Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on such review and evaluation, our chief executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

                Management’s Report on Internal Control over Financial Reporting

                Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2004.

                Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2004, which is included herein.

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 19, 2005, to be filed with the Commission within 120 days of the end of the Company’s last fiscal year.

Item No. 11 – Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 19, 2005, to be filed with the Commission within 120 days of the end of the Company’s last fiscal year.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 19, 2005, to be filed with the Commission within 120 days of the end of the Company’s last fiscal year.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 19, 2005, to be filed with the Commission within 120 days of the end of the Company’s last fiscal year.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 19, 2005, to be filed with the Commission within 120 days of the end of the Company’s last fiscal year.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

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

3. Exhibits:
Document	Exhibit Number

Certificate of Incorporation (incorporate
by reference Appendix B of the Form 14A
the Registrant filed April 22, 1999)	3.1

By-Laws (incorporate by reference Appendix
C of the Form 14A the Registrant filed
April 22, 1999)	3.2

Amendment to By-Laws dated March 22, 2001
(incorporate by reference Exhibit 3.3
to the Form 10-K of the Registrant
for year ended December 31, 2001)	3.3

Amended Exclusive License Agreement
(incorporate by reference Exhibit 10.1
to the Form 10-K of the Registrant
for year ended December 31, 1992)	10.1

1995 Stock Option Plan
(incorporate by reference Exhibit 10.7 to
the Form 10-K of the Registrant for year
ended December 31, 1995)	10.2

Montgomery Employment Agreement
dated June 1, 1997 (incorporate by reference
Exhibit 10.6 to the Form 10-K of the
Registrant for year ended December 31, 1997)	10.3

Hastings Service Agreement
dated June 1, 2002 (incorporate by reference
Exhibit 10.1 to the Form 10-Q of the
Registrant for quarter ended June 30, 2002)	10.4

Kreher Employment Agreement dated
April 18, 2002 (incorporate by
reference Exhibit 10.2 to the Registrant’s
Form 10-Q for quarter ended March 31,
2002)	10.5

Gibbons Employment Agreement dated
April 18, 2002 (incorporate by
Reference Exhibit 10.1 to the Registrant’s
Form 10-Q for the quarter ended March 31,
2002)	10.6
41

Document	Exhibit Number

Agreement with Traco Labs, Inc.
(incorporate by reference Exhibit 10.14
to the Form 10-K of the Registrant for
year ended December 31, 1996)	10.7

Line of Credit Note dated November 15, 2002 in the
amount of $1,000,000 with Southwest Bank of St. Louis
(incorporate by reference Exhibit 10.10 to the Form 10-K
of the Registrant for year ended December 31, 2002)	10.8

Deed of Trust Note dated September 2, 1997 in the amount
of $4,430,000 with Southwest Bank of St. Louis
(incorporate by reference Exhibit 10.18 to the Form
10-K of the Registrant for year ended December 31, 1998)	10.9

Modification Agreement dated June 1, 2002
with Southwest Bank of St. Louis
(incorporate by reference Exhibit 10.2
to the Form 10-Q of the Registrant
for quarter ended June 30, 2002)	10.10

Reliv’ International, Inc. Supplemental Executive
Retirement Plan dated June 1, 1998
(incorporate by reference Exhibit 10.19 to the Form
10-K of the Registrant for year ended December 31, 1998)	10.11

Stock Purchase Agreement dated October 1, 1998 among
Reliv’ World Corporation, Reliv’ Europe, Inc. and Global
Nutrition, Inc. regarding purchase of Reliv’ UK, Ltd.
(incorporate by reference Exhibit 10.20 to the Form
10-K of the Registrant for year ended December 31, 1998)	10.12

1999 Stock Option Plan (incorporate by reference to
Form S-8 Registration Statement the Registrant
filed April 7, 2000)	10.13

2001 Stock Option Plan (incorporate by reference to
Form S-8 Registration Statement the Registrant
filed August 14, 2001)	10.14

Agreement with Hydron Technologies, Inc.
dated March 1, 2001 (incorporate by reference
Exhibit 10.16 to the Form 10-K of the Registrant
for year ended December 31, 2001)	10.15
42

Document	Exhibit Number

Amended and Restated Distributor Stock Purchase
Plan (incorporate by reference to Form S-8 Registration
Statement the Registrant filed May 9, 2002)	10.16

2003 Stock Option Plan (incorporate by reference to
Form S-8 Registration Statement the Registrant
filed August 13, 2003)	10.17

Stock Redemption Agreement with David G. Kreher
and Pamela S. Kreher dated March 14, 2005	10.18

Kreher Employment Agreement
dated March 14, 2005	10.19

Statement re: computation of per
share earnings (incorporate by reference
to Note 7 of the Consolidated Financial
Statements contained in Part IV)	11

Subsidiaries of the Registrant
(incorporate by reference
the Registrant’s Response to
Item 1 of Part I of this Form 10-K)	22

Consent of Ernst & Young LLP,
Independent Auditors	23

Certification of Chief Executive Officer pursuant
To Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended	31.1

Certification of Chief Financial Officer pursuant
To Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended	31.2

Certification of Chief Executive Officer and
Chief Financial Officer Pursuant to 18 U.S.C
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002	32

(b)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.

(c)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

43

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By: /s/ Robert L. Montgomery

Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert L. Montgomery

Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 16, 2005

By: /s/ Steven D. Albright

Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 16, 2005

By: /s/ Stephen M. Merrick

Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 16, 2005

By: /s/ David G. Kreher

David G. Kreher, Director, Assistant Secretary

Date: March 16, 2005

By: /s/ Donald L. McCain

Donald L. McCain, Director

Date: March 16, 2005

By: /s/ John B. Akin

John B. Akin, Director

Date: March 16, 2005
44

By: /s/ Robert M. Henry

Robert M. Henry, Director

Date: March 16, 2005

By: /s/ Denis St. John

Denis St. John, Director

Date: March 16, 2005

45

Reliv’ International, Inc. and Subsidiaries Consolidated Financial Statements Years ended December 31, 2004, 2003, and 2002

Contents

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their income and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reliv’ International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri March 14, 2005
F-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9a, that Reliv’ International, Inc. and Subsidiaries (Reliv’ International, Inc.) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliv’ International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Reliv’ International, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Reliv’ International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Reliv’ International, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of Reliv’ International, Inc. and Subsidiaries, and our report dated March 14, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri March 14, 2005
F-2

Reliv’ International, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$10,151,503	$7,902,508
Accounts and notes receivable, less allowances of
$11,500 in 2004 and $8,600 in 2003	872,592	751,887
Accounts due from employees and distributors	70,620	72,846
Inventories:
Finished goods	3,528,135	3,171,185
Raw materials	1,877,210	1,047,068
Sales aids and promotional materials	491,437	452,066

Total inventories	5,896,782	4,670,319

Refundable income taxes	1,288,260	—
Prepaid expenses and other current assets	1,052,428	727,939
Deferred income taxes	286,430	296,164

Total current assets	19,618,615	14,421,663

Other assets	1,196,780	793,091
Accounts due from employees and distributors	213,123	52,291

Property, plant, and equipment	18,594,197	17,214,909
Less accumulated depreciation and amortization	8,626,048	7,801,038

	9,968,149	9,413,871

Total assets	$30,996,667	$24,680,916

F-3

Reliv’ International, Inc. and Subsidiaries Consolidated Balance Sheets (continued)
	December 31
	2004	2003

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,826,073	$6,596,785
Income taxes payable	—	147,520
Current maturities of long-term debt	325,895	421,063

Total current liabilities	8,151,968	7,165,368

Noncurrent liabilities:
Long-term debt, less current maturities	3,357,691	3,700,138
Noncurrent deferred income taxes	289,000	77,000
Other noncurrent liabilities	1,007,255	666,032

Total noncurrent liabilities	4,653,946	4,443,170

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2004; 97,500 shares issued and outstanding in 2003	—	975,000
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 16,323,668 shares issued and 16,320,931 shares outstanding in 2004 and 15,143,961 shares issued and 15,141,224 outstanding in 2003	16,324	15,144
Additional paid-in capital	22,661,179	18,684,338
Accumulated deficit	(3,719,711)	(5,878,869)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(758,331)	(714,527)
Treasury stock	(8,708)	(8,708)

Total stockholders’ equity	18,190,753	13,072,378

Total liabilities and stockholders’ equity	$30,996,667	$24,680,916

See accompanying notes.
F-4

Reliv’ International, Inc. and Subsidiaries Consolidated Statements of Income

	Year ended December 31
	2004	2003	2002

Sales at suggested retail	$139,442,752	$110,569,576	$90,110,444
Less distributor allowances on product purchases	42,460,319	33,609,853	27,183,581

Net sales	96,982,433	76,959,723	62,926,863

Costs and expenses:
Cost of products sold	16,662,935	13,228,050	11,569,163
Distributor royalties and commissions	38,622,537	29,916,744	24,205,030
Selling, general, and administrative	32,710,657	26,438,447	22,898,359

Income from operations	8,986,304	7,376,482	4,254,311

Other income (expense):
Interest expense	(243,118)	(234,956)	(340,343)
Other income	264,503	157,914	120,839

Income before income taxes	9,007,689	7,299,440	4,034,807
Provision for income taxes	3,621,000	2,902,000	1,542,000

Net income	5,386,689	4,397,440	2,492,807

Preferred dividends accrued and paid	12,292	56,762	—

Net income available to common shareholders	$5,374,397	$4,340,678	$2,492,807

Earnings per common share - Basic	$0.34	$0.29	$0.18

Weighted average shares	15,662,000	14,969,000	14,144,000

Earnings per common share - Diluted	$0.31	$0.26	$0.15

Weighted average shares	17,137,000	16,706,000	16,111,000

2002 earnings per common share have been restated for the 2003 stock split; see Note 6. See accompanying notes.
F-5

Reliv’ International, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity
					Addi- tional Paid-In Capital	Notes Receivable- Officers and Directors	Accum- ulated Deficit	Accu- mulated Other Compr- ehesive Loss

	Preferred Stock		Common Stock						Treasury Stock

	Shares	Amount	Shares	Amount					Shares	Amount	Total

Balance at December 31, 2001	—	$—	9,654,884	$9,655	$9,119,934	$(19,289)	$(2,479,285)	$(688,607)	91,617	$(115,558)	$5,826,850
Net income	—	—	—	—	—	—	2,492,807	—	—	—	2,492,807
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(86,776)	—	—	(86,776)

Total comprehensive income											2,406,031

Repayment of loans by officers/directors	—	—	—	—	—	16,840	—	—	—	—	16,840
Warrants granted under DSPP	—	—	—	—	19,873	—	—	—	—	—	19,873
Common stock purchased for treasury	—	—	—	—	—	—	—	—	220,220	(626,050)	(626,050)
Retirement of treasury stock	—	—	(227,008)	(227)	(209,846)	—	(192,283)	—	(227,008)	402,356	—
Options and warrants exercised	—	—	778,822	779	1,014,225	—	(879,744)	—	—	—	135,260
Tax benefit from exercise of options	—	—	—	—	18,842	—	—	—	—	—	18,842
Stock dividend declared September 19, 2002	—	—	1,800,063	1,800	7,900,477	—	(7,902,277)	—	—	—	—

Balance at December 31, 2002	—	—	12,006,761	12,007	17,863,505	(2,449)	(8,960,782)	(775,383)	84,829	(339,252)	7,797,646

Net income	—	—	—	—		—	4,397,440	—	—	—	4,397,440
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	60,856	—	—	60,856

Total comprehensive income											4,458,296

Proceeds from sales of preferred stock	150,000	1,500,000	—	—	—	—	—				1,500,000
Redemption of preferred stock	(52,500)	(525,000)	—	—	—	—	—				(525,000)
Preferred stock dividends paid	—	—	—	—	—	—	(56,762)				(56,762)
Repayment of loans by officers/directors	—	—	—	—	—	2,449	—	—	—	—	2,449
Warrants granted under DSPP	—	—	—	—	90,068	—	—	—	—	—	90,068
Common stock purchased for treasury	—	—	—	—	—	—	—	—	244,059	(1,199,913)	(1,199,913)
Retirement of treasury stock	—	—	(306,698)	(307)	(424,436)	—	(1,059,674)	—	(306,698)	1,484,417	—
Proceeds from sale of treasury stock	—	—	—	—	96,200	—	—	—	(20,000)	46,040	142,240
Options and warrants exercised	—	—	448,906	449	523,418	—	(196,096)	—	—	—	327,771
Tax benefit from exercise of options and warrants	—	—	—	—	535,583	—	—	—	—	—	535,583
Stock split declared September 4, 2003	—	—	2,994,992	2,995	—	—	(2,995)	—	547	—	—

Balance at December 31, 2003	97,500	975,000	15,143,961	15,144	18,684,338	—	(5,878,869)	(714,527)	2,737	(8,708)	$13,072,378

Net income	—	—	—	—	—	—	5,386,689	—	—	—	5,386,689
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(43,804)	—	—	(43,804)

Total comprehensive income											5,342,885

Common stock dividends paid, $0.065 per share	—	—	—	—	—	—	(1,030,040)	—	—	—	(1,030,040)
Redemption of preferred stock	(97,500)	(975,000)				—	—	—	—	—	(975,000)
Preferred stock dividends paid	—	—	—	—	—	—	(12,292)	—	—	—	(12,292)
Warrants granted under DSPP/compensation shares	—	—	8,000	8	129,279	—	—	—	—	—	129,287
Common stock purchased for treasury	—	—	—	—	—	—	—	—	191,564	(1,293,980)	(1,293,980)
Retirement of treasury stock	—	—	(191,564)	(191)	(228,019)	—	(1,065,770)	—	(191,564)	1,293,980	—
Proceeds from sale of common stock	—	—	8,934	9	48,592	—	—	—	—	—	48,601
Options and warrants exercised	—	—	1,354,337	1,354	1,409,830	—	(1,119,429)	—	—	—	291,755
Tax benefit from exercise of options and warrants	—	—	—	—	2,617,159	—	—	—	—	—	2,617,159

Balance at December 31, 2004	—	$—	16,323,668	$16,324	$22,661,179	$—	$(3,719,711)	$(758,331)	2,737	$(8,708)	$18,190,753

See accompanying notes.
F-6

Reliv’ International, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003	2002

Operating activities
Net income	$5,386,689	$4,397,440	$2,492,807
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	1,209,577	935,292	866,397
Stock based third party compensation	129,287	90,068	19,873
Tax benefit from exercise of options	2,617,159	535,583	18,842
Deferred income taxes	220,332	(132,189)	(71,896)
Foreign currency transaction gain	(99,628)	(63,273)	(93,880)
Increase in accounts and notes receivable	(275,604)	(46,951)	(288,693)
(Increase) decrease in inventories	(1,210,461)	(1,188,179)	649,592
(Increase) decrease in refundable income taxes	(1,288,260)	7,942	127,920
Increase in prepaid expenses and other current assets	(320,920)	(94,995)	(278,238)
(Increase) decrease in other assets	(403,690)	(350,164)	202,973
Increase in accounts payable and accrued expenses	1,549,544	1,384,499	784,517
Increase (decrease) in income taxes payable	(146,683)	(116,109)	250,192

Net cash provided by operating activities	7,367,342	5,358,964	4,680,406

Investing activities
Proceeds from sale of property, plant, and equipment	119,609	79,414	28,295
Purchase of property, plant, and equipment	(1,870,632)	(983,269)	(668,488)

Net cash used in investing activities	(1,751,023)	(903,855)	(640,193)

Financing activities
Proceeds from long-term borrowings and line of credit	—	218,343	32,871
Principal payments on long-term borrowings and line of credit	(433,116)	(513,330)	(1,469,296)
Principal payments under capital lease obligations	(5,750)	(67,155)	(134,789)
Proceeds from issuance of common stock	48,601	—	—
Proceeds from issuance of preferred stock	—	1,500,000	—
Redemption of preferred stock	(975,000)	(525,000)	—
Preferred stock dividends paid	(12,292)	(56,762)	—
Common stock dividends paid	(1,030,040)	—	—
Proceeds from options and warrants exercised	291,754	327,771	135,260
Repayment of loans by officers and directors	—	50,699	27,840
Purchase of stock for treasury	(1,293,980)	(1,199,913)	(626,050)
Proceeds from sale of treasury stock	—	142,240	—

Net cash used in financing activities	(3,409,823)	(123,107)	(2,034,164)
Effect of exchange rate changes on cash and cash
equivalents	42,499	206,022	108,649

Increase in cash and cash equivalents	2,248,995	4,538,024	2,114,698
Cash and cash equivalents at beginning of year	7,902,508	3,364,484	1,249,786

Cash and cash equivalents at end of year	$10,151,503	$7,902,508	$3,364,484

Reliv’ International, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2004	2003	2002

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$267,926	$247,385	$345,604

Income taxes	$2,144,000	$2,582,000	$1,231,000

Noncash investing and financing transactions:
Capital lease obligations entered into	$—	$64,150	$—

See accompanying notes.
F-8

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004

1.  Nature of Business and Significant Accounting Policies

Nature of Business

Reliv’ International, Inc. (the Company) produces a line of food products including nutritional supplements, diet management products, and sports drink mixes. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico, the United Kingdom/Ireland, the Philippines, Malaysia, and Singapore.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost or market. Product cost includes raw materials, labor, and overhead costs and is accounted for using the first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when necessary.

Property, Plant, and Equipment

Property, plant, and equipment are stated on the cost basis. Depreciation is computed using the straight-line or an accelerated method over the useful life of the related assets, including assets recorded under capital leases. Generally, computer equipment and software are depreciated over 5 years, office equipment and machinery over 7 years, and real property over 39 years.

Foreign Currency Translation

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive loss. The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The transaction gains were $99,628, $63,273, and $93,880 for 2004, 2003, and 2002, respectively.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Actual and estimated returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company records shipping and handling revenue as a component of sales and records shipping and handling costs as a component of cost of products sold.

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income result from financial statement accruals and reserves and differences between depreciation for book and tax purposes.

Basic and Diluted Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the year, as restated for the five-for-four stock split declared on September 4, 2003, and issued on November 13, 2003. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period, as restated for the stock split. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock. See Note 7 for additional information regarding earnings per share.

Stock-Based Compensation

The Company has a stock option plan for employees and eligible directors allowing for incentive and non-qualified stock options, which are described more fully in Note 6. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation,” which allows the Company to continue to account for stock option plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1.  Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Pursuant to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method:

	Year ended December 31
	2004	2003	2002

Basic:
Net income available to common shareholders, as reported	$5,374,397	$4,340,678	$2,492,807
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	52,125	194,507	269,120

Pro forma net income available to common shareholders	$5,322,272	$4,146,171	$2,223,687

Diluted:
Net income available to common shareholders, as reported	$5,386,689	$4,397,440	$2,492,807
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	52,125	194,507	269,120

Pro forma net income available to common shareholders	$5,334,564	$4,202,933	$2,223,687

Earnings per share:
Basic—as reported	$0.34	$0.29	$0.18

Basic—pro forma	$0.34	$0.28	$0.16

Diluted—as reported	$0.31	$0.26	$0.15

Diluted—pro forma	$0.31	$0.25	$0.14

The Company accounts for options granted to nonemployees and warrants granted to distributors under the fair value approach required by EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. Further, option pricing models require the input of highly subjective assumptions, including the options’ expected life and price volatility of the underlying stock. Thus, in the opinion of management, existing option pricing models do not necessarily provide a reliable measure of the fair value of employee stock options.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1.  Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The compensation expense associated with the fair value of the options calculated for the years ended December 31, 2004, 2003 and 2002, is not necessarily representative of the potential effects on reported net income in future years. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $64,000, $35,000, and $26,000 of advertising expense in 2004, 2003, and 2002, respectively.

Research and Development Expenses

Research and development expenses which are charged to selling, general, and administrative expenses as incurred were $525,000, $493,000, and $431,000 in 2004, 2003, and 2002, respectively.

Cash Equivalents

The Company’s policy is to consider demand deposits and short-term investments with a maturity of three months or less when purchased as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123 (R) eliminates the use of APB No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1.  Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

The effective date of SFAS No. 123 (R) is the first reporting period beginning after June 15, 2005, which is the Company’s third quarter, although early adoption is allowed. SFAS No. 123 (R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123 (R) for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123 (R). The “modified retrospective” method requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently plans to adopt SFAS No. 123 (R) on July 1, 2005 using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123 (R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $52,000 in 2004, $195,000 in 2003 and $269,000 in 2002. The impact of applying SFAS No. 123 to previous stock option grants is further summarized above. The Company expects the recognition of compensation expense for stock options issued and outstanding at December 31, 2004 to reduce both third and fourth quarter 2005 net earnings by approximately $47,000 and $4,000, respectively.

SFAS No. 123 (R) also requires the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect SFAS No. 151 to materially impact the financial statements upon adoption.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1.  Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

Income Taxes

On December 21, 2004, the FASB issued two FSP’s regarding the accounting implications of the American Jobs Creation Act of 2004. FSP No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004” is not expected to have an effect on the Company’s effective tax rate until fiscal 2006. FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Provision within the American Jobs Creation Act of 2004” is effective for fiscal year 2004 and is described in Note 11.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

2.  Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2004 and 2003, consist of the following:

	2004	2003

Land	$829,222	$829,222
Building	9,027,577	8,801,913
Machinery and equipment	4,926,048	3,926,613
Office equipment	1,092,285	1,093,106
Computer equipment and software	2,719,065	2,564,055

	18,594,197	17,214,909
Less accumulated depreciation and amortization	8,626,048	7,801,038

	$9,968,149	$9,413,871

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

3. Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at December 31, 2004 and 2003, consist of the following:

	2004	2003

Trade payables	$3,155,071	$2,778,898
Distributors’ commissions	3,561,110	2,701,542
Sales taxes	493,571	446,872
Interest expense	18,000	42,808
Payroll and payroll taxes	598,321	626,665

	$7,826,073	$6,596,785

4.  Short-Term Borrowings

In April 2004, the Company renewed its line of credit with a maximum borrowing limit of $1,000,000. Borrowings under this line of credit are due on demand and bear interest, payable monthly, at the prime rate, which was 5.25% at December 31, 2004. The maturity date of the line is April 2005. A portion of the Company’s inventories and property, plant, and equipment with a net book value of $5,701,000 as of December 31, 2004, are pledged as security under the terms of the agreement. The Company had no outstanding balance on the line of credit as of December 31, 2004, and $1,000,000 was available under the line of credit.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

5. Long-Term Debt Long-term debt at December 31, 2004 and 2003, consists of the following:

	2004	2003

Term loan payable in monthly installments of $24,955, (plus interest at prime); secured by land and building (net book value of $5,701,000 at December 31, 2004); balance due March 2007	$3,627,413	$3,528,388

Industrial revenue bonds payable in monthly installments (including interest at 85% of prime) not to exceed $9,611, commencing July 1, 1991	—	148,328

Note payable in monthly installments (including interest at prime and additional interest at 15% of prime on the balance of the industrial revenue bonds) equal to $9,611 less installment applied to industrial revenue bond, commencing July 1, 1991	—	204,755

Private placement notes payable in quarterly installments equal to 2% of Philippine sales at suggested retail (including interest at 9%)	—	47,721

Notes payable – primarily vehicle loans	56,173	192,009

	3,683,586	4,121,201
Less current maturities	325,895	421,063

	$3,357,691	$3,700,138

Principal maturities of long-term debt at December 31, 2004 are as follows:

2005	$325,896
2006	318,135
2007	3,039,555

$3,683,586

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

6.  Stockholders’ Equity

Stock Split

The Board of Directors declared a five-for-four stock split on September 4, 2003. The dividends were paid on November 14, 2003, to stockholders of record on October 29, 2003. Average shares outstanding, all per share amounts, and stock option and warrant data included in the accompanying consolidated financial statements and notes are based on the increased number of shares as restated for the stock split.

Stock Options

The Company sponsors a stock option plan (the “2003 Plan”) allowing for incentive stock options and non-qualified stock options to be granted to employees and eligible directors. The plan has been approved by the stockholders of the Company. The 2003 Plan provides that 1,250,000 shares may be issued under the plan at an option price not less than the fair market value of the stock at the time the option is granted. The 2003 Plan expires on March 20, 2013. The options vest pursuant to the schedule set forth for the plan. As of December 31, 2004, no options have been granted under the 2003 Plan; therefore, 1,250,000 shares were available for grant under the option plan. All outstanding options were granted from a plan that was established in 2001, and no further options will be granted from that plan.

The Company grants stock options for a fixed number of shares to directors and employees with an exercise price equal to the fair value of the shares at the time of the grant. Accordingly, the Company has not recognized compensation expense for its stock option grants.

For the purposes of the pro forma disclosures in Note 1, the estimated fair value of the options is recognized as compensation expense over the options’ vesting period. However, no options were granted during the years ended December 31, 2004, 2003, and 2002. The fair value of the options granted in 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 4.78%; dividend yield of zero; volatility factor of the expected price of the Company’s stock of 0.729; and a weighted average expected life of 4.51 years. The weighted average fair value of options granted during 2001 was $0.42.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and nonemployee director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and nonemployee director stock options.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

6. Stockholders’ Equity (continued) Stock Options (continued) A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002

	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price

Outstanding beginning of the year	2,413,433	$0.91	2,897,171	$0.94	4,185,267	$0.98
Granted	—		—		—
Exercised	(1,428,319)	1.04	(483,738)	1.08	(1,179,381)	0.99
Forfeited	—		—		(108,715)	2.08

Outstanding at end of year	985,114	$0.73	2,413,433	$0.91	2,897,171	$0.94

Exercisable at end of year	727,676		2,034,671		2,199,166

	As of December 31, 2004
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$0.71 - $1.00	985,114	1.53	$0.73	727,676	$0.71

$0.71 - $1.00	985,114	1.53	$0.73	727,676	$0.71

Of the options exercised in 2004, 1,183,438 shares were paid with 157,656 mature shares of Company stock, owned six months or greater. In 2003, options for 202,248 shares were paid with 42,332 mature shares. In 2002, options for 867,713 shares were paid with 201,242 mature shares. These shares tendered as payment were valued at the fair market price on the date of exercise.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

6.  Stockholders’ Equity (continued)

Distributor Stock Purchase Plan

 In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company’s common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company’s common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company’s common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999, and a total of 22,959, 27,279, and 40,604 warrants were issued during the years ended December 31, 2004, 2003, and 2002, respectively. The warrants are fully vested upon grant. The weighted average fair values of warrants granted during 2004, 2003, and 2002 were $2.94, $2.33, and $1.71 per share, respectively.

The Company records expense under the fair value method of SFAS No. 123 for warrants granted to distributors. Total expense recorded for these warrants was $77,367, $90,068, and $19,873 in 2004, 2003, and 2002, respectively. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2004	2003	2002

Expected warrant life (years)	2.5	2.5	2.5
Risk-free weighted average interest rate	3.08%	1.84%	1.61%
Stock price volatility	0.516	0.743	0.752
Dividend yield	0.8%	0.0%	0.0%
F-19

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

6. Stockholders’ Equity (continued) Distributor Stock Purchase Plan (continued) A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2004		2003		2002

	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	137,957	$2.51	162,679	$1.56	175,155	$0.80
Granted	22,959	8.94	27,279	5.12	40,604	3.73
Exercised	(83,675)	1.35	(52,001)	0.92	(52,586)	0.70
Forfeited	(389)	0.84	—		(494)	0.69

Outstanding at end of year	76,852	$5.70	137,957	$2.51	162,679	$1.56

Exercisable at end of year	76,852		113,899		96,948

	As of December 31, 2004

	Warrants Outstanding			Warrants Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$3.73	31,162	1.00	$3.73	31,162	$3.73
$5.12	22,731	2.00	5.12	22,731	5.12
$8.94	22,959	3.00	8.94	22,959	8.94

$3.73 - $8.94	76,852	1.89	$5.70	76,852	$5.70

Sale of Preferred Stock

On March 31, 2003, the Company sold an aggregate of 150,000 shares of preferred stock to three executive officers/directors. The “Series A Preferred Stock” (“Preferred Stock”), was designated by the Company’s Board of Directors out of the 3,000,000 previously authorized shares of $0.001 par value preferred stock. Each of the preferred stockholders purchased 50,000 shares of Preferred Stock for $500,000 ($10.00 per share).

The preferred stockholders were entitled to receive dividends at an annual rate of 6% of the shares’ purchase price. These dividends accrue on a daily basis and were payable quarterly when declared by the Company’s Board of Directors. All dividends on shares of Preferred Stock were cumulative.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

6.  Stockholders’ Equity (continued)

Sale of Preferred Stock (continued)

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

Standby Equity Agreement

In February 2004, the Company entered into a Standby Equity Agreement (“SEDA”) with an investment firm. Under the SEDA, the investment firm has committed to provide up to $5 million of funding to be drawn down at the Company’s discretion by the purchase of the Company’s common stock. The Company may request up to $210,000 in any seven-day period in exchange for issuing shares of its common stock to the investment firm. The facility may be used in whole or in part entirely at the Company’s discretion, subject to an effective registration of the related shares. As of December 31, 2004 this facility has not been utilized.

7.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2004	2003	2002

Numerator:

Numerator for basic and diluted earnings per share – net income available to common shareholders	$5,374,397	$4,340,678	$2,492,807
Effect of convertible preferred stock:
Dividends on preferred stock	12,292	56,762	—

Numerator for diluted earnings per share	$5,386,689	$4,397,440	$2,492,807
Denominator:
Denominator for basic earnings per share - weighted average shares	15,662,000	14,969,000	14,144,000
Effect of convertible preferred stock and dilutive securities:
Convertible preferred stock	52,000	237,000	—
Employee stock options and warrants	1,423,000	1,500,000	1,967,000

Denominator for diluted earnings per share – adjusted weighted average shares	17,137,000	16,706,000	16,111,000

Basic earnings per share	$0.34	$0.29	$0.18

Diluted earnings per share	$0.31	$0.26	$0.15

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

8.  Leases

The Company leases certain manufacturing, storage, office facilities, equipment, and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2004:

2005	$39,408
2006	39,408
2007	36,076
2008	19,416

$134,308

Machinery, office, and computer equipment at December 31, 2003, includes approximately $64,150 of equipment under leases that have been capitalized. Accumulated depreciation and amortization for such equipment approximated $9,164 at December 31, 2003.

Rent expense for all operating leases was $75,529, $161,792, and $275,130 for the years ended December 31, 2004, 2003, and 2002, respectively.

9.   Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are approximately as follows:

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$10,152,000	$10,152,000	$7,903,000	$7,903,000
Long-term debt, including current maturities	3,684,000	3,686,000	4,121,000	4,123,000

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

10.  Derivative  Financial Instruments

The Company has various transactions with its foreign subsidiaries that are denominated in U.S. dollars and are subject to foreign currency exchange risk on these transactions.

During 2003, the Company began using foreign currency exchange contracts to reduce its exposure to fluctuations in foreign exchange rates. The Company bases these contracts on the amount of cash flows that it expects to be remitted to the United States from its foreign operations and does not use such derivative financial instruments for trading or speculative purposes. The Company has accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts as of the balance sheet dates are recorded as other income and expense in the consolidated statements of income.

At December 31, 2004, the Company held forward exchange contracts totaling $649,000 with maturities through December 2005. All such contracts were denominated in Canadian dollars. For the year ended December 31, 2004, the Company recorded expense of $55,000, based on the net change in fair value of these contracts.

11.  Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31
	2004	2003	2002

Domestic	$9,548,384	$7,731,363	$4,244,927
Foreign	(540,695)	(431,923)	(210,120)

	$9,007,689	$7,299,440	$4,034,807

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

11. Income Taxes (continued) The components of the provision for income taxes are as follows:

	Year ended December 31
	2004	2003	2002

Current:
Federal	$2,963,000	$2,657,000	$1,492,000
Foreign	44,000	26,000	12,000
State	392,000	351,000	110,000

Total current	3,399,000	3,034,000	1,614,000

Deferred:
Federal	138,000	(88,000)	11,000
Foreign	66,000	(32,000)	(82,000)
State	18,000	(12,000)	(1,000)

Total deferred	222,000	(132,000)	(72,000)

	$3,621,000	$2,902,000	$1,542,000

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

	Year ended December 31
	2004	2003	2002

Income taxes at statutory rate	$3,063,000	$2,482,000	$1,372,000
State income taxes, net of federal benefit	410,000	339,000	110,000
Effect of foreign losses without an income tax benefit	126,000	58,000	9,000
Foreign minimum corporate income tax	45,000	—	—
Executive life insurance expense	8,000	(8,000)	54,000
Meals and entertainment	40,000	37,000	24,000
Extraterritorial income exclusion	(68,000)	—	—
Other	(3,000)	(6,000)	(27,000)

	$3,621,000	$2,902,000	$1,542,000

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

11.  Income Taxes (continued)

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. In evaluating the exposure associated with various filing positions, the Company estimates reserves for probable exposures, which are adjusted quarterly in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation.

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2004 and 2003, are as follows:

	2004	2003

Deferred tax assets:
Product refund reserve	$99,000	$58,000
Inventory obsolescence reserve	2,000	18,000
Vacation accrual	20,000	20,000
Compensation expense for warrants granted	37,000	27,000
Organization costs	54,000	31,000
Deferred compensation	352,000	230,000
Miscellaneous accrued expenses	25,430	27,164
Foreign net operating loss carryforwards	1,328,000	1,137,000
Valuation allowance	(1,125,000)	(777,000)

	792,430	771,164

Deferred tax liabilities:
Depreciation	641,000	307,000
Inventories	154,000	245,000

Net deferred tax (liabilities) assets	$(2,570)	$219,164

The Company has a deferred tax asset of $1,328,000, as of December 31, 2004, and $1,137,000 as of December 31, 2003, relating to foreign net operating loss carryforwards. The Company has recorded a valuation allowance to the extent that it is more likely than not that some portion of this asset will not be realized before it expires beginning in 2005.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

11.  Income Taxes (continued)

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On November 15, 2004, the FASB issued proposed Standard FAS 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This standard allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, “Accounting for Income Taxes” exception to recognizing deferred tax liabilities and requires explanatory disclosures from those who need the additional time. Through December 31, 2004, the Company has not provided deferred taxes on foreign earnings because such earnings are intended to be permanently reinvested outside the U.S. Whether the Company will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Further, the Company cannot reasonably estimate the related range of possible amounts of unremitted earnings it may consider for repatriation, nor the related potential range of income tax effects of such repatriation at the time of the issuance of these financial statements. As a result, the Company will make no change in its current intention to permanently reinvest accumulated earnings of its foreign subsidiaries. If it becomes apparent the Company will repatriate these earnings, a one-time tax charge to the Company’s consolidated statements of income could occur. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $344,000 at December 31, 2004.

12.  License Agreement

The Company has a license agreement with the individual who developed several of the Company’s products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5% of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The amount of expense under this agreement was $264,000 for the year ended December 31, 2002. The agreement expires in April 2005. The royalty payments terminated upon the death of the licensor, which occurred in February 2003. However, under the terms of the license agreement, the Company has the right to continue to use the name and likeness of the licensor in connection with marketing the related products for an annual fee of $10,000 for the duration of the agreement. As a result, the amounts of the expense in the years ended December 31, 2003 and 2004, were $54,000 and $10,000, respectively.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

13.  Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches 75% of the employee’s contribution. Company contributions under the 401(k) plan totaled $337,000, $288,000, and $246,000 in 2004, 2003, and 2002, respectively.

14.  Incentive Compensation Plans

In July 2001, the Board of Directors approved an incentive compensation plan effective for fiscal years beginning with 2001. Under the plan, the Company established a bonus pool payable on a semi-annual basis equal to 25% of the net income of the Company. Bonuses are payable on all profits, but only if the net income for each six-month period exceeds $250,000. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company expensed a total of $1,580,000, $1,309,500, and $741,250 to the participants of the bonus pool for 2004, 2003, and 2002, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2004, 2003, and 2002, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant.

15.  Related Party Transactions

An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 2004, 2003, and 2002, the Company incurred consulting fees to the officer/director and legal fees to his firm totaling approximately $410,000, $372,000, and $315,000, respectively.

In January 2004, the Company purchased a total of 116,564 shares of the Company’s common stock from three officer/directors and one director. The total cost of the purchases was $607,178, for a weighted average purchase price of $5.21 per share. In April 2004, the Company purchased a total of 75,000 shares of the Company’s common stock from two officer/directors. The total cost of the purchases was $686,802, for a weighted average purchase price of $9.16 per share. The price per share was based on a discount from the market price per share at the time of purchase in order to approximate the dilutive impact of their shares on the open market.

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

15.  Related Party Transactions (continued)

On March 14, 2005, the Company entered into an employment agreement and a stock redemption agreement with an officer/director. The employment agreement has a term of three years, and under the stock redemption agreement, the Company will purchase 450,000 shares of the common stock of the Company at a price of $9.00 per share. Payment of the purchase price for the shares will be made in installments over a period not to exceed four years at an interest rate of 4%. Principal payments of $900,000 are due on March 31, 2005, 2006, and 2007, and principal payments of $675,000 are due on March 31, 2008 and 2009.

16.  Segment Information

Description of Products and Services by Segment

The Company operates in one reportable segment, a network marketing segment consisting of seven operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions.

Geographic area data for the years ended December 31, 2004, 2003, and 2002, follows:

	2004	2003	2002

Net sales to external customers
United States	$83,873,430	$65,832,045	$53,210,463
Australia/New Zealand	2,542,695	2,059,928	1,922,764
Canada	1,750,704	1,255,836	982,925
Mexico	2,634,394	3,338,071	2,904,722
United Kingdom	545,534	475,319	446,465
Malaysia/Singapore	2,770,664	579,988	—
Philippines	2,865,012	3,418,536	3,459,524

Total net sales	$96,982,433	$76,959,723	$62,926,863

Assets by area
United States	$25,315,646	$18,738,771	$14,350,790
Australia/New Zealand	754,089	865,823	983,905
Canada	221,160	252,443	256,055
Mexico	1,834,229	2,300,299	1,619,941
United Kingdom	273,408	247,740	189,081
Malaysia/Singapore	1,716,929	1,353,677	—
Philippines	881,206	922,163	1,046,214

Total consolidated assets	$30,996,667	$24,680,916	$18,445,986

Reliv’ International, Inc. and Subsidiaries Notes to Consolidated Financial Statements

16.  Segment Information (continued)

The Company classifies its sales into three categories of products. Net sales by product category data for the years ended December 31, 2004, 2003, and 2002, follow:

	2004	2003	2002

Net sales by product category
Nutritional and dietary supplements	$83,982,424	$66,597,426	$53,704,567
Skin care products	1,229,187	1,056,133	1,319,618
Sales aids and other	11,770,822	9,306,164	7,902,678

Total net sales	$96,982,433	$76,959,723	$62,926,863

17. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(In thousands, except per share amounts)

2004
Net sales	$23,478	$23,891	$24,172	$25,441
Gross profit	$19,624	$19,891	$20,032	$20,772
Net income	$1,642	$1,201	$1,264	$1,280
Preferred dividends	$12	$—	$—	$—
Net income available to common shareholders	$1,629	$1,201	$1,264	$1,280
Earnings per share:
Basic	$0.11	$0.08	$0.08	$0.07
Diluted	$0.10	$0.07	$0.07	$0.07

2003
Net sales	$18,671	$17,767	$19,614	$20,908
Gross profit	$15,364	$14,758	$16,314	$17,296
Net income	$978	$931	$1,213	$1,275
Preferred dividends	$—	$22	$20	$14
Net income available to common shareholders	$978	$909	$1,193	$1,261
Earnings per share:
Basic	$0.06	$0.06	$0.08	$0.09
Diluted	$0.06	$0.06	$0.07	$0.07
F-29

Reliv’ International, Inc. and Subsidiaries Schedule II - Valuation and Qualifying Accounts

For the years ended December 31, 2004, 2003, and 2002

Column A	Column B	Column C		Column E		Column F

Classification	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions Describe		Balance at End of Year

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$8,600	$55,300		$52,400	(1)	$11,500
Reserve for obsolete inventory	46,800	(7,200)		27,600	(2)	12,000
Liability accounts:
Reserve for refunds	150,000	879,000	(3)	772,000	(3)	257,000

Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$10,000	$22,000		$23,400	(1)	$8,600
Reserve for obsolete inventory	57,900	18,200		29,300	(2)	46,800
Liability accounts:
Reserve for refunds	88,000	626,000	(3)	564,000	(3)	150,000

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$28,900	$16,100		$35,000	(1)	$10,000
Reserve for obsolete inventory	586,800	57,900		586,800	(2)	57,900
Liability accounts:
Reserve for refunds	50,000	423,500	(3)	385,500	(3)	88,000

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Disposal of obsolete inventory.

(3)	Amounts refunded, net of salable amounts returned are shown as a reduction of net sales.
F-30