Form 10-Q
period 2005-03-31
RELIV INTERNATIONAL INC
filed 2005-05-10
CIK 768710

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No. 1-11768

RELIV’ INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1172197
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63005

(Address of principal executive offices) (Zip Code)

(636) 537-9715

(Registrant’s telephone number, including area code)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes |X|   No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

COMMON STOCK 16,237,343 outstanding Shares as of March 31, 2005

Part I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.	Interim Balance Sheet as of March 31, 2005 and Balance Sheet as of December 31, 2004.

2.	Interim Statements of Income for the three-month periods ended March 31, 2005 and March 31, 2004.

3.	Interim Statements of Cash Flows for the three-month periods ended March 31, 2005 and March 31, 2004.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces a line of food products including nutritional supplements, diet management products, and sports drink mixes. The Company also sells a line of skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia/New Zealand, Canada, Mexico, the United Kingdom/Ireland, the Philippines, Malaysia, and Singapore. As of March 31, 2005, the Company had approximately 73,060 distributors worldwide.

The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20 percent to 40 percent of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped. In the first quarter ended March 31, 2005, sales in the United States made up approximately 90% of worldwide net sales, with the remainder from our international operations. This compares to 86% for all of 2004. The sales breakdown by country is given in greater detail in the “Net Sales by Region” table below.

Cost of products sold primarily consists of expenses related to raw materials, labor, quality control, and overhead directly associated with the production and distribution of products and sales materials, as well as shipping costs, duties, and taxes associated with product exports.

Distributor royalties and commissions are paid to Master Affiliates monthly, based on the sales of their distributor organization in the prior month. These expenses are governed by the distributor agreements. Also, included in this payment is other sales leadership bonuses that are directly related to the level of sales.

Selling, general, and administrative expenses include compensation and benefits, all other selling expenses, marketing, promotional expenses, travel, and other corporate administrative expenses.

Results of Operations

The Company had net income available to common shareholders of $2,063,000 ($0.13 per share basic and $0.12 per share diluted) for the quarter ended March 31, 2005, compared to net income available to common shareholders of $1,629,000 ($0.11 per share basic and $0.10 per share diluted) for the same period in 2004. Profitability continued to improve as net sales improved worldwide by 23%, led by a 26% increase in net sales in the United States, the Company’s primary market.

The following table summarizes the net sales by geographic region for the three- month periods ended March 31, 2005 and 2004.

Net Sales by Region	Three months ended March 31
(in thousands)	2005		2004
	$	% of sales	$	% of sales	Change from prior year	Change in %

United States	$25,969	89.6%	$20,572	87.6%	$5,397	26.2%
Australia/New Zealand	576	2.0%	592	2.5%	(16)	-2.7%
Canada	451	1.6%	397	1.7%	54	13.6%
Mexico	542	1.9%	671	2.9%	(129)	-19.2%
United Kingdom/Ireland	167	0.6%	145	0.6%	22	15.2%
Philippines	802	2.8%	696	3.0%	106	15.2%
Malaysia/Singapore	472	1.6%	405	1.7%	67	16.5%

Consolidated total	$28,979	100.0%	$23,478	100.0%	$5,501	23.4%

The following table illustrates the Company’s active distributors and Master Affiliates as of March 31, 2005 and 2004. The total amount of distributors also includes the Master Affiliates. The Company defines an active distributor as one that enrolls as a distributor or renews their distributorship during the prior twelve months. Growth in the number of active distributors and Master Affiliates is a key factor in continuing the growth of the business.

Active Distributors and Master Affiliates by Region

	as of 3/31/2005		as of 3/31/2004		Change in %
	Distributors	Master Affiliates	Distributors	Master Affiliates	Distributors	Master Affiliates

United States	49,040	11,170	43,420	8,410	12.9%	32.8%
Australia/New Zealand	3,010	220	2,640	200	14.0%	10.0%
Canada	1,430	170	1,250	150	14.4%	13.3%
Mexico	7,900	470	7,420	710	6.5%	-33.8%
United Kingdom/Ireland	470	40	430	40	9.3%	0.0%
Philippines	6,360	500	6,540	520	-2.8%	-3.8%
Malaysia/Singapore	4,850	710	2,440	270	98.8%	163.0%

Consolidated total	73,060	13,280	64,140	10,300	13.9%	28.9%

In the United States, new distributor enrollments, strong retention, and strong growth in the number of Master Affiliates continue to be factors in the increased sales in this market. In the first three months of 2005, over 6,200 new distributors were enrolled, as compared to approximately 6,000 in the same period of 2004. Distributor retention was approximately 62%, compared to a rate of 58% for all of 2004. The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States. In the first three months of 2005, over 2,100 distributors achieved Master Affiliate status, as compared to approximately 1,700 in the same period of 2004. The Company attributes the increase in sales and other sales statistics in part to the momentum created by the consistency and reinforcement of its training programs and business opportunity presentations, in the form of regional distributor conferences and other corporate-sponsored meetings. This has resulted in more distributors reaching the Master Affiliate level, who are more experienced and productive distributors.

Also contributing to the sales increase in the first quarter of 2005 are sales from the introduction of the Company’s newest product, CardioSentials™. Introduced in February 2005, net sales of this product were $1,063,000 in the first quarter of 2005.

During the first quarter of 2005, sales in the Company’s international subsidiaries showed a slight improvement. In aggregate, international sales increased by 4% to $3,010,000 in the first quarter of 2005, compared to $2,906,000 in the first quarter of 2004.

Sales in the markets of Canada, the Philippines, Malaysia/Singapore, and the UK increased by approximately 13% or better in each of these markets during the first quarter of 2005, versus the same period in 2004. Sales in these markets continue to show improvement as the Company continues its training and distributor development system in these markets.

Mexican sales decreased 19% in the first quarter of 2005, compared to the same period in 2004. Sales declined subsequent to price increase and change in distributor qualification requirements, effective March 1, 2005, to put the Mexican business model in line with the rest of the markets operated by the Company.

The following table summarizes selected items from the consolidated statement of operations, expressed as a percentage of net sales, for the periods indicated, and should be read in conjunction with the discussion of the components of the consolidated statements of operations that follow:

Selected data from the Consolidated Statements of Operations	Three Months Ended March 31
	2005	2004

Cost of products sold	17.1%	16.4%

Distributor royalties and commissions	40.4%	39.7%

Selling, general, and administrative	30.9%	32.0%

Provision for income taxes	4.4%	4.7%

Net income	7.1%	7.0%

Cost of products sold as a percentage of net sales was 17.1% in the first quarter of 2005, as compared to 16.4% in the first quarter of 2004. Cost of products sold as a percentage of net sales for the fourth quarter of 2004 was 18.3%. The increase was due to start-up inefficiencies related to the installation of new production equipment during the third and fourth quarters of 2004. Although the cost of products sold as a percentage of net sales in the first quarter of 2005 is higher than the first quarter of 2004, this percentage is improving as the operating efficiency of the new production equipment is improved.

Distributor royalties and commissions as a percentage of net sales were 40.4% and 39.7% in the first quarter of 2005 and 2004, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales. The increase is primarily the result the changes to the distributor compensation plan in the Philippines and Mexico during the first quarter of 2005. These changes resulted in commission payments being made on the full retail value of the products sold, and therefore, increased the percentage of royalties and commissions. With the changes made in the Philippines and Mexico, commission payments are being made on the full retail value of the products sold worldwide.

Selling, general and administrative (SGA) expenses increased $1,442,000 in the first quarter of 2005, as compared to the first quarter of 2004. However, SGA expenses as a percentage of net sales decreased to 30.9% in the first quarter of 2005 compared to 32.0% in the first quarter of 2004. Sales expenses represented approximately $608,000 of the increase, including increased credit card fees due to the higher sales volume; increased conference call expenses due to more frequent and greater participation in the use of this training and communications tool; and additional promotional bonuses. Marketing expenses increased by $162,000, primarily in higher expenses for regional distributor conferences. General and administrative expenses increased by approximately $642,000, primarily in salaries and bonuses, fringe benefit expenses, and director’s fees. Accounting fees and related expenses increased by $156,000 in the first quarter of 2005, compared to the first quarter of 2004. However, these fees in the first quarter of 2005 were $259,000 less than the fourth quarter of 2004, as the Company has established an internal audit department to handle much of the work related to management’s assessment of the internal control environment that was outsourced in the prior year.

The Company recorded income tax expense of $1,285,000 for the first quarter of 2005, an effective rate of 38.4%. In the first quarter of 2004, the Company recorded income tax expense of $1,110,000, an effective rate of 40.3%. The higher rate in 2004 is primarily due to non-deductible losses in some of the Company’s foreign markets.

Financial Condition

The Company generated $6,011,000 of net cash during the first quarter of 2005 from operating activities, $280,000 was used in investing activities, and the Company used $1,425,000 in financing activities. This compares to $3,465,000 of net cash provided by operating activities, $686,000 used in investing activities, and $975,000 used in financing activities in the first quarter of 2004. Cash and cash equivalents increased by $4,266,000 to $14,417,000 as of March 31, 2005, compared to December 31, 2004.

Significant changes in working capital items consisted of an increase in prepaid expenses and other current assets of $870,000, an increase in accounts payable and accrued expenses of $2,265,000, and an decrease in refundable income taxes payable of $1,263,000 in the first quarter of 2005. The increase in prepaid expenses and other current assets is due to prepayments for future promotional trips and for policy payments for various types of business insurance to be expensed over the lives of the policies. The increase in accounts payable and accrued expenses is due to increased production volume and other expenses related to the increase in sales volume, coupled with the increase in distributor commissions payable at March 31, 2005, compared to December 31, 2004. This increase in distributor commissions payable is the result of higher worldwide sales in March 2005, compared to December 2004. The decrease in the refundable income taxes is the result of a refund received from the Internal Revenue Service on the overpayment of income tax deposits.

The Company’s net investing activities in the first quarter of 2005 consisted of $280,000 for capital expenditures. The most significant financing activity in the first quarter of 2005 was $1,355,000 in purchases of treasury stock. Most of this treasury stock was purchased from related parties and is described in greater detail in Note 6 of the Consolidated Financial Statements. In March 2005, the Company announced that its Board of Directors had approved a stock repurchase plan of its common stock of up to $15 million over the next three years. Approximately $78,000 of stock was purchased from the open market during March 2005.

Stockholders’ equity decreased to $16,979,000 at March 31, 2005, compared with $18,191,000 at December 31, 2004. The decrease is primarily due to a stock repurchase agreement of $4.05 million of the Company’s common stock from an officer/director of the Company and other treasury stock purchases that occurred during the quarter, offset by the net income of the Company during the first quarter of 2005. Under the stock repurchase agreement, the Company paid cash of $900,000 in March 2005 and entered into a promissory note for $3,150,000. The stock repurchase agreement is described in greater detail in Note 6 of the Consolidated Financial Statements. Stockholders’ equity also increased by $1,185,000 as the result of the tax benefit from the exercise of nonqualified options and warrants during the first quarter.

The Company’s working capital balance was $12,962,000 at March 31, 2005, compared to $11,467,000 at December 31, 2004. The current ratio at March 31, 2005 was 2.24, compared to 2.41 at previous year-end. The Company also has an operating line of credit, with a maximum borrowing limit of $1,000,000 and a variable interest rate equal to the prime rate. At March 31, 2005, the Company had not utilized any of the line of credit.

Management believes that the Company’s internally generated funds, and the borrowing capacity under the line of credit agreement will be sufficient to meet working capital requirements for the remainder of 2005.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on page 35 of our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

The statements contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to the Company’s management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company’s actual growth, results, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as “anticipate”, “plan”, “expect”, “believe”, “estimate”, and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company’s ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company’s other SEC filings.

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

The Company enters into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. The Company has accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net changes in the fair value of these forward contracts as of March 31, 2005 was a cumulative expense $86,000. As of March 31, 2005, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, or the British pound.

There have been no other material changes in market risk exposures during the first three months of 2005 that affect the disclosures presented in Item 7A – “Qualitative and Quantitative Disclosures Regarding Market Risk” on pages 37 and 38 of our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on such review and evaluation, our chief executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2005	-	-	N/A	N/A

February 1-28, 2005	-	-	N/A	N/A

March 1-31, 2005	500,586(2)	$9.00	8,863	$14,922,000

Total	500,586		8,863

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-Q.

(1) In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the next 36 months.

(2) In March 2005, the Company purchased 489,193 shares of its common stock from certain of the Company’s officers/directors at a purchase price of $9.00 per share. These purchases are described in greater detail in Note 6 of the Consolidated Financial Statements. Also, the Company purchased 2,800 shares of its common stock at a purchase price of $8.89 per share under its Supplemental Executive Retirement Plan. These shares were purchased on the open market.

Item 6.	Exhibits

(a)	Exhibits*

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporate by reference Appendix B of the Form 14A the Registrant filed April 22, 1999)
3.2	By-Laws (incorporate by reference Appendix C of the Form 14A the Registrant filed April 22, 1999)
3.3	Amendment to By-Laws dated March 22, 2001 (incorporate by reference Exhibit 3.3 to the Form 10-K of the Registrant for year ended December 31, 2001)
10.1	Stock Redemption Agreement with David G. Kreher and Pamela S. Kreher dated March 14, 2005 (incorporate by reference Exhibit 10.18 to the Form 10-K of the Registrant for year ended December 31, 2004)
10.2	Kreher Employment Agreement dated March 14, 2005 (incorporate by reference Exhibit 10.19 to the Form 10-K of the Registrant for year ended December 31, 2004)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                  Also incorporated by reference the Exhibits filed as part of the SB-18 Registration Statement of the Registrant, effective November 5, 1985, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	RELIV’ INTERNATIONAL, INC.

By: /s/ Robert L. Montgomery
Robert L. Montgomery, President,
Chief Executive Officer

By: /s/ Steven D. Albright
Steven D. Albright, Chief
Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31 2005	December 31 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$14,417,336	$10,151,503
Accounts and notes receivable, less allowances of
$11,700 in 2005 and $11,500 in 2004	726,523	872,592
Accounts due from employees and distributors	184,983	70,620
Inventories
Finished goods	3,615,536	3,528,135
Raw materials	1,739,784	1,877,210
Sales aids and promotional materials	460,568	491,437

Total inventories	5,815,888	5,896,782

Refundable income taxes	24,735	1,288,260
Prepaid expenses and other current assets	1,922,520	1,052,428
Deferred income taxes	286,430	286,430

Total current assets	23,378,415	19,618,615

Other assets	1,418,691	1,196,780
Accounts due from employees and distributors	407,839	213,123

Property, plant and equipment:
Land	829,222	829,222
Building	9,027,775	9,027,577
Machinery & equipment	4,932,117	4,926,048
Office equipment	1,095,814	1,092,285
Computer equipment & software	2,979,783	2,719,065

	18,864,711	18,594,197
Less: Accumulated depreciation	8,943,729	8,626,048

Net property, plant and equipment	9,920,982	9,968,149

Total assets	$35,125,927	$30,996,667

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31 2005	December 31 2004
	(unaudited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,549,637	$3,155,071
Distributors commissions payable	4,107,173	3,561,110
Sales taxes payable	548,116	493,571
Interest expense payable	18,000	18,000
Payroll and payroll taxes payable	861,144	598,321

Total accounts payable and accrued expenses	10,084,070	7,826,073

Income taxes payable	6,790	—
Current maturities of long-term debt	325,364	325,895

Total current liabilities	10,416,224	8,151,968

Noncurrent liabilities:
Long-term debt, less current maturities	3,276,064	3,357,691
Promissory note (see Note 6)	3,150,000	—
Noncurrent deferred income taxes	289,000	289,000
Other noncurrent liabilities	1,015,973	1,007,255

Total noncurrent liabilities	7,731,037	4,653,946

Stockholders’ equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
as of 3/31/2005 and as of 12/31/04	—	—
Common stock, par value $.001 per share; 30,000,000
authorized; 16,251,743 shares issued and 16,237,343
shares outstanding as of 3/31/2005; 16,323,668 shares
issued and 16,320,931 shares outstanding as of 12/31/2004	16,252	16,324
Additional paid-in capital	23,561,201	22,661,179
Accumulated deficit	(5,744,872)	(3,719,711)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(742,658)	(758,331)
Treasury stock	(111,257)	(8,708)

Total stockholders’ equity	16,978,666	18,190,753

Total liabilities and stockholders’ equity	$35,125,927	$30,996,667

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended March 31
	2005	2004
Sales at suggested retail	$41,955,220	$33,859,141
Less: distributor allowances on product purchases	12,976,124	10,381,309

Net sales	28,979,096	23,477,832

Costs and expenses:
Cost of products sold	4,943,304	3,854,279
Distributor royalties and commissions	11,711,716	9,320,390
Selling, general and administrative	8,963,286	7,520,950

Total costs and expenses	25,618,306	20,695,619

Income from operations	3,360,790	2,782,213

Other income (expense):
Interest income	70,023	20,470
Interest expense	(85,490)	(65,231)
Other income/(expense)	3,066	14,195

Income before income taxes	3,348,389	2,751,647
Provision for income taxes	1,285,000	1,110,000

Net income	2,063,389	1,641,647

Preferred dividends accrued and paid	—	12,292

Net income available to common shareholders	$2,063,389	$1,629,355

Earnings per common share - Basic	$0.13	$0.11

Weighted average shares	16,479,000	15,178,000

Earnings per common share - Diluted	$0.12	$0.10

Weighted average shares	17,162,000	16,959,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2005	2004
Operating activities:
Net income	$2,063,389	$1,641,647
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	325,333	221,185
Stock based third party compensation	16,725	19,317
Tax benefit from exercise of options	1,185,000	—
Deferred income taxes	—	—
Foreign currency transaction (gain)/loss	51,556	(22,713)
(Increase) decrease in accounts and notes receivable	(160,575)	(234,687)
(Increase) decrease in inventories	85,988	(434,181)
(Increase) decrease in refundable income taxes	1,263,308	—
(Increase) decrease in prepaid expenses
and other current assets	(869,636)	(822,201)
(Increase) decrease in other assets	(221,910)	(50,736)
Increase (decrease) in accounts payable and accrued expenses	2,264,678	2,151,671
Increase (decrease) in income taxes payable	6,790	996,039

Net cash provided by operating activities	6,010,646	3,465,341

Investing activities:
Purchase of property, plant and equipment	(279,821)	(686,179)

Net cash used in investing activities	(279,821)	(686,179)

Financing activities:
Proceeds from long-term borrowings	—	—
Principal payments on long-term borrowings and
capital lease obligations	(81,972)	(66,818)
Proceeds from sale of common stock	—	48,601
Redemption of preferred stock	—	(450,000)
Preferred stock dividends paid	—	(12,292)
Proceeds from options exercised	12,412	112,966
Purchase of stock for treasury	(1,355,285)	(607,178)

Net cash provided by (used in) financing activities	(1,424,845)	(974,721)

Effect of exchange rate changes on cash and cash equivalents	(40,147)	46,818

Increase in cash and cash equivalents	4,265,833	1,851,259

Cash and cash equivalents at beginning of period	10,151,503	7,902,508

Cash and cash equivalents at end of period	$14,417,336	$9,753,767

See notes to financial statements

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2005

Note 1-- Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 with the Securities and Exchange Commission.

Note 2-- Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3-- Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31
	2005	2004

Numerator:
Numerator for basic and diluted
earnings per share—net income
available to common shareholders	$2,063,389	$1,629,355
Effect of convertible preferred stock:
Dividends on preferred stock	—	12,292

Numerator for diluted earnings per share	$2,063,389	$1,641,647

Denominator:
Denominator per basic earnings per
share—weighted average shares	16,479,000	15,178,000
Effect of convertible preferred stock and
dilutive securities:
Convertible preferred stock	—	204,000
Employee stock options and other warrants	683,000	1,577,000

Denominator for diluted earnings per
share—adjusted weighted average shares	17,162,000	16,959,000

Basic earnings per share	$0.13	$0.11

Diluted earnings per share	$0.12	$0.10

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2005

Note 4-- Comprehensive Income

Total comprehensive income was $2,079,062 for the three months ended March 31, 2005 and $1,668,376 for the three months ended March 31, 2004. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

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

	Three months ended March 31
	2005	2004

Net income available to common
shareholders, as reported	$2,063,389	$1,629,355
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	854,500	45,959

Pro forma net income available to
common shareholders	$1,208,889	$1,583,396

Earnings per share:
Basic—as reported	$0.13	$0.11

Basic—pro forma	$0.07	$0.10

Diluted—as reported	$0.12	$0.10

Diluted—pro forma	$0.07	$0.09

The Company issued 455,576 shares for the three months ended March 31, 2005, for stock option and warrant exercises. For the three months ended March 31, 2004, 155,933 shares were issued for such exercises.

Note 6-- Related Party Tranactions

On March 14, 2005, the Company entered into an employment agreement and a stock redemption agreement with an officer/director. The employment agreement has a term of three years, and under the stock redemption agreement, the Company will purchase 450,000 shares of the common stock of the Company at a price of $9.00 per share. Payment of the purchase price for the shares will be made in installments over a period not to exceed four years at an interest rate of 4%. The first principal payment of $900,000 was made on March 31, 2005, and future principal payments of $900,000 are due on March 31, 2006, and 2007, and principal payments of $675,000 are due on March 31, 2008 and 2009.

On March 22, 2005, the Company purchased 39,193 shares of the Company’s common stock from a former officer of the Company at a price of $9.00 per share.