Form 10-Q
period 2005-06-30
RELIV INTERNATIONAL INC
filed 2005-08-09
CIK 768710

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

          As of June 30, 2005, 15,521,581 shares of the Registrant’s common stock were outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

          The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.	Interim Balance Sheet as of June 30, 2005 and Balance Sheet as of December 31, 2004.

2.	Interim Statements of Income for the three- and six-month periods ended June 30, 2005 and June 30, 2004.

3.	Interim Statements of Cash Flows for the six-month periods ended June 30, 2005 and June 30, 2004.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Overview

          The Company produces a line of food products including nutritional supplements, diet management products and sports drink mixes.  The Company also sells a line of skin care products.  These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia/New Zealand, Canada, Mexico, the United Kingdom/Ireland, the Philippines, Malaysia, and Singapore.  As of June 30, 2005, the Company had approximately 70,230 distributors worldwide.

          The Company receives payment by credit card, personal check or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20% to 40% of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped.  In the six months ended June 30, 2005, sales in the United States made up approximately 90% of worldwide net sales, with the remainder from our international operations.  This compares to 86% for all of 2004.  The sales breakdown by country is given in greater detail in the “Net Sales by Region” table below.

          Cost of products sold primarily consists of expenses related to raw materials, labor, quality control and overhead directly associated with the production and distribution of products and sales materials, as well as shipping costs, duties and taxes associated with product exports.

          Distributor royalties and commissions are paid to Master Affiliates monthly, based on the sales of their distributor organization in the prior month.  These expenses are governed by the distributor agreements.  Also, included in this payment are other sales leadership bonuses that are directly related to the level of sales.

          Selling, general and administrative expenses include compensation and benefits, all other selling expenses, marketing, promotional expenses, travel and other corporate administrative expenses.

          Results of Operations

          The Company had net income available to common shareholders of $1,979,000 ($0.12 per share basic and $0.12 per share diluted) for the quarter ended June 30, 2005, compared to net income available to common shareholders of $1,201,000 ($0.08 per share basic and $0.07 per share diluted) for the same period in 2004. Profitability continued to improve as net sales improved worldwide by 19%, led by a 28% increase in net sales in the United States, the Company’s primary market.

          For the six months ended June 30, 2005, net income available to common shareholders was $4,042,000 ($0.25 per share basic and $0.24 per share diluted) compared to $2,830,000 ($0.19 per share basic and $0.17 per share diluted) for the six months ended June 30, 2004.

          The following table summarizes the net sales by geographic region for the three-month periods ended June 30, 2005 and 2004.

Net Sales by Region	Three months ended June 30
(in thousands)	2005		2004		Change from
	$	% of sales	$	% of sales	prior year	Change in %

United States	$26,088	91.4%	$20,446	85.6%	$5,642	27.6%
Australia/New Zealand	505	1.8%	565	2.4%	(60)	-10.6%
Canada	456	1.6%	378	1.6%	78	20.6%
Mexico	293	1.0%	664	2.8%	(371)	-55.9%
United Kingdom/Ireland	235	0.8%	145	0.6%	90	62.1%
Philippines	479	1.7%	674	2.8%	(195)	-28.9%
Malaysia/Singapore	490	1.7%	1,019	4.3%	(529)	-51.9%

Consolidated total	$28,546	100.0%	$23,891	100.0%	$4,655	19.5%

          The following table summarizes the net sales by geographic region for the six-month periods ended June 30, 2005 and 2004.

Net Sales by Region	Six months ended June 30
(in thousands)	2005		2004		Change from
	$	% of sales	$	% of sales	prior year	Change in %

United States	$52,057	90.5%	$41,017	86.6%	$11,040	26.9%
Australia/New Zealand	1,081	1.9%	1,158	2.4%	(77)	-6.6%
Canada	907	1.6%	776	1.6%	131	16.9%
Mexico	835	1.5%	1,335	2.8%	(500)	-37.5%
United Kingdom/Ireland	402	0.7%	289	0.6%	113	39.1%
Philippines	1,280	2.2%	1,370	2.9%	(90)	-6.6%
Malaysia/Singapore	963	1.7%	1,424	3.0%	(461)	-32.4%

Consolidated total	$57,525	100.0%	$47,369	100.0%	$10,156	21.4%

          The following table illustrates the Company’s active distributors and Master Affiliates as of June 30, 2005 and 2004.  The total amount of distributors also includes the Master Affiliates.  The Company defines an active distributor as one that enrolls as a distributor or renews their distributorship during the prior twelve months.  Growth in the number of active distributors and Master Affiliates is a key factor in continuing the growth of the business.

Active Distributors and Master Affiliates by Region

	as of 6/30/2005		as of 6/30/2004		Change in %
		Master		Master		Master
	Distributors	Affiliates	Distributors	Affiliates	Distributors	Affiliates

United States	50,240	13,090	45,040	9,870	11.5%	32.6%
Australia/New Zealand	2,790	240	2,770	230	0.7%	4.3%
Canada	1,370	190	1,350	160	1.5%	18.8%
Mexico	5,880	420	7,740	760	-24.0%	-44.7%
United Kingdom/Ireland	530	60	410	50	29.3%	20.0%
Philippines	5,640	500	6,510	580	-13.4%	-13.8%
Malaysia/Singapore	3,780	680	4,080	520	-7.4%	30.8%

Consolidated total	70,230	15,180	67,900	12,170	3.4%	24.7%

          In the United States, new distributor enrollments, strong retention and strong growth in the number of Master Affiliates continue to be factors in the increased sales in this market. In the first six months of 2005, over 12,700 new distributors were enrolled, as compared to approximately 12,200 in the same period of 2004.  Distributor retention was approximately 62%, compared to a rate of 58% for all of 2004.  The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States.  In the first six months of 2005, over 4,400 distributors achieved Master Affiliate status, as compared to approximately 3,600 in the same period of 2004.  The Company attributes the increase in sales and other sales statistics in part to the momentum created by the consistency and reinforcement of its training programs and business opportunity presentations, in the form of regional distributor conferences and other corporate-sponsored meetings.  This has resulted in more distributors reaching the Master Affiliate level, who are more experienced and productive distributors.

          Also contributing to the sales increase in the second quarter of 2005 are sales from the introduction of the Company’s newest product, CardioSentials®.  Introduced in February 2005, net sales of this product were $1,102,000 in the second quarter of 2005.

           During the second quarter of 2005, sales in the Company’s international subsidiaries declined overall.  In aggregate, international sales decreased by 29% to $2,458,000 in the second quarter of 2005, compared to $3,446,000 in the second quarter of 2004.  For the first six months of 2005, international sales declined by 14%, compared to the same period in 2004.

          Sales in Canada increased by 20% in the second quarter.  Sales in the United Kingdom increased by 62% in the second quarter of 2005, as the efforts of the new general manager and national sales manager in the UK are beginning to show positive results. Sales in Australia/New Zealand decreased by 11% in the second quarter of 2005, compared to the same period in 2004.  The sales manager for that region was terminated during the second quarter of 2005 and a search is ongoing to find a replacement.  Sales in Malaysia/Singapore decreased by approximately 50% in the second quarter of 2005.

          Sales in Mexico decreased over 50% in the second quarter of 2005, compared to the same period in 2004.   Sales declined subsequent to price a increase and change in distributor qualification requirements, effective March 1, 2005, to put the Mexican business model in line with the rest of the markets operated by the Company.  Similar changes were made in the Philippines and sales in that market declined by 29% in the second quarter of 2005, compared to the same period in 2004.

          The following table summarizes selected items from the consolidated statement of operations, expressed as a percentage of net sales, for the periods indicated, and should be read in conjunction with the discussion of the components of the consolidated statements of operations that follow:

Selected data from the Consolidated	Three Months Ended		Six Months Ended
Statements of Operations	June 30		June 30
	2005	2004	2005	2004

Cost of products sold	16.5%	16.7%	16.8%	16.6%

Distributor royalties and commissions	39.9%	40.0%	40.1%	39.9%

Selling, general, and administrative	32.2%	34.8%	31.6%	33.4%

Provision for income taxes	4.5%	3.4%	4.5%	4.0%

Net income	6.9%	5.0%	7.0%	6.0%

          Cost of products sold as a percentage of net sales was 16.5% in the second quarter of 2005, as compared to 16.8% in the second quarter of 2004. Cost of products sold as a percentage of net sales continues to gradually improve as the operating efficiency of the new production equipment installed in the third and fourth quarter of 2004 continues to improve and production volumes have increased. The cost of products sold as a percentage of net sales for the fourth quarter of 2004 was 18.3% and was 17.1% for the first quarter of 2005. The increase in cost of products sold for those quarters was due to start-up inefficiencies related to the installation of new production equipment.

          Distributor royalties and commissions as a percentage of net sales were 39.9% and 40.0% in the second quarter of 2005 and 2004, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales. During the first quarter of 2005, changes were made to the distributor compensation plan in the Philippines and Mexico, resulting in commission payments being made on the full retail value of the products sold. With these changes, commission payments are now being made on the full retail value of the products sold worldwide.

          Selling, general and administrative (SGA) expenses increased $876,000 in the second quarter of 2005, as compared to the second quarter of 2004. However, SGA expenses as a percentage of net sales decreased to 32.2% in the second quarter of 2005 compared to 34.8% in the second quarter of 2004. Sales expenses represented approximately $232,000 of the increase, including increased credit card fees due to the higher sales volume, and increased promotional bonuses related to sales volume. General and administrative expenses increased by approximately $718,000, primarily in salaries and bonuses, fringe benefit expenses, professional service fees, and director’s fees. Accounting fees and related expenses decreased by $148,000 in the second quarter of 2005, compared to the second quarter of 2004, in part because the Company has established an internal audit department to supplement the effort related to management’s documentation and assessment of the Company’s internal control environment. In the prior year, the Company incurred additional third party expenses with the adoption of the internal control documentation requirements of the Sarbanes-Oxley Act.

          For the first six months of 2005, SGA expenses increased by $2,318,000 compared to the first six months of 2004. However, SGA expenses as a percentage of net sales declined from 33.4% in the first six months of 2004 to 31.6% in the same period of 2005. The same items creating the significant changes during the second quarter of 2005, as compared to the same period in 2004, were responsible for the increase from the first six months of 2004 to the same period of 2005.

          During the second quarter of 2005, the Company incurred SGA expenses of approximately $143,000 in preparing for its most recent market entry, Germany. Reliv Germany GmbH began sales on July 18, 2005.

          The Company recorded income tax expense of $1,295,000 for the second quarter of 2005, an effective rate of 39.6%. In the second quarter of 2004, the Company recorded income tax expense of $802,000, an effective rate of 40.0%.

          Financial Condition, Liquidity and Capital Resources

          The Company generated $10,125,000 of net cash during the first six months of 2005 from operating activities, $1,203,000 was used in investing activities, and the Company used $13,134,000 in financing activities. This compares to $3,627,000 of net cash provided by operating activities, $1,348,000 used in investing activities, and $2,733,000 used in financing activities in the first six months of 2004. Cash and cash equivalents decreased by $4,315,000 to $5,837,000 as of June 30, 2005, compared to December 31, 2004.

           Significant changes in working capital items consisted of an increase in prepaid expenses and other current assets of $687,000, an increase in accounts payable and accrued expenses of $3,055,000, and a decrease in refundable income taxes payable of $1,262,000 in the first six months of 2005. The increase in prepaid expenses and other current assets is due to prepayments for future promotional trips and for policy payments for various types of business insurance to be expensed over the lives of the policies. The increase in accounts payable and accrued expenses is due to increased production volume and other expenses related to the increase in sales volume, coupled with the increase in distributor commissions payable at June 30, 2005, compared to December 31, 2004. This increase in distributor commissions payable is the result of higher worldwide sales in June 2005, compared to December 2004. The decrease in the refundable income taxes is the result of a refund received from the Internal Revenue Service on the overpayment of income tax deposits.

          The Company’s net investing activities in the first six months of 2005 consisted of $1,203,000 for capital expenditures. The most significant financing activity in the first six months of 2005 was $8,952,000 in purchases of treasury stock. The majority of this treasury stock was purchased from related parties and is described in Note 7 of the Consolidated Financial Statements. In March 2005, the Company announced that its Board of Directors had approved a stock repurchase plan of its common stock of up to $15 million over the next three years. Approximately $2,538,000 of stock was purchased from the open market during the first six months of 2005. In June 2005, the Company also paid the remaining balance of the long-term debt on its headquarters facility totaling approximately $3.5 million.

          Stockholders’ equity decreased to $10,908,000 at June 30, 2005, compared with $18,191,000 at December 31, 2004. The decrease is primarily due to a stock repurchase agreement of $4.05 million of the Company’s common stock from a former officer/director of the Company in the first quarter of 2005, stock purchases from three officer/directors of the Company totaling $5.08 million that took place in May 2005, and other treasury stock purchases that took place during the second quarter of 2005, offset by the net income of the Company during the first six months of 2005. Under the stock repurchase agreement with the former officer/director of the Company, the Company paid cash of $900,000 in March 2005 and entered into a promissory note for $3,150,000. The stock repurchase agreement is described in Note 7 of the Consolidated Financial

Statements. Stockholders’ equity also increased by $1,185,000 as the result of the tax benefit from the exercise of nonqualified options and warrants during the first six months of 2005.

          The Company’s working capital balance was $1,985,000 at June 30, 2005, compared to $11,467,000 at December 31, 2004. The current ratio at June 30, 2005 was 1.15, compared to 2.41 at previous year-end. In June 2005, the Company entered into a new $15 million revolving line of credit facility with the Company’s primary lender. This new facility replaced the Company’s previous operating line of credit that had a maximum borrowing limit of $1 million. The new facility expires in April 2007, and any advances accrue interest at a variable interest rate based on LIBOR. The new facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility shall not exceed EBITDA by a ratio of 3.5:1. At June 30, 2005, the Company had not utilized any of the new revolving line of credit facility and was in compliance with the minimum stockholders’ equity covenant.

          Management believes that the Company’s internally generated funds, and the borrowing capacity under the new revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2005.

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

          The Company enters into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. The Company has accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net changes in the fair value of these forward contracts as of June 30, 2005 was a cumulative expense of $57,000. As of June 30, 2005, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, or the British pound.

          There have been no other material changes in market risk exposures during the first six months of 2005 that affect the disclosures presented in Item 7A – “Qualitative and Quantitative Disclosures Regarding Market Risk” on pages 37 and 38 of our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Item 4.	Controls and Procedures

          Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on such review and evaluation, our chief executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2005	118,511		$9.69	118,511	$13,774,000

May 1-31, 2005	593,253	(2)	$9.57	58,245	$13,177,000

June 1-30, 2005	67,451		$10.66	67,451	$12,458,000

Total	779,215			244,207

(1) In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the next 36 months.

(2) In May 2005, the Company purchased 535,008 shares of its common stock from certain of the Company’s officers/directors at a purchase price of $9.50 per share. These purchases are described in Note 7 of the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 19, 2005, the following actions were submitted and approved by a vote of the shareholders:

1.	Election of seven directors; and

2.	Ratification of the Board’s selection of Ernst & Young LLP as the Company’s independent certified public accountants.

A total of 16,716,722 shares (approximately 91% of the issued and outstanding shares of the Company) were represented by proxy or in person at the meeting. These shares were voted on the matters presented at the meeting as follows:

1.	For the election of directors:

Name	Total Votes For	Total Votes Against

Robert L. Montgomery	15,213,917	26,151

Carl W. Hastings	15,221,329	18,739

Donald L. McCain	15,187,537	52,531

Stephen M. Merrick	15,194,791	45,277

John B. Akin	15,161,080	76,592

Denis St. John	15,189,587	48,085

Robert M. Henry	15,185,741	51,932

2.	Ratification of the Board of Directors selection of Ernst & Young LLP as the Company’s certified public accountants.

Total Votes For	Total Votes Against	Total Broker Non-Votes and Total Votes Abstain

15,180,544	14,473	45,051

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Appendix B of Form 14A of the Registrant filed on April 22, 1999).

3.2	By-Laws (incorporated by reference to Appendix C of Form 14A of the Registrant filed on April 22, 1999).

3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to Exhibit 3.3 of Form 10-K of the Registrant for the year ended December 31, 2001).

10.1	Letter Agreement dated June 7, 2005, between the Registrant and Southwest Bank of St. Louis.

10.2	Promissory Note dated June 7, 2005, between the Registrant and Southwest Bank of St. Louis.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2005	RELIV’ INTERNATIONAL, INC.

	By:	/s/ Robert L. Montgomery

Robert L. Montgomery, President,
Chief Executive Officer

	By:	/s/ Steven D. Albright

Steven D. Albright, Chief
Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30 2005	December 31 2004

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,836,812	$10,151,503
Accounts and notes receivable, less allowances of $23,700 in 2005 and $11,500 in 2004	568,017	872,592
Accounts due from employees and distributors	81,850	70,620
Inventories
Finished goods	4,399,137	3,528,135
Raw materials	1,635,865	1,877,210
Sales aids and promotional materials	526,066	491,437

Total inventories	6,561,068	5,896,782

Refundable income taxes	—	1,288,260
Prepaid expenses and other current assets	1,738,316	1,052,428
Deferred income taxes	320,430	286,430

Total current assets	15,106,493	19,618,615

Other assets	1,380,648	1,196,780
Accounts due from employees and distributors	485,772	213,123

Property, plant and equipment:
Land	829,222	829,222
Building	9,579,887	9,027,577
Machinery & equipment	4,943,662	4,926,048
Office equipment	1,395,298	1,092,285
Computer equipment & software	2,432,969	2,719,065

	19,181,038	18,594,197
Less: Accumulated depreciation	8,678,108	8,626,048

Net property, plant and equipment	10,502,930	9,968,149

Total assets	$27,475,843	$30,996,667

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30 2005	December 31 2004

	(unaudited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$5,386,029	$3,155,071
Distributors commissions payable	4,085,660	3,561,110
Sales taxes payable	474,721	493,571
Interest expense payable	14,823	18,000
Payroll and payroll taxes payable	926,638	598,321

Total accounts payable and accrued expenses	10,887,871	7,826,073

Income taxes payable	1,311,216	—
Current maturities of long-term debt	922,308	325,895

Total current liabilities	13,121,395	8,151,968

Noncurrent liabilities:
Long-term debt, less current maturities	19,068	3,357,691
Promissory note (see Note 7)	2,200,000	—
Deferred income taxes	232,000	289,000
Other non-current liabilities	995,298	1,007,255

Total noncurrent liabilities	3,446,366	4,653,946

Stockholders’ equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding as of 6/30/2005 and as of 12/31/2004	—	—
Common stock, par value $.001 per share; 30,000,000 authorized; 15,641,759 shares issued and 15,521,581 shares outstanding as of 6/30/2005; 16,323,668 shares issued and 16,320,931 shares outstanding as of 12/31/2004	15,642	16,324
Additional paid-in capital	22,823,676	22,661,179
Accumulated deficit	(9,985,348)	(3,719,711)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(707,542)	(758,331)
Treasury stock	(1,238,346)	(8,708)

Total stockholders’ equity	10,908,082	18,190,753

Total liabilities and stockholders’ equity	$27,475,843	$30,996,667

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Sales at suggested retail	$41,055,868	$34,280,799	$83,011,088	$68,139,940
Less: distributor allowances on product purchases	12,509,782	10,389,594	25,485,906	20,770,903

Net sales	28,546,086	23,891,205	57,525,182	47,369,037

Costs and expenses:
Cost of products sold	4,711,472	4,000,626	9,654,776	7,854,905
Distributor royalties and commissions	11,379,011	9,562,686	23,090,727	18,883,076
Selling, general and administrative	9,190,021	8,314,261	18,153,307	15,835,211

Total costs and expenses	25,280,504	21,877,573	50,898,810	42,573,192

Income from operations	3,265,582	2,013,632	6,626,372	4,795,845

Other income (expense):
Interest income	79,513	27,883	149,536	48,353
Interest expense	(117,177)	(46,671)	(202,667)	(111,902)
Other income	45,856	8,023	48,922	22,218

Income before income taxes	3,273,774	2,002,867	6,622,163	4,754,514
Provision for income taxes	1,295,000	802,000	2,580,000	1,912,000

Net income	1,978,774	1,200,867	4,042,163	2,842,514

Preferred dividends accrued and paid	—	—	—	12,292

Net income available to common shareholders	$1,978,774	$1,200,867	$4,042,163	$2,830,222

Earnings per common share - Basic	$0.12	$0.08	$0.25	$0.19

Weighted average shares	16,096,000	15,393,000	16,216,000	15,285,000

Earnings per common share - Diluted	$0.12	$0.07	$0.24	$0.17

Weighted average shares	16,622,000	17,389,000	16,825,000	16,976,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2005	2004

Operating activities:
Net income	$4,042,163	$2,842,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	662,159	508,767
Stock-based third party compensation	33,374	38,667
Tax benefit from exercise of options	1,185,000	—
Deferred income taxes	(91,000)	—
Foreign currency transaction (gain)/loss	148,115	(21,046)
(Increase) decrease in accounts and notes receivable	33,748	(96,522)
(Increase) decrease in inventories	(672,345)	(1,410,092)
(Increase) decrease in refundable income taxes	1,261,764	(122,158)
(Increase) decrease in prepaid expenses and other current assets	(686,844)	(222,207)
(Increase) decrease in other assets	(183,847)	(218,817)
Increase (decrease) in accounts payable and accrued expenses	3,055,235	2,476,295
Increase (decrease) in income taxes payable	1,337,393	(147,560)

Net cash provided by operating activities	10,124,915	3,627,841

Investing activities:
Purchase of property, plant and equipment	(1,203,294)	(1,348,385)

Net cash used in investing activities	(1,203,294)	(1,348,385)

Financing activities:
Principal payments on long-term borrowings and capital lease obligations	(3,641,559)	(172,488)
Proceeds from sale of common stock	—	48,601
Redemption of preferred stock	—	(975,000)
Preferred stock dividends paid	—	(12,292)
Common stock dividends paid	(565,158)	(460,319)
Repayment of loans by officers and directors	—	—
Proceeds from options exercised	24,183	132,388
Purchase of stock for treasury	(8,951,805)	(1,293,980)

Net cash used in financing activities	(13,134,339)	(2,733,090)

Effect of exchange rate changes on cash and cash equivalents	(101,973)	(39,218)

Decrease in cash and cash equivalents	(4,314,691)	(492,852)

Cash and cash equivalents at beginning of period	10,151,503	7,902,508

Cash and cash equivalents at end of period	$5,836,812	$7,409,656

See notes to financial statements

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2005

Note 1—	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which primarily include normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 with the Securities and Exchange Commission.

Note 2—	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3—	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Numerator:
Numerator for basic and diluted earnings per share—net income available to common shareholders	$1,978,774	$1,200,867	$4,042,163	$2,830,222
Effect of convertible preferred stock:
Dividends on preferred stock	—	—	—	12,292

Numerator for diluted earnings per share	$1,978,774	$1,200,867	$4,042,163	$2,842,514

Denominator:
Denominator for basic earnings per share—weighted average shares	16,096,000	15,393,000	16,216,000	15,285,000
Effect of convertible preferred stock and dilutive securities:
Convertible preferred stock	—	—	—	106,000
Employee stock options and other warrants	526,000	1,996,000	609,000	1,585,000

Denominator for diluted earnings per share—adjusted weighted average shares	16,622,000	17,389,000	16,825,000	16,976,000

Basic earnings per share	$0.12	$0.08	$0.25	$0.19

Diluted earnings per share	$0.12	$0.07	$0.24	$0.17

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2005

Note 4—	New Pronouncements

The Securities and Exchange Commission has deferred the adoption date of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” to the beginning of the fiscal year that begins after June 15, 2005, (January 1, 2006 for calendar year companies) from a July 1, 2005 adoption date previously set by the FASB. SFAS No. 123R requires the recognition of share-based payments, including employee stock options, in the income statement based on their fair values. The Company expects to adopt this standard on January 1, 2006. Based on stock option grants made in prior years, the Company estimates it will (assuming the modified prospective method is used) recognize expense for stock options for the year ending December 31, 2006 of $63,000, net of taxes.

Note 5—	Comprehensive Income

Total comprehensive income was $2,013,889 and $4,092,951 for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, comprehensive income was $1,082,067 and $2,750,443, respectively. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

Note 6—	Stock-Based Compensation

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

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Net income available to common shareholders, as reported	$1,978,774	$1,200,867	$4,042,163	$2,830,222
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	636,095	369	1,490,595	46,328

Pro forma net income available to common shareholders	$1,342,679	$1,200,498	$2,551,568	$2,783,894

Earnings per share:
Basic—as reported	$0.12	$0.08	$0.25	$0.19

Basic—pro forma	$0.08	$0.08	$0.16	$0.18

Diluted—as reported	$0.12	$0.07	$0.24	$0.17

Diluted—pro forma	$0.08	$0.07	$0.15	$0.16

The Company issued 523,109 shares for the six months ended June 30, 2005, for stock option and warrant exercises. For the six months ended June 30, 2004, 785,494 shares were issued for such exercises.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2005

Note 7—	Related Party Tranactions

On March 14, 2005, the Company entered into an employment agreement and a stock redemption agreement with an officer/director. The employment agreement has a term of three years and includes a non-compete clause which extends for six years. Under the stock redemption agreement, the Company will purchase 450,000 shares of the common stock of the Company at a price of $9.00 per share. Payment of the purchase price for the shares will be made in installments over a period not to exceed four years at an interest rate of 4%. The first principal payment of $900,000 was made on March 31, 2005, and future principal payments of $900,000 are due on March 31, 2006, and 2007, and principal payments of $675,000 are due on March 31, 2008 and 2009.

On March 22, 2005, the Company purchased 39,193 shares of the Company’s common stock from a former officer of the Company at a price of $9.00 per share.

In May 2005, the Company purchased an aggregate of 535,008 shares of the Company’s common stock from three officer/directors at a price of $9.50 per share.

The retirement of the shares purchased in these various transactions reduced stockholders’ equity by $9,485,000 as of June 30, 2005.