Form 10-Q
period 2005-09-30
RELIV INTERNATIONAL INC
filed 2005-11-04
CIK 768710

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of September 30, 2005, 15,616,607 shares of the Registrant’s common stock were outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.	Interim Balance Sheet as of September 30, 2005 and Balance Sheet as of December 31, 2004.

2.	Interim Statements of Income for the three- and nine-month periods ended September 30, 2005 and September 30, 2004.

3.	Interim Statements of Cash Flows for the nine-month periods ended September 30, 2005 and September 30, 2004.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces a line of food products including nutritional supplements, diet management products and sports drink mixes. The Company also sells a line of skin care products. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia/New Zealand, Canada, Mexico, the United Kingdom/Ireland, the Philippines, Malaysia, Singapore, and Germany. As of September 30, 2005, the Company had approximately 68,400 distributors worldwide.

The Company receives payment by credit card, personal check or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. The net sales price is the suggested retail price less the distributor discount of 20% to 40% of such suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped. In the nine months ended September 30, 2005, sales in the United States made up approximately 90% of worldwide net sales, with the remainder from our international operations. This compares to 86% for all of 2004. The sales breakdown by country is given in greater detail in the “Net Sales by Region” table below.

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

Results of Operations

The Company had net income available to common shareholders of $1,668,000 ($0.11 per share basic and $0.10 per share diluted) for the quarter ended September 30, 2005, compared to net income available to common shareholders of $1,264,000 ($0.08 per share basic and $0.07 per share diluted) for the same period in 2004. Profitability continued to improve as net sales improved worldwide by 18%, led by a 25% increase in net sales in the United States, the Company’s primary market.

For the nine months ended September 30, 2005, net income available to common shareholders was $5,711,000 ($0.36 per share basic and $0.35 per share diluted) compared to $4,094,000 ($0.26 per share basic and $0.24 per share diluted) for the nine months ended September 30, 2004.

The following table summarizes the net sales by geographic region for the three-month periods ended September 30, 2005 and 2004.

Net Sales by Region	Three months ended September 30
(in thousands)	2005		2004		Change from
	$	% of sales	$	% of sales	prior year	Change in %

United States	$25,823	90.4%	$20,705	85.7%	$5,118	24.7%
Australia/New Zealand	486	1.7%	642	2.7%	(156)	-24.3%
Canada	383	1.3%	455	1.9%	(72)	-15.8%
Mexico	402	1.4%	642	2.7%	(240)	-37.4%
United Kingdom/Ireland	240	0.8%	122	0.5%	118	96.7%
Philippines	526	1.8%	767	3.2%	(241)	-31.4%
Malaysia/Singapore	577	2.0%	839	3.5%	(262)	-31.2%
Germany	118	0.4%	-	-	118	N.M.

Consolidated total	$28,555	100.0%	$24,172	100.0%	$4,383	18.1%

The following table summarizes the net sales by geographic region for the nine-month periods ended September 30, 2005 and 2004.

Net Sales by Region	Nine months ended September 30
(in thousands)	2005		2004		Change from
	$	% of sales	$	% of sales	prior year	Change in %

United States	$77,881	90.5%	$61,722	86.3%	$16,159	26.2%
Australia/New Zealand	1,567	1.8%	1,800	2.5%	(233)	-12.9%
Canada	1,290	1.5%	1,231	1.7%	59	4.8%
Mexico	1,237	1.4%	1,977	2.8%	(740)	-37.4%
United Kingdom/Ireland	642	0.7%	411	0.6%	231	56.2%
Philippines	1,807	2.1%	2,137	3.0%	(330)	-15.4%
Malaysia/Singapore	1,539	1.8%	2,263	3.2%	(724)	-32.0%
Germany	118	0.1%	-	-	118	N.M.

Consolidated total	$86,081	100.0%	$71,541	100.0%	$14,540	20.3%

The following table illustrates the Company’s active distributors and Master Affiliates as of September 30, 2005 and 2004. The total amount of distributors also includes the Master Affiliates. The Company defines an active distributor as one that enrolls as a distributor or renews their distributorship during the prior twelve months. Growth in the number of active distributors and Master Affiliates is a key factor in continuing the growth of the business.

Active Distributors and Master Affiliates by Region

	as of 9/30/2005		as of 9/30/2004		Change in %
		Master		Master		Master
	Distributors	Affiliates	Distributors	Affiliates	Distributors	Affiliates

United States	51,470	14,560	46,030	11,120	11.8%	30.9%
Australia/New Zealand	2,570	240	2,990	260	-14.0%	-7.7%
Canada	1,270	200	1,440	190	-11.8%	5.3%
Mexico	4,020	380	8,000	720	-49.8%	-47.2%
United Kingdom/Ireland	640	90	410	50	56.1%	80.0%
Philippines	4,930	520	6,710	610	-26.5%	-14.8%
Malaysia/Singapore	3,430	620	5,220	710	-34.3%	-12.7%
Germany	70	30	-	-	N.M.	N.M.

Consolidated total	68,400	16,640	70,800	13,660	-3.4%	21.8%

In the United States, new distributor enrollments, strong retention and strong growth in the number of Master Affiliates continue to be factors in the increased sales in this market. In the first nine months of 2005, over 18,400 new distributors were enrolled, as compared to approximately 17,700 in the same period of 2004. Distributor retention was approximately 62%, compared to a rate of 58% for all of 2004. The number of distributors reaching Master Affiliate, the highest level of discount a distributor can attain, has also continued to improve in the United States. In the first nine months of 2005, over 6,400 distributors achieved Master Affiliate status, as compared to approximately 5,100 in the same period of 2004. The Company attributes the increase in sales and other sales statistics in part to the momentum created by the consistency and reinforcement of its training programs and business opportunity presentations, in the form of regional distributor conferences and other corporate-sponsored meetings. This has resulted in more distributors reaching the Master Affiliate level, who are more experienced and productive distributors.

Also contributing to the sales increase in the third quarter of 2005 are sales from the introduction of the Company’s newest product, CardioSentials®. Introduced in February 2005, net sales of this product were $918,000 and $3,113,000 for the three- and nine-month periods ended September 30, 2005, respectively.

During the third quarter of 2005, sales in the Company’s international subsidiaries declined overall. In aggregate, international sales decreased by 21% to $2,732,000 in the third quarter of 2005, compared to $3,467,000 in the third quarter of 2004. For the first nine months of 2005, international sales declined by 16%, compared to the same period in 2004.

Sales in the United Kingdom increased by 97% in the third quarter of 2005, as the efforts of the new general manager and national sales manager in the UK are beginning to show positive results.

Sales in Australia/New Zealand decreased by 24% in the third quarter of 2005, compared to the same period in 2004. The sales manager for that region was terminated during the second quarter of 2005, and the Company named a new sales manager in September 2005. Sales in Malaysia/Singapore decreased by approximately 31% in the third quarter of 2005, while sales in Canada decreased by 16% in the third quarter.

Sales in Mexico decreased over 37% in the third quarter of 2005, compared to the same period in 2004. Sales declined subsequent to a price increase and change in distributor qualification requirements, effective March 1, 2005, to put the Mexican business model in line with the rest of the markets operated by the Company. Similar changes were made in the Philippines and sales in that market declined by 31% in the third quarter of 2005, compared to the same period in 2004. Although sales levels in these markets are below their levels in the prior year quarter, recent trends are showing improvement. In Mexico and the Philippines, sales in the third quarter of 2005 were up 37% and 10%, respectively, over the second quarter of 2005.

The following table summarizes selected items from the consolidated statement of operations, expressed as a percentage of net sales, for the periods indicated, and should be read in conjunction with the discussion of the components of the consolidated statements of operations that follow:

Selected data from the Consolidated	Three Months Ended		Nine Months Ended
Statements of Operations	September 30		September 30
	2005	2004	2005	2004

Cost of products sold	17.1%	17.1%	16.9%	16.8%

Distributor royalties and commissions	40.0%	39.4%	40.1%	39.7%

Selling, general, and administrative	33.2%	34.9%	32.1%	33.9%

Provision for income taxes	3.6%	3.3%	4.2%	3.8%

Net income	5.8%	5.2%	6.6%	5.7%

Cost of products sold as a percentage of net sales was 17.1% in the third quarter of 2005. Excluding a $100,000 charge for slow-moving inventory, cost of products sold as a percentage of net sales was 16.7% in the third quarter of 2005, as compared to 17.1% in the third quarter of 2004.

Distributor royalties and commissions as a percentage of net sales were 40.0% and 39.4% in the third quarter of 2005 and 2004, respectively. These expenses are governed by the distributor agreements and are directly related to the level of sales. During the first quarter of 2005, changes were made to the distributor compensation plan in the Philippines and Mexico, resulting in commission payments being made on the full retail value of the products sold. With these changes, commission payments are now being made on the full retail value of the products sold worldwide.

Selling, general and administrative (SGA) expenses increased $1,032,000 in the third quarter of 2005, as compared to the third quarter of 2004. However, SGA expenses as a percentage of net sales decreased to 33.2% in the third quarter of 2005 compared to 34.9% in the third quarter of 2004.

Sales and marketing expenses represented approximately $745,000 of the increase, including increased credit card fees due to the higher sales volume, and increased promotional bonuses and increased promotional trip expenses related to sales volume. General and administrative expenses increased by approximately $248,000, primarily in salaries and bonuses, fringe benefit expenses, travel expenses, professional service fees, and director’s fees. These increases were offset by declines in certain areas. Legal fees decreased by $109,000, and accounting fees and related expenses decreased by $454,000 in the third quarter of 2005, compared to the third quarter of 2004. The decrease in accounting fees and related expenses is due in part because the Company has established an internal audit department to supplement the effort related to management’s documentation and assessment of the Company’s internal control environment. In the prior year, the Company incurred additional third party expenses with the adoption of the internal control documentation requirements of the Sarbanes-Oxley Act.

For the first nine months of 2005, SGA expenses increased by $3,350,000 compared to the first nine months of 2004. However, SGA expenses as a percentage of net sales declined from 33.9% in the first nine months of 2004 to 32.1% in the same period of 2005. The same items creating the significant changes during the third quarter of 2005, as compared to the same period in 2004, were responsible for the increase from the first nine months of 2004 to the same period of 2005.

During the third quarter of 2005, the Company incurred SGA expenses of approximately $328,000 in its most recent market entry, Germany. Reliv Germany GmbH began sales on July 18, 2005.

The Company recorded income tax expense of $1,036,000 for the third quarter of 2005, an effective rate of 38.3%. In the third quarter of 2004, the Company recorded income tax expense of $807,000, an effective rate of 39.0%.

Financial Condition, Liquidity and Capital Resources

The Company generated $10,355,000 of net cash during the first nine months of 2005 from operating activities, $1,529,000 was used in investing activities, and the Company used $13,903,000 in financing activities. This compares to $5,549,000 of net cash provided by operating activities, $1,484,000 used in investing activities, and $2,792,000 used in financing activities in the first nine months of 2004. Cash and cash equivalents decreased by $5,213,000 to $4,939,000 as of September 30, 2005, compared to December 31, 2004.

Significant changes in working capital items consisted of an increase in inventories of $745,000, an increase in accounts payable and accrued expenses of $1,566,000, and a decrease in refundable income taxes payable of $1,267,000 in the first nine months of 2005. The increase in inventory is to support the higher sales levels of the Company’s sales in the United States, coupled with the initial production requirements for the opening in Germany. The increase in accounts payable and accrued expenses is due to increased production volume and other expenses related to the increase in sales volume, coupled with the increase in distributor commissions payable at September 30, 2005, compared to December 31, 2004. This increase in distributor commissions payable is the result of higher worldwide sales in September 2005, compared to December 2004. The decrease in the refundable income taxes is the result of a refund received from the Internal Revenue Service on the overpayment of income tax deposits.

The Company’s net investing activities in the first nine months of 2005 consisted of $1,587,000 for capital expenditures. The most significant financing activity in the first nine months of 2005 was $9,892,000 in purchases of treasury stock. The majority of this treasury stock was purchased from related parties and is described in Note 7 of the Consolidated Financial Statements. In March 2005, the Company announced that its Board of Directors had approved a stock repurchase plan of its common stock of up to $15 million over the next three years. Approximately $3,482,000 of stock was purchased from the open market during the first nine months of 2005. In June 2005, the Company also paid the remaining balance of the long-term debt on its headquarters facility totaling approximately $3.5 million.

Stockholders’ equity decreased to $12,009,000 at September 30, 2005, compared with $18,191,000 at December 31, 2004. The decrease is primarily due to a stock repurchase agreement of $4.05 million of the Company’s common stock from a former officer/director of the Company in the first quarter of 2005, stock purchases from three officer/directors of the Company totaling $5.08 million that took place in May 2005, and other 2005 treasury stock purchases, offset by the net income of the Company during the first nine months of 2005. Under the stock repurchase agreement with the former officer/director of the Company, the Company paid cash of $900,000 in March 2005 and entered into a promissory note for $3,150,000. The stock repurchase agreement is described in Note 7 of the Consolidated Financial Statements. Stockholders’ equity also increased by $1,344,000 as the result of the tax benefit from the exercise of nonqualified options and warrants during the first nine months of 2005.

The Company’s working capital balance was $3,081,000 at September 30, 2005, compared to $11,467,000 at December 31, 2004. The current ratio at September 30, 2005 was 1.29, compared to 2.41 at previous year-end. In June 2005, the Company entered into a new $15 million revolving line of credit facility with the Company’s primary lender. This new facility replaced the Company’s previous operating line of credit that had a maximum borrowing limit of $1 million. The new facility expires in April 2007, and any advances accrue interest at a variable interest rate based on LIBOR. The new facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility shall not exceed EBITDA by a ratio of 3.5:1. At September 30, 2005, the Company had not utilized any of the new revolving line of credit facility and was in compliance with the minimum stockholders’ equity covenant.

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

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

The statements contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934, as amended) that are subject to a variety of risks and uncertainties. The forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to the Company’s management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company’s actual growth, results, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as “anticipate,”“plan,”“expect,”“believe,”“estimate,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company’s ability to continue to attract, maintain and motivate its distributors, changes in the regulatory environment affecting network marketing sales and sales of food and dietary supplements and other risks and uncertainties detailed in the Company’s other SEC filings.

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

The Company enters into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. The Company has accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net changes in the fair value of these forward contracts as of September 30, 2005 was a cumulative expense of $99,000. As of September 30, 2005, the Company had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, the EU Euro, or the British pound.

There have been no other material changes in market risk exposures during the first nine months of 2005 that affect the disclosures presented in Item 7A - “Qualitative and Quantitative Disclosures Regarding Market Risk” on pages 37 and 38 of our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on such review and evaluation, our chief executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1-31, 2005	51,911	$10.37	51,911	$11,920,000

August 1-31, 2005	10,200	$8.78	10,200	$11,830,000

September 1-30, 2005	35,616	$8.76	35,616	$11,518,000

Total	97,727		97,727

(1) In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the next 36 months.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Appendix B of Form 14A of the Registrant filed on April 22, 1999).
3.2	By-Laws (incorporated by reference to Appendix C of Form 14A of the Registrant filed on April 22, 1999).
3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to Exhibit 3.3 of Form 10-K of the Registrant for the year ended December 31, 2001).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2005	RELIV’ INTERNATIONAL, INC.

	By:	/s/ Robert L. Montgomery
Robert L. Montgomery, President,
Chief Executive Officer

	By:	/s/ Steven D. Albright
Steven D. Albright, Chief
Financial Officer

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,938,717	$10,151,503
Accounts and notes receivable, less allowances of
$26,500 in 2005 and $11,500 in 2004	553,333	872,592
Accounts due from employees and distributors	122,534	70,620
Inventories
Finished goods	4,450,245	3,528,135
Raw materials	1,645,248	1,877,210
Sales aids and promotional materials	544,209	491,437
Total inventories	6,639,702	5,896,782

Refundable income taxes	-	1,288,260
Prepaid expenses and other current assets	1,165,203	1,052,428
Deferred income taxes	391,430	286,430
Total current assets	13,810,919	19,618,615

Other assets	1,480,639	1,196,780
Accounts due from employees and distributors	414,882	213,123

Property, plant and equipment:
Land	829,222	829,222
Building	9,516,758	9,027,577
Machinery & equipment	5,095,108	4,926,048
Office equipment	1,445,610	1,092,285
Computer equipment & software	2,529,804	2,719,065
	19,416,502	18,594,197
Less: Accumulated depreciation	8,942,186	8,626,048
Net property, plant and equipment	10,474,316	9,968,149

Total assets	$26,180,756	$30,996,667

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2005	2004
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,884,764	$3,155,071
Distributors commissions payable	4,047,860	3,561,110
Sales taxes payable	501,248	493,571
Interest expense payable	12,000	18,000
Payroll and payroll taxes payable	877,540	598,321
Total accounts payable and accrued expenses	9,323,412	7,826,073

Income taxes payable	517,460	-
Current maturities of long-term debt	919,225	325,895
Total current liabilities	10,760,097	8,151,968

Noncurrent liabilities:
Long-term debt, less current maturities	15,098	3,357,691
Promissory note (see Note 7)	2,200,000	-
Deferred income taxes	128,000	289,000
Other non-current liabilities	1,068,598	1,007,255
Total noncurrent liabilities	3,411,696	4,653,946

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
as of 9/30/2005 and as of 12/31/2004	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 15,665,848 shares issued and 15,616,607
shares outstanding as of 9/30/2005; 16,323,668 shares
issued and 16,320,931 shares outstanding as of 12/31/2004	15,666	16,324
Additional paid-in capital	22,955,687	22,661,179
Accumulated deficit	(9,838,046)	(3,719,711)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(700,143)	(758,331)
Treasury stock	(424,201)	(8,708)

Total stockholders' equity	12,008,963	18,190,753

Total liabilities and stockholders' equity	$26,180,756	$30,996,667

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Sales at suggested retail	$41,113,139	$34,654,446	$124,124,228	$102,794,387
Less: distributor allowances on product purchases	12,557,707	10,482,388	38,043,613	31,253,292

Net sales	28,555,432	24,172,058	86,080,615	71,541,095

Costs and expenses:
Cost of products sold	4,873,785	4,139,646	14,528,561	11,994,551
Distributor royalties and commissions	11,416,814	9,534,381	34,507,541	28,417,457
Selling, general and administrative	9,466,159	8,433,789	27,619,467	24,269,000

Total costs and expenses	25,756,758	22,107,816	76,655,569	64,681,008

Income from operations	2,798,674	2,064,242	9,425,046	6,860,087

Other income (expense):
Interest income	40,647	28,849	190,183	77,202
Interest expense	(59,776)	(65,621)	(262,443)	(177,523)
Other income	(75,109)	43,662	(26,187)	65,880

Income before income taxes	2,704,436	2,071,132	9,326,599	6,825,646
Provision for income taxes	1,036,000	807,000	3,616,000	2,719,000

Net income	1,668,436	1,264,132	5,710,599	4,106,646

Preferred dividends accrued and paid	-	-	-	12,292

Net income available to common shareholders	$1,668,436	$1,264,132	$5,710,599	$4,094,354

Earnings per common share - Basic	$0.11	$0.08	$0.36	$0.26
Weighted average shares	15,539,000	15,846,000	15,988,000	15,473,000

Earnings per common share - Diluted	$0.10	$0.07	$0.35	$0.24
Weighted average shares	15,978,000	16,974,000	16,551,000	17,069,000

Cash dividends declared per common share	$-	$-	$0.035	$0.030

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2005	2004

Operating activities:
Net income	$5,710,599	$4,106,646
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	1,012,697	818,814
Stock-based third party compensation	50,024	58,417
Tax benefit from exercise of options	1,344,000	1,026,204
Deferred income taxes	(266,000)	-
Foreign currency transaction (gain)/loss	184,275	(29,313)
(Increase) decrease in accounts and notes receivable	77,845	(135,997)
(Increase) decrease in inventories	(745,134)	(1,511,459)
(Increase) decrease in refundable income taxes	1,267,255	(351,452)
(Increase) decrease in prepaid expenses
and other current assets	(101,436)	(438,510)
(Increase) decrease in other assets	(283,847)	(227,306)
Increase (decrease) in accounts payable and accrued expenses	1,566,467	2,380,099
Increase (decrease) in income taxes payable	538,094	(147,204)

Net cash provided by operating activities	10,354,839	5,548,939

Investing activities:
Proceeds from the sale of property, plant and equipment	57,823	119,615
Purchase of property, plant and equipment	(1,587,264)	(1,603,633)

Net cash used in investing activities	(1,529,441)	(1,484,018)

Financing activities:
Principal payments on long-term borrowings and
capital lease obligations	(3,648,541)	(355,690)
Proceeds from sale of common stock	-	48,601
Proceeds from sale of treasury stock	22,547	-
Redemption of preferred stock	-	(975,000)
Preferred stock dividends paid	-	(12,292)
Common stock dividends paid	(565,158)	(460,319)
Proceeds from options and warrants exercised	179,919	256,602
Purchase of stock for treasury	(9,891,505)	(1,293,980)

Net cash used in financing activities	(13,902,738)	(2,792,078)

Effect of exchange rate changes on cash and cash equivalents	(135,446)	(31,637)

Decrease in cash and cash equivalents	(5,212,786)	1,241,206

Cash and cash equivalents at beginning of period	10,151,503	7,902,508

Cash and cash equivalents at end of period	$4,938,717	$9,143,714

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2005

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

Note 2--	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3--	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Numerator:
Numerator for basic earnings per share--net
income available to common shareholders	$1,668,436	$1,264,132	$5,710,599	$4,094,354
Effect of convertible preferred stock:
Dividends on preferred stock	-	-	-	12,292

Numerator for diluted earnings per share	$1,668,436	$1,264,132	$5,710,599	$4,106,646

Denominator:
Denominator for basic earnings per
share--weighted average shares	15,539,000	15,846,000	15,988,000	15,473,000
Effect of convertible preferred stock and
dilutive securities:
Convertible preferred stock	-	-	-	70,000
Employee stock options and other warrants	439,000	1,128,000	563,000	1,526,000

Denominator for diluted earnings per
share--adjusted weighted average shares	15,978,000	16,974,000	16,551,000	17,069,000

Basic earnings per share	$0.11	$0.08	$0.36	$0.26
Diluted earnings per share	$0.10	$0.07	$0.35	$0.24

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2005

Note 4--	New Pronouncements

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

Note 5--	Comprehensive Income

Total comprehensive income was $1,745,016 and $5,768,787 for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, comprehensive income was $1,273,328 and $4,023,771, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 6--	Stock-Based Compensation

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

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Net income available to common
shareholders, as reported	$1,668,436	$1,264,132	$5,710,599	$4,094,354
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	47,316	5,062	1,537,911	51,390
Pro forma net income available to
common shareholders	$1,621,120	$1,259,070	$4,172,688	$4,042,964

Earnings per share:
Basic--as reported	$0.11	$0.08	$0.36	$0.26
Basic--pro forma	$0.10	$0.08	$0.26	$0.26

Diluted--as reported	$0.10	$0.07	$0.35	$0.24
Diluted--pro forma	$0.10	$0.07	$0.25	$0.24

The Company issued 716,321 shares for the nine months ended September 30, 2005, for stock option and warrant exercises. For the nine months ended September 30, 2004, 1,179,915 shares were issued for such exercises.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2005

Note 7--	Related Party Tranactions

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

On March 22, 2005, the Company purchased 39,193 shares of the Company's common stock from a former officer of the Company at a price of $9.00 per share.

In May 2005, the Company purchased an aggregate of 535,008 shares of the Company's common stock from three officer/directors at a price of $9.50 per share.

The retirement of the shares purchased in these various transactions reduced stockholders' equity by $9,485,000 as of September 30, 2005.