Form 10-K
period 2005-12-31
RELIV INTERNATIONAL INC
filed 2006-03-16
CIK 768710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number
1-11768
RELIV’ INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	371172197

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

136 Chesterfield Industrial Boulevard Chesterfield, Missouri	63005

(Address of principal executive offices)	(Zip Code)
(636) 537-9715
Registrant’s telephone number, including area code
Securities registered pursuant to Sections 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock, par value $0.001
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Based upon the closing price of $10.62 per share of the registrant’s common stock as reported on NASDAQ National Market tier of The NASDAQ Stock Market on June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $99.5 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)
     The number of shares outstanding of the registrant’s common stock as of March 8, 2006 was 15,571,022 (excluding treasury shares).
     Documents Incorporated by Reference: None

INDEX

Part I

Item No. 1	Business	1
Item No. 1A	Risk Factors	16
Item No. 1B	Unresolved Staff Comments	24
Item No. 2	Properties	24
Item No. 3	Legal Proceedings	25
Item No. 4	Submission of Matters to a Vote of Security Holders	25

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item No. 6	Selected Financial Data	27
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	38
Item No. 8	Financial Statements and Supplementary Data	39
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item No. 9A	Controls and Procedures	39
Item No. 9B	Other Information	39

Part III

Item No. 10	Directors and Executive Officers of the Registrant	40
Item No. 11	Executive Compensation	43
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item No. 13	Certain Relationships and Related Transactions	50
Item No. 14	Principal Accounting Fees and Services	51

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	51
R. Scott Montgomery Employment Agreement
Ryan A. Montgomery Employment Agreement
Steven G. Hastings Employment Agreement
Split-Dollar Agreement with Robert L. Montgomery
Split-Dollar Agreement with R. Scott Montgomery
Split-Dollar Agreement with Ryan A. Montgomery
Split-Dollar Agreement with Carl W. Hastings
Split-Dollar Agreement with Steven G. Hastings
Split-Dollar Agreement with Steven D. Albright
Salary Continuation Plan Agreement with R. Scott Montgomery
Salary Continuation Plan Agreement with Steven D. Albright
Salary Continuation Plan Agreement Steven G. Hastings
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certifications of CEO and CFO Pursuant to 18 U.S.C. 1350

FORWARD-LOOKING STATEMENTS
     This annual report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this annual report. We disclaim any intent or obligation to update any forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A — Risk Factors.”
PART I
Item No. 1 — Business
Overview
     We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. Our science-based supplements are packaged in powdered form and are not only simple to use but also, when mixed with water, juice or other liquid and consumed, provide an effective means of delivering nutrients to the body. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. We have sold products in the United States since 1988 and in selected international markets since 1991.
     We currently offer 13 nutritional supplements and a line of seven skin care products. We have selectively evolved our product offering over our history. Our core line of nutritional supplements, which represented 61% of net sales for the year ended December 31, 2005, includes the following four products:
•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs

•	Innergize! — an isotonic sports supplement in three flavors

•	FibRestore — a high-fiber and antioxidant supplement
     These are our most successful supplements based on net sales. We have nine other nutritional supplements that complement these four core products. We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on five of these — Innergize!, FibRestore, Arthaffect, ReversAge and Cellebrate. In addition, we have applied for U.S. patents on ProVantage and CardioSentials.
     We believe that our network marketing model is the best method for the marketing and sale of our products because it utilizes ongoing personal contact among our distributors and their retail customers. This enables our distributors to communicate directly regarding the products, the business opportunity we offer and their personal experiences with both. We provide our distributors with a financially rewarding and entrepreneurial opportunity, affording them the ability to earn compensation both from the direct sale of products and from sales volume generated by distributors they sponsor. We actively support our distributors by providing marketing materials, a dependable product fulfillment system and frequent educational, training and motivational programs.
     The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment and compliance procedures. As of December 31, 2005, our network consisted of approximately 65,480 distributors — 52,000 in the United States and 13,480 across our international markets.
     We manufacture all of our nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture our own products enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.
Industry Overview
Nutritional Supplement Market
     We operate primarily in the $20.3 billion U.S. nutritional supplement market, which is part of the broader $68.6 billion U.S. nutrition industry according to 2004 data published by the Nutrition Business Journal, or NBJ, and $182.0 billion global nutrition industry, also according to the NBJ.
     A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:
•	Aging Population: The U.S. Census Bureau projects that, by 2010, approximately 39.2% of the U.S. population will be 45 years of age or older, up from 34.5% in 2000. This growing population is expected to live longer, as the average life expectancy reached an all-time high of 74.4 years for men and 79.8 years for women in 2001 according to the Centers for Disease Control, or CDC. We believe this growing population will continue to focus on their nutritional needs as they age.

•	Rising Healthcare Costs and Use of Preventive Measures: The cost of the U.S. healthcare system has increased rapidly, reaching approximately $1.9 trillion in 2004 and is expected to reach $3.6 trillion by 2014, according to the Centers for Medicare and Medicaid Services. Since 2000, insurance premiums for family coverage have increased by 73% compared with inflation growth of 14% according to the 2005 Employer Health Benefits Survey by the Kaiser Family Foundation and Health Research and Educational Trust. In order to maintain quality of life as well as reduce medical costs, many consumers take preventative measures to improve their general health, including the use of nutritional supplements.

•	Increasing Focus on Weight Management: A study from the CDC completed in 2002 estimated that 65% of the U.S. adult population is overweight and 31% is obese. Since being overweight can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses, we believe that the rise in obesity will result in an increased need not only for weight loss products but wellness products as well.

•	Increasing Focus on Fitness: In its 2005 annual report, the International Health, Racquet & Sportsclub Association, or IHRSA, estimated that there are approximately 85 million health club members worldwide, up from approximately 60 million five years ago, representing a compound annual growth rate of 7%. In the United States, there were approximately 41 million health club members, representing 14% of the population, according to the IHRSA report. We believe that fitness-oriented consumers are interested in taking sports nutrition products to increase energy, endurance and strength during exercise.
Direct Selling Market
     Health and nutrition products are distributed through various market participants, including retailers such as supermarkets, drugstores, mass merchants and specialty retailers; direct marketers such as mail order companies and Internet retailers; and direct sellers such as network marketers and healthcare practitioners. We distribute our products through the direct selling channel via our network marketers.
     Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands

Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2004 global direct selling market (for all product categories) was estimated to be $99.4 billion. The WFDSA estimates that the number of individuals engaged in direct selling grew by a 12.6% compound annual growth rate from 1993 to 2003 to include over 13.6 million direct salespeople in the United States and 54 million salespeople worldwide.
     While the United States is currently the largest direct selling market with $29.9 billion in annual sales in 2004, international markets account for 70% of the entire industry, according to the WFDSA. Fourteen countries (including the United States) have annual direct sales revenue of at least $1 billion and 33 countries have annual direct sales revenue of at least $100 million, according to the WFDSA.
     For the nutrition industry, the direct selling channel accounted for approximately 34.0% of the total U.S. nutritional supplements sold in 2004, or approximately $6.9 billion, according to the NBJ. The direct selling channel experienced more growth than retail channels in the United States for nutritional supplement sales in 2004, according to the NBJ.
     We believe that we are well positioned to capitalize on the domestic and international growth trends in direct sales, as both a developer and manufacturer of proprietary nutritional products, utilizing our network marketing distribution system.
Our Competitive Strengths
     We believe that we possess a number of competitive strengths that have enabled us to achieve sustained growth and profitability.
     Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic and Reliv NOW — as captured by our slogan, “Nutrition Made Simple. Life Made Rich.” Because these two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs, supplementation is made simple for the consumer, who does not have to select and purchase several supplements for his or her basic nutritional needs. For more specific individual needs, we provide 11 additional supplements. We believe that our two basic nutritional supplements, together with our additional supplements and skin care products, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.
     Powder-Based Nutritional Supplements. We believe that our powder-based nutritional supplements provide a competitive advantage over other supplements such as vitamins, minerals and herbs in pill or tablet form. Our nutritional products are consumed with water, milk or juice and provide an effective means of delivering nutrients to the body. We believe nutrients taken orally in liquid form lead to better absorption at the cellular level, or “bioavailability.”
     In-House Development and Production. We have developed substantially all of our products utilizing nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Dr. Carl W. Hastings, Ph.D. and consult regularly with other industry professionals and with the physicians on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products. Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture our own products enables us to maintain our high standards of quality assurance and proprietary product composition.
     Growing Upper-Level Distributor Team. Our upper-level distributor team consists of distributors who have achieved the level of Master Affiliate or above. Our upper-level distributors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our upper-level distributors, lead thousands of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. On December 31, 2005, we had a total of approximately 65,480 active distributors in all of our markets, of which approximately 17,800 were Master Affiliates or above. The number of distributors at the Master Affiliate level or above has increased at a compound rate of 21.7% from December 31, 2003 to December 31, 2005. The top 10 distributors at the Ambassador level have been with us for an average of 13 years, which provides consistency in training new distributors and contributes to increased sales.
     Uniform Distributor Business Model. Our distributor compensation system is uniform throughout our domestic and international markets. The compensation plan is “seamless” in that distributors in each market all receive discounts and commissions on the same terms. We also provide consistent distributor documentation, training and methods throughout our system and in all of our markets. We believe this uniform model is effective in motivating and training distributors to build their businesses and enter new markets.
     Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 13 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of January 31, 2006, our directors and executive officers beneficially own approximately 41.2% of our common stock.
Our Business Strategy
     Our basic objective is to increase our net sales by increasing the number and productivity of our distributors and by periodically improving our existing products and introducing new products. We also intend to invest in our infrastructure to improve our operating efficiencies, provide better service to our distributors and leverage our current operating facilities to improve our profitability. We seek to accomplish these objectives by employing the following strategic initiatives:
     Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Over the three years ended December 31, 2004, our domestic net sales grew by 25.5% compounded annually. We have achieved this growth through multiple initiatives, such as increased investment in company-sponsored events and training and better utilization of our upper-level distributors across different geographical areas. We will continue to implement these initiatives while focusing on untapped markets in the United States.
     Expand in Existing and New International Markets. We believe there is a significant opportunity to increase our net sales in international markets. We have a uniform business model and recently have begun to support our international markets with the assistance and experience of our proven upper-level distributors. In selected markets, we also have begun investing in additional marketing support for our distributors that is consistent with our successful activities in the United States, including radio and newspaper advertising and company-sponsored distributor meetings. We believe this uniform business model and additional marketing expense will encourage expansion of our distributors in our existing international markets and will provide a framework that facilitates our entry into new international markets. To that end, we continue to monitor business conditions in potential new markets and will selectively expand as timing and conditions are appropriate.
     Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. Additionally, we will continue to improve and validate the efficacy of our existing product line. For example, in February 2006, we introduced new formulations of Reliv Classic and Reliv NOW in the United States that apply new whole soybean technology. These types of investments will aid in customer and distributor retention, as well as the recruitment of new distributors. We may attempt to acquire licenses, as necessary, for ingredients or formulas, consistent with our past practice, and we may seek out new nutritional product lines or key ingredient suppliers that could be acquired to complement our existing products and product philosophy.
     Expand and Improve our Manufacturing and Distribution Capabilities. We currently manufacture all of our nutritional supplements at our facility in Chesterfield, Missouri. This allows us to precisely control product composition and quality assurance. In 2004, we invested in an upgrade of our production lines to increase our throughput. We will continue to make appropriate investments that enhance our manufacturing capabilities and capacity to further leverage our existing facilities and trained production staff. We also are contemplating investment in automated distribution and shipping capabilities.

Our Products
Product Overview
     Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. Our supplements are in powdered form that the consumer mixes with water, juice or other liquid. We also have a line of skin care products.
     We currently offer 13 nutritional and seven skin care products. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize! and FibRestore — to be our primary or “core” products.
     The following table summarizes our product categories. The net sales figures are for the year ended December 31, 2005:

		% of 2005	Year
Product Category	Product Name	Net Sales(1)	Introduced
Basic Nutrition	Reliv Classic	23.9%	1988
	Reliv NOW	9.8	1988
	NOW for Kids	2.9	2000
	Reliv Delight	0.2	2001

Specific Wellness	FibRestore	14.6	1993
	Arthaffect	6.2	1996
	ReversAge	3.9	2000
	CardioSentials	3.4	2005
	SoySentials	2.5	1998

Weight Management	Reliv Ultrim-Plus	2.5	1988
	Cellebrate	1.5	1995

Sports Nutrition	Innergize!	13.1	1991
	ProVantage	2.9	1997

Skin Care	ReversAge Skin Care	1.0	2001

(1)	This table does not include net sales for the year ended December 31, 2005 related to freight and handling and sales of marketing materials, which represented approximately 11.6% of net sales for the year ended December 31, 2005.
Basic Nutrition Supplements
     Our four basic nutrition supplements provide consumers with a broad spectrum of essential nutrients. Every formulation is specifically designed to optimize and enhance the benefits of the nutrients it contains.
•	Reliv Classic is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. It is a vegetarian product that contains no animal compounds, artificial preservatives, artificial flavors or added simple sugars. Reliv Classic is available in the United States, Australia, New Zealand, Canada, Germany, the United Kingdom, Malaysia, Singapore and the Philippines.

•	Reliv NOW is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. Reliv NOW is available in every country where we operate.

•	NOW for Kids is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. NOW for Kids is available in the United States, the United Kingdom and the Philippines.

•	Reliv Delight is a powdered nutritional supplement sold as a milk replacement. Reliv Delight is available in the United States and Mexico.
Specific Wellness Supplements
     Our line of five specific wellness supplements contains specific compounds that target certain conditions and promote health. Each product is intended to work in conjunction with our basic nutritional supplement formulas to provide an effective, balanced and natural method for sustaining health and well-being.
•	ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, Ireland and Singapore. In Canada, the product is marketed as Nutriversal.

•	SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States, Canada, the UK and Mexico.

•	CardioSentials is a berry-flavored nutritional supplement introduced in February 2005 that promotes heart health. The product contains 1,500 mg of phytosterols per serving, policosanol and several powerful antioxidants. In a recent clinical study of this product, participants experienced meaningful reductions in cholesterol as well as improvement in their high-density lipoprotein, or HDL, and low-density lipoprotein, or LDL, ratios. We have applied for a U.S. patent on CardioSentials. CardioSentials is available only in the United States.

•	Arthaffect is a patented nutritional supplement containing Arthred, a patented form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

•	FibRestore is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony to comply with Canada’s nutritional regulations. FibRestore is available in all of the countries in which we operate.
Weight Management Supplements
     Our two weight management supplements combine an advanced fat-burning complex with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together to turn unwanted fat into energy without sacrificing muscle.
•	Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program. The product formula includes an advanced complex of thermogenic fat burners, along with an increased level of soy protein. Each serving of the product provides 35% of the recommended daily allowance of many essential vitamins and minerals. Reliv Ultrim-Plus is sold in every country where we operate.
•	Cellebrate is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body’s fat burning process. Cellebrate is available in the United States and Canada.
Sports Nutrition Supplements
     Our two sports nutrition supplements contain a balance of nutrients scientifically designed to improve athletic performance and endurance, as well as muscle recovery and repair.
•	Innergize! is a patented sports supplement, containing vitamins and minerals designed for performance enhancement. Innergize! is available in every country where we operate. In Canada, the product is marketed as Optain due to local product regulations.

•	ProVantage is a nutritional supplement containing soy designed to enhance athletic performance with a balance of nutrients needed to improve endurance, muscle recovery and repair. ProVantage is designed to increase muscle recovery, muscle mass and function, reduce fatigue and burn excess body fat for extra energy. The product also benefits dieters and others seeking to increase their soy intake. We have applied for a U.S. patent on ProVantage. ProVantage is available in the United States and Canada.
Skin Care Products
     Our ReversAge skin care product line combines advancements in youth-promoting nutrients with a delivery system designed to enhance the way those nutrients are absorbed and utilized by the skin. Our seven ReversAge products are designed to reduce the visible signs of aging and work within the skin to repair the damage done by the sun and environmental pollutants. Each skin care product is enriched with the Dermalongevity Complex containing (1) vitamins and antioxidants to protect the skin from ultraviolet rays, toxins and pollutants, (2) botanicals to nourish the skin with essential micronutrients that enhance the body’s healing process, and (3) moisturizing factors to replenish the skin. Our ReversAge skin care line includes:
•	Balanced Cleansing Gel

•	Total Body Renewal Lotion

•	Smooth and Lift Serum

•	Daily Skin Defense

•	Eye Renewal Cream

•	Nightly Skin Restore

•	Rich Cleansing Bar
     Our Daily Skin Defense and Total Body Renewal Lotion contain the ReversAge Read and Need technology that adjusts to different skin types and delivers the necessary moisture and nutrients to repair and replenish skin. The Nutri-Dynamic Delivery System, used in our Daily Skin Defense, Total Body Renewal Lotion and Nightly Skin Restore, holds active ingredients in place on the surface of the skin for up to 12 hours, allowing continuous delivery of youth-promoting nutrients to the skin. ReversAge skin care is available in the United States, Australia, New Zealand and Canada.
Research and Development
     We maintain an ongoing research and development effort led by Dr. Carl W. Hastings, Ph.D. and consult with other industry professionals and with the physicians on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products. Since 2000, we have introduced six new products, including ReversAge, NOW for Kids, Reliv Delight, CardioSentials, ReversAge Performing Enhancing Skin Care and SoySense (which was discontinued in 2005). We have also reformulated and enhanced two of our core products — Reliv Classic and Reliv NOW — twice in the past five years, most recently in February 2006. We currently are in the later development stages of a new product that we anticipate introducing during 2006. In addition, we are in the conceptual stages with respect to certain potential products that would complement our existing product line. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients for new product ideas and developments.
     For the years ended December 31, 2003, 2004 and 2005, our research and development expenses were $493,000, $525,000 and $558,000, respectively.
Network Marketing Program
General Overview
     We market and sell our products through a network marketing system of independent distributors, who purchase our products from us, or from other distributors, and who then sell our products directly to consumers. In addition to selling our products, our distributors also recruit others to distribute our products. Distributors receive compensation from both the sale of the products they have purchased at wholesale and, in the case of Master Affiliates and above, commissions on the volume of products sold by those Master Affiliates and above that they have sponsored. We believe network marketing is an effective way to distribute our products because it allows and relies on personal contact, education and endorsement of products which is not as readily available through other distribution channels.
     We recognize that our sales growth is based on the continued development and growth of our independent distributor force and we strive to maintain an active and motivated distributor network through a combination of quality products, discounts, commissions and bonus payments, sales conventions, training, personal recognition and a variety of publications and promotional materials. We believe that the efficacy of our products, network model and compensation model is proven by the growth of our Master Affiliates and above, generally our most productive distributor ranks.
Program Structure
     Individuals who desire to market and sell our products may become distributors by being sponsored into the program by an existing distributor, and becoming part of that distributor’s “downline.” We offer a tiered discount and commission, or royalty, format that consists of four principal levels and several sub-levels, which are designed to compensate and motivate distributors to increase their networks and sales volumes.
     Our distributors consist principally of individuals, although we also permit entities such as corporations, partnerships, limited liability companies and trusts to become distributors. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $39.95 plus shipping in the United States) consisting of a Distributor Guide and CD, business forms and promotional materials. The Distributor Agreement, when accepted by us, becomes the contract between us and the distributor and obligates the distributor to the terms of the agreement, which includes our Policies and Procedures for conduct of their business. All distributors are independent contractors and are not our employees.
     In each country in which we conduct business, distributors operate under a uniform compensation system in which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

Designation	Discount
Retail Distributor	20%
Affiliate	25%
Key Affiliate	30%
Senior Affiliate	35%
Master Affiliate	40	%(1)
Director	40	%(1)
Key Director	40	%(1)
Senior Director	40	%(1)
Master Director	40	%(1)
Presidential Director	40	%(1)

(1)	In addition to discounts, these levels also receive commissions based on downline sales by Master Affiliates and above that they sponsor.
     Distributors purchase products from us at a discount from the suggested retail price for the products and then may sell the product at retail to customers, sell the product to other distributors at wholesale or consume the product. The amount of the discount varies depending on the distributor’s level of achievement, as indicated above.
     Distributors receive payments equal to the difference between the price at which they sell the product to customers and the discounted price they pay for the product. Distributors also earn wholesale commissions on products purchased by downline distributors in the distributor’s sponsored group equal to the difference between the price at which the distributor is entitled to purchase product and the price at which downline distributors purchase product. We calculate payments and issue a check directly to the qualified distributor once a month. For example, assume A is a 40% discount Master Affiliate who signs up B, a 30% discount Key Affiliate, who signs up C, a 20% discount Retail Distributor. If C purchases directly from us, a 10% wholesale profit check will be sent to both A and B.
     Upon achieving the level of Master Affiliate, distributors begin to receive additional compensation — “generation royalty” — payments of 8%, 6%, 4%, 3% and 2% of the retail volume of product purchased from us by Master Affiliates and above (and their personal groups) whom they have sponsored, and for each of five levels of sponsorship. To qualify for these additional compensation payments, Master Affiliates and above are required to maintain certain monthly sales volumes and to document specified levels of retail sales.
     Master Affiliates who sponsor other distributors that achieve the level of Master Affiliate are entitled to become part of the Director Program. Advancement at the Director level is based upon achieving increasing levels of royalties based on sales generated by other distributors in the Director’s downline organization. Distributors achieving each level receive recognition for their achievements at our company-sponsored events and in our publications. We also have a Star Director Program under which distributors achieving the level of Director and above receive additional compensation based on the number of Master Affiliates they have sponsored into the program. Directors receive an additional 1% to 3% royalty on the retail sales volume of Master Affiliates in their downline organization for an unlimited number of levels of sponsorship, until reaching a level that includes a Master Affiliate who also has achieved Star Director status.
     Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2005, we had 298 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.
     In addition to the levels of compensation described, we also provide a variety of incentives, bonuses, awards and trips to distributors who achieve high sales volumes and who advance in the distributor ranks.
Distributor Training, Motivation and Management
     Our marketing efforts are focused on the development, training, motivation and support of our independent distributors. We support an active training program for our distributors in which our representatives and experienced distributors, usually Ambassadors, lead group training sessions. We provide distributors with manuals, brochures and other promotional, training and informational publications. We encourage distributors to hold regular Tuesday evening recruiting meetings and Saturday training sessions. We sponsor weekly training conference calls in which a significant number of distributors participate.

     Our sponsorship generally includes the following:
•	During 2005, we sponsored approximately 40 training schools on a quarterly basis in all of our markets for new Master Affiliates;

•	In the United States, we sponsor five regional distributor conferences annually;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference for all distributors.
     During 2005, we invested approximately $4.2 million in training, conferences and promotional events for our distributors worldwide.
Distributor Compliance
     Our distributor organization and business model are designed and intended to promote the sale of our products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, and to comply with applicable governmental regulations of network marketing organizations, we have established specific programs and requirements for distributors, including (1) monitoring by us of purchases by distributors to identify potentially excessive individual purchases, (2) requiring that distributors certify to a minimum number of retail sales, and (3) requiring that distributors certify the sale of at least 70% of previous purchases of a particular product prior to the purchase of additional amounts of such product. Distributors are not required at any time to purchase product, although Master Affiliates and above are required to maintain certain minimum sales levels in their personal groups to continue receiving generation royalty compensation payments.
     Distributors may create their own advertising provided that it is within our advertising rules. Unless a distributor is using our designed and approved advertisements, the distributor must submit for approval in writing all advertising (e.g. brochures, flyers, audio tapes, classified or display ads, radio scripts) to our Compliance Department before placing it or arranging for placement.
     Pursuant to our Policies and Procedures, which are incorporated by reference into our Distributor Agreement, distributors are permitted to make only those claims about our products that have been approved by us and/or provided in sales and training materials. Distributors acknowledge that our products are not represented as drugs and they are not authorized to make any diagnosis of any medical condition, make drug-type claims for, or prescribe our products to treat or cure, any disease or condition. We do not authorize or permit our distributors to make any express or implied references with regard to our products that they cure, prevent or relieve disease, replace or augment medication, provide therapy, promote healing, alleviate illnesses or symptoms of illnesses, or make any other medical claims for specific ailments.
     In order to comply with regulations that apply to both us and our distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on operations in that market. We devote substantial resources to obtaining the necessary licenses and approvals and maintaining operations that are in compliance with the applicable limitations. We also research laws applicable to distributor operations and revise or alter distributor materials and products and similar matters, as required by applicable regulations in each market.
     Regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. In addition, regulations affecting our business often change and are subject to varying interpretation and application. We make every effort to monitor and comply with changes in laws and regulations as they occur.
     We have a Compliance Department that receives and reviews allegations of distributor misconduct. If we determine that a distributor has violated our Policies and Procedures, we may take a number of disciplinary actions. For example, we may impose sanctions such as warnings or suspensions until specific conditions are satisfied, or take other appropriate actions at our discretion, including termination of the distributor’s agreement.

Geographic Presence
Markets
     We currently sell our products throughout the United States and in 10 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2005, approximately 9.7% of our net sales were generated outside of the United States.
     The table below shows the countries in which we operate and the year we commenced selling products:

Country	Year Entered
United States	1988
Australia	1991
New Zealand	1992
Canada	1992
Mexico	1993
United Kingdom(1)	1995
Philippines	2000
Malaysia	2003
Ireland	2003
Singapore	2004
Germany	2005

(1)	Includes Great Britain, Scotland, Wales and Northern Ireland.
     Within the United States, we sell our products to distributors in all 50 states. We derived more than 5.0% of our net sales in 2005 in each of California, Kansas, Illinois, Arizona, Nebraska and Utah. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products, particularly in California and the Southeast as our existing distributor bases grow and expand. Additionally, we intend to develop and strengthen distributor groups in other markets, which may include the Mid-Atlantic states and Texas.
     We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2005, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ UK (including Ireland), Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, and Reliv’ Germany. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local entity.
     We believe that there is a significant opportunity to increase sales in all of our current international markets. We have established a uniform business model and compensation plan across all of our markets, and we have recently begun to support our international markets with the marketing support and know-how of our proven distributors. We are currently embarking on a targeted plan of developing new distributor groups in Australia, using one of our top distributors to work on-site in Australia to establish and then cultivate a new distributor network. We believe that other of our top distributors will have a similar interest to expand their distributor networks internationally and can do so effectively with similar support from us.
     In addition to increasing sales in current international markets, our expansion strategy targets selected new foreign markets. Our recent entry into Germany and our 10 years of experience in the UK offer us the opportunity to expand into additional EU markets. Similarly, our presence in Malaysia, Singapore and the Philippines provides us with familiarity from which to expand into other areas of Asia.
New Market Entry Process
     We constantly evaluate new markets for our products. In order to do so, we perform an analysis of synergies between new and existing countries and distributor presence or interest in new markets, market conditions, regulatory conditions, product approval procedures and competition before selecting markets to enter. Once we decide to enter a new market, we first hire local legal counsel and/or a consultant with appropriate expertise to:
•	help ensure that our network marketing system and products comply with all applicable regulations;

•	help establish favorable public relations in the new market by acting as an intermediary between us and local regulatory authorities, public officials and business people; and

•	explain our products and product ingredients to appropriate regulators and, when necessary, to arrange for local technicians to conduct required ingredient analysis tests of the products.
     Where regulatory approval in a foreign market is required, local counsel and/or consultants work with regulatory agencies to confirm that all of the ingredients in our products are permissible within the new market. Where reformulation of one or more of our products is required, we attempt to obtain substitute or replacement ingredients. During the regulatory compliance process, we may alter the formulation, packaging, branding or labeling of our products to conform to applicable regulations as well as local variations in customs and consumer habits, and we may modify some aspects of our network marketing system as necessary to comply with applicable regulations.
     Following completion of the regulatory compliance phase, we undertake the steps necessary to meet the operations requirements of the new market. In the majority of our new markets, we establish a sales center in a major city and provide for product purchases by telephone and/or pick up. Product is shipped to the purchaser from a warehouse located in the general geographic market or the distributor may walk in to the local office and purchase products, if a pick up center is available. In addition, we initiate plans to satisfy inventory, personnel and transportation requirements of the new market, and we modify our distributor materials, cassette recordings, video cassettes and other training materials as necessary to be suitable for the new market.
     In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors’ conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations.
Manufacturing
     We established a manufacturing line at our facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of space. At our Chesterfield facility, we manufacture all of our nutritional supplements for distribution both domestically and internationally. Our skin care line is manufactured by a third party that is both owner and licensee of certain proprietary technology used in our skin care products.
     Our ability to manufacture our nutritional supplements is a competitive advantage with respect to competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any difficulty in obtaining supplies of raw materials for our nutritional supplements. By monitoring and testing products at all stages of the manufacturing process, we can precisely control product composition. In addition, we believe we can control costs by manufacturing our own nutritional supplements.
     In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements. In 2004, our Chesterfield plant was audited and re-certified by the Australian TGA.

Fulfillment
     Distributors order product in case lots of individual quantities and pay for the goods prior to shipment. We offer our Direct Select Program for distributors and their retail customers to order product in less than case lots directly from us by phone. Auto-Ship, an automatic monthly reorder program available for distributors and customers, provides a simple and convenient ordering process for consumers as well as distributors wanting to satisfy maintenance requirements. Product is shipped directly to the distributor or customer and upline distributors earn wholesale profits or, if applicable, a commission on all Direct Select Program and Auto-Ship sales.
     In the United States, our products are warehoused and shipped by common carrier to distributors. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Petaling Jaya, Malaysia; Singapore; and Frankfurt, Germany. Our Philippines subsidiary currently has approximately 22 product pick-up centers located throughout the country which are operated by local business contractors and two company-owned and operated business centers located in Makati and Davao. In Mexico, product is warehoused and shipped in and from approximately 12 distribution centers located throughout the country. With the exception of our Canada and New Zealand subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record and fill orders from distributors. Distributors in Ireland order and receive product from our UK subsidiary.
     We maintain a policy that unused product may be returned by a customer to the selling distributor for a full refund or exchange within 30 days after purchase. We also maintain a policy that any distributor who terminates his or her distributorship may return saleable product which was purchased from us within twelve months of the termination for a refund of 90% of the purchase price less any compensation received relating to the purchase of the products. We believe this buyback policy addresses and satisfies a number of regulatory compliance issues pertaining to network marketing systems.
     Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.81%, 0.91%, and 1.20% of net sales in 2003, 2004 and 2005, respectively.
Information Technology Systems
     In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure frame relay connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; (4) an Avaya telecommunication system that services the U.S. market; and (5) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We currently have an initiative underway to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we have rolled out an enhanced shopping cart platform, and have announced periodic short-term incentives to encourage distributors to place their orders via the internet.
     These systems are designed to provide financial and operating data for management, timely and accurate product ordering, royalty override payment calculation and processing, inventory management, and detailed distributor records. We intend to continue to invest in our systems in order to help meet our business strategies.
Intellectual Property
     We have obtained U.S. patents on five products: Innergize!, FibRestore, Cellebrate, Arthaffect and ReversAge (specific wellness supplement). The principal ingredient delivery system of ReversAge (skin care) is licensed exclusively under issued U.S. patents. Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements.

     Currently, we have nineteen marks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of twelve of our thirteen products. NOW for Kids is not registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.
Regulation
Product Regulation
     The formulation, manufacturing, labeling and advertising or promotion of our products are subject to regulation by the Food and Drug Administration, or FDA, which regulates our products under the federal Food, Drug and Cosmetic Act, or FDCA, the Federal Trade Commission, or FTC, and various agencies of the states or countries into which our products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of our food and cosmetic products and also with respect to the formulation of those products. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food and cosmetic. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990, or NLEA, and the Dietary Supplement Health and Education Act of 1994, or DSHEA, and related regulations. Such legislation governs the formulation, manufacturing, marketing and sale of nutritional supplements, including the content and presentation of health-related information included on the labels or labeling of nutritional supplements.
     The majority of the products we market are classified as dietary supplements under the FDCA. Dietary supplements such as those we manufacture and sell, for which no “drug” claim is made, are not subject to FDA approval prior to their sale. However, DSHEA established a pre-market notification process for dietary supplements that contain a “new dietary ingredient,” or NDI, a term that is defined as “a dietary ingredient that was not marketed in the United States before October 15, 1994,” the date on which DSHEA was signed into law. Certain NDIs that have been “present in the food supply” are exempt from the notification requirement. For those NDIs that are not exempt, DSHEA requires the manufacturer or distributor of a dietary supplement containing an NDI to submit to the FDA, at least 75 days prior to marketing, a notification containing the basis for concluding that the dietary supplement containing the NDI will “reasonably be expected to be safe.” Dietary supplement products can be removed from the market if shown to be unsafe, or if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation, treatment or prevention of disease. The FDA can regulate those products as “drugs” and require premarket approval of a “new drug application.” Manufacturers of dietary supplements that make any claims for dietary supplements, including product performance and health benefit claims, must have substantiation that the statements are truthful and not misleading.
     In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear “structure/function” claims, which are claims that the products affect the structure or function of the body, without prior FDA approval. They may not, without prior FDA approval, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease, otherwise known as a “drug claim.” The final rule describes how the FDA will distinguish drug claims from structure/function claims. Dietary supplements, like conventional foods, are also permitted to make “health claims,” which are claims that are exempt from regulation as “drug” claims pursuant to the amendments to the FDCA established by the NLEA in 1990. A “health claim” is a claim, ordinarily approved by FDA regulation, on a food or dietary supplement product’s labeling that “characterizes the relationship of any substance to a disease or health-related condition.” To help assure that foods, dietary supplements and cosmetics comply with the provisions of the FDCA and FDA’s regulations, the FDA has numerous enforcement tools, including the ability to issue warning letters, initiate product seizures and injunctions and pursue criminal penalties.
     The manufacture of dietary supplements is subject to existing FDA current good manufacturing practice, or cGMP, regulations for food. In March 2003, the FDA proposed more detailed cGMP regulations specifically for dietary supplements. The FDA is expected to publish final cGMP regulations for dietary supplements in the near future.

     Advertisements for our products are subject to regulation by the FTC. The FTC prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce and provides that the dissemination of any false advertisement pertaining to drugs, cosmetics or foods, including dietary supplements, is an unfair or deceptive practice. Under the FTC’s substantiation doctrine, an advertiser must have a “reasonable basis” for all claims made about a product. The failure to be able to adequately substantiate claims may be considered either deceptive or unfair practices. In order to avoid a violation of the FTC standards, we endeavor to assure that we have adequate substantiation for all advertising claims made for our products. In addition, the FTC has increased its scrutiny of the use of distributor testimonials. Although it is impossible for us to monitor all the product claims made by our independent distributors, we make efforts to monitor distributor testimonials and restrict inappropriate distributor claims. The FTC has been more aggressive in pursuing enforcement against dietary supplement products since the passage of DSHEA in 1994, and has brought numerous actions against dietary supplement companies, some resulting in several million dollar civil penalties and/or restitution as well as court-ordered injunctions.
     We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as “genetically modified organisms,” or GMOs. In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. When necessary, we have responded to government regulations that forbid products containing GMOs by changing certain unacceptable ingredients to non-GMO. Some of our products in certain markets still contain substances that would be or might be classified as GMOs. We cannot anticipate the extent to which regulations in these markets will restrict the use of GMOs in our products or the impact of any regulations on our business in those markets. In response to any applicable future regulations, we intend to reformulate our products to satisfy the regulations. Compliance with regulatory requirements in this area should not have a material adverse effect on our business.
Sales Program Regulation
     Our distribution and sales program is subject to regulation by the FTC and other federal and state regulation as well as regulations in several countries in which we engage in business. Various state agencies regulate multi-level distribution services. We are required to register with, and submit information to, certain of such agencies and we believe we have complied fully with such requirements. We actively strive to comply with all applicable state and federal laws and regulations affecting our products and our sales and distribution programs. The Attorneys General of several states have taken an active role in investigating and prosecuting companies whose compensation plans they claim violate local anti-pyramid and/or consumer protection statutes. We are unable to predict the effect such increased activity will have on our business in the future nor are we able to predict the probability of future laws, regulations or interpretations which may be passed by state or federal regulatory authorities.
     Federal and state laws directed at network marketing programs have been adopted throughout the years to prevent the use of fraudulent practices often characterized as “pyramid schemes.” Illegal pyramid schemes compensate participants primarily for the introduction or enrollment of additional participants into the program. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards with little or no effort. Generally, these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within such sales organizations is based on sales of products. We have obtained approval of our marketing program as required in all of the markets where we operate and do so for each country we enter.
     We believe that our network marketing system satisfies the standards and case law defining a legal marketing system. It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing system. However, the regulatory and legal requirements concerning network marketing systems do not include “bright line” rules and are inherently fact-based.
Competition
     The business of developing and distributing nutritional and skin care products such as those we offer is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. Our competitors include both network marketing companies such as Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Nature’s

Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as specialty and mass retail establishments. Our ability to remain competitive depends on the underlying science and high quality of our products and our success in recruiting and retaining distributors. The pool of individuals interested in network marketing tends to be limited in each market and may be reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. We believe that we offer a rewarding compensation plan with attractive financial benefits to compete for the time, attention and commitment of distributors. Our compensation plan is seamless, permitting international expansion.
     Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. The Reliv Ultrim-Plus and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. With Arthaffect, FibRestore, ReversAge, CardioSentials, SoySentials and the Reliv ReversAge Performance Enhancing Skin Care, we are in the specific wellness needs product and anti-aging markets, which are extremely competitive and led by the major food and skin care companies.
Employees
     As of December 31, 2005, we and all of our subsidiaries had approximately 241 full-time employees compared with 238 such employees at the end of 2004.
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
Item No. 1A — Risk Factors
Risks Related to Our Business
As a company that distributes products through a network marketing system, we experience constant turnover among our distributors. Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.
     We distribute our products exclusively through approximately 65,480 independent distributors as of December 31, 2005, and we depend upon them directly for substantially all of our sales. Our network marketing organization is headed by a relatively small number of key distributors. To increase our revenue, we must increase the number, or the productivity, of our distributors. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. The loss of a significant number of distributors, including any key distributors, together with their downline sales organizations, could materially and adversely affect sales of our products and could impair our ability to attract new distributors.
     In 2005, approximately 63% of our distributors from 2004 renewed their Distributor Agreements with us. Distributors who purchase our products for personal consumption or for short-term income goals may stay with us for several months to one year. Distributors who have committed time and effort to build a sales organization, particularly our Master Affiliates and above, will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we and our upper-level distributor leadership do not provide the necessary mentoring, training and business support tools for new distributors to become successful salespeople in a short period of time.

Due to the high level of competition in our industry, we might fail to increase our distributor base, which could negatively impact sales of our products.
     In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the dietary and nutritional supplement, weight management product and personal care and cosmetic product industries. Our competitors include both network marketing companies such as Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Nature’s Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as specialty and mass retail establishments. Because the industry in which we operate is not particularly capital-intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers. In addition, the fact that our distributors may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a distributor can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost (generally $39.95) to become a distributor, (2) we do not require any specific amount of time to work as a distributor, (3) we do not insist on any special training to be a distributor and (4) we do not prohibit a new distributor from working with another company. Our ability to remain competitive, therefore, depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful, and if they are not, our financial condition and operating results would be harmed.
Since we cannot exert the same level of influence or control over our independent distributors as we could were they our own employees, our distributors could fail to comply with our distributor Policies and Procedures, which could result in claims against us that could harm our financial condition and operating results.
     Our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if our distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products or comply with our distributor Policies and Procedures.
     Our Policies and Procedures for our independent distributors differ according to the various legal requirements of each country in which we do business. While our Policies and Procedures are designed to govern distributor conduct and to protect the goodwill associated with our trademarks, they can be difficult to enforce because of the large number of distributors and their independent status. Violations by our distributors of applicable law or of our Policies and Procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired.
If we fail to further penetrate and expand our business in existing markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.
     The success of our business is to a large extent contingent on our ability to continue to grow by further penetrating existing markets, both domestically and internationally. Our ability to further penetrate existing markets in which we compete is subject to numerous factors, many of which are out of our control. For example, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a network marketing business opportunity. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Failure to expand into, or to succeed in, new international markets will limit our ability to grow sales of our products.
     We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we would be able to enter new international markets on a timely basis, or that new markets would be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries.
     We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we would be able to successfully reformulate our products in any of our potential international markets to meet local regulatory requirements or attract local customers. The failure to do so could result in increased costs of producing products and adversely affect our financial condition. There can be no assurance that we would be able to obtain and retain necessary permits and approvals.
     Also, it is difficult to assess the extent to which our products and sales techniques would be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere.
     Additionally, in many markets, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local distributor population to a new opportunity, or to make it more difficult for us to recruit qualified distributors. There can be no assurance that, even if we are able to commence operations in new foreign countries, there would be a sufficiently large population of potential distributors inclined to participate in a network marketing system offered by us. We believe our future success could depend in part on our ability to seamlessly integrate our business methods, including our distributor compensation plan, across all markets in which our products are sold. There can be no assurance that we would be able to further develop and maintain a seamless compensation program.
We rely on a limited number of products for the majority of our sales and any reduction in the demand for or availability of these products would have an adverse effect on our sales.
     Reliv Classic accounted for 22.0%, 23.7% and 23.9% of our net sales in for the years ended December 31, 2003, 2004 and 2005, respectively, and, combined with Reliv NOW, Innergize! and FibRestore, these four products accounted for 58.1%, 61.1% and 61.4% of our net sales for the years ended December 31, 2003, 2004 and 2005. If demand for any of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations would be materially and adversely affected.
The failure to introduce or to gain distributor and market acceptance of new products could have a negative effect on our business.
     The development and introduction of new products may be a factor in maintaining and developing our distributor network and customers. If we fail to introduce new products on a timely basis, our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would harm our results of operations. For example, we recently changed the formulations of Reliv Classic and Reliv NOW and our net sales could decrease if our customers do not accept the new formulations. Factors that could affect our ability to continue to introduce new products include, among others, limited capital resources, government regulations, the inability to attract and retain qualified research and development staff, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences. Additionally, our operating results could be harmed if our existing and new products do not generate sufficient interest to retain existing distributors and attract new distributors.
     The business of marketing nutritional products is sensitive to the introduction of new products or nutritional technologies, including various prescription drugs, which may rapidly capture a significant share of the market. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements or devote greater resources to the development, promotion and sale of their products than we do.
Since we conduct all of our manufacturing operations at one facility, any interruption in our ability to operate could have a material adverse effect on our financial condition and operating results.
     We conduct our manufacturing operations at our Chesterfield, Missouri facility and store a substantial amount of raw materials and finished goods on site. An event such as a fire, flood or natural disaster could prevent us from operating for a period of time and could adversely affect our financial condition and operating results.
We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.
     Our products consist of herbs, vitamins, minerals and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.
We rely on independent third parties for the ingredients used in our products. If these third parties fail to reliably supply ingredients to us at required levels, then our financial condition and operating results could be harmed.
     In the event any of our third party suppliers were to become unable or unwilling to continue to provide us with ingredients in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement sources. There is no assurance that we would be able to obtain alternative supply sources on a timely basis. An extended interruption in the supply of ingredients would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on third party suppliers may have an adverse effect on our sales or result in increased product returns and buybacks. We obtain the key component of Arthaffect through a non-exclusive licensing agreement. In the event that we were unable to obtain that ingredient from our supplier, we could have difficulty obtaining an acceptable alternative.
We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in substantial interruptions to our business.
     Our ability to timely provide products to our distributors and their customers, and services to our distributors, depends on the integrity of our information technology system. The most important aspect of our information technology infrastructure is the system through which we record and track distributor sales, volume points, royalty overrides, bonuses and other incentives. Our primary data sets are archived and stored at a third party secure site. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our distributors if the errors or inadequacies impair our ability to track sales and pay royalty overrides, bonuses and other incentives, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

If we fail to protect our trademarks, then our ability to compete could be negatively affected, which would harm our financial condition and operating results.
     The market for our products depends to a significant extent upon the goodwill associated with our trademarks. We own, or have licenses to use, the material trademark rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Therefore, trademark protection is important to our business. Although most of our trademarks are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.
If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.
     Our future success and ability to compete depend, in part, upon our ability to timely produce innovative products and product enhancements that motivate our distributors and customers, which we attempt to protect under a combination of patents, copyrights, trademark and trade secret laws, confidentiality procedures and contractual provisions. However, not all of our products are patented domestically or abroad, and the legal protections afforded by our common law and contractual proprietary rights in our products provide only limited protection and may be time-consuming and expensive to enforce and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing products that are competitive with, equivalent to and/or superior to our products. Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights.
     Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect any infringement or misappropriation of our proprietary rights. Even if we detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.
If we lose the services of members of our senior management team or fail to attract and retain qualified scientific or production personnel, then our financial condition and operating results would be harmed.
     We depend on the continued services of our Chief Executive Officer and founder, Robert L. Montgomery, and our current senior management team and the relationships that they have developed with our upper-level distributor leadership. Although we have entered into employment agreements with many members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team, in particular Mr. Montgomery, could negatively impact our distributor relations and operating results. Mr. Montgomery’s employment agreement currently allows him at any time either to (1) reduce his level of service to us by approximately one-half with a corresponding decrease in position and compensation or (2) terminate his employment agreement and continue in a consulting capacity for 10 years at 20% of his annual compensation as a consulting fee. The loss of such key personnel could negatively impact our ability to implement our business strategy, and our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs.
     Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are also critical to our success. Because the industry in which we compete is very competitive, we face significant challenges in attracting and retaining this qualified personnel base. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time.

We may be held responsible for certain taxes relating to our distributors, which could harm our financial condition and operating results.
     Under current law, our distributors in the United States and the other countries in which we operate are treated for income tax purposes as independent contractors and compensation paid to them is not subject to withholding by us. The definition of independent contractor has been challenged in the past and any changes could possibly jeopardize the exempt status enjoyed by direct sellers and negatively impact our recruiting efforts. The network marketing industry has strongly opposed such bills as they relate to direct sellers. States have become increasingly active in this area as well. To date, the status of direct sellers as independent contractors has not been affected. However, there is no assurance that future legislation at the federal or state level, or in countries other than the United States, affecting direct sellers will not be enacted.
Risks Related to Our Industry
The nutritional products industry is highly competitive.
     The business of marketing nutritional products is highly competitive. The nutritional products industry includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. Additionally, companies in other industries, such as the pharmaceutical industry, could compete in the nutritional products industry. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do.
Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.
     The size of our distribution network and the results of our operations may be significantly affected by the public’s perception of us and similar companies. This perception is dependent upon opinions concerning:
•	the safety and quality of our products and ingredients;

•	the safety and quality of similar products and ingredients distributed by other companies;

•	regulatory investigations of us, our competitors and our respective products;

•	the actions of our current or former distributors;

•	our network marketing program; and

•	the network marketing business generally.
     Adverse publicity concerning any actual or purported failure by us or our distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the reputation of our company and could negatively affect our ability to attract, motivate and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.
     In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients, as well as similar products and ingredients distributed by other companies, can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, or that questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.
We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, both domestically and abroad, and our or our distributors’ failure to comply with these restraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.
     In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our or our distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales.
     On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices, or cGMPs, affecting the manufacture, packing and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to current good manufacturing practices. The final rule resulting from this rulemaking process is currently undergoing review by the Office of Management and Budget. Publication of the final rule is expected in the next several weeks. Because of the long delay in issuing the final rule, there is considerable uncertainty as to the provisions of the final rule, and as to how large an impact the rule will have on the dietary supplement industry.
Our network marketing program could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.
     Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States as well as regulations on network marketing in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based. Thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts could change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general. An adverse determination could (1) require us to make modifications to our network marketing system, (2) result in negative publicity or (3) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.
     We also are subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems in any market in which we operate, could negatively impact our business.
Changes in consumer preferences and discretionary spending could negatively impact our operating results.
     Our business is subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and distributor relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:
•	accurately anticipate customer needs;

•	innovate and develop new products or product enhancements that meet these needs;

•	successfully commercialize new products or product enhancements in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.
     If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.
     Additionally, the success of our business and our operating results is dependent on discretionary spending by consumers. A decline in discretionary spending could adversely affect our business, financial condition, operating results and cash flows. Our business could also be adversely affected by general economic conditions, demographic trends, consumer confidence in the economy and changes in disposable consumer income.
Risks Related to Ownership of Our Common Stock
The trading price of our common shares is likely to be volatile.
     The trading price of our common shares has been and is likely to be subject to fluctuations. Factors affecting the trading price of our common shares may include:
•	fluctuations in our quarterly operating and earnings per share results;

•	material developments with respect to future acquisitions;

•	loss of key personnel and key distributors;

•	announcements of technological innovations or new products by us or our competitors;

•	delays in the development and introduction of new products;

•	our failure to timely address changing customer or distributor preferences;

•	legislative or regulatory changes;

•	general trends in the industry;

•	recommendations and/or changes in estimates by equity and market research analysts;

•	biological or medical discoveries;

•	disputes and/or developments concerning intellectual property, including patents and litigation matters;

•	sales of common stock by our existing holders, in particular sales by management;

•	securities class action or other litigation;

•	developments in our relationships with current or future distributors, customers or suppliers; and

•	general economic conditions, both in the United States and abroad.
     In addition, if the market for health and nutrition or network marketing stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our common shares could decline for reasons unrelated to our business or financial results. The trading price of our common shares might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.
Our Chief Executive Officer, together with his family members and affiliates, controls a substantial portion of our combined stockholder voting power, and his interests may be different from yours.
     Our Chief Executive Officer, Robert L. Montgomery, together with his family (including his sons R. Scott Montgomery and Ryan A. Montgomery) and affiliates, has the ability to influence the election and removal of the members of our board of directors and, as a result, to influence the future direction and operations of our company. As of January 31, 2006, Robert L. Montgomery, his family and affiliates beneficially owned approximately 26.5%

of our common stock. Accordingly, they may significantly influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.
Limited daily trading volume of our common stock may contribute to its price volatility.
     Our common stock trades on the NASDAQ National Market. During 2005, the average daily trading volume for our common stock as reported by the NASDAQ National Market was approximately 35,000 shares. As a result, relatively small trades may have a significant impact on the price of our common stock.
Future sales of shares by existing stockholders, including management stockholders, could cause our stock price to decline.
     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common shares in the public market, the trading price of our common shares could decline. The sale of substantial amounts of Mr. Robert L. Montgomery’s or management’s stock in the public market, or the perception that these sales may occur, could reduce the market price of our stock.
We may issue preferred stock in the future, with rights senior to our common stock.
     We have authorized in our certificate of incorporation the issuance of up to three million shares of preferred stock. We may issue shares of preferred stock in one or more new series. Our board of directors may determine the terms of the preferred stock without further action by our stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Although we have no present plans to issue shares of preferred stock or to create new series of preferred stock, if we do issue preferred stock, it could affect the rights, or even reduce the value, of our common stock.
Item No. 1B — Unresolved Staff Comments
     As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2005 fiscal year.
Item No. 2 — Properties
     We own approximately six acres of land and a building containing approximately 126,000 square feet of office, manufacturing and warehouse space located in Chesterfield, Missouri, where we maintain our corporate headquarters and sole manufacturing facility. We believe that our worldwide facilities are suitable and adequate in relation to our present and immediate future needs.

     The following table summarizes information related to our worldwide facilities as of December 31, 2005:

Location	Nature of Use	Square Feet	Owned/Leased
Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	6,900	leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	leased
Mexico City, Mexico	central office/ warehouse/distribution	21,000	leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	8,100	leased
Birmingham, England, UK	central office/ warehouse/distribution	3,300	leased
Petaling Jaya, Malaysia	central office/call center	8,000	leased
Dietzenbach (Frankfurt), Germany	central office/ warehouse/distribution	8,300	leased
Item No. 3 — Legal Proceedings
     From time to time, we are involved in litigation incidental to the conduct of our business. We do not believe that any current proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item No. 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II
Item No. 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2005 and 2004.

	High	Low	Dividend
Year Ending December 31, 2005
Fourth Quarter	$15.59	$8.50	$0.040
Third Quarter	10.85	8.10	—
Second Quarter	11.35	8.78	0.035
First Quarter	10.50	7.66	—

Year Ending December 31, 2004
Fourth Quarter	9.27	6.50	0.035
Third Quarter	9.87	5.70	—
Second Quarter	12.24	8.32	0.030
First Quarter	9.97	5.10	—
     As of March 8, 2006, there were approximately 2,269 holders of record of our common stock and an additional 6,450 beneficial owners, including shares of common stock held in street name. In the first half of fiscal 2003, we sold an aggregate of 150,000 shares of our Series A preferred stock to three executive officers/directors. Each of the preferred stockholders purchased 50,000 shares of preferred stock at a price of $10.00 per share. Such shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act. In the second half of fiscal 2003, we redeemed 17,500 shares from each executive officer/director for a total redemption of 52,500 shares at a value of $525,000. In the first half of fiscal 2004, we redeemed the remaining 32,500 shares from each executive officer/director for a total redemption of 97,500 shares at a value of $975,000. The following table provides detail relating to our repurchases of our common stock during the fourth quarter of 2005.
ISSUER PURCHASES OF EQUITY SHARES

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(1)
October 1-31, 2005	31,500	$8.96	31,500	$11,236,000

November 1-30, 2005	34,057	$9.92	34,057	$10,898,000

December 1-31, 2005	16,800	$10.64	16,800	$10,719,000

Total	82,357		82,357

(1)	In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the next 36 months. All of the shares listed in the table were purchased pursuant to publicly announced Rule 10b5-1 trading plans. We have entered into and announced two Rule 10b5-1 trading plans, one on April 18, 2005 and another on October 12, 2005. Each plan was for the repurchase of up to 200,000 shares of our common stock. The April 2005 plan terminated on August 31, 2005. The October 2005 plan terminated on December 31, 2005.

Item No. 6 — Selected Financial Data
     The following selected financial data are derived from our audited consolidated financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K and our audited consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations for future periods.

	Year Ended
	December 31,
	2001	2002	2003	2004	2005
Statements of Operations Data:
Sales at suggested retail	$74,410,042	$90,110,444	$110,569,576	$139,442,752	$163,968,979
Less distributor allowances on product purchases	21,466,995	27,183,581	33,609,853	42,460,319	50,403,815

Net sales	52,943,047	62,926,863	76,959,723	96,982,433	113,565,164

Costs and expenses:
Cost of products sold	12,562,385	11,569,163	13,228,050	16,662,935	19,264,347
Distributor royalties and commissions	18,795,153	24,205,030	29,916,744	38,622,537	45,479,062
Selling, general, and administrative	20,555,649	22,898,359	26,438,447	32,710,657	36,348,526

Total costs and expenses	51,913,187	58,672,552	69,583,241	87,996,129	101,091,935

Income from operations	1,029,860	4,254,311	7,376,482	8,986,304	12,473,229

Other income (expense):
Interest expense	(527,208)	(340,343)	(234,956)	(243,118)	(313,329)
Other income	24,788	120,839	157,914	264,503	339,516

Total other income (expense)	(502,420)	(219,504)	(77,042)	21,385	26,187
Income before income taxes	527,440	4,034,807	7,299,440	9,007,689	12,499,416
Provision for income taxes	219,000	1,542,000	2,902,000	3,621,000	4,978,000

Net income	308,440	2,492,807	4,397,440	5,386,689	7,521,416
Preferred dividends accrued and paid	—	—	56,762	12,292	—

Net income available to common shareholders	$308,440	$2,492,807	$4,340,678	$5,374,397	$7,521,416

Earnings per common share – Basic	$0.02	$0.18	$0.29	$0.34	$0.47
Weighted average shares	14,349,000	14,144,000	14,969,000	15,662,000	15,885,000
Earnings per common share – Diluted	$0.02	$0.15	$0.26	0.31	0.46
Weighted average shares	14,498,000	16,111,000	16,706,000	17,137,000	16,388,000
Cash dividends declared per common share	$—	$—	$—	$0.065	$0.075

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$1,258,821	$3,437,966	$7,902,508	$10,151,503	$5,653,594
Working capital	515,291	2,392,927	7,256,295	11,466,647	3,963,741
Total assets	16,986,601	18,445,986	24,680,916	30,996,667	25,981,423
Long-term debt, less current maturities	4,650,246	4,057,042	3,700,138	3,357,691	2,211,065
Total stockholders’ equity	5,826,850	7,797,646	13,072,378	18,190,753	12,564,828

Item No. 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item No. 6 — Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis discusses the financial condition and results of our operations on a consolidated basis, unless otherwise indicated.
Overview
     We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 90.3% of worldwide net sales for the year ended December 31, 2005 compared to approximately 86.5% for the year ended December 31, 2004. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.
     We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2005, consisted of approximately 65,480 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.
     All of our sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.
Components of Net Sales and Expense
     Sales at suggested retail primarily represents the gross sales amounts on our invoices to our distributors before distributor allowances, and also includes freight and handling income and sales of marketing materials. Distributor allowances on product purchases represents the discount given to a distributor in purchasing nutritional supplements or skin care products from us. The amount of the discount can range between 20% to 40% of suggested retail price, depending on the rank of a particular distributor. Net sales reflect the items included in sales at suggested retail, less the distributor allowances. We record net sales and the related commission expense when the merchandise is shipped.
     Our primary expenses include cost of products sold, distributor royalties and commissions and selling, general and administrative expenses.
     Cost of products sold primarily consists of expenses related to raw materials, labor, quality control and overhead directly associated with production of our products and sales materials, as well as shipping costs relating to the shipment of products to distributors, and duties and taxes associated with product exports. Cost of products sold is impacted by the cost of the ingredients used in our products, the cost of shipping the distributors’ orders, along with our efficiency in managing the production of our products.
     Distributor royalties and commissions are monthly payments made to Master Affiliates and above, based on products sold by Master Affiliates and above sponsored by such Master Affiliates or higher-level distributors. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Also, we include other sales leadership bonuses, such as Ambassador bonuses, in this line item. We generally expect total distributor royalties and commissions to approximate 40% of our net sales. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods.
     Selling, general and administrative expenses include the compensation and benefits paid to our employees, all other selling expenses, marketing, promotional expenses, travel and other corporate administrative expenses. These other corporate administrative expenses include professional fees, depreciation and amortization, occupancy costs, communication costs and other similar operating expenses. Selling, general and administrative expenses can be affected by a number of factors, including staffing levels and the cost of providing competitive salaries and benefits; the amount we decide to invest in distributor training and motivational initiatives; the cost of regulatory compliance, such as the costs incurred to comply with the various provisions of the Sarbanes-Oxley Act of 2002; and other administrative costs.
Results of Operations
     The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2003, 2004 and 2005. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	17.2	17.2	17.0
Distributor royalties and commissions	38.9	39.8	40.0
Selling, general and administrative	34.4	33.7	32.0

Income from operations	9.5	9.3	11.0
Interest expense	(0.3)	(0.3)	(0.3)
Other income	0.2	0.3	0.3

Income before income taxes	9.4	9.3	11.0
Provision for income taxes	3.8	3.7	4.4

Net income	5.7%	5.6%	6.6%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Sales. Sales in the United States grew by 22.3% in the year ended December 31, 2005 compared to 2004. During 2005, our international sales declined by 16.0% over the prior year, primarily the result of price increases and changes made to the distributor qualification requirements made in our Mexican and Philippine markets. Also contributing to the net sales increase during 2005 were sales from the introduction of our newest product, CardioSentials. Introduced in February 2005, net sales of this product were $3.9 million for the year ended December 31, 2005.

     The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the years ended December 31, 2004 and 2005.

	Year Ended December 31,
	2004		2005		Change from prior year
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	%
	(dollars in thousands)
United States	$83,873	86.5%	$102,549	90.3%	$18,676	22.3%
Australia/New Zealand	2,543	2.6	2,215	2.0	(328)	(12.9)
Canada	1,751	1.8	1,668	1.5	(83)	(4.7)
Mexico	2,634	2.7	1,608	1.4	(1,026)	(39.0)
United Kingdom/Ireland	545	0.6	846	0.7	301	55.2
Philippines	2,865	3.0	2,328	2.0	(537)	(18.7)
Malaysia/Singapore	2,771	2.9	2,031	1.8	(740)	(26.7)
Germany	—	—	320	0.3	320	—

Consolidated total	$96,982	100.0%	$113,565	100.0%	$16,583	17.1%

     The following table sets forth, as of December 31, 2004 and 2005, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	December 31, 2004		December 31, 2005		% Change
		Master		Master		Master
		Affiliates and		Affiliates and		Affiliates and
	Active Distributors	Above	Active Distributors	Above	Active Distributors	Above
United States	47,190	12,460	52,040	15,800	10.3%	26.8%
Australia/New Zealand	3,040	290	2,410	240	(20.7)	(17.2)
Canada	1,480	210	1,210	210	(18.2)	0.0
Mexico	9,000	710	1,630	310	(81.9)	(56.3)
United Kingdom/Ireland	450	60	750	100	66.7	66.7
Philippines	6,760	650	4,070	490	(39.8)	(24.6)
Malaysia/Singapore	5,280	730	3,250	590	(38.4)	(19.2)
Germany	—	—	120	60	—	—

Consolidated total	73,200	15,110	65,480	17,800	(10.5)%	17.8%

     In the United States, new distributor enrollments, high retention and continued growth in the number of Master Affiliates and above continue to be key factors in our sales growth. In 2005, over 23,030 new distributors were enrolled in the United States, as compared to approximately 22,980 in 2004. Distributor retention in the United States was approximately 62.9% for 2005 compared to a rate of 57.7% for 2004. The number of distributors reaching Master Affiliate and above has also continued to improve in the United States. In 2005, approximately 8,120 distributors qualified as new Master Affiliates and 61.6% of the Master Affiliates and above as of December 31, 2004 requalified as Master Affiliates and above during 2005. This compares to approximately 6,860 new Master Affiliates and a requalification rate of 61.2% in 2004. We attribute the increase in net distributor enrollment and retention in part to the momentum created by the consistency and reinforcement of our training programs and business opportunity presentations, in the form of regional distributor conferences and other corporate-sponsored meetings. This has resulted in more distributors reaching the Master Affiliate level and above, who generally are more experienced and productive distributors.
     During the year ended December 31, 2005, net sales in our international operations declined in aggregate by 16.0% to $11.0 million compared to $13.1 million for the year ended December 31, 2004. The decrease in international sales occurred primarily in Mexico, Malaysia/Singapore and the Philippines because of a change in our distributor qualification requirements, which resulted in a decrease in our number of distributors in those markets. When net sales are converted using the 2004 exchange rate for both 2004 and 2005, international net sales declined

18.1% for 2005 compared to the prior year, as the U.S. dollar weakened against every currency in which we conduct operations during 2005.
     Net sales in the Australia/New Zealand market decreased by 12.9% in 2005 compared to 2004. New distributor enrollments were 725 in 2005 compared to 1,419 in 2004. When net sales are converted using the 2004 exchange rate for both 2004 and 2005, net sales in this market decreased by 15.6%. As a result of the decline in sales during the first half of 2005, the contract of the sales manager for that market was terminated during the second quarter of 2005, and we named a new sales manager in September 2005. The combined net loss for the Australia/New Zealand market was $115,000 in 2005, compared to a net loss of $132,000 in 2004.
     Net sales in Canada decreased by 4.7% in 2005 compared to 2004. The decline in net sales is due in part to the decline in new distributor enrollments. New distributor enrollments were 489 in 2005 compared to 853 in 2004. When measured in local currency, Canadian net sales decreased by 11.1% in 2005 compared to 2004. Net income in Canada was $77,000 for 2005, compared to $249,000 in 2004.
     Net sales in Mexico decreased 39.0% in 2005 compared to 2004. New distributor enrollments were 1,048 in 2005 compared to 7,904 in 2004. When measured in local currency, 2005 net sales declined by 41.3%. Net sales declined subsequent to a price increase and change in distributor qualification requirements, effective March 1, 2005, to make the Mexican business model consistent with the rest of our markets. The net loss in Mexico for 2005 was $446,000, compared to a net loss of $113,000 in 2004.
     Net sales in the United Kingdom increased by 55.2% for 2005 compared to 2004, as the efforts of our new general manager and national sales manager in the UK began to show positive results. When measured in local currency, net sales in the UK increased by 56.3% in 2005, compared to the prior year. New distributor enrollments were 447 in 2005 compared to 193 in 2004. However, the added staffing and sales development expenses more than offset the gain in sales. The net loss incurred in the UK was $421,000 in 2005, compared to a net loss of $183,000 in 2004.
     As in Mexico, we changed our distributor qualification requirements and increased prices in the Philippines effective February 2005. Net sales in the Philippines declined by 18.7% in 2005 compared to the prior year. New distributor enrollments were 2,993 in 2005 compared to 5,360 in 2004. When measured in local currency, 2005 net sales declined by 20.2%. The net loss in the Philippines for 2005 was $104,000, compared to a net loss of $164,000 in 2004.
     Net sales in the Malaysia/Singapore market decreased by approximately 26.7% in 2005 compared to the prior year. New distributor enrollments were 2,546 in 2005 compared to 4,906 in 2004. In comparison to 2004, currency fluctuation in 2005 had a negligible effect on sales in this market. Net sales decreased in Malaysia/Singapore because our new distributor enrollments declined by nearly 48.1% during 2005 compared to 2004, and our active distributor count decreased by 38.4%. The decrease in new distributors in this market resulted from a change in our distributor qualification requirements. The combined net loss for Malaysia/Singapore for 2005 was $392,000, compared to a net loss of $170,000 in 2004.
     We began operations in Germany in July 2005. We had net sales of approximately $118,000 during our first six months.
     Our Direct Select program is available for distributors and their retail customers to order products in less than case lots directly from us. In the United States during 2005, we processed a total of approximately 76,000 orders under this program at a suggested retail sales value of $8.4 million, compared to 58,800 orders, at a suggested retail value of $6.2 million during 2004. The average order size at a suggested retail value increased in 2005 to $111 compared to $106 during 2004.
     Cost of Products Sold. Cost of products sold as a percentage of net sales decreased slightly to 17.0% for the year ended December 31, 2005 compared to 17.2% for the year ended December 31, 2004. Raw material costs remained fairly stable throughout the year, and operating efficiencies gradually improved during 2005 subsequent to the installation of new production equipment during the third and fourth quarters of 2004.

     Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales increased slightly to 40.0% for the year ended December 31, 2005 compared to 39.8% for the same period in 2004. The increase is due to changes made during the first quarter of 2005 to the distributor compensation plan in the Philippines and Mexico, resulting in commission payments being made on the full suggested retail value of the products sold. With these changes, commission payments are now uniform throughout our domestic and international markets.
     Selling, General and Administrative Expenses. For 2005, selling, general and administrative, or SGA, expenses increased by $3.6 million compared to 2004. However, SGA expenses as a percentage of net sales declined from 33.7% in 2004 to 32.0% in 2005.
     Sales and marketing expenses represented approximately $1.9 million of the 2005 increase, including increased credit card fees due to the higher sales volume, and increased promotional bonuses and promotional trip expenses related to sales volume. General and administrative expenses increased by approximately $1.6 million, primarily in salaries and bonuses, fringe benefit expenses, travel expenses, professional service fees, and director’s fees. These increases were offset by declines in certain areas. Legal fees decreased by $163,000, and accounting fees and related expenses decreased by $669,000 in 2005 compared to the prior year. The decrease in accounting fees and related expenses is due in part to our establishment of an internal audit department to supplement management’s efforts related to documenting and assessing our internal controls. In the prior year, we incurred additional third party expenses with the adoption of the internal control documentation requirements of the Sarbanes-Oxley Act.
     During 2005, we incurred SGA expenses of approximately $645,000 in our most recent market entry, Germany. We began sales in Germany on July 18, 2005.
     Interest Expense. Interest expense increased to $313,000 for the year ended December 31, 2005 compared to $243,000 for 2004. The increase is the result of higher interest rates on the term loan on our headquarters facility, coupled with additional interest expense incurred on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer and director and his wife. The interest rate on the term loan on our headquarters facility was a variable rate loan with interest equal to the prime rate. This loan was paid in full in June 2005. The note to purchase the stock owned by the former officer and director was for $3.5 million with an interest rate of 4.0% per year, of which $3.1 million was outstanding as of December 31, 2005. We also issued a note for $593,000 to the wife of the former officer and director, which was repaid immediately after its issuance.
     Income Taxes. We recorded income tax expense of $5.0 million for 2005, an effective rate of 39.8%. In 2004, we recorded income tax expense of $3.6 million, an effective rate of 40.2%. The lower effective rate in 2005 is the result of the new Domestic Manufacturing Deduction, enacted by the American Jobs Creation Act of 2004, beginning with the 2005 tax year.
     Net Income. Our net income improved to $7.5 million ($0.47 per share basic and $0.46 per share diluted) for the year ended December 31, 2005 compared to $5.4 million ($0.34 per share basic and $0.31 per share diluted) for 2004. Profitability continued to increase as net sales improved in the United States, as discussed above. Net income in the United States was $9.2 million in 2005, compared to $5.9 million in 2004. The net loss from international operations was $1.7 million in 2005, compared a net loss of $513,000 in 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Net Sales. Sales in the United States, our largest market, grew by 27.4% in 2004 compared to 2003. Our international operations experienced a sales increase of 17.8% in 2004 compared to 2003, due primarily to the first full year of operation in Malaysia. We continued to implement our uniform distributor compensation plan and business model across our foreign operations. These changes reduced operating margin in the foreign markets, and, along with other sales development expenses, reduced net income in the international markets overall, but are essential to the consistent execution of our business model and sustainability of our international growth. During 2004, we did not introduce any new products in the United States; however, we introduced certain core products into our foreign markets, including FibRestore and ReversAge in Malaysia.

     The following table summarizes the net sales by geographic market for the years ended December 31, 2003 and 2004:

	Year Ended December 31,
	2003		2004		Change from prior year
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	%
	(dollars in thousands)
United States	$65,832	85.5%	$83,873	86.5%	$18,041	27.4%
Australia/New Zealand	2,060	2.7	2,543	2.6	483	23.4
Canada	1,256	1.6	1,751	1.8	495	39.4
Mexico	3,338	4.3	2,634	2.7	(704)	(21.1)
United Kingdom/Ireland	475	0.6	545	0.6	70	14.7
Philippines	3,419	4.4	2,865	3.0	(554)	(16.2)
Malaysia/Singapore	580	0.8	2,771	2.9	2,191	377.8

Consolidated total	$76,960	100.0%	$96,982	100.0%	$20,022	26.0%

     The following table sets forth the number of our active distributors and Master Affiliates and above as of December 31, 2003 and 2004:

	December 31, 2003		December 31, 2004		% Change
		Master		Master		Master
		Affiliates and		Affiliates and		Affiliates and
	Active Distributors	Above	Active Distributors	Above	Active Distributors	Above
United States	41,000	9,150	47,190	12,460	15.1%	36.2%
Australia/New Zealand	2,570	230	3,040	290	18.3	26.1
Canada	1,140	180	1,480	210	29.8	16.7
Mexico	7,700	1,370	9,000	710	16.9	(48.2)
United Kingdom/Ireland	410	70	450	60	9.8	(14.3)
Philippines	7,380	810	6,760	650	(8.4)	(19.8)
Malaysia/Singapore	1,350	200	5,280	730	291.1	265.0

Consolidated total	61,550	12,010	73,200	15,110	18.9%	25.8%

     In the United States, our largest market, the number of active distributors increased to 47,190 at December 31, 2004 from 41,000 at December 31, 2003. New distributor enrollments in the United States increased to 22,975 in 2004 compared to 20,800 in 2003. The retention rate of distributors who renew their annual agreement was 57.7% in 2004, as compared to a renewal rate of 53.7% in the prior year. The renewal rate was also slightly better than the average renewal rate over the last five years of 55.0%. Master Affiliates and above increased to 12,460 in the United States as of December 31, 2004 from 9,150 as of December 31, 2003. Nearly 6,900 distributors qualified as new Master Affiliates in 2004 and 61.0% of the Master Affiliates and above as of December 31, 2003, requalified as Master Affiliates and above during 2004. In 2004, we processed approximately 207,170 wholesale orders in the United States at an average retail price of $504 compared to approximately 171,900 orders at an average of $480 in 2003.
     The increase in distributor enrollment and retention in the United States in 2004 was due in part to the momentum created by the consistency and reinforcement of our training programs and business opportunity presentations, in the form of regional distributor conferences and other corporate-sponsored meetings. Also, we held our annual international distributor conference in St. Louis, Missouri in August 2004 with approximately 6,000 distributors in attendance. These activities have resulted in more distributors reaching the Master Affiliate level and above, who generally are more experienced and productive distributors.
     In the Australia/New Zealand market, net sales increased to $2.5 million in 2004 from $2.1 million in 2003. New distributor enrollments during 2004 in the Australia/New Zealand market were 1,419, as compared to 905 in 2003. Distributor renewals in the market were 63.1% in 2004 as compared to 65.3% in 2003. A portion of the sales increase as measured in U.S. dollars is the result of the strengthening of the Australian and New Zealand dollars relative to the U.S. dollar, but sales in Australia measured in local currency increased in 2004, as well. On a local currency basis, sales in Australia increased by 11.1% in 2004 compared to 2003, whereas local currency sales in New Zealand decreased by 9.3% in 2004 compared to 2003. In September 2003, we changed our compensation plan to pay royalties based on the full retail price of products. This change in the compensation plan was part of our worldwide plan to make the business model seamless from country to country. As a result of the additional royalty expense due to the compensation plan change, along with the added expenses of the new sales manager, the market experienced a net loss in 2004. The combined net loss for the Australia/New Zealand market was $132,000 in 2004 compared to net income of $2,000 in 2003. Similar changes in the compensation plans were made in Canada and the United Kingdom earlier in 2003, and similar changes were made for the Mexican and Philippine markets in 2005.
     Net sales in Canada increased in 2004 to $1.8 million from $1.3 million in 2003. During 2004, the Canadian dollar continued to strengthen considerably compared to the U.S. dollar, and this caused a portion of the net sales improvement, when expressed in U.S. dollars. In Canadian dollars, net sales improved by 28.9% in 2004 compared to 2003. New distributor enrollments were 853 in 2004 compared to 594 in 2003, with a distributor renewal rate of 55.0% during 2004. The Canadian operation showed an increase in net income in 2004 to $249,000, as compared to a net income of $155,000 in 2003. Growth in the Canadian market is a by-product of the success being experienced in the U.S. market, as the same sales development strategies are used in Canada.
     Net sales in Mexico in 2004 were $2.6 million compared to $3.3 million in 2003. New distributor enrollments increased in 2004 to 7,904 compared to 5,939 in 2003. Net sales in Mexico declined due in part to more stringent Master Affiliate qualification requirements and other changes to the distributor compensation plan, as the distributor force in Mexico was adversely affected by these changes. The net loss in this market decreased to $113,000 in 2004, as compared to a net loss of $134,000 in 2003.
     Net sales in the United Kingdom in 2004 were $545,000 compared to $475,000 in 2003. The increase in net sales is almost entirely due to the stronger UK pound compared to the U.S. dollar. Net sales in UK pounds for 2004 increased by 2.7% compared to 2003. New distributor enrollments were 193 in 2004 compared to 166 in 2003. The net loss incurred in this market increased to $183,000 in 2004 from $115,000 in 2003. The increase in sales was offset by higher commission expenses, as we made a change to the UK compensation plan, similar to the Australia/ New Zealand market, to pay royalties on the full retail value of the products.
     Net sales in the Philippines in 2004 were $2.9 million compared to $3.4 million in 2003. New distributor enrollments were 5,360 in 2004 compared to 6,311 in 2003. As in Mexico, net sales declined due in part to the changes made in the business model and distributor compensation plan, which resulted in fewer distributors in the Philippines. The Philippines operations had a net loss of $164,000 in 2004 compared to a net loss of $15,000 in 2003. Approximately $65,000 of the net loss was due to a valuation allowance recorded against deferred tax assets for net operating loss carryforwards that the likelihood of utilization is uncertain prior to their expiration in 2005 and 2006. Additionally, the Philippines operation was subject to a minimum corporate income tax based on gross profit of approximately $45,000.
     Malaysia/Singapore had net sales of $2.8 million during 2004 compared to net sales of $580,000 during 2003. Malaysia opened in September 2003, and Singapore opened in March 2004. Approximately 4,900 new distributors enrolled during 2004 in this market compared to approximately 1,200 new distributor enrollments during the last four months of 2003. We had a net loss of $170,000 in this market in 2004 compared to a net loss of $237,000 during 2003, Malaysia’s start-up year.
     Our Direct Select Program is available for distributors and their retail customers to order products in less than case lots directly from us. In the United States in 2004, the program processed a total of 58,800 orders for a suggested retail value of $6.2 million compared to 40,300 orders totaling $4.3 million in 2003. The average order size at suggested retail value remained constant at $106 in both 2004 and 2003.
     Cost of Products Sold. Cost of products sold as a percentage of net sales remained steady at 17.2% for 2003 and 2004. Increased volume efficiencies were offset by expenses incurred in the start-up of a manufacturing equipment upgrade installed during the third and fourth quarters of 2004. Overall ingredient costs in 2004 were stable, with nominal price increases on some items. Also, the cost of increased analytical testing procedures required under Australian regulations increased cost of products sold.
     Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales increased to 39.8% in 2004 compared to 38.9% in 2003. The continuing increase in the percentage was the result of royalty payments being made on the full retail value of the products in most of our international markets. These expenses are governed by our Distributor Agreements and are directly related to the level of sales. Included in the 2004 distributor royalties and commissions are royalties of $2.0 million earned through the Ambassador Program as compared to $1.5 million in 2003. The Ambassador Program compensates distributors at the highest levels for their leadership and development of sales. As of December 31, 2004, there were 238 Ambassadors compared to 210 Ambassadors at the end of 2003.
     Selling, General and Administrative Expenses. SGA expenses as a percentage of net sales were 33.7% for 2004 and 34.4% in 2003. The percentage decrease is due to the increase in our net sales. Total SGA expenses increased from $26.4 million in 2003 to $32.7 million in 2004.
     In 2004, total distribution and warehouse expenses increased to $1.6 million from $1.5 million in 2003 primarily due to increased expenses in the United States to support the growth in sales.
     Total sales and marketing expenses in 2004 were $14.5 million compared to $11.9 million in 2003, an increase of 21.9% in 2004. Amounts paid in the “Star Director Bonus” and other volume-related bonuses paid to distributors increased by $1.1 million in 2004 as compared to 2003, as the result of increased sales. The Star Director Program compensates distributors who reach certain levels of sales organization growth with bonuses based on the retail sales of their distributor network. In 2004, $3.6 million was paid through this program compared to $2.8 million in 2003. Credit card processing fees also increased by $408,000 in 2004 as compared to 2003, also as the result of increased sales. Distributor training and other distributor support expenses increased by $304,000. Sales and marketing expenses, as a percentage of net sales, were 14.9% in 2004 and 15.4% in 2003.
     Total general and administrative expenses in 2004 were $16.6 million compared to $13.1 million in 2003. The expenses paid to outside parties in 2004 to supplement management’s documentation and assessment of internal controls required under Section 404 of the Sarbanes-Oxley Act were the most significant component of this increase. Accounting fees increased by $1.3 million from 2003 to 2004. Most of this increase was related to the expenses incurred to perform the work required under the Sarbanes-Oxley Act. Because of the increase in our stock price over the first six months of 2004, we became classified as an “accelerated filer.” As a result, the period of time in which we had to perform this internal control assessment was compressed. Many of these costs were one-time expenses, as part of the first year start-up and documentation under the Sarbanes-Oxley Act.
     Total staff compensation and fringe benefits increased by 13.9%, or $1.3 million, in 2004 compared to 2003. This increase is due to the increase in incentive compensation bonuses paid during 2004, the addition of Malaysia and Singapore and various staffing increases, primarily in the United States. Significant changes in general and administrative expenses included an increase in travel expenses by $167,000 in 2004 compared to 2003; business insurance expenses increased by $191,000 in 2004 compared to 2003; and director’s fees, investor relations expenses and other expenses related to being a publicly-traded company increased by $356,000 in 2004 compared to 2003.
     Interest Expense. Interest expense in 2004 was $243,000 compared to $235,000 in 2003. Interest expense increased slightly in 2004, as the prime rate increased from 4.0% at the end of 2003 to 5.25% at the end of 2004. The term loan on our headquarters facility was a variable rate instrument equal to the prime rate.
     Income Taxes. Income tax expense was $3.6 million for 2004 and $2.9 million for 2003. The effective tax rate for 2004 was 40.2%. State income taxes, along with foreign losses with no U.S. tax benefit, represent most of the increase over the U.S. statutory tax rate of 34.0%. Also, in the Philippines, a minimum corporate income tax and a valuation allowance recorded against the deferred tax asset had a slight impact on the effective tax rate in 2004. The effective tax rate for 2003 was 39.8%.
     Net Income. Our 2004 net income available to common stockholders was $5.4 million or $0.31 per share diluted. This compares with net income of $4.3 million or $0.26 per share diluted in 2003. Net income in the United States, our primary market, was $5.9 million in 2004 compared to net income of $4.7 million in 2003 and led to our overall improvement in both sales and profitability. Net loss from international operations was $513,000 in 2004 compared with a net loss of $344,000 in 2003. Our net income was adversely impacted by the expenses we incurred related to the first year of management’s documentation and assessment of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Financial Condition, Liquidity and Capital Resources
     We generated $12.5 million of net cash during 2005 from operating activities, $1.6 million was used in investing activities, and we used $15.2 million in financing activities. This compares to $7.4 million of net cash provided by operating activities, $1.8 million used in investing activities, and $3.4 million used in financing activities in 2004. Cash and cash equivalents decreased by $4.5 million to $5.7 million as of December 31, 2005 compared to December 31, 2004.
     Significant changes in working capital items consisted of a decrease in inventories of $327,000, an increase in accounts payable and accrued expenses of $538,000, and a decrease in refundable income taxes payable of $1.3 million in 2005. The decrease in inventory is a result of better production efficiencies gained from manufacturing equipment upgrades installed during the third and fourth quarters of 2004. The increase in accounts payable and accrued expenses is due to increased production volume and other expenses related to the increase in sales volume, coupled with the increase in distributor commissions payable at December 31, 2005 compared to December 31, 2004. This increase in distributor commissions payable is the result of higher total sales in December 2005 compared to December 2004. The decrease in the refundable income taxes is the result of a refund received from the Internal Revenue Service on the overpayment of income tax deposits.
     Our net investing activities included $1.7 million, $1.9 million, and $1.0 million for capital expenditures in the years ended December 31, 2005, 2004 and 2003, respectively. The most significant financing activity in 2005 was $13.8 million in purchases of treasury stock. Of the $13.8 million in stock purchases, $9.7 million was paid in cash and notes were issued for the remaining $4.1 million. As of December 31, 2005, $3.1 million of the notes was outstanding. The majority of this treasury stock was purchased from a former officer, a former officer and director and his wife, and three of our current officers and directors. In March 2005, we announced that our board of directors had approved a stock repurchase plan of our common stock of up to $15 million over the next three years. Approximately $4.3 million of stock was purchased in the open market during 2005. In June 2005, we also paid the remaining balance of the long-term debt on our headquarters facility totaling approximately $3.5 million. In 2005, we also paid $1.2 million in common stock dividends and received $274,000 in proceeds from the exercise of options and warrants. In 2004, we paid $975,000 for the redemption of preferred stock, $12,000 in preferred stock dividends and $1.0 million in common stock dividends. We also used $1.3 million to purchase treasury stock and received $292,000 in proceeds from the exercise of options and warrants. In 2004, all treasury stock was purchased from related parties. During 2003, we purchased $1.2 million of treasury stock and received $142,000 in proceeds from the sale of treasury stock and $328,000 in proceeds from the exercise of options and warrants.
     Stockholders’ equity decreased to $12.6 million at December 31, 2005 compared with $18.2 million at December 31, 2004. The decrease is primarily due to a stock repurchase of approximately $4.1 million of our common stock from a former officer and director and his wife in the first quarter of 2005, stock purchases from three of our officers and directors totaling $5.1 million that took place in May 2005 and $4.6 million of other 2005 treasury stock purchases, offset by our net income during 2005. Stockholders’ equity also increased by $1.4 million and $2.6 million as the result of the tax benefit from the exercise of nonqualified options and warrants during the years ended December 31, 2005 and 2004, respectively.
     Our working capital balance was $4.0 million at December 31, 2005 compared to $11.5 million at December 31, 2004. The current ratio at December 31, 2005 was 1.4 compared to 2.4 at previous year-end. In June 2005, we entered into a new $15 million secured revolving credit facility with our primary lender. This new facility replaced our previous operating line of credit that had a maximum borrowing limit of $1 million. The new facility expires in April 2007, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The new facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At December 31, 2005, we had not utilized any of the new revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.
     Management believes that our internally generated funds and the borrowing capacity under the new revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2006.

Contractual Obligations
     The table below presents our contractual obligations and commercial commitments as of December 31, 2005. This consists of our long-term debt and operating leases. For the long-term debt, the amounts shown represent the principal and interest amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted-average interest rates at the end of the period. For the operating leases, the amounts shown represent the future minimum payments under noncancelable leases with initial or remaining terms in excess of one year as of December 31, 2005.

	Less Than 1			More than 5
	year	1-3 years	3 - 5 years	years	Total
Promissory note(1)	$1,006	$2,285	$—	$—	$3,291
Other debt	17	11	—	—	28
Operating leases	66	112	8	—	186

Total Obligations	$1,089	$2,408	$8	$—	$3,505

(1)	The outstanding principal amount of the promissory note was $3.1 million at December 31, 2005 and accrues interest at 4.0% per year.
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
Inventories
     Inventories are valued at the lower of cost or market. Product cost includes raw material, labor and overhead costs and is accounted for using the first-in, first-out basis. On a periodic basis, we review our inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, we record inventory write-downs when costs exceed expected net realizable value. Historically, our estimates of our obsolete or unmarketable items have been materially accurate.
Foreign Currency Translation
     All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts are translated using the average exchange rate for the year-to-date periods. The gains and losses resulting from the changes in exchange rates during this interim period have been reported in other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that our investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.
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
     At December 31, 2005, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $1.9 million. These net operating loss carryforwards have various expiration dates, depending on the country in which they occurred. A valuation allowance of $1.8 million has been established for a portion of these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.
Item No. 7A — Quantitative And Qualitative Disclosures Regarding Market Risk
Foreign Currency Risk
     Our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as we have several foreign subsidiaries and continue to explore expansion into other foreign countries. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings in future periods may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars.
     Net sales outside of the United States represented 9.7%, 13.5%, and 14.5% of total net sales in 2005, 2004, and 2003, respectively. Our primary exposures to adverse currency fluctuations would result in an increase in the cost of goods sold, relative to foreign net sales, as the vast majority of the products sold are purchased from the parent company in the United States, with prices denominated in U.S. dollars. As of December 31, 2005, we had a net investment in our foreign subsidiaries of $3.8 million (in U.S. dollars).
     We have performed a sensitivity analysis as of December 31, 2005 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2005 for our foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in our net income of less than $50,000 and reduce the value of the net investment in the foreign subsidiaries by $380,000.
     We enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as freestanding derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net change in the fair value of these forward contracts, as of December 31, 2005 was a cumulative expense of $59,000. As of December 31, 2005, we had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, the EU Euro, or the British pound.
Interest Rate Risk
     We have $3.1 million in long-term debt with a weighted-average effective interest rate of 4.03% at December 31, 2005. Of this amount, all but $27,000 is debt with a fixed interest rate of 4.0%. Since substantially all of our long-term debt has a fixed interest rate, we are not subject to any interest rate risk.

     We also are exposed to market risk in changes in commodity prices in some of the raw materials we purchase for our manufacturing needs. However, this presents a risk that would not have a material effect on our results of operations or financial condition.
Item No. 8 — Financial Statements and Supplementary Data
     Reference is made to the Consolidated Financial Statements contained in Part IV hereof.
Item No. 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item No. 9A — Controls and Procedures
     Effectiveness of Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
     Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2005.
     Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2005, which is included elsewhere in this annual report.
Item No. 9B — Other Information
     None

PART III
Item No. 10 — Directors and Executive Officers of the Registrant
     The following table sets forth the names and ages, as of December 31, 2005, of our executive officers and directors:

Name	Age	Position

Robert L. Montgomery	63	Director, Chairman, President and Chief Executive Officer
Stephen M. Merrick	64	Director, Senior Vice President, International and Corporate Development, General Counsel and Secretary
Carl W. Hastings, Ph.D.	63	Director and Vice President
R. Scott Montgomery	36	Senior Vice President, Worldwide Operations
Steven D. Albright	44	Vice President, Finance and Chief Financial Officer
Steven G. Hastings	40	Vice President, Sales
Ryan A. Montgomery	32	Vice President, Sales
Donald L. McCain	61	Director
John B. Akin	77	Director
Robert M. Henry	58	Director
Denis St. John	62	Director
Directors and Officers
     Robert L. Montgomery is our Chairman of the Board, President and Chief Executive Officer. Mr. Montgomery became Chairman of our board of directors and Chief Executive Officer on February 15, 1985, and President on July 1, 1985. Mr. Montgomery has been a director of Reliv’ International since 1985. Mr. Montgomery is also the President and a director of Reliv’, Inc. and President and a director of Reliv’ World Corporation, both wholly owned subsidiaries of Reliv’ International. Mr. Montgomery received a B.A. degree in Economics from the University of Missouri in Kansas City, Missouri in 1965. Mr. Montgomery is the father of R. Scott Montgomery, our Senior Vice President, Worldwide Operations, and Ryan A. Montgomery, our Vice President, Sales.
     Stephen M. Merrick has been our Senior Vice President, International and Corporate Development, Secretary, General Counsel and a member of our board of directors since July 20, 1989. Mr. Merrick is Of Counsel to Vanasco Genelly & Miller, which has served as counsel to us with respect to certain matters, and has been engaged in the practice of law for over 30 years. Previously, Mr. Merrick was a principal of the law firm of Merrick & Associates, P.C., which served as counsel to us with respect to certain matters. Mr. Merrick has represented us since our founding. Mr. Merrick received a Juris Doctor degree from Northwestern University School of Law in 1966. Mr. Merrick is also Executive Vice President and a director of CTI Industries Corporation, a manufacturer of packaging and novelty items.
     Carl W. Hastings has been our Vice President since July 1, 1992. Dr. Hastings has been employed by us since April 1991. Dr. Hastings was re-elected to our board of directors in May 2005 and formerly served as a member of our board of directors from February 1990 until May 2004. Dr. Hastings holds B.S. and M.S. degrees and a Ph.D. degree in Food Science from the University of Illinois. For more than the past 30 years, Dr. Hastings has been engaged in a variety of employment and consulting capacities as a food scientist. Dr. Hastings is the father of Steven G. Hastings, our Vice President, Sales.
     R. Scott Montgomery has been our Senior Vice President of Worldwide Operations since August 2004. Mr. Montgomery joined us in 1993 and previously served as our Vice President of International Operations from 2001 to 2004. Mr. Montgomery graduated from Southwest Missouri State University with a B.S. degree in Finance and Investments. Mr. Montgomery is the son of Robert L. Montgomery, our Chairman, President and Chief Executive Officer, and the brother of Ryan A. Montgomery, our Vice President, Sales.

     Steven D. Albright has been our Vice President, Finance and Chief Financial Officer since March 2005. Mr. Albright was our Vice President, Finance/ Controller from 2002 to 2005 and was our Controller since 1992. Prior to his employment with us, Mr. Albright was employed from 1987 to 1992 as Assistant Controller for Kangaroos USA, Inc., an athletic shoe importer and distributor. For the period from 1983 to 1987, he was employed by the public accounting firm of Ernst & Young LLP. Mr. Albright received a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign in May 1983 and is a CPA.
     Steven G. Hastings was appointed our Vice President, Sales in February 2004. Mr. Hastings was our Vice President of International Marketing from 2002 to 2004 and our Director of International Marketing from 1996 to 2002. Mr. Hastings started with us in January 1993 as Director of Marketing. Mr. Hastings graduated from the University of Illinois in 1987 with a Marketing degree and obtained his Masters in Business from Butler University in Indianapolis in 1995. Mr. Hastings is the son of Dr. Carl Hastings, our Vice President.
     Ryan A. Montgomery was appointed our Vice President, Sales in November 2004. Mr. Montgomery served as our corporate counsel from September 1999 to October 2004. Mr. Montgomery received his B.A. degree in Economics from Vanderbilt University in 1995 and graduated from Saint Louis University Law School in 1999. Mr. Montgomery is the son of Robert L. Montgomery, our Chairman, President and Chief Executive Officer, and the brother of R. Scott Montgomery, our Senior Vice President of Worldwide Operations.
     Donald L. McCain has been a member of our board of directors since July 20, 1989. Mr. McCain is the Corporate Secretary and co-owner of The Baughan Group Inc., formerly Robertson International Inc., a supplier and manufacturer of mining equipment and supplies. He is also co-owner of Coal Age Incorporated, a mining equipment manufacturer and rebuilding company. Mr. McCain co-founded G&T Resources, Inc., an owner and operator of nursing homes, in 1980 and was engaged in the management of that company until he sold his interest in September 1994. Prior to that time, Mr. McCain was employed in the food processing industry for fifteen years, most of that time was with Archer Daniels Midland Company as a manager of plant operations. Mr. McCain is the father of Ronald McCain, our Director of Customer Service and the son-in-law of Robert L. Montgomery, our Chairman, President and Chief Executive Officer.
     John B. Akin has been a member of our board of directors since June 1986. Mr. Akin retired as Vice President, A.G. Edwards & Sons and resident manager of the Decatur, Illinois branch office in 1995. Mr. Akin had been associated with A.G. Edwards & Sons as a stock broker, manager and officer since April 1973. Mr. Akin holds a B.A. degree from the University of Northern Iowa, Cedar Falls, Iowa.
     Robert M. Henry has been a member of our board of directors since May 2004. On December 4, 2004, Mr. Henry became Chairman and Chief Executive Officer of Arbonne International, Inc., a skin care products company. From 2000 to 2003, he served as Chief Executive Officer and board member for Mannatech, Incorporated, a public multi-level marketing company that sells dietary supplements, wellness and weight-management products to independent distributors. From 1998 to 2000, Mr. Henry acted as an Operating Consultant for Gryphon Investors where he gave advice on the investment opportunities in the network marketing industry. From 1986 to 1998, Mr. Henry served in various executive positions in the advertising, communications, investment and women’s apparel industries. From 1982 to 1986, he served as Corporate Controller Worldwide for Amway Corporation, a multi-level marketer of various products. From 1971 to 1982, Mr. Henry served various management roles for Avon Products, Inc., including Regional Controller, Manufacturing/ Sales/ Distribution, Chief Financial Officer for Avon Fashions, and Manager A/P & Intercompany Accounting. He received a B.S. degree in Accounting from Hunter College in New York and a J.D. from Brooklyn Law School. Mr. Henry has been a member of the New York State Bar since 1975 and also served on the Network Marketing Association board of directors during 2002.
     Denis St. John has been a member of our board of directors since May 2004. Mr. St. John is a CPA and principal with the Larson Allen Health Care Group, focusing on physicians and institutions involved in clinics, nursing homes, medical office buildings, and other real estate intensive projects. For 15 years, Mr. St. John was associated with various accounting firms working primarily in the tax area, serving mid-size, closely held companies. Mr. St. John graduated from the University of Missouri with a Bachelor of Science in Business Administration with a major in Accounting and a minor in Economics. He is a former NASD registered representative, holding Series 6 and 63 securities licenses. Mr. St. John is a member of the Missouri Society of CPAs and the American Institute of CPAs.

Audit Committee
     Since 2000, we have had a standing Audit Committee, which is presently composed of Messrs. McCain, St. John and Henry. Mr. St. John has been designated and is our “Audit Committee Financial Expert” pursuant to Item 401 of Regulation S-K of the Securities Exchange Act of 1934. The Audit Committee held eight meetings during fiscal year 2005, including quarterly meetings with management and the independent registered public accounting firm to discuss our financial statements. Mr. St. John and each appointed member of the Committee satisfies the definition of “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ Stock Market. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
     Based solely on a review of the copies of such forms furnished to us, or written representations that no Form 5’s were required, we believe that during calendar year 2005, all of the officers, directors and ten percent beneficial owners of the Company complied with all applicable Section 16(a) filing requirements, except that the Company discovered an inadvertent error on a Form 4 previously filed by Mr. Robert L. Montgomery, and Messrs. Donald L. McCain and John B. Akin each inadvertently failed to report a transaction relating to our common stock. Form 4’s reporting these items were promptly filed after the oversights were discovered.
Code of Ethics
     We have adopted a code of ethics that applies to our senior executive and financial officers. Our Code of Ethics seeks to promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (2) full, fair, accurate, timely and understandable disclosure of information to the Commission, (3) compliance with applicable governmental laws, rules and regulations, (4) prompt internal reporting of violations of the Code to predesignated persons, and (5) accountability for adherence to the Code. A copy of our Code of Ethics has been attached to and can be viewed on our Internet website at http://www.reliv.com under the section entitled “Investor Relations.”

Item No. 11 — Executive Compensation
     The following table sets forth a summary of the compensation paid during the last three fiscal years to our Chief Executive Officer and to each of our other four most highly compensated officers who were officers at December 31, 2005, and any executive officer who left during the last fiscal year who would have been included in this group, the Named Executives.
SUMMARY COMPENSATION TABLE

				Long-term
				compensation
		Annual compensation		Awards
				Securities	All other
		Salary	Bonus(1)	underlying	compensation
Name and principal position	Year	($)	($)	options/SARs	($)
Robert L. Montgomery	2005	$642,625	$616,168	160,000	$17,765	(2)
Chairman, Chief Executive	2004	$642,625	$442,400	—	$23,368	(3)
Officer and President	2003	$642,625	$366,660	—	$17,464	(4)

Stephen M. Merrick	2005	$225,000	$154,042	50,000	—
Senior Vice President,	2004	$124,800	$94,800	—	—
Secretary and General Counsel	2003	$124,800	$78,570	—	—

Carl W. Hastings	2005	$277,500	—	20,000	$17,398	(2)
Vice President	2004	$270,000	—	—	$23,752	(3)
	2003	$270,000	—	—	$12,792	(4)

R. Scott Montgomery	2005	$160,000	$176,048	50,000	$9,231	(2)
Senior Vice President of	2004	$136,500	$79,000	—	$6,498	(3)
Worldwide Operations	2003	$120,000	$65,475	—	$3,347	(4)

Steven D. Albright	2005	$150,000	$154,042	20,000	$10,810	(2)
Vice President, Finance and	2004	$136,500	$79,000	—	$10,008	(3)
Chief Financial Officer	2003	$130,000	$65,475	—	$9,240	(4)

(1)	Reflects bonus payments under the Company’s 2001 Incentive Compensation Plan.

(2)	Includes the value of cash contributions by us to the Reliv’ International, Inc. 401(k) Plan, a defined contribution plan, of $13,500 for each of Messrs. Robert L. Montgomery and Hastings, $9,000 for Mr. R. Scott Montgomery and $10,500 for Mr. Albright. Also includes the portion of premiums paid by us on life insurance policies on each executive’s life attributable to the death benefit, to which each executive’s estate is entitled. The allocated portion of premium paid was $4,265 for Mr. Robert L. Montgomery, $3,898 for Mr. Hastings, $231 for Mr. R. Scott Montgomery and $310 for Mr. Albright.

(3)	Includes the value of cash contributions by us to the Reliv’ International, Inc. 401(k) Plan, a defined contribution plan, of $11,750 for each of Messrs. Robert L. Montgomery and Hastings, $6,300 for Mr. R. Scott Montgomery and $9,750 for Mr. Albright. Also includes the portion of premiums paid by us on life insurance policies on each executive’s life attributable to the death benefit, to which each executive’s estate is entitled. The allocated portion of premium paid was $7,338 for Mr. Robert L. Montgomery, $2,402 for Mr. Hastings, $198 for Mr. R. S. Montgomery and $258 for Mr. Albright.

(4)	Includes the value of cash contributions by the Company to the Reliv’ International, Inc. 401(k) Plan, a defined contribution plan, of $9,000 for each of Messrs. Robert L. Montgomery and Hastings, $3,157 for Mr. R. Scott Montgomery and $9,000 for Mr. Albright. Also includes the portion of premiums paid by the Company on life insurance policies on each executive’s life attributable to the death benefit, to which each executive’s estate is entitled. The allocated portion of premium paid was $6,227 for Mr. Robert L. Montgomery, $2,160 for Mr. Hastings, $190 for Mr. R. Scott Montgomery and $240 for Mr. Albright.
     We have never granted any stock appreciation rights. During the period from January 1, 1998 to December 31, 2005, there have been no awards or payments made for long-term incentive compensation (other than stock option grants) and there have been no restricted stock awards to any of the Named Executives.
     The following table provides information related to options to purchase our common stock granted to the Named Executives during the fiscal year ended December 31, 2005:
OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual grants(1)
	Number of	Percent of
	securities	total
	underlying	options/SARs	Exercise		Potential realizable value at assumed annual rates of
	options/SARs	granted to	or base		stock price appreciation for option term(2)
	granted	employees in	price	Expiration	5%	10%
Name	(#)	fiscal year	($/Sh)	date	($)	($)
Robert L. Montgomery	160,000	29.47	7.92	1/5/2015	796,935	2,019,590
Stephen M. Merrick	50,000	9.21	7.92	1/5/2015	249,042	631,122
Carl W. Hastings	20,000	3.68	7.92	1/5/2015	99,617	252,449
R. Scott Montgomery	50,000	9.21	7.92	1/5/2015	249,042	631,122
Steven D. Albright	20,000	3.68	7.92	1/5/2015	99,617	252,449

(1)	The options were granted at 100% of the market price on the date of grant and were vested immediately.

(2)	The potential realizable values shown illustrate the values that might be realized upon exercise immediately prior to the expiration of the option’s term using 5% and 10% appreciation rates set by the SEC, compounded annually and, therefore, are not intended to forecast possible future appreciation, if any, of our stock price.

     The following table provides information related to options to purchase our common stock exercised by the Named Executives during the fiscal year ended December 31, 2005, and the number and value of such options held as of the end of such fiscal year:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

			Number of securities	Value of unexercised in-
			underlying unexercised	the-money options
			options at year end (#)	at fiscal year end ($)
	Shares
	acquired on	Value
Name	exercise (#)	realized ($)	Exercisable/unexercisable	Exercisable/unexercisable(1)
Robert L. Montgomery	243,302	$1,835,165	160,000/128,720	$841,600/$1,596,617
Stephen M. Merrick	180,058	$1,408,846	50,000/0	263,000/0
Carl W. Hastings	22,321	$176,881	20,000/0	105,200/0
R. Scott Montgomery	34,970	$311,387	50,000/0	263,000/0
Steven D. Albright	0	$0	54,970/0	541,430/0

(1)	The value of unexercised in-the-money options is based on the difference between the exercise price and the fair market value of our common stock on December 31, 2005.
Employment Agreements
     In June 1997, we entered into an Employment Agreement with Robert L. Montgomery replacing a prior agreement. The agreement was originally for a term of six years commencing on January 1, 1997 with a provision for automatic one year renewal terms, and provides for Mr. Montgomery to receive base annual compensation during the term of not less than $485,000. Mr. Montgomery is also to participate in our annual incentive compensation and our long-term incentive compensation plans adopted in April, 1994, our stock option plan and such other compensation plans as we may from time to time have for our executives. In the event of Mr. Montgomery’s death during the term of the agreement, payments equal to his total compensation under the agreement will be made to his heirs for a period of six months. The agreement also allows Mr. Montgomery the option, upon reaching age 60, to reduce his level of service to us by approximately one-half with a corresponding decrease in position and compensation. Mr. Montgomery also has the option upon reaching age 60 to terminate his active service and continue in a consulting capacity. The term of the consulting period will be 10 years and Mr. Montgomery will receive approximately 20% of his prior annual compensation as a consulting fee. The agreement includes the obligation of Mr. Montgomery to maintain the confidentiality of our confidential information and contains a covenant of Mr. Montgomery not to compete with us.
     In June 2002, we entered into a Services Agreement with Dr. Hastings replacing a prior employment agreement. The services agreement is for a period of twenty years with a provision for automatic one year renewal terms. The employment of Dr. Hastings will be for a term commencing on July 1, 2001 and expiring on June 30, 2006. During the initial term of employment, we are obligated to pay Dr. Hastings a basic salary at the rate of $22,500 per month. Effective December 15, 2005, our compensation committee increased Dr. Hastings’ basic salary to $30,000 per month. Upon expiration of the term of employment, Dr. Hastings will be retained to provide consulting services to us for the remainder of the term of the services agreement. During the consulting term, we will pay Dr. Hastings the sum of $10,000 per month. In the event of Dr. Hastings’ death during the term of the agreement, payments equal to his total compensation under the agreement will be made to his heirs for a period of six months. During the term of the services agreement, we will be entitled to use the name and likeness of Dr.

Hastings in connection with our promotional materials and activities. The services agreement also includes the obligation of Dr. Hastings to maintain the confidentiality of our confidential information and to hold any and all inventions made or conceived by him during the term of the agreement as our fiduciary and a covenant of Dr. Hastings not to compete with us.
     In April 2002, we entered into an Employment Agreement with R. Scott Montgomery under which he was employed as Vice-President of International Operations. The agreement was originally for a term of one year commencing on April 3, 2002 with a provision for automatic one year renewal terms, and provides for Mr. Montgomery to receive base annual compensation of not less than $105,000. Mr. Montgomery is also to participate in our annual incentive compensation plan and such other compensation plans as we may from time to time have for our executives. In the event of Mr. Montgomery’s termination for reasons other than an event of default or permanent mental or physical disability, Mr. Montgomery will receive a severance payment equal to six months salary. The agreement includes the obligations of Mr. Montgomery to maintain the confidentiality of our confidential information and hold certain inventions for our company in his fiduciary capacity, and contains a covenant not to solicit our distributors for a period of 24 months after the date of termination of this agreement.
     In April 2002, we entered into an Employment Agreement with Ryan A. Montgomery under which he was employed as Corporate Counsel. The agreement was originally for a term of one year commencing on April 18, 2002 with a provision for automatic one year renewal terms, and provides for Mr. Montgomery to receive base annual compensation of not less than $85,000. Mr. Montgomery is also to participate in our annual incentive compensation plan and such other compensation plans as we may from time to time have for our executives. In the event of Mr. Montgomery’s termination for reasons other than an event of default or permanent mental or physical disability, Mr. Montgomery will receive a severance payment equal to six months salary. The agreement includes the obligations of Mr. Montgomery to maintain the confidentiality of our confidential information and hold certain inventions for our company in his fiduciary capacity, and contains a covenant not to solicit our distributors for a period of 24 months after the date of termination of this agreement.
     In May 2002, we entered into an Employment Agreement with Steven G. Hastings under which he was employed as Vice-President of U.S. and International Marketing. The agreement was originally for a term of one year commencing on May 6, 2002 with a provision for automatic one year renewal terms, and provides for Mr. Hastings to receive base annual compensation of not less than $103,500. Mr. Hastings is also to participate in our annual incentive compensation plan and such other compensation plans as we may from time to time have for our executives. In the event of Mr. Hastings’ termination for reasons other than an event of default or permanent mental or physical disability, Mr. Hastings will receive a severance payment equal to six months salary. The agreement includes the obligations of Mr. Hastings to maintain the confidentiality of our confidential information and hold certain inventions for our company in his fiduciary capacity, and contains a covenant not to solicit our distributors for a period of 24 months after the date of termination of this agreement.
     In March 1997, we entered into Split-Dollar Agreements with each of Messrs. Robert L. Montgomery, R. Scott Montgomery, Carl W. Hastings, Steven G. Hastings and Steven D. Albright. In August 2002, we entered into a Split-Dollar Agreement with Mr. Ryan A. Montgomery. Under these agreements, we pay the premiums on life insurance policies covering each above-named officer’s life. Upon the death of any of Messrs. Robert L. Montgomery, R. Scott Montgomery, Ryan A. Montgomery, Carl W. Hastings, Steven G. Hastings or Steven D. Albright, we are entitled to receive the greater of (1) one-third of the insurance proceeds, (2) the cash surrender value of the policy or (3) the total premiums paid under the policy, with the insured’s beneficiary receiving the balance of the insurance proceeds. On termination of the agreement prior to the death of the insured, he shall have the right to purchase the policy for the greater of (a) the cash surrender value of the policy or (b) the total premiums paid under the policy.
     In March 1997, we entered into a Salary Continuation Plan Agreement with each of Messrs. R. Scott Montgomery, Steven G. Hastings and Steven D. Albright. The agreement provides for continuation of each officer’s salary for a period of 10 years upon termination of employment, retirement or death, after he has reached the age of 55 and has been employed by us for 15 years. Salary continuation payments are also made in the event the officer is terminated prior to reaching these thresholds for reasons other than cause as defined in the agreement.

Compensation of Directors
     Members of our board of directors who are not our employees receive a monthly fee of $2,500 and $1,500 per attendance at meetings of our board of directors or any committees of the board of directors. On January 5, 2005, we issued to each of our non-employee members of our board of directors non-qualified stock options to purchase our common stock at an exercise price of $7.92 per share, the closing price on January 5, 2005. Under these options, Mr. McCain was granted the right to purchase up to 50,000 shares of our common stock and Messrs. Henry, Akin and St. John were each granted the right to purchase up to 10,000 shares of our common stock.
Compensation Committee Interlocks and Inside Participation
     None of the members of the compensation committee of our board of directors is an officer or employee of our company. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee.

Item No. 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table provides information concerning the beneficial ownership of our common stock by each director and nominee for director, certain executive officers, and by all of our directors and officers as a group as of January 31, 2006. In addition, the table provides information concerning the beneficial owners known to us to hold more than five percent of our outstanding common stock as of January 31, 2006.
     The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after January 31, 2006. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Percentage of class is based on 15,613,052 shares of common stock outstanding as of January 31, 2006.

	Amount and nature of
Name of beneficial owner(1)	beneficial ownership	Percent of class
Robert L. Montgomery(2)	4,048,186	25.5%
Carl W. Hastings(3)	931,453	6.0%
Stephen M. Merrick(4)	868,969	5.5%
R. Scott Montgomery(5)	125,243	*
Steven D. Albright(6)	88,536	*
Steven G. Hastings(7)	62,965	*
Ryan A. Montgomery(8)	30,171	*
Donald L. McCain(9)	470,545	3.0%
John B. Akin(10)	22,647	*
Robert M. Henry(11)	12,000	*
Denis St. John(12)	12,500	*
All Directors and Executive Officers as a Group (11 persons)(13)	6,673,215	41.2%

*	less than one percent

(1)	Unless otherwise indicated below, the person named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address for each person is c/o Reliv International, Inc., 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63005.

(2)	Includes 288,720 shares subject to options exercisable within 60 days after January 31, 2006 and 1,154,970 shares held through the Montgomery Family Limited Partnership and 470,114 shares held through Montgomery Enterprises, Ltd., for which Mr. Montgomery has sole voting and investment power.

(3)	Includes 20,000 shares subject to options exercisable within 60 days after January 31, 2006.

(4)	Includes 50,000 shares subject to options exercisable within 60 days after January 31, 2006.

(5)	Includes 50,000 shares subject to options exercisable within 60 days after January 31, 2006.

(6)	Includes 54,970 shares subject to options exercisable within 60 days after January 31, 2006.

(7)	Includes 20,743 shares subject to options exercisable within 60 days after January 31, 2006.

(8)	Includes 25,000 shares subject to options exercisable within 60 days after January 31, 2006.

(9)	Includes 50,000 shares subject to options exercisable within 60 days after January 31, 2006.

(10)	Includes 21,321 shares subject to options exercisable within 60 days after January 31, 2006.

(11)	Includes 10,000 shares subject to options exercisable within 60 days after January 31, 2006.

(12)	Includes 10,000 shares subject to options exercisable within 60 days after January 31, 2006.

(13)	Includes 600,754 shares subject to options exercisable within 60 days after January 31, 2006.
Equity Compensation Plan Information
     The following table provides information regarding our equity compensation plans as of December 31, 2005.

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	813,074	$5.57	457,000

Equity compensation plans not approved by security holders (1)	66,719	$9.47	706,856

Total	879,793	$5.87	1,163,856

(1)	In November 1998, we established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase our common stock at the current market value. The plan also states that at the end of each year, we will grant warrants to purchase additional shares of our common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for our common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year.

Item No. 13 — Certain Relationships and Related Transactions
     Stephen M. Merrick is our Senior Vice President and a director. Mr. Merrick previously was a principal of the law firm of Merrick & Associates, P.C. and has served as our General Counsel since our inception. During the year ended December 31, 2005, the aggregate amounts paid or incurred by us to Merrick & Associates, P.C. for services provided to us was $28,000.
     During 2005, we repurchased an aggregate of 535,008 shares of our common stock held by certain of our officers and directors for an aggregate purchase price of $5,082,576. The purchase price for each repurchase transaction was determined using a 7% discount to the closing market price per share on each respective repurchase date in order to approximate the dilutive impact of any corresponding sale on the open market. The terms and conditions of each repurchase transaction were approved by our board of directors, excluding the vote of any interested director.
     The following table provides information regarding the aggregate repurchase transactions between us and each director or executive officer that occurred during 2005.

	Aggregate Number of Shares
Name	Repurchased (#)	Aggregate Purchase Price ($)
Robert L. Montgomery	245,533	2,332,564
Stephen M. Merrick	110,527	1,050,006
Carl W. Hastings	178,948	1,700,006

Total(1)	535,008	5,082,576

(1)	The total aggregate purchase price has been adjusted due to rounding.
     In 2005, we also purchased 489,193 shares of our common stock from Donald Gibbons, Jr., a former officer, and David Kreher, a former officer and director, and his wife for an aggregate purchase price of $4,402,737. In connection with these repurchases from Mr. and Mrs. Kreher, we issued notes in the amount of $4,050,000.
     Our Chief Executive Officer and Chairman of the Board, Robert L. Montgomery, is the father of R. Scott Montgomery and Ryan A. Montgomery. R. Scott Montgomery is our Senior Vice President of Worldwide Operations and as a result of serving in such capacity, we paid him cash compensation of $336,048 for 2005. Ryan A. Montgomery is our Vice President – Sales and as a result of serving in such capacity, we paid him cash compensation of $304,042 for 2005. Ronald McCain is the son of Donald L. McCain, a director of the Company, and Ronald McCain is the son-in-law of our Chief Executive Officer and Chairman of the Board, Robert L. Montgomery. Ronald McCain is manager of our distributor service center and as a result of serving in such capacity, we paid him cash compensation of $208,024 for 2005.
     Our Vice President and director, Dr. Carl W. Hastings, is the father of Steven G. Hastings and Brett M. Hastings. Steven G. Hastings is our Vice President – Sales and as a result of serving in such capacity, we paid him cash compensation of $304,042 for 2005. Brett M. Hastings is our Associate General Counsel and as a result of serving in such capacity, we paid him cash compensation of $163,823 for 2005.

Item No. 14 — Principal Accountant Fees and Services
Fees Billed By Independent Registered Public Accounting Firm
     The following table sets forth the amount of fees billed by Ernst & Young LLP for services rendered for the years ended December 31, 2004 and 2005:

	2005	2004
Audit Services (1)	$548,800	$558,597
Audit Related Services (2)	17,400	15,400
Tax Services (3)	307,700	169,309

Total Fees	$873,900	$743,306

(1)	Includes the annual consolidated financial statement audit, limited quarterly reviews, statutory audits required internationally and the audit of internal controls.

(2)	Represents fees paid for the annual audit of the Company’s 401(k) Plan.

(3)	Primarily represents the preparation of tax returns and other tax compliance and consulting services.
     All audit, tax, and other services to be performed by Ernst & Young LLP for us must be pre-approved by our audit committee. The audit committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the audit committee, our audit committee has delegated approval authority to the chairman of the audit committee, in which case the chairman communicates such pre-approvals to the full committee at its next meeting. During 2005, all services performed by Ernst & Young LLP were pre-approved by the audit committee in accordance with this policy.
     The audit committee of our board of directors reviews all relationships with Ernst & Young LLP, including the provision of non-audit services, which may relate to the independent registered public accounting firm’s independence. The audit committee of our board of directors considered the effect of Ernst & Young LLP’s non-audit services in assessing the independence of the independent registered public accounting firm and concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
PART IV
Item No. 15 — Exhibits and Financial Statement Schedules

(a)	1.	The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

	2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

		Schedule II Valuation and qualifying accounts
All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit
Number	Document
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2	By-Laws (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.4	Certificate of Designation to Create a Class of Series A Preferred Stock for Reliv’ International, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Registrant for quarter ended March 31, 2003).

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	Amended Exclusive License Agreement with Theodore P. Kalogris dated December 1, 1991 (incorporated by reference to Exhibit 10.1 to the Form 10-K of the Registrant for the year ended December 31, 1992).

10.2*	Montgomery Employment Agreement dated June 1, 1997 (incorporated by reference to Exhibit 10.6 to the Form 10-K of the Registrant for year ended December 31, 1997).

10.3*	Hastings Service Agreement dated June 1, 2002 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for quarter ended June 30, 2002).

10.4	Agreement with Traco Labs, Inc. dated November 6, 1996 (incorporated by reference to Exhibit 10.14 to the Form 10-K of the Registrant for year ended December 31, 1996).

10.5	Letter Agreement with Southwest Bank of St. Louis dated June 7, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended June 30, 2005).

10.6	Promissory Note with Southwest Bank of St. Louis dated June 7, 2005 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant for the quarter ended June 30, 2005).

10.7*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.8*	Stock Purchase Agreement dated October 1, 1998 among Reliv’ World Corporation, Reliv’ Europe, Inc. and Global Nutrition, Inc. regarding purchase of Reliv’ UK, Ltd. (incorporated by reference to Exhibit 10.20 to the Form 10-K of the Registrant for year ended December 31, 1998).

10.9*	1999 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed April 7, 2000).

10.10*	2001 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 14, 2001).

10.11	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

Exhibit
Number	Document
10.12*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.13*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.14*	Stock Redemption Agreement with David G. Kreher and Pamela S. Kreher dated March 14, 2005 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.15*	Kreher Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.19 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.16*	R. Scott Montgomery Employment Agreement dated April 3, 2002 (filed herewith).

10.17*	Ryan A. Montgomery Employment Agreement dated April 18, 2002 (filed herewith).

10.18*	Steven G. Hastings Employment Agreement dated May 6, 2002 (filed herewith).

10.19*	Split-Dollar Agreement with Robert L. Montgomery dated March 1, 1997 (filed herewith).

10.20*	Split-Dollar Agreement with R. Scott Montgomery dated March 1, 1997 (filed herewith).

10.21*	Split-Dollar Agreement with Ryan A. Montgomery dated August 1, 2002 (filed herewith).

10.22*	Split-Dollar Agreement with Carl W. Hastings dated March 1, 1997 (filed herewith).

10.23*	Split-Dollar Agreement with Steven G. Hastings dated March 1, 1997 (filed herewith).

10.24*	Split-Dollar Agreement with Steven D. Albright dated March 1, 1997 (filed herewith).

10.25*	Salary Continuation Plan Agreement with R. Scott Montgomery dated March 1, 1997 (filed herewith).

10.26*	Salary Continuation Plan Agreement with Steven D. Albright dated March 1, 1997 (filed herewith).

10.27*	Salary Continuation Plan Agreement with Steven G. Hastings dated March 1, 1997 (filed herewith).

11	Statement re: computation of per share earnings (incorporated by reference to Note 7 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.

(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 16, 2006

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 16, 2006

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 16, 2006

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice President, Director

Date: March 16, 2006

By:	/s/ Donald L. McCain
Donald L. McCain, Director

Date: March 16, 2006

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 16, 2006

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 16, 2006

By:	/s/ Denis St. John
Denis St. John, Director

Date: March 16, 2006

Exhibit Index

Exhibit
Number	Document
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2	By-Laws (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.4	Certificate of Designation to Create a Class of Series A Preferred Stock for Reliv’ International, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Registrant for quarter ended March 31, 2003).

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	Amended Exclusive License Agreement with Theodore P. Kalogris dated December 1, 1991 (incorporated by reference to Exhibit 10.1 to the Form 10-K of the Registrant for the year ended December 31, 1992).

10.2*	Montgomery Employment Agreement dated June 1, 1997 (incorporated by reference to Exhibit 10.6 to the Form 10-K of the Registrant for year ended December 31, 1997).

10.3*	Hastings Service Agreement dated June 1, 2002 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for quarter ended June 30, 2002).

10.4	Agreement with Traco Labs, Inc. dated November 6, 1996 (incorporated by reference to Exhibit 10.14 to the Form 10-K of the Registrant for year ended December 31, 1996).

10.5	Letter Agreement with Southwest Bank of St. Louis dated June 7, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended June 30, 2005).

10.6	Promissory Note with Southwest Bank of St. Louis dated June 7, 2005 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant for the quarter ended June 30, 2005).

10.7*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.8*	Stock Purchase Agreement dated October 1, 1998 among Reliv’ World Corporation, Reliv’ Europe, Inc. and Global Nutrition, Inc. regarding purchase of Reliv’ UK, Ltd. (incorporated by reference to Exhibit 10.20 to the Form 10-K of the Registrant for year ended December 31, 1998).

10.9*	1999 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed April 7, 2000).

10.10*	2001 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 14, 2001).

10.11	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

Exhibit
Number	Document
10.12*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.13*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.14*	Stock Redemption Agreement with David G. Kreher and Pamela S. Kreher dated March 14, 2005 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.15*	Kreher Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.19 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.16*	R. Scott Montgomery Employment Agreement dated April 3, 2002 (filed herewith).

10.17*	Ryan A. Montgomery Employment Agreement dated April 18, 2002 (filed herewith).

10.18*	Steven G. Hastings Employment Agreement dated May 6, 2002 (filed herewith).

10.19*	Split-Dollar Agreement with Robert L. Montgomery dated March 1, 1997 (filed herewith).

10.20*	Split-Dollar Agreement with R. Scott Montgomery dated March 1, 1997 (filed herewith).

10.21*	Split-Dollar Agreement with Ryan A. Montgomery dated August 1, 2002 (filed herewith).

10.22*	Split-Dollar Agreement with Carl W. Hastings dated March 1, 1997 (filed herewith).

10.23*	Split-Dollar Agreement with Steven G. Hastings dated March 1, 1997 (filed herewith).

10.24*	Split-Dollar Agreement with Steven D. Albright dated March 1, 1997 (filed herewith).

10.25*	Salary Continuation Agreement with R. Scott Montgomery dated March 1, 1997 (filed herewith).

10.26*	Salary Continuation Agreement with Steven D. Albright dated March 1, 1997 (filed herewith).

10.27*	Salary Continuation Agreement with Steven G. Hastings dated March 1, 1997 (filed herewith).

11	Statement re: computation of per share earnings (incorporated by reference to Note 7 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

Reliv’ International, Inc.
and Subsidiaries
Consolidated Financial Statements
Years ended December 31, 2005, 2004, and 2003

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Reliv’ International, Inc.
We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their income and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reliv’ International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Reliv’ International, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9a, that Reliv’ International, Inc. and Subsidiaries (Reliv’ International, Inc.) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliv’ International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Reliv’ International, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Reliv’ International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Reliv’ International, Inc. and Subsidiaries, and our report dated March 10, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
March 10, 2006

Reliv’ International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$5,653,594	$10,151,503
Accounts and notes receivable; less allowance of $39,700 in 2005 and $11,500 in 2004	775,623	872,592
Accounts due from employees and distributors	152,760	70,620
Inventories:
Finished goods	3,569,449	3,528,135
Raw materials	1,441,107	1,877,210
Sales aids and promotional materials	573,900	491,437

Total inventories	5,584,456	5,896,782

Refundable income taxes	—	1,288,260
Prepaid expenses and other current assets	1,240,138	1,052,428
Deferred income taxes	452,430	286,430

Total current assets	13,859,001	19,618,615

Other assets	1,626,330	1,196,780
Accounts due from employees and distributors	355,651	213,123

Property, plant, and equipment	19,055,766	18,594,197
Less accumulated depreciation	8,915,325	8,626,048

	10,140,441	9,968,149

Total assets	$25,981,423	$30,996,667

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	December 31
	2005	2004

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,158,770	$7,826,073
Income taxes payable	820,246	—
Current maturities of long-term debt	916,244	325,895

Total current liabilities	9,895,260	8,151,968

Noncurrent liabilities:
Long-term debt, less current maturities	2,211,065	3,357,691
Noncurrent deferred income taxes	89,000	289,000
Other noncurrent liabilities	1,221,270	1,007,255

Total noncurrent liabilities	3,521,335	4,653,946

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2005 and 2004	—	—
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 15,613,644 shares issued and 15,563,562 shares outstanding in 2005; 16,323,668 shares issued and 16,320,931 shares outstanding in 2004	15,614	16,324
Additional paid-in capital	22,972,463	22,661,179
Accumulated deficit	(9,252,413)	(3,719,711)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(669,346)	(758,331)
Treasury stock	(501,490)	(8,708)

Total stockholders’ equity	12,564,828	18,190,753

Total liabilities and stockholders’ equity	$25,981,423	$30,996,667

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2005	2004	2003

Sales at suggested retail	$163,968,979	$139,442,752	$110,569,576
Less distributor allowances on product purchases	50,403,815	42,460,319	33,609,853

Net sales	113,565,164	96,982,433	76,959,723

Costs and expenses:
Cost of products sold	19,264,347	16,662,935	13,228,050
Distributor royalties and commissions	45,479,062	38,622,537	29,916,744
Selling, general, and administrative	36,348,526	32,710,657	26,438,447

Income from operations	12,473,229	8,986,304	7,376,482

Other income (expense):
Interest expense	(313,329)	(243,118)	(234,956)
Other income	339,516	264,503	157,914

Income before income taxes	12,499,416	9,007,689	7,299,440
Provision for income taxes	4,978,000	3,621,000	2,902,000

Net income	7,521,416	5,386,689	4,397,440

Preferred dividends accrued and paid	—	12,292	56,762

Net income available to common shareholders	$7,521,416	$5,374,397	$4,340,678

Earnings per common share — Basic	$0.47	$0.34	$0.29

Weighted average shares	15,885,000	15,662,000	14,969,000

Earnings per common share — Diluted	$0.46	$0.31	$0.26

Weighted average shares	16,388,000	17,137,000	16,706,000

See accompanying notes.

Reliv International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

						Notes		Accumulated
					Additional	Receivable-		Other
	Preferred Stock		Common Stock		Paid-In	Officers and	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Directors	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2002	—	$—	12,006,761	$12,007	$17,863,505	$(2,449)	$(8,960,782)	$(775,383)	84,829	$(339,252)	$7,797,646
Net income	—	—	—	—	—	—	4,397,440	—	—	—	4,397,440
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	60,856	—	—	60,856

Total comprehensive income											4,458,296

Proceeds from sales of preferred stock	150,000	1,500,000	—	—	—	—	—	—	—	—	1,500,000
Redemption of preferred stock	(52,500)	(525,000)	—	—	—	—	—	—	—	—	(525,000)
Preferred stock dividends paid	—	—	—	—	—	—	(56,762)	—	—	—	(56,762)
Repayment of loans by officers/directors	—	—	—	—	—	2,449	—	—	—	—	2,449
Warrants granted under DSPP	—	—	—	—	90,068	—	—	—	—	—	90,068
Common stock purchased for treasury	—	—	—	—	—	—	—	—	244,059	(1,199,913)	(1,199,913)
Retirement of treasury stock	—	—	(306,698)	(307)	(424,436)	—	(1,059,674)	—	(306,698)	1,484,417	—
Proceeds from sale of treasury stock	—	—	—	—	96,200	—	—	—	(20,000)	46,040	142,240
Options and warrants exercised	—	—	448,906	449	523,418	—	(196,096)	—	—	—	327,771
Tax benefit from exercise of options	—	—	—	—	535,583	—	—	—	—	—	535,583
Stock split declared September 4, 2003	—	—	2,994,992	2,995	—	—	(2,995)	—	547	—	—

Balance at December 31, 2003	97,500	975,000	15,143,961	15,144	18,684,338	—	(5,878,869)	(714,527)	2,737	(8,708)	13,072,378

Net income	—	—	—	—		—	5,386,689	—	—	—	5,386,689
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(43,804)	—	—	(43,804)

Total comprehensive income											5,342,885

Common stock dividends paid, $0.065 per share	—	—	—	—	—	—	(1,030,040)	—	—	—	(1,030,040)
Redemption of preferred stock	(97,500)	(975,000)	—	—	—	—	—	—	—	—	(975,000)
Preferred stock dividends paid	—	—	—	—	—	—	(12,292)	—	—	—	(12,292)
Warrants granted under DSPP/compensation shares	—	—	8,000	8	129,279	—	—	—	—	—	129,287
Common stock purchased for treasury	—	—	—	—	—	—	—	—	191,564	(1,293,980)	(1,293,980)
Retirement of treasury stock	—	—	(191,564)	(191)	(228,019)	—	(1,065,770)	—	(191,564)	1,293,980	—
Proceeds from sale of common stock	—	—	8,934	9	48,592	—	—	—	—	—	48,601
Options and warrants exercised	—	—	1,354,337	1,354	1,409,830	—	(1,119,429)	—	—	—	291,755
Tax benefit from exercise of options and warrants	—	—	—	—	2,617,159	—	—	—	—	—	2,617,159

Balance at December 31, 2004	—	—	16,323,668	16,324	22,661,179	—	(3,719,711)	(758,331)	2,737	(8,708)	18,190,753

Net income	—	—	—	—	—	—	7,521,416	—	—	—	7,521,416
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	88,985	—	—	88,985

Total comprehensive income											7,610,401

Common stock dividends paid, $0.075 per share	—	—	—	—	—	—	(1,188,288)	—	—	—	(1,188,288)
Warrants granted under DSPP	—	—	—	—	66,674	—	—	—	—	—	66,674
Common stock purchased for treasury	—	—	—	—	—	—	—	—	1,460,155	(13,790,375)	(13,790,375)
Retirement of treasury stock	—	—	(1,410,698)	(1,411)	(1,746,357)	—	(11,539,012)	—	(1,410,698)	13,286,780	—
Proceeds from sale of treasury stock	—	—	—	—	22,547	—	—	—	(2,112)	10,813	33,360
Options and warrants exercised	—	—	700,674	701	598,420	—	(326,818)	—	—	—	272,303
Tax benefit from exercise of options and warrants	—	—	—	—	1,370,000	—	—	—	—	—	1,370,000

Balance at December 31, 2005	—	$—	15,613,644	$15,614	$22,972,463	$—	$(9,252,413)	$(669,346)	50,082	$(501,490)	$12,564,828

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2005	2004	2003

Operating activities
Net income	$7,521,416	$5,386,689	$4,397,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,417,166	1,209,577	935,292
Stock-based third-party compensation	66,674	129,287	90,068
Tax benefit from exercise of options	1,370,000	2,617,159	535,583
Deferred income taxes	(366,000)	220,332	(132,189)
Foreign currency transaction loss/(gain)	268,436	(99,628)	(63,273)
Increase in accounts and notes receivable	(108,587)	(275,604)	(46,951)
(Increase) decrease in inventories	327,447	(1,210,461)	(1,188,179)
(Increase) decrease in refundable income taxes	1,288,260	(1,288,260)	7,942
Increase in prepaid expenses and other current assets	(173,057)	(320,920)	(94,995)
Increase in other assets	(465,991)	(403,690)	(350,164)
Increase in accounts payable and accrued expenses	538,723	1,549,544	1,384,499
Increase (decrease) in income taxes payable	819,344	(146,683)	(116,109)

Net cash provided by operating activities	12,503,831	7,367,342	5,358,964

Investing activities
Proceeds from sale of property, plant, and equipment	148,506	119,609	79,414
Purchase of property, plant, and equipment	(1,710,523)	(1,870,632)	(983,269)

Net cash used in investing activities	(1,562,017)	(1,751,023)	(903,855)

Financing activities
Proceeds from long-term borrowings and line of credit	—	—	218,343
Principal payments on long-term borrowings and line of credit	(3,655,514)	(433,116)	(513,330)
Principal payments under capital lease obligations	—	(5,750)	(67,155)
Proceeds from issuance of common stock	—	48,601	—
Proceeds from issuance of preferred stock	—	—	1,500,000
Redemption of preferred stock	—	(975,000)	(525,000)
Preferred stock dividends paid	—	(12,292)	(56,762)
Common stock dividends paid	(1,188,288)	(1,030,040)	—
Proceeds from options and warrants exercised	273,520	291,754	327,771
Repayment of loans by officers and directors	—	—	50,699
Purchase of stock for treasury	(10,690,375)	(1,293,980)	(1,199,913)
Proceeds from sale of treasury stock	33,360	—	142,240

Net cash used in financing activities	(15,227,297)	(3,409,823)	(123,107)
Effect of exchange rate changes on cash and cash equivalents	(212,426)	42,499	206,022

Increase (decrease) in cash and cash equivalents	(4,497,909)	2,248,995	4,538,024
Cash and cash equivalents at beginning of year	10,151,503	7,902,508	3,364,484

Cash and cash equivalents at end of year	$5,653,594	$10,151,503	$7,902,508

Reliv’ International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2005	2004	2003

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$300,329	$267,926	$247,385

Income taxes, net of refunds	$1,838,000	$2,144,000	$2,582,000

Non-cash investing and financing transactions:
Capital lease obligations entered into	$—	$—	$64,150

Issuance of promissory notes for purchase of stock for treasury	$4,050,000	$—	$—

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
1. Nature of Business and Significant Accounting Policies
Nature of Business
Reliv’ International, Inc. (the Company) produces a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management, and sports nutrition. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Canada, New Zealand, Mexico, the United Kingdom/Ireland, Germany, the Philippines, Malaysia, and Singapore.
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
Foreign Currency Translation
All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive loss. The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The transaction losses/(gains) were $268,436, ($99,628), and ($63,273) for 2005, 2004, and 2003, respectively.
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
Stock-Based Compensation
The Company has a stock option plan for employees and eligible directors allowing for incentive and non-qualified stock options, which are described more fully in Note 6. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allows the Company to continue to account for stock option plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under our current or prior plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Nature of Business and Significant Accounting Policies (continued)
Stock-Based Compensation (continued)
Pursuant to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method:

	Year ended December 31
	2005	2004	2003

Basic:
Net income available to common shareholders, as reported	$7,521,416	$5,374,397	$4,340,678
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	1,645,036	52,125	194,507

Pro forma net income available to common shareholders	$5,876,380	$5,322,272	$4,146,171

Diluted:
Net income available to common shareholders, as reported	$7,521,416	$5,386,689	$4,397,440
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	1,645,036	52,125	194,507

Pro forma net income available to common shareholders	$5,876,380	$5,334,564	$4,202,933

Earnings per share:
Basic—as reported	$0.47	$0.34	$0.29

Basic—pro forma	$0.37	$0.34	$0.28

Diluted—as reported	$0.46	$0.31	$0.26

Diluted—pro forma	$0.36	$0.31	$0.25

The Company accounts for options granted to non-employees and warrants granted to distributors under the fair value approach required by EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Nature of Business and Significant Accounting Policies (continued)
Stock-Based Compensation (continued)
The compensation expense associated with the fair value of the options calculated for the years ended December 31, 2005, 2004 and 2003, is not necessarily representative of the potential effects on reported net income in future years. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.
Advertising
Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $52,000, $64,000, and $35,000 of advertising expense in 2005, 2004, and 2003, respectively.
Research and Development Expenses
Research and development expenses which are charged to selling, general, and administrative expenses as incurred were $558,000, $525,000, and $493,000 in 2005, 2004, and 2003, respectively.
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
The effective date of SFAS No. 123 (R) for the company is the first annual reporting period beginning after June 15, 2005. SFAS No. 123 (R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123 (R) for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123 (R).

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Nature of Business and Significant Accounting Policies (continued)
New Accounting Pronouncements (continued)
The Company adopted SFAS No. 123 (R) beginning on January 1, 2006 using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123 (R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $1,645,000 in 2005, $52,000 in 2004, and $195,000 in 2003. The impact of applying SFAS No. 123 to previous stock option grants is further summarized above. The Company expects the recognition of compensation expense for stock options previously issued, unvested and outstanding at December 31, 2005 to reduce fiscal year 2006 net earnings by approximately $63,000.
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
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 apply prospectively and are effective for inventory costs incurred after January 1, 2006. While the Company believes that SFAS No. 151 will not have a material effect on its consolidated financial position and results of operations, the impact of adopting these new rules is dependent on events that could occur in future periods, and cannot be determined until the event occurs in future periods.
Income Taxes
On December 21, 2004, the FASB issued two FSP’s regarding the accounting implications of the American Jobs Creation Act of 2004. FSP No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004” is effective for fiscal year 2005 and is described in Note 11. FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Provision within the American Jobs Creation Act of 2004” became effective in fiscal year 2004 and is also described in Note 11.
Reclassifications
Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
2. Property, Plant, and Equipment
Property, plant, and equipment at December 31, 2005 and 2004, consist of the following:

	2005	2004

Land	$829,222	$829,222
Building	9,553,311	9,027,577
Machinery and equipment	4,736,274	4,926,048
Office equipment	1,400,544	1,092,285
Computer equipment and software	2,536,415	2,719,065

	19,055,766	18,594,197
Less accumulated depreciation and amortization	8,915,325	8,626,048

	$10,140,441	$9,968,149

3. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2005 and 2004, consist of the following:

	2005	2004

Trade payables	$3,165,871	$3,155,071
Distributors’ commissions	3,578,405	3,561,110
Sales taxes	518,870	493,571
Interest expense	31,000	18,000
Payroll and payroll taxes	864,624	598,321

	$8,158,770	$7,826,073

4. Short-Term Borrowings
In June 2005, the Company entered into a new $15 million revolving line of credit facility with the Company’s primary lender. This new facility replaced the Company’s previous operating line of credit that had a maximum borrowing limit of $1 million. The new facility expires in April 2007, and any advances accrue interest at a variable interest rate based on LIBOR. The new facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the borrowings under the facility shall not exceed EBITDA by a ratio of 3.5:1. A commitment fee in an amount equal to 0.25% per year is payable quarterly on the average daily-unused portion of the revolver. At December 31, 2005, the Company had not utilized any of the new revolving line of credit facility and was in compliance with the minimum stockholders’ equity covenant.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5. Long-Term Debt
Long-term debt at December 31, 2005 and 2004, consists of the following:

	2005	2004

Term loan payable in monthly installments of $24,955, (plus interest at prime); secured by land and building (net book value of $5,701,000 at December 31, 2004); balance due paid June 2005	$—	$3,627,413

Promissory note payable to a former officer/director payable in annual installments, interest payable quarterly at 4% per annum (see Note 15)	3,100,000	—

Notes payable — primarily vehicle loans	27,309	56,173

	3,127,309	3,683,586
Less current maturities	916,244	325,895

	$2,211,065	$3,357,691

Principal maturities of long-term debt at December 31, 2005 are as follows:

2006	$916,244
2007	911,065
2008	1,300,000

$3,127,309

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
Stock Options
The Company sponsors a stock option plan (the “2003 Plan”) allowing for incentive stock options and non-qualified stock options to be granted to employees and eligible directors. The plan has been approved by the stockholders of the Company. The 2003 Plan provides that 1,000,000 shares may be issued under the plan at an option price not less than the fair market value of the stock at the time the option is granted. The 2003 Plan expires on March 20, 2013. The options vest pursuant to the schedule set forth for the plan. In 2005, the Company issued grants of 543,000 shares under the 2003 Plan. The 2005 option grants were fully vested in the year of grant. As of December 31, 2005, 457,000 shares remain available for grant under the 2003 Plan.
The Company grants stock options for a fixed number of shares to directors and employees with an exercise price equal to the fair value of the shares at the time of the grant. Accordingly, the Company has not recognized compensation expense for its stock option grants.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Stockholders’ Equity (continued)
Stock Options (continued)
For the purposes of the pro forma disclosures in Note 1, the estimated fair value of the options is recognized as compensation expense over the options’ vesting period. The fair value of the options granted in 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.02% to 4.31%; dividend yield ranging from 0.55% to 0.80%; volatility factor of the expected price of the Company’s stock ranging from 0.448 to 0.516; and a weighted average expected life of 7.0 years. The weighted average fair value of options granted during 2005 was $4.19 per share.
There were no options granted during the years ended December 31, 2004, 2003, and 2002. As of December 31, 2005, there exist unexercised stock options from grants made in 2001 under a prior stock option plan. The fair value of options granted in 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 4.78%; dividend yield of zero; volatility factor of the expected price of the Company’s stock of 0.729; and a weighted average expected life of 4.51 years. The weighted average fair value of options granted during 2001 was $0.42 per share.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding beginning of the year	985,114	$0.73	2,413,433	$0.91	2,897,171	$0.94
Granted	543,000	7.97	—		—
Exercised	(710,286)	0.72	(1,428,319)	1.04	(483,738)	1.08
Forfeited	(4,754)	0.71	—		—

Outstanding at end of year	813,074	$5.57	985,114	$0.73	2,413,433	$0.91

Exercisable at end of year	684,354		727,676		2,034,671

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Stockholders’ Equity (continued)
Stock Options (continued)

	As of December 31, 2005
	Options Outstanding			Options Exercisable
			Weighted		Weighted
			Avg.		Avg.
Range of	Number	Weighted Avg.	Exercise	Number	Exercise
Exercise Prices	Outstanding	Remaining Life	Price	Exercisable	Price
$0.71 — $0.78	270,074	0.53	$0.74	141,354	$0.71
$7.92 — $8.68	543,000	9.05	$7.97	543,000	$7.97
$0.71 — $8.68	813,074	6.22	$5.57	684,354	$6.47

Of the options exercised in 2005, 523,344 shares were paid with 44,960 mature shares of Company stock, owned six months or greater. In 2004, options for 1,183,438 shares were paid with 157,656 mature shares. In 2003, options for 202,248 shares were paid with 42,332 mature shares. These shares tendered as payment were valued at the fair market price on the date of exercise.
Distributor Stock Purchase Plan
In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company’s common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company’s common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company’s common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999, and a total of 25,303, 22,959 and 27,279 warrants were issued during the years ended December 31, 2005, 2004, and 2003, respectively. The warrants are fully vested upon grant. The weighted average fair values of warrants granted during 2005, 2004, and 2003 were $4.04, $2.94 and $2.33 per share, respectively.
The Company records expense under the fair value method of SFAS No. 123 for warrants granted to distributors. The adoption of SFAS No. 123(R) is not expected to significantly impact the accounting treatment of warrants granted under the plan. Total expense recorded for these warrants was $66,674, $77,367, and $90,068 in 2005, 2004, and 2003, respectively. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2005	2004	2003

Expected warrant life (years)	2.5	2.5	2.5
Risk-free weighted average interest rate	4.37%	3.08%	1.84%
Stock price volatility	0.448	0.516	0.743
Dividend yield	0.6%	0.8%	0.0%

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Stockholders’ Equity (continued)
Distributor Stock Purchase Plan (continued)
A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding beginning of the year	76,852	$5.70	137,957	$2.51	162,679	$1.56
Granted	25,303	13.18	22,959	8.94	27,279	5.12
Exercised	(35,347)	3.94	(83,675)	1.35	(52,001)	0.92
Forfeited	(89)	3.73	(389)	0.84	—

Outstanding at end of year	66,719	$9.47	76,852	$5.70	137,957	$2.51

Exercisable at end of year	66,719		76,852		113,899

	As of December 31, 2005
	Warrants Outstanding			Warrants Exercisable
			Weighted		Weighted
			Avg.		Avg.
Range of	Number	Weighted Avg.	Exercise	Number	Exercise
Exercise Prices	Outstanding	Remaining Life	Price	Exercisable	Price
$5.12	18,829	1.00	$5.12	18,829	$5.12
$8.94	22,587	2.00	8.94	22,587	8.94
$13.18	25,303	3.00	13.18	25,303	13.18

$5.12 - $13.18	66,719	2.10	$9.47	66,719	$9.47

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
The preferred stockholders were entitled to receive dividends at an annual rate of 6% of the shares’ purchase price. These dividends accrued on a daily basis and were payable quarterly when declared by the Company’s Board of Directors. All dividends on shares of Preferred Stock were cumulative.
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
7. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2005	2004	2003

Numerator:
Numerator for basic and diluted earnings per share — net income available to common shareholders	$7,521,416	$5,374,397	$4,340,678
Effect of convertible preferred stock:
Dividends on preferred stock	—	12,292	56,762

Numerator for diluted earnings per share	$7,521,416	$5,386,689	$4,397,440
Denominator:
Denominator for basic earnings per share — weighted average shares	15,885,000	15,662,000	14,969,000
Effect of convertible preferred stock and dilutive securities:
Convertible preferred stock	—	52,000	237,000
Employee stock options and warrants	503,000	1,423,000	1,500,000

Denominator for diluted earnings per share — adjusted weighted average shares	16,388,000	17,137,000	16,706,000

Basic earnings per share	$0.47	$0.34	$0.29

Diluted earnings per share	$0.46	$0.31	$0.26

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
8. Leases
The Company leases certain manufacturing, storage, office facilities, equipment, and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2005:

2006	$65,785
2007	64,679
2008	28,388
2009	19,416
2010	8,090

$186,358

Rent expense for all operating leases was $57,632, $75,529, and $161,792 for the years ended December 31, 2005, 2004, and 2003, respectively.
9. Fair Value of Financial Instruments
The carrying values and fair values of the Company’s financial instruments are approximately as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$5,654,000	$5,654,000	$10,152,000	$10,152,000
Long-term debt, including current maturities	3,127,000	3,077,000	3,684,000	3,686,000
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
The Company uses foreign currency exchange contracts to reduce its exposure to fluctuations in foreign exchange rates. The Company bases these contracts on the amount of cash flows that it expects to be remitted to the United States from its foreign operations and does not use such derivative financial instruments for trading or speculative purposes. The Company accounts for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts as of the balance sheet dates are recorded as other income and expense in the consolidated statements of income.
At December 31, 2005, the Company held forward exchange contracts totaling $978,000 with maturities through December 2006. All such contracts were denominated in Canadian dollars. The aggregate accrued loss on these contracts was $59,000 and $101,000 as of December 31, 2005 and 2004, respectively. The increase (decrease) in the aggregate accrued loss on these contracts was ($42,000), $55,000, and 46,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
11. Income Taxes
The components of income before income taxes are as follows:

	Year ended December 31
	2005	2004	2003

United States	$15,186,474	$9,548,384	$7,731,363
Foreign	(2,687,058)	(540,695)	(431,923)

	$12,499,416	$9,007,689	$7,299,440

The components of the provision for income taxes are as follows:

	Year ended December 31
	2005	2004	2003

Current:
Federal	$4,594,000	$2,963,000	$2,657,000
State	705,000	392,000	351,000
Foreign	45,000	44,000	26,000

Total current	5,344,000	3,399,000	3,034,000

Deferred:
Federal	(327,000)	138,000	(88,000)
State	(39,000)	18,000	(12,000)
Foreign	—	66,000	(32,000)

Total deferred	(366,000)	222,000	(132,000)

	$4,978,000	$3,621,000	$2,902,000

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

	Year ended December 31
	2005	2004	2003

Income taxes at U.S. statutory rate	$4,250,000	$3,063,000	$2,482,000
State income taxes, net of federal benefit	666,000	410,000	339,000
Effect of foreign losses without an income tax benefit	50,000	126,000	58,000
Foreign corporate income taxes	45,000	45,000	—
Executive life insurance expense	33,000	8,000	(8,000)
Meals and entertainment	41,000	40,000	37,000
Extraterritorial income exclusion	(33,000)	(68,000)	—
Qualified production activities income — American Jobs Creation Act	(73,000)	—	—
Other	(1,000)	(3,000)	(6,000)

	$4,978,000	$3,621,000	$2,902,000

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
The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2005 and 2004, are as follows:

	2005	2004

Deferred tax assets:
Product refund reserve	$145,000	$99,000
Inventory obsolescence reserve	60,000	2,000
Vacation accrual	21,000	20,000
Compensation expense for warrants granted	42,000	37,000
Organization costs	70,000	54,000
Deferred compensation	406,000	352,000
Miscellaneous accrued expenses	39,430	25,430
Foreign net operating loss carryforwards	1,813,000	1,328,000
Valuation allowance	(1,764,000)	(1,125,000)

	832,430	792,430

Deferred tax liabilities:
Depreciation	469,000	641,000
Inventories	—	154,000

Net deferred tax assets (liabilities)	$363,430	$(2,570)

The Company has a deferred tax asset of $1,813,000, as of December 31, 2005, and $1,328,000 as of December 31, 2004, relating to foreign net operating loss carryforwards. The Company has recorded a valuation allowance to the extent that it is more likely than not that some portion of this asset will not be realized before it expires beginning in 2006.
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP No. 109-1”). FSP No. 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the Act. For 2005, the application of FSP No. 109-1 provided a tax benefit of approximately $73,000 and reduced the company’s effective tax rate approximately 0.6%.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
11. Income Taxes (continued)
Another provision of the Act provides for a special one-time tax deduction of 85% of certain repatriated foreign earnings. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP No. 109-2”). The Company did not take advantage of this special provision. Through December 31, 2005, the Company has not recorded a provision for income taxes on the earnings of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside the U.S. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $238,000 at December 31, 2005.
12. License Agreement
The Company has a license agreement with the individual who developed several of the Company’s products. This agreement provides the Company with the exclusive worldwide license to manufacture and sell all products created by the licensor and requires monthly royalty payments of 5% of net sales, with a minimum payment of $10,000 and a maximum payment of $22,000. The royalty payments terminated upon the death of the licensor, which occurred in February 2003. However, under the terms of the license agreement, the Company has the right to continue to use the name and likeness of the licensor in connection with marketing the related products for an annual fee of $10,000 for the duration of the agreement. As a result, the amounts of the expense in the years ended December 31, 2005, 2004, and 2003, were $10,000, $10,000, and $54,000, respectively. The license agreement expired in April 2005.
13. Employee Benefit Plans
The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches 75% of the employee’s contribution. Company contributions under the 401(k) plan totaled $384,000, $337,000, and $288,000 in 2005, 2004, and 2003, respectively.
14. Incentive Compensation Plans
In July 2001, the Board of Directors approved an incentive compensation plan effective for fiscal years beginning with 2001. Under the plan, the Company established a bonus pool payable on a semi-annual basis equal to 25% of the net income of the Company. Bonuses are payable on all profits, but only if the net income for each six-month period exceeds $250,000. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company expensed a total of $2,141,500, $1,580,000, and $1,309,500 to the participants of the bonus pool for 2005, 2004, and 2003, respectively.
The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2005, 2004, and 2003, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
15. Related Party Transactions
An officer/director of the Company is a principal in a law firm which provides legal services to the Company. During the years ended December 31, 2005, 2004, and 2003, the Company incurred consulting fees to the officer/director and legal fees to his firm totaling approximately $429,000, $410,000, and $372,000, respectively.
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
In March 2005, the Company entered into a stock redemption agreement with an officer/director and his spouse (collectively “Seller”). Under the stock redemption agreement, the Company issued promissory notes (“Notes”) totaling $4,050,000 to the Seller in exchange for 450,000 shares of the Company’s common stock ($9.00 per share) owned by the Seller. Subsequently, in 2005, the Company made principal payments on the Notes totaling $950,000 resulting in a December 31, 2005 outstanding balance due on the Notes of $3,100,000. Additional principal payments of $900,000 are each due on March 31, 2006 and 2007, respectively, with a final principal payment of $1,300,000 due on January 15, 2008. Interest, at 4% per annum, accrues on the outstanding balance of the Notes and is payable quarterly.
In March 2005 and May 2005, the Company purchased a total of 574,201 shares of the Company’s common stock from three officer/directors and one former officer. The total cost of the purchases was $5,435,313, for a weighted average purchase price of $9.47 per share. The price per share was based on a discount from the market price per share at the time of purchase in order to approximate the dilutive impact of their shares on the open market.
16. Subsequent Event
On February 21, 2006, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to an underwritten public offering of 2,000,000 shares of its common stock. The Company proposes to issue 1,200,000 shares of its common stock and the remaining 800,000 shares are proposed to be offered by selling stockholders. In connection with the offering, some of the selling stockholders expect to grant the underwriters a 30-day option to purchase up to 300,000 additional shares of Company stock to cover over-allotments, if any.
The Company intends to use the net proceeds from the offering for the repayment of debt and for general corporate purposes, including working capital, continued domestic and international growth, and for possible product acquisitions. The Company will not receive any proceeds from the sale of common stock by the selling stockholders.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
17. Segment Information
Description of Products and Services by Segment
The Company operates in one reportable segment, a network marketing segment consisting of seven operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions.
Geographic area data for the years ended December 31, 2005, 2004, and 2003, follows:

	2005	2004	2003

Net sales to external customers
United States	$102,549,244	$83,873,430	$65,832,045
Australia/New Zealand	2,215,465	2,542,695	2,059,928
Canada	1,667,555	1,750,704	1,255,836
Mexico	1,607,473	2,634,394	3,338,071
United Kingdom	846,273	545,534	475,319
Malaysia/Singapore	2,031,045	2,770,664	579,988
Philippines	2,328,178	2,865,012	3,418,536
Germany	319,931	—	—

Total net sales	$113,565,164	$96,982,433	$76,959,723

Assets by area
United States	$20,920,384	$25,315,646	$18,738,771
Australia/New Zealand	670,787	754,089	865,823
Canada	176,760	221,160	252,443
Mexico	1,323,482	1,834,229	2,300,299
United Kingdom	195,399	273,408	247,740
Malaysia/Singapore	1,414,909	1,716,929	1,353,677
Philippines	764,471	881,206	922,163
Germany	515,231	—	—

Total consolidated assets	$25,981,423	$30,996,667	$24,680,916

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
17. Segment Information (continued)
The Company classifies its sales into three categories of products. Net sales by product category data for the years ended December 31, 2005, 2004, and 2003, follow:

	2005	2004	2003

Net sales by product category
Nutritional supplements	$99,254,075	$83,982,424	$66,597,426
Skin care products	1,131,012	1,229,187	1,056,133
Sales aids and other	13,180,077	11,770,822	9,306,164

Total net sales	$113,565,164	$96,982,433	$76,959,723

18. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2005
Net sales	$28,979	$28,546	$28,555	$27,485
Gross profit	$24,036	$23,835	$23,681	$22,749
Net income	$2,063	$1,979	$1,668	$1,811
Preferred dividends	$—	$—	$—	$—
Net income available to common shareholders	$2,063	$1,979	$1,668	$1,811
Earnings per share:
Basic	$0.13	$0.12	$0.11	$0.11
Diluted	$0.12	$0.12	$0.11	$0.11

2004
Net sales	$23,478	$23,891	$24,172	$25,441
Gross profit	$19,624	$19,891	$20,032	$20,772
Net income	$1,642	$1,201	$1,264	$1,280
Preferred dividends	$12	$—	$—	$—
Net income available to common shareholders	$1,629	$1,201	$1,264	$1,280
Earnings per share:
Basic	$0.11	$0.08	$0.08	$0.07
Diluted	$0.10	$0.07	$0.07	$0.07

Reliv’ International, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004, and 2003

Column A	Column B	Column C		Column E		Column F
	Balance at					Balance at
	Beginning of	Charged to Costs		Deductions		End
Classification	Year	and Expenses		Describe		of Year

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$11,500	$73,700		$45,500	(1)	$39,700

Reserve for obsolete inventory	12,000	150,400		4,400	(2)	158,000
Liability accounts:

Reserve for refunds	257,000	1,363,500	(3)	1,238,500	(3)	382,000

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$8,600	$55,300		$52,400	(1)	$11,500

Reserve for obsolete inventory	46,800	(7,200)		27,600	(2)	12,000
Liability accounts:
Reserve for refunds	150,000	879,000	(3)	772,000	(3)	257,000

Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$10,000	$22,000		$23,400	(1)	$8,600

Reserve for obsolete inventory	57,900	18,200		29,300	(2)	46,800
Liability accounts:

Reserve for refunds	88,000	626,000	(3)	564,000	(3)	150,000

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Disposal of obsolete inventory.

(3)	Amounts refunded, net of salable amounts returned are shown as a reduction of net sales.