Form 10-Q
period 2006-03-31
RELIV INTERNATIONAL INC
filed 2006-05-10
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of April 30, 2006 was 16,815,503 (excluding treasury shares).

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	6
Item No. 4	Controls and Procedures	6

PART II - OTHER INFORMATION

Item No. 1A	Risk Factors	7
Item No. 6	Exhibits	7
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to 18 U.S.C. 1350

FORWARD-LOOKING STATEMENTS

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2005 Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item No. 1 - Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

1. Interim Balance Sheet as of March 31, 2006 and Balance Sheet as of December 31, 2005.

2. Interim Statements of Income for the three-month periods ended March 31, 2006 and March 31, 2005.

3. Interim Statements of Cash Flows for the three-month periods ended March 31, 2006 and March 31, 2005.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item No. 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis discusses the financial condition and results of our operations on a consolidated basis, unless otherwise indicated.

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 91.5% of worldwide net sales for the three months ended March 31, 2006 compared to approximately 89.6% for the three months ended March 31, 2005. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2006, consisted of approximately 64,700 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Components of Net Sales and Expense

Net sales are comprised of two components. Product sales represent the actual product purchase price typically paid by our distributors, after giving effect to distributor allowances, which range from 20% to 40% of suggested retail prices. Handling and freight income represents the amounts billed to distributors for shipping costs. We record net sales and the related commission expense when the merchandise is shipped.

Our primary expenses include cost of products sold, distributor royalties and commissions and selling, general and administrative expenses.

Cost of products sold primarily consists of expenses related to raw materials, labor, quality control and overhead directly associated with production of our products and sales materials, as well as shipping costs relating to the shipment of products to distributors, and duties and taxes associated with product exports. Cost of products sold is impacted by the cost of the ingredients used in our products and the cost of shipping the distributors’ orders, along with our efficiency in managing the production of our products.

Distributor royalties and commissions are monthly payments made to Master Affiliates and above, based on products sold by Master Affiliates and above sponsored by such Master Affiliates or higher-level distributors. “Master Affiliates and above” are active distributors that have attained the highest level of discount on purchases of our products and are eligible for royalties from sales volume generated by Master Affiliates and above that they sponsor. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Also, we include other sales leadership bonuses, such as Ambassador bonuses, in this line item. We generally expect total distributor royalties and commissions to approximate 40% of our net sales. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods.

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

In previous years, in addition to the required disclosure of “net sales,” we reported “sales at suggested retail,” representing the gross sales amount reflected on our invoices to distributors before “distributor allowances.” In the current year, we have reclassified the presentation of “net sales” by presenting “products sales” and “handling & freight income.” Handling and freight income represents the amounts billed to distributors for shipping costs. Product sales represent the actual product purchase price typically paid by our distributors, after giving effect to distributor allowances, which range from 20% to 40% of suggested retail prices. Subsequent to this classification, net sales represent sales and handling & freight income.

Results of Operations

      The following table sets forth selected results of our operations expressed as a percentage of net sales for the three months ended March 31, 2006 and 2005. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended March 31,
	2006	2005

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	16.3	17.1
Distributor royalties and commissions	40.5	40.4
Selling, general and administrative	30.3	30.9

Income from operations	12.9	11.6
Interest expense	(0.1)	(0.3)
Interest and other income	0.5	0.2

Income before income taxes	13.3	11.5
Provision for income taxes	5.4	4.4

Net income	7.9%	7.1%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales. Overall net sales increased by 7.7% in the three months ended March 31, 2006 compared to the same period in 2005. During the first quarter of 2006, sales in the United States grew by 9.9%, and our international sales declined by 11.5% over the prior year period. The decline in international sales is primarily due to the continuing impact of price increases and changes made to the distributor qualification requirements made in our Mexican and Philippine markets during the first quarter of 2005.

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006		2005		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$28,530	91.5%	$25,969	89.6%	$2,561	9.9%
Australia/New Zealand	579	1.9	576	2.0	3	0.5
Canada	409	1.3	451	1.6	(42)	(9.4)
Mexico	329	1.0	542	1.9	(213)	(39.2)
United Kingdom/Ireland	273	0.9	167	0.6	106	63.3
Philippines	493	1.5	802	2.8	(309)	(38.5)
Malaysia/Singapore	458	1.5	472	1.6	(14)	(3.1)
Germany	124	0.4	—	—	124	—

Consolidated total	$31,195	100.0%	$28,979	100.0%	$2,216	7.7%

The following table sets forth, as of March 31, 2006 and 2005, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	March 31, 2006		March 31, 2005		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	52,360	12,930	49,040	11,170	6.8%	15.8%
Australia/New Zealand	2,370	180	3,010	220	(21.3)	(18.2)
Canada	1,160	140	1,430	170	(18.9)	(17.6)
Mexico	1,230	200	7,900	470	(84.4)	(57.4)
United Kingdom/Ireland	800	110	470	40	70.2	175.0
Philippines	3,500	270	6,360	500	(45.0)	(46.0)
Malaysia/Singapore	3,100	380	4,850	710	(36.1)	(46.5)
Germany	180	70	—	—	—	—

Consolidated total	64,700	14,280	73,060	13,280	(11.4)%	7.5%

In the United States, a net increase in active distributors and Master Affiliates and above, coupled with high retention continue to be key factors in our sales growth. Distributor retention in the United States remained strong at 62.1% for the first quarter of 2006, compared to a rate of 62.9% for all of 2005. However, in the first quarter of 2006, new distributor enrollments were less than the prior year quarter. In the first quarter of 2006 approximately 5,160 new distributors were enrolled in the United States, as compared to approximately 6,260 in the same period of 2005. The net number of Master Affiliates and above as of March 31, 2006 increased by 15.8% to 12,930, compared to the number of Master Affiliates and above as of March 31, 2005. However, the number of distributors reaching Master Affiliate in the first quarter of 2006 of 2,049 was 5.0% less than the number reaching Master Affiliate during the same period in 2005. Our four core products—Reliv Classic, Reliv NOW, Innergize!, and FibRestore—continue to be the strongest products in our product line. Net sales of each of these products in the United States in the first quarter of 2006 increased at least 9.9% or more compared to the same period of 2005. Also, in mid-February 2006, we introduced new formulations of Reliv NOW and Classic in the United States. We also increased the suggested retail sales price of Reliv Classic from $40 to $45 per can. This increase brought the retail price of Classic equal to the retail price of Reliv NOW.

During the three months ended March 31, 2006, net sales in our international operations declined in aggregate by 11.5% to $2.7 million compared to $3.0 million for the three months ended March 31, 2005. The decrease in international sales occurred primarily in Mexico and the Philippines and is primarily because of a change in our distributor qualification requirements, which resulted in a decrease in our number of distributors in those markets. When net sales are converted using the 2005 exchange rate for both 2005 and 2006, international net sales declined 11.5% for the first quarter of 2006 compared to the first quarter of the prior year, as the U.S. dollar showed mixed results against the other currencies of those countries in which we conducted operations during the first quarter of 2006, compared to the rates as of March 31, 2005.

Net sales increased in the United Kingdom by 63.3% in the first quarter of 2006 compared to the same period in 2005 due to the continuing efforts of our general manager hired in the UK during the first quarter of 2005. Net sales in Australia/New Zealand increased by 0.5% in the first quarter of 2006 compared to the same period in 2005 as we invested more in sales development in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this market. This reverses a trend of sales declines in that market.

Cost of Products Sold. Cost of products sold as a percentage of net sales decreased to 16.3% for the three months ended March 31, 2006 compared to 17.1% for the three months ended March 31, 2005. Operating efficiencies were improved during the first quarter of 2006, along with margin improvements on our new formulation of Reliv Classic, which was introduced in mid-February 2006.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales remained consistent at 40.5% for the three months ended March 31, 2006 compared to 40.4% for the same period in 2005.

Selling, General and Administrative Expenses. For the three months ended March 31, 2006, selling, general and administrative, or SGA, expenses increased by $503,000 compared to the same period in 2005. However, SGA expenses as a percentage of net sales declined to 30.3% in the first quarter of 2006 from 30.9% in the same period of 2005.

Sales and marketing expenses represented approximately $302,000 of the 2006 increase, including increased credit card fees due to the higher sales volume, international sales development expenses, and increased promotional bonuses and promotional trip expenses related to sales volume. General and administrative expenses increased by approximately $192,000, primarily in salaries and bonuses, fringe benefit expenses, and business insurance expense.

Interest Expense. Interest expense decreased to $34,000 for the three months ended March 31, 2006 compared to $85,000 for the same period in 2005. The decrease is the result of a lower outstanding debt level during the three-month period ended March 31, 2006, compared to March 31, 2005. Presently, our only component of debt is the remaining balance of $2.2 million on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer and director and his wife.

Income Taxes. We recorded income tax expense of $1.7 million for the first three months of 2006, an effective rate of 40.7%. In the same period in 2005, we recorded income tax expense of $1.3 million, which represents an effective rate of 38.4%. The increased effective rate is the result of graduated Federal income tax rates, along with increased state income taxes.

Net Income. Our net income improved to $2.5 million ($0.16 per share basic and $0.15 per share diluted) for the three months ended March 31, 2006 compared to $2.1 million ($0.13 per share basic and $0.12 per share diluted) for the same period in 2005. Profitability continued to increase as net sales improved in the United States, coupled with the reduction of the cost of goods sold and SGA expenses as a percentage of net sales, as discussed above.

Financial Condition, Liquidity and Capital Resources

We generated $4.4 million of net cash during the first quarter of 2006 from operating activities, $116,000 was used in investing activities, and we used $890,000 in financing activities. This compares to $6.0 million of net cash provided by operating activities, $280,000 used in investing activities, and $1.4 million used in financing activities in the same period of 2005. Cash and cash equivalents increased by $3.3 million to $9.0 million as of March 31, 2006 compared to December 31, 2005.

Significant changes in working capital items consisted of a decrease in inventories of $415,000, an increase in accounts payable and accrued expenses of $1.3 million, an increase in prepaid and other current assets of $765,000, and an increase in income taxes payable of $889,000 in the first quarter of 2006. The decrease in inventory is a result of better production efficiencies and an effort to improve inventory turnover. The increase in prepaid expenses and other current assets is due to prepayments for future promotional trips and for policy payments for various types of business insurance. The increase in accounts payable and accrued expenses is due to increased production volume and other expenses related to the increase in sales volume, coupled with the increase in distributor commissions payable at March 31, 2006, compared to December 31, 2005. This increase in distributor commissions payable is the result of higher worldwide sales in March 2006, compared to December 2005. The increase in income taxes payable is the result of our increase in net income and the impact of the higher effective tax rate.

The most significant financing activity in the first quarter of 2006 was $0.9 million of principal payments made on long-term borrowings. This payment was made under the terms of a promissory note for the purchase of treasury stock from a former officer and director and his wife that took place in March 2005.

Stockholders’ equity increased to $15.1 million at March 31, 2006 compared with $12.6 million at December 31, 2005. The increase is primarily due to our net income during the first quarter of 2006. Our working capital balance was $5.5 million at March 31, 2006 compared to $4.0 million at December 31, 2005. The current ratio at March 31, 2006 improved to 1.5 compared to 1.4 at December 31, 2005.

On February 21, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to an underwritten public offering of 2,000,000 shares of our common stock. On April 5, 2006, we commenced the public offering at a price of $11.25 per share. The public offering was completed on April 11, 2006 and consisted of 1,200,000 shares of common stock offered and sold by us and 800,000 shares of common stock offered and sold by selling stockholders. The selling stockholders were four of our directors and/or officers. The underwriters had a 30-day option to purchase up to 300,000 additional shares from certain of the selling stockholders to cover over-allotments, if any. This option was exercised for the full 300,000 shares and closed on May 9, 2006. We did not receive any proceeds from the sale of common stock by the selling stockholders.

We intend to use the net proceeds from the offering for the repayment of debt and for general corporate purposes, including working capital, continued domestic and international growth, and for possible product acquisitions. Net proceeds to us from the offering, after reduction for the underwriters’ fee and other estimated offering expenses, are expected to be $12.0 million.

We also have a $15 million secured revolving credit facility with our primary lender that we entered into in June 2005. The facility expires in April 2007, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At March 31, 2006, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

Management believes that our internally generated funds, the proceeds of the offering completed in April 2006, and the borrowing capacity under the revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2006.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 37 and 38 of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

Item No. 3 - Quantitative and Qualitative Disclosures Regarding Market Risk

We are exposed to various market risks, primarily foreign currency risks and interest rate risks.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net change in the fair value of these forward contracts as of March 31, 2006 was a cumulative expense of $36,000. As of March 31, 2006, we had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, the EU Euro, or the British pound.

There have been no other material changes in market risk exposures during the first three months of 2006 that affect the disclosures presented in Item 7A - “Qualitative and Quantitative Disclosures Regarding Market Risk” on pages 38 and 39 of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item No. 1A - Risk Factors

Risk factors associated with our business activities have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item No. 6 - Exhibits

Exhibit Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery

Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 10, 2006

By:	/s/ Steven D. Albright

Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 10, 2006

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	March 31	December 31
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,998,864	$5,653,594
Accounts and notes receivable, less allowances of $40,300 in 2006 and $39,700 in 2005	766,686	775,623
Accounts due from employees and distributors	170,330	152,760
Inventories
Finished goods	3,357,581	3,569,449
Raw materials	1,313,667	1,441,107
Sales aids and promotional materials	516,776	573,900
Total inventories	5,188,024	5,584,456

Prepaid expenses and other current assets	2,009,564	1,240,138
Deferred income taxes	418,430	452,430
Total current assets	17,551,898	13,859,001

Other assets	1,915,902	1,626,330
Accounts due from employees and distributors	300,083	355,651

Property, plant and equipment:
Land	829,222	829,222
Building	9,568,219	9,553,311
Machinery & equipment	4,397,760	4,736,274
Office equipment	1,409,032	1,400,544
Computer equipment & software	2,380,936	2,536,415
	18,585,169	19,055,766
Less: Accumulated depreciation	8,630,656	8,915,325
Net property, plant and equipment	9,954,513	10,140,441

Total assets	$29,722,396	$25,981,423

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	March 31	December 31
	2006	2005
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,706,035	$3,165,871
Distributors commissions payable	4,116,265	3,578,405
Sales taxes payable	558,893	518,870
Interest payable	-	31,000
Payroll and payroll taxes payable	1,051,209	864,624
Total accounts payable and accrued expenses	9,432,402	8,158,770

Income taxes payable	1,709,229	820,246
Current maturities of long-term debt	916,013	916,244
Total current liabilities	12,057,644	9,895,260

Noncurrent liabilities:
Long-term debt, less current maturities	1,306,965	2,211,065
Deferred income taxes	66,000	89,000
Other non-current liabilities	1,235,349	1,221,270
Total noncurrent liabilities	2,608,314	3,521,335

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2006 and 2005	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 15,622,590 shares issued and 15,572,508
shares outstanding as of 3/31/2006; 15,613,644 shares
issued and 15,563,562 shares outstanding as of 12/31/2005	15,623	15,614
Additional paid-in capital	23,016,024	22,972,463
Accumulated deficit	(6,802,144)	(9,252,413)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(671,575)	(669,346)
Treasury stock	(501,490)	(501,490)

Total stockholders' equity	15,056,438	12,564,828

Total liabilities and stockholders' equity	$29,722,396	$25,981,423

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)
	Three months ended March 31
	2006	2005
Product sales	$28,041,335	$26,114,493
Handling & freight income	3,154,017	2,864,603
Net sales	31,195,352	28,979,096

Costs and expenses:
Cost of products sold	5,082,181	4,943,304
Distributor royalties and commissions	12,627,032	11,711,716
Selling, general and administrative	9,466,741	8,963,286
Total costs and expenses	27,175,954	25,618,306

Income from operations	4,019,398	3,360,790

Other income (expense):
Interest income	84,676	70,023
Interest expense	(34,441)	(85,490)
Other income	60,636	3,066

Income before income taxes	4,130,269	3,348,389
Provision for income taxes	1,680,000	1,285,000

Net income	$2,450,269	$2,063,389

Earnings per common share - Basic	$0.16	$0.13
Weighted average shares	15,569,000	16,479,000

Earnings per common share - Diluted	$0.15	$0.12
Weighted average shares	15,981,000	17,162,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)
	Three months ended March 31
	2006	2005

Operating activities:
Net income	$2,450,269	$2,063,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,325	325,333
Stock-based compensation	29,060	16,725
Tax benefit from exercise of options	-	1,185,000
Deferred income taxes	11,000	-
Foreign currency transaction (gain)/loss	(10,304)	51,556
(Increase) decrease in accounts and notes receivable	45,105	(160,575)
(Increase) decrease in inventories	415,004	85,988
(Increase) decrease in refundable income taxes	-	1,263,308
(Increase) decrease in prepaid expenses and other current assets	(764,700)	(869,636)
(Increase) decrease in other assets	(298,705)	(221,910)
Increase (decrease) in accounts payable and accrued expenses	1,285,994	2,264,678
Increase (decrease) in income taxes payable	889,022	6,790

Net cash provided by operating activities	4,367,070	6,010,646

Investing activities:
Proceeds from the sale of property, plant and equipment	5,835	-
Purchase of property, plant and equipment	(121,764)	(279,821)

Net cash used in investing activities	(115,929)	(279,821)

Financing activities:
Principal payments on long-term borrowings	(904,339)	(81,972)
Proceeds from options and warrants exercised	14,510	12,412
Purchase of stock for treasury	-	(1,355,285)

Net cash used in financing activities	(889,829)	(1,424,845)

Effect of exchange rate changes on cash and cash equivalents	(16,042)	(40,147)

Increase in cash and cash equivalents	3,345,270	4,265,833

Cash and cash equivalents at beginning of period	5,653,594	10,151,503

Cash and cash equivalents at end of period	$8,998,864	$14,417,336

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2006

Note 1--	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which primarily include normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006 with the Securities and Exchange Commission.

Note 2--	Reclassifications

In previous years, in addition to the required disclosure of "net sales," the Company reported "sales at suggested retail," representing the gross sales amount reflected on the Company's invoices to distributors before "distributor allowances." In the current year, the Company has reclassified the presentation of "net sales" by presenting "products sales" and "handling & freight income." Handling and freight income represents the amounts billed to distributors for shipping costs. Product sales represent the actual product purchase price typically paid by the Company's distributors, after giving effect to distributor allowances, which range from 20% to 40% of suggested retail prices. Subsequent to this classification, net sales represent sales and handling & freight income.

Note 3--	Basic and Diluted Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31
	2006	2005
Numerator:
Net income	$2,450,269	$2,063,389

Denominator:
Denominator for basic earnings per share--weighted average shares	15,569,000	16,479,000
Dilutive effect of employee stock options and other warrants	412,000	683,000

Denominator for diluted earnings per share--adjusted weighted average shares	15,981,000	17,162,000

Basic earnings per share	$0.16	$0.13
Diluted earnings per share	$0.15	$0.12

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2006

Note 4--	Comprehensive Income

Total comprehensive income was $2,448,041 and $2,079,062 for the three months ended March 31, 2006 and 2005, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 5--	Stock-Based Compensation
Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company's consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow. Adoption of SFAS 123(R) did not have a material impact on the consolidated statements of cash flows for the three months ended March 31, 2006.

The Company sponsors a stock option plan (the "2003 Plan") allowing for incentive stock options and non-qualified stock options to be granted to employees and eligible directors. The 2003 Plan provides that 1,000,000 shares may be issued under the 2003 Plan at an option price not less than the fair market value of the stock at the time the option is granted. The 2003 Plan expires on March 20, 2013. In 2005, the Company issued grants of 543,000 shares under the 2003 Plan. The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant. Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants. As of March 31, 2006, 457,000 shares remain available for grant under the 2003 Plan.

The fair value of the options granted in 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.02% to 4.31%; dividend yield ranging from 0.55% to 0.80%; volatility factor of the expected price of the Company's stock ranging from 0.448 to 0.516; and a weighted average expected life of 7.0 years. The weighted average fair value of options granted during 2005 was $4.19 per share.

There were no options granted during the three months ended March 31, 2006 and for the years ended December 31, 2004, 2003, and 2002. As of March 31, 2006, there exist unexercised stock options from grants made in 2001 under a prior stock option plan. The fair value of options granted in 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 4.78%; dividend yield of zero; volatility factor of the expected price of the Company's stock of 0.729; and a weighted average expected life of 4.51 years. The weighted average fair value of options granted during 2001 was $0.42 per share.

Compensation cost for the stock option plans was approximately $4,000 for the three months ended March 31, 2006 and has been recorded in selling, general, and administrative expense. As of March 31, 2006 there was approximately $59,000 of unrecognized compensation cost related to 128,720 nonvested stock options that the Company estimates to ultimately vest which have a $0.78 per share weighted average exercise price. There has been no change to the number of unvested stock options during the three months ended March 31, 2006.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2006
A summary of the Company's stock option activity and related information for the three months ended March 31, 2006 follows:

	Options	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg. Remaining Life
Outstanding beginning of the year	813,074	$5.57
Granted	--	--
Exercised	(7,732)	0.71
Forfeited	--	--
Outstanding at end of quarter	805,342	$5.61	$5,458,000	6.03

Exercisable at end of quarter	676,622	$6.53	$3,963,000	7.12

	As of March 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.71 - $0.78	262,342	0.29	$0.74	133,622	$0.71
$7.92 - $8.68	543,000	8.80	$7.97	543,000	$7.97
$0.71 - $8.68	805,342			676,622

For the three months ended March 31, 2006, the total intrinsic value, cash received, and actual tax benefit realized for stock options exercised (7,732 shares) was $113,000, $5,000, and $-0-, respectively.

In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS 123(R). Accordingly, no compensation expense related to such stock option awards was recognized in the three-month period ended March 31, 2005 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award's vesting periods using the Black-Scholes model.

Three months ended March 31, 2005

Net income, as reported	$2,063,389

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	854,500

Pro forma net income available to common shareholders	$1,208,889

Earnings per share:
Basic--as reported	$0.13
Basic--pro forma	$0.07

Diluted--as reported	$0.12
Diluted--pro forma	$0.07

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2006

Note 6--	Subsequent Event

On February 21, 2006, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to an underwritten public offering of 2,000,000 shares of its common stock. On April 5, 2006, the Company commenced the public offering at a price of $11.25 per share. The public offering was completed on April 11, 2006 and consisted of 1,200,000 shares of common stock offered and sold by the Company and 800,000 shares of common stock offered and sold by selling stockholders. The selling stockholders were four directors and/or officers of the Company. The underwriters had a 30-day option to purchase up to 300,000 additional shares from certain of the selling stockholders to cover over-allotments, if any. This option was exercised for the full 300,000 shares and closed on May 9, 2006. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.

The Company intends to use the net proceeds from the offering for the repayment of debt and for general corporate purposes, including working capital, continued domestic and international growth, and for possible product acquisitions. Net proceeds to the Company from the offering, after reduction for the underwriters' fees and other estimated offering expenses, are expected to be $12.0 million.

Exhibit Index

Exhibit Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).