Form 10-Q
period 2006-06-30
RELIV INTERNATIONAL INC
filed 2006-08-09
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2006 was 17,048,681 (excluding treasury shares).

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	7
Item No. 4	Controls and Procedures	7

PART II - OTHER INFORMATION

Item No. 1A	Risk Factors	8
Item No. 4	Submission of Matters to a Vote of Security Holders	9
Item No. 6	Exhibits	10

FORWARD-LOOKING STATEMENTS

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as the same may be updated or amended in our quarterly reports on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item No. 1 - Financial Statements

The following consolidated financial statements of Reliv’ International, Inc. are attached to this Form 10-Q:

1.	Interim Balance Sheet as of June 30, 2006 and Balance Sheet as of December 31, 2005.

2.	Interim Statements of Income for the three- and six-month periods ended June 30, 2006 and June 30, 2005.

3.	Interim Statements of Cash Flows for the six-month periods ended June 30, 2006 and June 30, 2005.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 90.8% of worldwide net sales for the six months ended June 30, 2006 compared to approximately 90.5% for the six months ended June 30, 2005. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2006, consisted of approximately 64,450 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

In previous years, in addition to the required disclosure of “net sales,” we reported “sales at suggested retail,” representing the gross sales amount reflected on our invoices to distributors before “distributor allowances.” In the current year, we have reclassified the presentation of “net sales” by presenting “product sales” and “handling & freight income.” Handling and freight income represents the amounts billed to distributors for shipping costs. Product sales represent the actual product purchase price typically paid by our distributors, after giving effect to distributor allowances, which range from 20% to 40% of suggested retail prices. Subsequent to this classification, net sales represent product sales and handling & freight income.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three and six months ended June 30, 2006 and 2005. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	17.0	16.5	16.6	16.8
Distributor royalties and commissions	40.1	39.9	40.3	40.1
Selling, general and administrative	34.0	32.2	32.1	31.6

Income from operations	8.9	11.4	11.0	11.5
Interest expense	(0.0)	(0.4)	(0.1)	(0.4)
Interest and other income	0.8	0.4	0.7	0.4

Income before income taxes	9.7	11.4	11.6	11.5
Provision for income taxes	3.9	4.5	4.7	4.5

Net income	5.8%	6.9%	6.9%	7.0%

Net Sales. Overall net sales decreased by 2.4% in the three months ended June 30, 2006 compared to the same period in 2005. During the second quarter of 2006, sales in the United States decreased by 3.9%, whereas our international sales increased by 13.4% over the prior year period. For the six months ended June 30, 2006, overall net sales increased by 2.6% compared to the first six months of 2005. Net sales in the United States increased by 2.9% and international sales decreased by 0.3% in the first six months of 2006 compared to the prior year period.

      The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended June 30, 2006 and 2005.

	Three months ended June 30,
	2006		2005		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$25,061	90.0%	$26,088	91.4%	$(1,027)	(3.9)%
Australia/New Zealand	576	2.1	505	1.8	71	14.1
Canada	412	1.5	456	1.6	(44)	(9.6)
Mexico	314	1.1	293	1.0	21	7.2
United Kingdom/Ireland	319	1.1	235	0.8	84	35.7
Philippines	514	1.9	479	1.7	35	7.3
Malaysia/Singapore	457	1.6	490	1.7	(33)	(6.7)
Germany	196	0.7	—	—	196	—
Consolidated total	$27,849	100.0%	$28,546	100.0%	$(697)	(2.4)%

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,
	2006		2005		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$53,592	90.8%	$52,057	90.5%	$1,535	2.9%
Australia/New Zealand	1,155	2.0	1,081	1.9	74	6.8
Canada	820	1.4	907	1.6	(87)	(9.6)
Mexico	643	1.1	835	1.5	(192)	(23.0)
United Kingdom/Ireland	592	1.0	402	0.7	190	47.3
Philippines	1,007	1.7	1,280	2.2	(273)	(21.3)
Malaysia/Singapore	915	1.5	963	1.7	(48)	(5.0)
Germany	320	0.5	—	—	320	—
Consolidated total	$59,044	100.0%	$57,525	100.0%	$1,519	2.6%

The following table sets forth, as of June 30, 2006 and 2005, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	June 30, 2006		June 30, 2005		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	52,270	14,160	50,240	13,090	4.0%	8.2%
Australia/New Zealand	2,380	210	2,790	240	(14.7)	(12.5)
Canada	1,150	160	1,370	190	(16.1)	(15.8)
Mexico	1,180	200	5,880	420	(79.9)	(52.4)
United Kingdom/Ireland	870	140	530	60	64.2	133.3
Philippines	3,320	300	5,640	500	(41.1)	(40.0)
Malaysia/Singapore	3,020	400	3,780	680	(20.1)	(41.2)
Germany	260	90	—	—	—	—
Consolidated total	64,450	15,660	70,230	15,180	(8.2)%	3.2%

In the United States, net sales have been impacted by declining new distributor enrollments over the course of 2006. In the second quarter of 2006, new distributor enrollments were approximately 5,040 compared to 6,520 in the prior year quarter, a reduction of 22.7%. For the first six months of 2006, new distributor enrollments were approximately 10,200 compared to approximately 12,800 in the prior year period, a reduction of 20.3%. Distributor retention was 60.4% for the first six months of 2006 compared to a rate of 62.9% for all of 2005. The net number of Master Affiliates and above as of June 30, 2006 increased by 8.2% to 14,160, compared to the number of Master Affiliates and above as of June 30, 2005; however, the number of existing distributors reaching Master Affiliate in the second quarter, approximately 1,900, was 17.8% less than the number reaching Master Affiliate during the same period in 2005.

We have undertaken initiatives to improve our new distributor enrollment rates, which we believe will lead to improved sales. We continue to emphasize the importance of new distributor enrollments in our distributor training. We were featured in the June 2006 issue of Success from Home magazine, a publication targeted towards people who are considering starting their own business in the network marketing industry. We have encouraged our distributors to use this magazine as a tool to help them build their sales organizations. Also, at our international distributor conference in St. Louis in late July 2006, with nearly 6,000 distributors in attendance, we announced a special bonus program, called “Mega Bonus.” We will award more than $700,000 in new bonuses at our international conference in August 2007. The bonuses will be awarded to the top 50 distributors in group sales volume between August 1, 2006 and July 31, 2007, with the first-place winner receiving $100,000.

During the three months ended June 30, 2006, net sales in our international operations improved in aggregate by 13.4% to $2.79 million compared to $2.46 million for the three months ended June 30, 2005. For the six-month period ended June 30, 2006, international net sales decreased by 0.3% to $5.45 million compared to $5.47 million in the same period in 2005. Foreign currency fluctuation did not have a significant impact on the foreign sales results. When net sales are converted using the 2005 exchange rate for both 2005 and 2006, international net sales declined 1.2% for the first six months of 2006 compared to the first six months of the prior year, as the U.S. dollar showed mixed results against the other currencies of those countries in which we conducted operations during the first six months of 2006, compared to the rates as of June 30, 2005. Sales results were particularly strong in our Australia/New Zealand and United Kingdom markets, with sales increases in the second quarter of 2006 of 14.1% and 35.7%, respectively, compared to the same period in 2005.

Net sales increased in the United Kingdom by 35.7% in the second quarter of 2006 compared to the same period in 2005 due to the continuing efforts of our Managing Director hired in the UK during the first quarter of 2005. His efforts, coupled with added U.S. distributor leader support, have continued the positive growth trend in that market. Net sales in Australia/New Zealand increased by 14.1% in the second quarter of 2006 compared to the same period in 2005 as we continue to invest more in sales development in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this market. In total, we have invested just over $300,000 in these additional sales development expenses across our foreign markets during the first six months of 2006.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 17.0% and 16.6% for the three and six months ended June 30, 2006, respectively, compared to 16.5% and 16.8% for the same periods in 2005. Operating efficiencies were negatively impacted by lower production levels in the second quarter of 2006.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 40.1% and 40.3% for the three and six months ended June 30, 2006, respectively, compared to 39.9% and 40.1% for the same periods in 2005. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net sales.

Selling, General and Administrative Expenses. For the three and six months ended June 30, 2006, selling, general and administrative, or SGA, expenses increased by $295,000 and $798,000, respectively, compared to the same periods in 2005. SGA expenses as a percentage of net sales were 34.0% and 32.1% for the three and six months ended June 30, 2006, respectively, compared to 32.2% and 31.6% for the same periods of 2005.

Sales and marketing expenses represented approximately $651,000 of the year-to-date 2006 increase, including the increased international sales development expenses, and increased promotional bonuses and promotional trip expenses related to sales volume. Distribution and warehouse expenses increased by $82,000 due to higher wages and fringe benefit expenses. General and administrative expenses increased by approximately $65,000, primarily in salaries and bonuses, fringe benefit expenses, and business insurance expense.

Interest Income/Expense. Interest income increased to $282,000 for the six months ended June 30, 2006, compared to $150,000 for the same period in 2005. Interest expense decreased to $45,000 for the six months ended June 30, 2006 compared to $203,000 for the same period in 2005. The decrease is the result of a lower outstanding debt level during the six-month period ended June 30, 2006, compared to June 30, 2005. In April 2006, we completed a public offering of our common stock, which yielded $11.9 million in net proceeds to us. A portion of the proceeds was used to pay off the remaining balance of $2.2 million on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer and director and his wife. The increase in interest income is the result of the earnings on the remaining proceeds and higher interest rates.

Income Taxes. We recorded income tax expense of $2.8 million for the first six months of 2006, an effective rate of 40.5%. In the same period in 2005, we recorded income tax expense of $2.6 million, which represents an effective rate of 39.0%. The increased effective rate is the result of graduated Federal income tax rates, along with increased state income taxes.

Net Income. Our net income for the three and six months ended June 30, 2006 was $1.6 million ($0.10 per share basic and $0.09 per share diluted) and $4.1 million ($0.25 per share basic and diluted), respectively, compared to $2.0 million ($0.12 per share basic and diluted) and $4.0 million ($0.25 per share basic and $0.24 per share diluted) for the same periods in 2005. Profitability was negatively impacted in the second quarter of 2006 as net sales decreased in the United States, coupled with the additional sales and marketing expenses, particularly the international sales development expenses, as discussed above.

Financial Condition, Liquidity and Capital Resources

We generated $5.0 million of net cash during the first six months of 2006 from operating activities, $6.3 million was used in investing activities, and we generated $8.0 million in financing activities. This compares to $10.1 million of net cash provided by operating activities, $1.2 million used in investing activities, and $13.1 million used in financing activities in the same period of 2005. Cash and cash equivalents increased by $6.7 million to $12.4 million as of June 30, 2006 compared to December 31, 2005.

Significant changes in working capital items consisted of a decrease in inventories of $870,000, an increase in refundable income taxes of $848,000, an increase in prepaid and other current assets of $744,000, an increase in accounts payable and accrued expenses of $2.0 million, and a decrease in income taxes payable of $820,000 in the first six months of 2006. The decrease in inventory is a result of an effort to improve inventory turnover. The increase in prepaid expenses and other current assets is due to prepayments for future promotional trips and for policy payments for various types of business insurance. The increase in accounts payable and accrued expenses is due to inventory payables related to new sales aids introduced during the 2nd quarter and early 3rd quarter of 2006, coupled with the increase in distributor commissions payable at June 30, 2006, compared to December 31, 2005. This increase in distributor commissions payable is the result of higher worldwide sales in June 2006, compared to December 2005. The increase in refundable income taxes and the decrease in income taxes payable is the result of our income tax deposits being based on a higher projected net income for 2006 versus actual results.

Investing activities during the first six months of 2006 consist of $323,000 for capital expenditures, along with a net investment of $6 million in investments.

Financing activities in the first six months of 2006 included $11.9 million in net proceeds from the stock offering that took place in April 2006, $841,000 in common stock dividends, and $3.1 million of principal payments made on long-term borrowings. These payments paid off the balance of a promissory note for the purchase of common stock from a former officer and director and his wife that took place in March 2005.

Stockholders’ equity increased to $27.8 million at June 30, 2006 compared with $12.6 million at December 31, 2005. The increase is due to the net proceeds of the stock offering of $11.9 million, our net income during the first six months of 2006 of $4.1 million, less the common stock dividends paid. Our working capital balance was $16.0 million at June 30, 2006 compared to $4.0 million at December 31, 2005. The current ratio at June 30, 2006 improved to 2.6 compared to 1.4 at December 31, 2005.

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

We have used a portion of the proceeds from the offering for the repayment of debt. We intend to use the balance of net proceeds for general corporate purposes, including working capital, continued domestic and international growth, and for possible product acquisitions. Net proceeds to us from the offering, after reduction for the underwriters’ fee and other estimated offering expenses, were $11.9 million.

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility replaces the previous agreement with a $15 million limit, and expires in April 2008, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At June 30, 2006, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net change in the fair value of these forward contracts as of June 30, 2006 was a cumulative expense of $45,000. As of June 30, 2006, we had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, the EU Euro, or the British pound.

There have been no other material changes in market risk exposures during the first six months of 2006 that affect the disclosures presented in Item 7A - “Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 38 and 39 of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item No. 1A - Risk Factors

The below risk factor associated with our business activities has changed materially from the disclosure in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

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

On April 12, 2006, the Federal Trade Commission issued its Notice of Proposed Rulemaking in respect of The Business Opportunity Rule, R511993. The proposed rule, if enacted in its current form, would likely cause us, as well as most other direct sellers, to be regulated as a seller of business opportunities in the United States. Under the current Business Opportunity Rule, we do not qualify as a seller of a business opportunity because we offer U.S. distributors the opportunity to join our business for $40, well below the $500 threshold required for a company to be subject to the current rule. The proposed rule would eliminate that threshold. In addition, the proposed rule would require all sellers of business opportunities to deliver written disclosure of certain information to a prospective purchaser seven days prior to the time the prospective purchaser could sign any agreement or make any payment in connection with the business opportunity. The information that a seller of a business opportunity would have to provide all prospective purchasers would include: (1) the seller’s and distributor’s identification information, (2) whether an earnings claim is made and, if so, provide a detailed earnings claim statement with substantiating information and certain representations relating to the earnings of other business opportunity purchasers, (3) legal actions involving deceptive practices or other matters filed against the seller, its affiliates and other related parties and/or the presenting distributor in the last 10 years, (4) whether a cancellation or refund policy is available and, if so, a statement describing the policy, (5) the number of business opportunity purchasers that have canceled within the past two years, and (6) a reference list of the 10 nearest current or past business opportunity purchasers to the prospect, with personal information available to allow the prospect to contact a listed purchaser. We, along with the Direct Selling Association, other direct selling companies, and other interested parties have filed comments with the FTC opposing adoption of the proposed rule in its current form and suggesting alternative means to regulate fraudulent business activities without imposing undue burdens on legitimate companies in the direct selling industry. According to information we have received from the Direct Selling Association, we expect that the adoption of a final rule will not likely occur until after public hearings and discussions are held between members of the direct selling industry and the staff of the Federal Trade Commission, which may delay adoption of the final rule a number of years and result in a final rule that is substantially different from the proposed rule. Notwithstanding the foregoing, if the business opportunity rule is adopted as proposed, it could negatively impact our business and result in a decrease in our ability to attract new distributors in the United States.

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

Item No. 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 25, 2006, the following actions were submitted and approved by a vote of the shareholders:

1.	Election of seven directors; and

2.	Ratification of the Board’s selection of Ernst & Young LLP as our independent certified public accountants.

A total of 14,103,992 shares (approximately 87% of our issued and outstanding shares) were represented by proxy or in person at the meeting. These shares were voted on the matters presented at the meeting as follows:

1.	For the election of directors:

Name	Total Votes For	Total Votes Against or Withheld

Robert L. Montgomery	13,611,034	492,957

Carl W. Hastings	13,617,753	486,238

Donald L. McCain	13,463,041	640,950

Stephen M. Merrick	13,531,410	572,582

John B. Akin	13,847,621	256,371

Denis St. John	13,991,487	112,504

Robert M. Henry	14,032,319	71,672

2.	Ratification of the Board of Directors selection of Ernst & Young LLP as our certified public accountants.

		Total Broker Non-Votes
Total Votes For	Total Votes Against	and Total Votes Abstain

14,067,771	23,729	12,491

Item No. 6 - Exhibits

Exhibit
Number	Document

10.1	Letter Agreement with Southwest Bank of St. Louis dated June 28, 2006 (filed herewith).

10.2	Promissory Note with Southwest Bank of St. Louis dated June 28, 2006 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 9, 2006

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 9, 2006

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	June 30	December 31
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$12,370,206	$5,653,594
Short-term investments	5,000,000	-
Accounts and notes receivable, less allowances of $7,200 in 2006 and $39,700 in 2005	681,343	775,623
Accounts due from employees and distributors	215,025	152,760
Inventories
Finished goods	2,881,756	3,569,449
Raw materials	1,129,894	1,441,107
Sales aids and promotional materials	727,756	573,900
Total inventories	4,739,406	5,584,456

Refundable income taxes	847,542	-
Prepaid expenses and other current assets	1,988,917	1,240,138
Deferred income taxes	414,430	452,430
Total current assets	26,256,869	13,859,001

Other assets	2,858,919	1,626,330
Accounts due from employees and distributors	280,418	355,651

Property, plant and equipment:
Land	829,222	829,222
Building	9,593,817	9,553,311
Machinery & equipment	4,439,059	4,736,274
Office equipment	1,486,455	1,400,544
Computer equipment & software	2,439,214	2,536,415
	18,787,767	19,055,766
Less: Accumulated depreciation	8,936,368	8,915,325
Net property, plant and equipment	9,851,399	10,140,441

Total assets	$39,247,605	$25,981,423

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	June 30	December 31
	2006	2005
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,863,502	$3,165,871
Distributors commissions payable	4,017,803	3,578,405
Sales taxes payable	500,400	518,870
Interest payable	-	31,000
Payroll and payroll taxes payable	859,701	864,624
Total accounts payable and accrued expenses	10,241,406	8,158,770

Income taxes payable	-	820,246
Current maturities of long-term debt	16,261	916,244
Total current liabilities	10,257,667	9,895,260

Noncurrent liabilities:
Long-term debt, less current maturities	2,808	2,211,065
Deferred income taxes	40,000	89,000
Other non-current liabilities	1,182,058	1,221,270
Total noncurrent liabilities	1,224,866	3,521,335

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2006 and 2005	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 16,889,559 shares issued and 16,839,261 shares outstanding as of 6/30/2006; 15,613,644 shares issued and 15,563,562 shares outstanding as of 12/31/2005	16,890	15,614
Additional paid-in capital	35,013,848	22,972,463
Accumulated deficit	(6,022,643)	(9,252,413)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(741,533)	(669,346)
Treasury stock	(501,490)	(501,490)

Total stockholders' equity	27,765,072	12,564,828

Total liabilities and stockholders' equity	$39,247,605	$25,981,423

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)
	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

Product sales	$24,990,986	$25,644,506	$53,032,320	$51,758,999
Handling & freight income	2,858,082	2,901,580	6,012,100	5,766,183

Net sales	27,849,068	28,546,086	59,044,420	57,525,182

Costs and expenses:
Cost of products sold	4,722,823	4,711,472	9,805,004	9,654,776
Distributor royalties and commissions	11,156,285	11,379,011	23,783,317	23,090,727
Selling, general and administrative	9,484,876	9,190,021	18,951,617	18,153,307

Total costs and expenses	25,363,984	25,280,504	52,539,938	50,898,810

Income from operations	2,485,084	3,265,582	6,504,482	6,626,372

Other income (expense):
Interest income	197,446	79,513	282,122	149,536
Interest expense	(11,026)	(117,177)	(45,467)	(202,667)
Other income	37,883	45,856	98,519	48,922

Income before income taxes	2,709,387	3,273,774	6,839,656	6,622,163
Provision for income taxes	1,089,000	1,295,000	2,769,000	2,580,000

Net income	$1,620,387	$1,978,774	$4,070,656	$4,042,163

Earnings per common share - Basic	$0.10	$0.12	$0.25	$0.25
Weighted average shares	16,667,000	16,096,000	16,121,000	16,216,000

Earnings per common share - Diluted	$0.09	$0.12	$0.25	$0.24
Weighted average shares	17,106,000	16,622,000	16,554,000	16,825,000

Cash dividends declared per common share	$0.050	$0.035	$0.050	$0.035

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)
	Six months ended June 30
	2006	2005

Operating activities:
Net income	$4,070,656	$4,042,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634,351	662,159
Stock-based compensation	58,120	33,374
Tax benefit from exercise of options	-	1,185,000
Deferred income taxes	(11,000)	(91,000)
Foreign currency transaction (gain)/loss	(116,772)	148,115
(Increase) decrease in accounts and notes receivable	101,596	33,748
(Increase) decrease in inventories	870,400	(672,345)
(Increase) decrease in refundable income taxes	(847,542)	1,261,764
(Increase) decrease in prepaid expenses and other current assets	(743,538)	(686,844)
(Increase) decrease in other assets	(250,866)	(183,847)
Increase (decrease) in accounts payable and accrued expenses	2,026,716	3,055,235
Increase (decrease) in income taxes payable	(820,252)	1,337,393

Net cash provided by operating activities	4,971,869	10,124,915

Investing activities:
Proceeds from the sale of property, plant and equipment	6,295	-
Purchase of property, plant and equipment	(322,923)	(1,203,294)
Purchase of investments	(9,000,000)	-
Proceeds from sales of investments	3,000,000	-

Net cash used in investing activities	(6,316,628)	(1,203,294)

Financing activities:
Principal payments on long-term borrowings	(3,108,261)	(3,641,559)
Net proceeds from issuance of common stock	11,918,792	-
Common stock dividends paid	(840,887)	(565,158)
Proceeds from options and warrants exercised	65,749	24,183
Purchase of stock for treasury	-	(8,951,805)

Net cash used in financing activities	8,035,393	(13,134,339)

Effect of exchange rate changes on cash and cash equivalents	25,978	(101,973)

Increase in cash and cash equivalents	6,716,612	(4,314,691)

Cash and cash equivalents at beginning of period	5,653,594	10,151,503

Cash and cash equivalents at end of period	$12,370,206	$5,836,812

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2006

Note 1--	Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which primarily include normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006 with the Securities and Exchange Commission. The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted two new financial accounting standards at the beginning of its 2006 fiscal year, one concerning inventory valuation, which is discussed within this Note, and one concerning stock-based compensation which is discussed in Note 6. Both of these standards were adopted prospectively and comparative periods were not restated.

In addition, as further discussed in Note 3, the Company has reclassified its presentation of "net sales" by presenting "product sales" and "handling & freight income."

Cash Equivalents

The Company's policy is to consider the following as cash and cash equivalents: demand deposits, short-term investments with a maturity of three months or less when purchased, and highly liquid debt securities with insignificant interest rate risk and with original maturities from the date of purchase of generally three months or less.

Short-Term Investments

Short-term investments are comprised of investment-grade variable rate debt obligations, issued by various state governments and categorized as available-for-sale. Accordingly, investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 35 days or less. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities and therefore classified them as current assets. As a result of the resetting variable rates, no cumulative gross unrealized or realized holding gains or losses are recognized from these investments. All income generated from these investments is recorded as interest income.

Inventory Costs

In 2006, the Company has adopted Statement of Financial Accounting Standards No. 151, "Inventory Costs" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and spoilage should be recognized as period charges, rather than as an inventory value. This standard also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management believes the Company's pre-existing accounting policy for inventory valuation was generally consistent with this guidance and, therefore, does not expect the adoption of SFAS 151 to have a significant impact on 2006 financial results.

Note 2--	Recent Accounting Standards Pending Adoption

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48" or "FIN No. 48"). FIN No. 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the Company, FIN No. 48 is effective as of January 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its financial statements.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2006

Note 3--	Reclassifications

In previous years, in addition to the required disclosure of "net sales," the Company reported "sales at suggested retail," representing the gross sales amount reflected on the Company's invoices to distributors before "distributor allowances." In the current year, the Company has reclassified the presentation of "net sales" by presenting "product sales" and "handling & freight income." Handling and freight income income represents the amounts billed to distributors for shipping costs. Product sales represent the actual product purchase price typically paid by the Company's distributors, after giving effect to distributor allowances, which range from 20% to 40% of suggested retail prices. Subsequent to this classification, net sales represent sales and handling & freight income.

Note 4--	Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Numerator:
Net income	$1,620,387	$1,978,774	$4,070,656	$4,042,163

Denominator:
Denominator for basic earnings per share--weighted average shares	16,667,000	16,096,000	16,121,000	16,216,000
Dilutive effect of employee stock options and other warrants	439,000	526,000	433,000	609,000

Denominator for diluted earnings per share--adjusted weighted average shares	17,106,000	16,622,000	16,554,000	16,825,000

Basic earnings per share	$0.10	$0.12	$0.25	$0.25
Diluted earnings per share	$0.09	$0.12	$0.25	$0.24

Warrants to purchase 25,303 shares of common stock for the three and six months ended June 30, 2006, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2006

Note 5--	Comprehensive Income

Total comprehensive income was $1,550,429 and $3,998,470 for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, comprehensive income was $2,013,889 and $4,092,951, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 6--	Stock-Based Compensation
Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company's consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow. Adoption of SFAS 123(R) did not have a material impact on the consolidated statements of cash flows for the six months ended June 30, 2006.

The Company sponsors a stock option plan (the "2003 Plan") allowing for incentive stock options and non-qualified stock options to be granted to employees and eligible directors. The 2003 Plan provides that 1,000,000 shares may be issued under the 2003 Plan at an option price not less than the fair market value of the stock at the time the option is granted. The 2003 Plan expires on March 20, 2013. In 2005, the Company issued grants of 543,000 shares under the 2003 Plan. The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant. Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants. As of June 30, 2006, 457,000 shares remain available for grant under the 2003 Plan.

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

There were no options granted during the six months ended June 30, 2006 and for the years ended December 31, 2004, 2003, and 2002. As of June 30, 2006, there exist unexercised stock options from grants made in 2001 under a prior stock option plan. The fair value of options granted in 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 4.78%; dividend yield of zero; volatility factor of the expected price of the Company's stock of 0.729; and a weighted average expected life of 4.51 years. The weighted average fair value of options granted during 2001 was $0.42 per share.

Compensation cost for the stock option plans was approximately $7,000 for the six months ended June 30, 2006 and has been recorded in selling, general, and administrative expense. As of June 30, 2006 there was approximately $56,000 of unrecognized compensation cost related to 128,720 nonvested stock options that the Company estimates to ultimately vest which have a $0.78 per share weighted average exercise price. There has been no change to the number of unvested stock options during the six months ended June 30, 2006.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2006

A summary of the Company's stock option activity and related information for the six months ended June 30, 2006 follows:

	Options	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg. Remaining Life
Outstanding beginning of the year	813,074	$5.57
Granted	--	--
Exercised	(73,798)	0.71
Forfeited	(296)	0.71
Outstanding at June 30, 2006	738,980	$6.05	$2,828,000	6.29

Exercisable at June 30, 2006	610,260	$7.17	$1,656,000	7.61

	As of June 30, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.71 - $0.78	195,980	0.04	$0.75	67,260	$0.71
$7.92 - $8.68	543,000	8.55	$7.97	543,000	$7.97
$0.71 - $8.68	738,980			610,260

For the six months ended June 30, 2006, the total intrinsic value, cash received, and actual tax benefit realized for stock options exercised (73,798 shares) was $756,000, $52,000, and $-0-, respectively.

In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS 123(R). Accordingly, no compensation expense related to such stock option awards was recognized in the six-month period ended June 30, 2005 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award's vesting periods using the Black-Scholes model.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$1,978,774	$4,042,163

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	636,095	1,490,595
Pro forma net income available to common shareholders	$1,342,679	$2,551,568

Earnings per share:
Basic--as reported	$0.12	$0.25
Basic--pro forma	$0.08	$0.16

Diluted--as reported	$0.12	$0.24
Diluted--pro forma	$0.08	$0.15

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2006

Note 7--	Public Offering of Common Stock

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

The Company intends to use the net proceeds from the offering for the repayment of debt and for general corporate purposes, including working capital, continued domestic and international growth, and for possible product acquisitions. Net proceeds to the Company from the offering, after reduction for the underwriters' fees and other offering expenses, are $11.9 million.

Note 8--	Short-Term Borrowings

On June 28, 2006, the Company entered into a new revolving loan agreement with its primary lender. The new agreement has an effective date of April 30, 2006 and replaces the prior revolving loan agreement with the same lender. Under the new agreement, the lender agreed to provide a line of credit for the Company in the amount of $5 million, reduced from $15 million under the prior agreement.

This new revolving line of credit facility expires on April 30, 2008, and any advances accrue interest at a variable interest rate based on LIBOR. Similar to the previous facility, the new facility includes covenants to maintain total stockholders' equity of not less than $10.5 million, and that borrowings under the facility shall not exceed EBITDA by a ratio of 3.5:1. A commitment fee in an amount equal to 0.25% per year is payable quarterly on the average daily-unused portion of the revolver. At June 30, 2006, the Company had not utilized any of the new revolving line of credit facility and was in compliance with the minimum stockholders' equity covenant.

Note 9--	Long-Term Debt

Long-term debt at June 30, 2006 and December 31, 2005 consists of the following:

	June 30,	December 31,
	2006	2005

Promissory note payable to a former officer/director payable in annual installments thru 2008, interest payable quarterly at 4% per annum	$-	$3,100,000

Notes payable -- primarily vehicle loans	19,069	27,309
	19,069	3,127,309
Less current maturities	16,261	916,244

	$2,808	$2,211,065

The Company made a scheduled principal payment of $900,000 in March 2006 and made a principal prepayment (without penalty) of $2.2 million in May 2006 to a former officer/director. The prepayment was made with proceeds received from the Company's public offering (as described in Note 7).

Exhibit Index

Exhibit
Number	Document

10.1	Letter Agreement with Southwest Bank of St. Louis dated June 28, 2006 (filed herewith).

10.2	Promissory Note with Southwest Bank of St. Louis dated June 28, 2006 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).