Form 10-Q
period 2006-09-30
RELIV INTERNATIONAL INC
filed 2006-11-08
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares outstanding of the Registrant’s common stock as of October 23, 2006 was 16,703,810 (excluding treasury shares).

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item No. 4	Controls and Procedures	17

PART II - OTHER INFORMATION

Item No. 1A	Risk Factors	17
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item No. 6	Exhibits	19

PART I - FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets
	September 30	December 31
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,160,538	$5,653,594
Short-term investments	5,000,000	-
Accounts and notes receivable, less allowances of
$6,200 in 2006 and $39,700 in 2005	786,385	775,623
Accounts due from employees and distributors	99,371	152,760
Inventories
Finished goods	2,409,785	3,569,449
Raw materials	1,308,449	1,441,107
Sales aids and promotional materials	765,529	573,900
Total inventories	4,483,763	5,584,456

Refundable income taxes	389,192	-
Prepaid expenses and other current assets	1,047,671	1,240,138
Deferred income taxes	438,430	452,430
Total current assets	25,405,350	13,859,001

Other assets	2,549,590	1,626,330
Accounts due from employees and distributors	381,870	355,651

Property, plant and equipment:
Land	829,222	829,222
Building	9,550,022	9,553,311
Machinery & equipment	4,116,497	4,736,274
Office equipment	1,504,370	1,400,544
Computer equipment & software	2,447,411	2,536,415
	18,447,522	19,055,766
Less: Accumulated depreciation	8,840,827	8,915,325
Net property, plant and equipment	9,606,695	10,140,441

Total assets	$37,943,505	$25,981,423

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2006	2005
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,694,648	$3,165,871
Distributors commissions payable	4,103,739	3,578,405
Sales taxes payable	526,447	518,870
Interest payable	-	31,000
Payroll and payroll taxes payable	936,592	864,624
Total accounts payable and accrued expenses	9,261,426	8,158,770

Income taxes payable	-	820,246
Current maturities of long-term debt	-	916,244
Total current liabilities	9,261,426	9,895,260

Noncurrent liabilities:
Long-term debt, less current maturities	-	2,211,065
Deferred income taxes	95,000	89,000
Other non-current liabilities	866,648	1,221,270
Total noncurrent liabilities	961,648	3,521,335

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2006 and 2005	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 17,009,808 shares issued and 16,742,547
shares outstanding as of 9/30/2006; 15,613,644 shares
issued and 15,563,562 shares outstanding as of 12/31/2005	17,010	15,614
Additional paid-in capital	35,227,833	22,972,463
Accumulated deficit	(4,648,701)	(9,252,413)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(649,168)	(669,346)
Treasury stock	(2,226,543)	(501,490)

Total stockholders' equity	27,720,431	12,564,828

Total liabilities and stockholders' equity	$37,943,505	$25,981,423

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005

Product sales	$26,779,859	$25,657,349	$79,812,178	$77,416,348
Handling & freight income	2,999,544	2,898,083	9,011,644	8,664,267

Net sales	29,779,403	28,555,432	88,823,822	86,080,615

Costs and expenses:
Cost of products sold	4,951,293	4,873,785	14,756,297	14,528,561
Distributor royalties and commissions	11,923,943	11,416,814	35,707,259	34,507,541
Selling, general and administrative	10,211,813	9,466,159	29,163,430	27,619,467

Total costs and expenses	27,087,049	25,756,758	79,626,986	76,655,569

Income from operations	2,692,354	2,798,674	9,196,836	9,425,046

Other income (expense):
Interest income	197,998	40,647	480,120	190,183
Interest expense	(1,961)	(59,776)	(47,428)	(262,443)
Other income (expense)	83,720	(75,109)	182,239	(26,187)

Income before income taxes	2,972,111	2,704,436	9,811,767	9,326,599
Provision for income taxes	1,168,000	1,036,000	3,937,000	3,616,000

Net income	$1,804,111	$1,668,436	$5,874,767	$5,710,599

Earnings per common share - Basic	$0.11	$0.11	$0.36	$0.36
Weighted average shares	16,919,000	15,539,000	16,390,000	15,988,000

Earnings per common share - Diluted	$0.11	$0.10	$0.35	$0.35
Weighted average shares	17,050,000	15,978,000	16,712,000	16,551,000

Cash dividends declared per common share	$-	$-	$0.050	$0.035

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2006	2005

Operating activities:
Net income	$5,874,767	$5,710,599
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	934,233	1,012,697
Stock-based compensation	139,659	50,024
Tax benefit from exercise of options	-	1,344,000
Deferred income taxes	20,000	(266,000)
Foreign currency transaction (gain)/loss	(104,421)	184,275
(Increase) decrease in accounts and notes receivable	24,176	77,845
(Increase) decrease in inventories	1,153,277	(745,134)
(Increase) decrease in refundable income taxes	(389,192)	1,267,255
(Increase) decrease in prepaid expenses
and other current assets	202,149	(101,436)
(Increase) decrease in other assets	49,373	(283,847)
Increase (decrease) in accounts payable and accrued expenses	715,428	1,566,467
Increase (decrease) in income taxes payable	(812,205)	538,094

Net cash provided by operating activities	7,807,244	10,354,839

Investing activities:
Proceeds from the sale of property, plant and equipment	42,009	57,823
Purchase of property, plant and equipment	(401,130)	(1,587,264)
Purchase of investments	(54,000,000)	-
Proceeds from sales of investments	48,000,000	-

Net cash used in investing activities	(6,359,121)	(1,529,441)

Financing activities:
Principal payments on long-term borrowings	(3,127,336)	(3,648,541)
Net proceeds from issuance of common stock	11,918,792	-
Proceeds from sale of treasury stock	-	22,547
Common stock dividends paid	(840,887)	(565,158)
Proceeds from options and warrants exercised	135,120	179,919
Excess tax benefits from stock based compensation	102,914	-
Purchase of stock for treasury	(2,203,755)	(9,891,505)

Net cash used in financing activities	5,984,848	(13,902,738)

Effect of exchange rate changes on cash and cash equivalents	73,973	(135,446)

Increase in cash and cash equivalents	7,506,944	(5,212,786)

Cash and cash equivalents at beginning of period	5,653,594	10,151,503

Cash and cash equivalents at end of period	$13,160,538	$4,938,717

See notes to financial statements

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2006

Note 1- Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which primarily include normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006 with the Securities and Exchange Commission. The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted two new financial accounting standards at the beginning of its 2006 fiscal year, one concerning inventory valuation, which is discussed within this Note, and one concerning stock-based compensation which is discussed in Note 7. Both of these standards were adopted prospectively and comparative periods were not restated.

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

Short-Term Investments

Short-term investments are comprised of investment-grade variable rate debt obligations, issued by various state governments and categorized as available-for-sale. Accordingly, investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 35 days or less. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities and therefore classifies them as current assets. As a result of the resetting variable rates, no cumulative gross unrealized or realized holding gains or losses are recognized from these investments. All income generated from these investments is recorded as interest income.

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

Note 2 - Recent Accounting Standards Pending Adoption

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

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited) September 30, 2006

Note 3 - Reclassifications

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

Note 4 - Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Numerator:
Net income	$1,804,111	$1,668,436	$5,874,767	$5,710,599

Denominator:
Denominator for basic earnings per
share--weighted average shares	16,919,000	15,539,000	16,390,000	15,988,000
Dilutive effect of employee stock options
and other warrants	131,000	439,000	322,000	563,000

Denominator for diluted earnings per
share--adjusted weighted average shares	17,050,000	15,978,000	16,712,000	16,551,000

Basic earnings per share	$0.11	$0.11	$0.36	$0.36
Diluted earnings per share	$0.11	$0.10	$0.35	$0.35

Warrants to purchase 47,147 and 25,303 shares of common stock for the three and nine months ended September 30, 2006, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited) September 30, 2006

Note 5 - Comprehensive Income

Total comprehensive income was $1,896,475 and $5,894,945 for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, comprehensive income was $1,745,016 and $5,768,787, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 6 - Employee Stock Ownership Plan

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP will be funded by the Company on a discretionary basis. For the three and nine months ended September 30, 2006, accrued ESOP expense was $100,000.

Note 7 - Stock-Based Compensation

Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company's consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

The Company sponsors a stock option plan (the "2003 Plan") allowing for incentive stock options and non-qualified stock options to be granted to employees and eligible directors. The 2003 Plan provides that 1,000,000 shares may be issued under the 2003 Plan at an option price not less than the fair market value of the stock at the time the option is granted. The 2003 Plan expires on March 20, 2013. In 2005, the Company issued grants of 543,000 shares under the 2003 Plan. The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant. Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants. As of September 30, 2006, as adjusted for forfeitures, 480,000 shares remain available for grant under the 2003 Plan.

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

There were no options granted during the nine months ended September 30, 2006 and for the years ended December 31, 2004, 2003, and 2002. As of June 30, 2006, there existed 195,980 unexercised stock options from grants made in 2001 under a prior stock option plan. The fair value of options granted in 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 4.78%; dividend yield of zero; volatility factor of the expected price of the Company's stock of 0.729; and a weighted average expected life of 4.51 years. The weighted average fair value of options granted during 2001 was $0.42 per share. As of September 30, 2006, all stock options granted in 2001 have either been exercised or have expired.

Compensation cost for the stock option plans was approximately $63,000 for the nine months ended September 30, 2006 and has been recorded in selling, general, and administrative expense. As of September 30, 2006 there was zero unrecognized compensation cost related to stock options. For the three and nine months ended September 30, 2006, the number of unvested stock options has been reduced from 128,720 to zero.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited) September 30, 2006

The following tables set forth a summary of the Company's stock option activity and related information for the nine months ended September 30, 2006:
	Options	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg. Remaining Life
Outstanding beginning of the year	813,074	$5.57
Granted	--	--
Exercised	(247,457)	0.74
Forfeited	(45,617)	4.39
Outstanding and exercisable at September 30, 2006	520,000	$7.96	$534,000	8.30

	As of September 30, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$7.92 - $8.68	520,000	8.30	$7.96	520,000	$7.96

For the nine months ended September 30, 2006, the total intrinsic value, cash received, and actual tax benefit realized for stock options exercised (247,457 shares) was $2,262,000, $121,000, and $108,000, respectively. In addition, for the nine months ended September 30, 2006, 6,537 mature shares were tendered by employees in satisfaction of the exercise price of stock options.

In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS 123(R). Accordingly, no compensation expense related to such stock option awards was recognized in the three-month and nine-month periods ended September 30, 2005 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award's vesting periods using the Black-Scholes model.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$1,668,436	$5,710,599

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	47,316	1,537,911
Pro forma net income available to
common shareholders	$1,621,120	$4,172,688

Earnings per share:
Basic--as reported	$0.11	$0.36
Basic--pro forma	$0.10	$0.26

Diluted--as reported	$0.10	$0.35
Diluted--pro forma	$0.10	$0.25

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited) September 30, 2006

Note 8 - Public Offering of Common Stock

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

Note 9 - Short-Term Borrowings

On June 28, 2006, the Company entered into a new revolving loan agreement with its primary lender. The new agreement has an effective date of April 30, 2006 and replaces the prior revolving loan agreement with the same lender. Under the new agreement, the lender agreed to provide a line of credit for the Company in the amount of $5 million, reduced from $15 million under the prior agreement.

This new revolving line of credit facility expires on April 30, 2008, and any advances accrue interest at a variable interest rate based on LIBOR. Similar to the previous facility, the new facility includes covenants to maintain total stockholders' equity of not less than $10.5 million, and that borrowings under the facility shall not exceed EBITDA by a ratio of 3.5:1. A commitment fee in an amount equal to 0.25% per year is payable quarterly on the average daily-unused portion of the revolver. At September 30, 2006, the Company had not utilized any of the new revolving line of credit facility and was in compliance with the minimum stockholders' equity covenant.

Note 10 - Long-Term Debt

Long-term debt at September 30, 2006 and December 31, 2005 consists of the following:
	September 30,	December 31,
	2006	2005

Promissory note payable to a former officer/director payable in annual installments thru 2008, interest payable quarterly at 4% per annum	$-	$3,100,000

Notes payable - primarily vehicle loans	-	27,309
	-	3,127,309
Less current maturities	-	916,244

	$-	$2,211,065

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 90.5% of worldwide net sales for the nine months ended September 30, 2006 and September 30, 2005. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2006, consisted of approximately 64,820 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

      The following table sets forth selected results of our operations expressed as a percentage of net sales for the three and nine months ended September 30, 2006 and 2005. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	16.6	17.1	16.6	16.9
Distributor royalties and commissions	40.1	40.0	40.2	40.1
Selling, general and administrative	34.3	33.1	32.8	32.1

Income from operations	9.0	9.8	10.4	10.9
Interest expense	(0.0)	(0.2)	(0.1)	(0.3)
Interest and other income	1.0	(0.2)	0.7	0.2

Income before income taxes	10.0	9.4	11.0	10.8
Provision for income taxes	3.9	3.6	4.4	4.2

Net income	6.1%	5.8%	6.6%	6.6%

Net Sales. Overall net sales increased by 4.3% in the three months ended September 30, 2006 compared to the same period in 2005. During the third quarter of 2006, sales in the United States increased by 3.7%, whereas our international sales increased by 9.6% over the prior year period. For the nine months ended September 30, 2006, overall net sales increased by 3.2% compared to the first nine months of 2005. Net sales in the United States increased by 3.2% and international sales increased by 3.0% in the first nine months of 2006 compared to the prior year period.

      The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006		2005		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
		(dollars in thousands)
United States	$26,784	89.9%	$25,823	90.4%	$961	3.7%
Australia/New Zealand	701	2.4	486	1.7	215	44.2
Canada	414	1.4	383	1.3	31	8.1
Mexico	367	1.2	402	1.4	(35)	(8.7)
United Kingdom/Ireland	323	1.1	240	0.8	83	34.6
Philippines	594	2.0	526	1.8	68	12.9
Malaysia/Singapore	382	1.3	577	2.0	(195)	(33.8)
Germany	214	0.7	118	0.4	96	81.4

Consolidated total	$29,779	100.0%	$28,555	100.0%	$1,224	4.3%

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006		2005		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
		(dollars in thousands)
United States	$80,376	90.5%	$77,881	90.5%	$2,495	3.2%
Australia/New Zealand	1,855	2.1	1,567	1.8	288	18.4
Canada	1,234	1.4	1,290	1.5	(56)	(4.3)
Mexico	1,011	1.1	1,237	1.4	(226)	(18.3)
United Kingdom/Ireland	915	1.0	642	0.7	273	42.5
Philippines	1,602	1.8	1,807	2.1	(205)	(11.3)
Malaysia/Singapore	1,297	1.5	1,539	1.8	(242)	(15.7)
Germany	534	0.6	118	0.1	416	352.5

Consolidated total	$88,824	100.0%	$86,081	100.0%	$2,743	3.2%

The following table sets forth, as of September 30, 2006 and 2005, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	September 30, 2006		September 30, 2005		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	52,760	15,660	51,470	14,560	2.5%	7.6%
Australia/New Zealand	2,420	270	2,570	240	(5.8)	12.5
Canada	1,170	180	1,270	200	(7.9)	(10.0)
Mexico	1,130	220	4,020	380	(71.9)	(42.1)
United Kingdom/Ireland	910	150	640	90	42.2	66.7
Philippines	3,360	350	4,930	520	(31.8)	(32.7)
Malaysia/Singapore	2,750	380	3,430	620	(19.8)	(38.7)
Germany	320	110	70	30	357.1	266.7

Consolidated total	64,820	17,320	68,400	16,640	(5.2)%	4.1%

In the United States, net sales were up 3.7% in the third quarter of 2006 compared to the same period in 2005. However, the rate of sales growth in U.S. continues to be impacted by declining new distributor enrollments over the course of 2006. In the third quarter of 2006, new distributor enrollments were approximately 5,350 compared to 5,660 in the prior year quarter, a reduction of 5.5%. For the first nine months of 2006, new distributor enrollments were approximately 15,570 compared to approximately 18,460 in the prior year period, a reduction of 15.7%. However, new distributor enrollments were approximately 300 higher in the third quarter of 2006, compared to the second quarter of 2006. Distributor retention was 61.5% for the first nine months of 2006 compared to a rate of 62.9% for all of 2005. The net number of Master Affiliates and above as of September 30, 2006 increased by 7.6% to 15,660, compared to the number of Master Affiliates and above as of September 30, 2005, and the number of existing distributors reaching Master Affiliate in the third quarter, approximately 2,000, was 1.4% greater than the number reaching Master Affiliate during the same period in 2005.

We continue to focus on initiatives to improve our new distributor enrollment rates, which we believe will lead to improved sales, and continue to emphasize the importance of new distributor enrollments in our distributor training. We believe that these initiatives are beginning to have a positive impact, as shown by the slight improvement in U.S. sales, new distributor enrollments and number of distributors reaching Master Affiliate in third quarter 2006 compared to the second quarter 2006. We were featured in the June 2006 issue of Success from Home magazine, a publication targeted towards people who are considering starting their own business in the network marketing industry. We have encouraged our distributors to use this magazine as a tool to help them build their sales organizations. Also, at our international distributor conference in St. Louis in late July 2006, with nearly 6,000 distributors in attendance, we announced a special bonus program, called “Mega Bonus.” Via the new “Mega Bonus” program, we will award more than $700,000 in bonuses at our international conference in August 2007. The bonuses will be awarded to the top 50 distributors in group sales volume between August 1, 2006 and July 31, 2007, with the first-place winner receiving $100,000.

During the three months ended September 30, 2006, net sales in our international operations improved in aggregate by 9.6% to $3.00 million compared to $2.73 million for the three months ended September 30, 2005. For the nine-month period ended September 30, 2006, international net sales increased by 3.0% to $8.45 million compared to $8.20 million in the same period in 2005. Foreign currency fluctuation did not have a significant impact on the foreign sales results. When net sales are converted using the 2005 exchange rate for both 2005 and 2006, international net sales improved 1.3% for the first nine months of 2006 compared to the first nine months of the prior year, as the U.S. dollar showed mixed results against the other currencies of those countries in which we conducted operations during the first nine months of 2006, compared to the rates during 2005. Sales results were particularly strong in our Australia/New Zealand and United Kingdom markets, with sales increases in the third quarter of 2006 of 44.2% and 34.6%, respectively, compared to the same period in 2005.

Net sales increased in the United Kingdom by 34.6% in the third quarter of 2006 compared to the same period in 2005 due to the continuing efforts of our Managing Director hired in the UK during the first quarter of 2005. His efforts, coupled with added U.S. distributor leader support, have continued the positive growth trend in that market. Net sales in Australia/New Zealand increased by 44.2% in the third quarter of 2006 compared to the same period in 2005 as we continue to invest more in sales development in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this market. In total, we have invested just over $422,000 in these additional sales development expenses across our foreign markets during the first nine months of 2006.

In August 2006, we named a new national sales manager for our Reliv Mexico operations. Javier Ramirez Madrid previously held the role as sales director for the US/Hispanic market. He will continue in that role, along with overseeing sales in our Mexico market. Net sales in Mexico declined by 8.7% in the third quarter 2006 compared to third quarter 2005. For the nine months ended September 30, 2006, net sales were down 18.3% compared to the prior year period.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 16.6% for both the three and nine months ended September 30, 2006, compared to 17.1% and 16.9% for the same periods in 2005. Operating efficiencies were improved during the third quarter of 2006, resulting in a decrease of cost of goods sold as a percentage of net sales.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 40.1% and 40.2% for the three and nine months ended September 30, 2006, respectively, compared to 40.0% and 40.1% for the same periods in 2005. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net sales.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2006, selling, general and administrative, or SGA, expenses increased by $746,000 and $1.5 million, respectively, compared to the same periods in 2005. SGA expenses as a percentage of net sales were 34.3% and 32.8% for the three and nine months ended September 30, 2006, respectively, compared to 33.1% and 32.1% for the same periods of 2005.

Sales and marketing expenses represented approximately $1.2 million of the year-to-date 2006 increase, including the increased international sales development expenses, and increased promotional bonuses, such as the “Mega Bonus”, and promotional trip expenses related to sales volume. Distribution and warehouse expenses increased by $132,000 due to higher wages and fringe benefit expenses. General and administrative expenses increased by approximately $213,000, primarily in salaries and bonuses, fringe benefit expenses, and business insurance expense.

Interest Income/Expense. Interest income increased to $480,000 for the nine months ended September 30, 2006, compared to $190,000 for the same period in 2005. Interest expense decreased to $47,000 for the nine months ended September 30, 2006 compared to $262,000 for the same period in 2005. The decrease is the result of a lower outstanding debt level during the nine-month period ended September 30, 2006, compared to September 30, 2005. In April 2006, we completed a public offering of our common stock, which yielded $11.9 million in net proceeds to us. A portion of the proceeds was used to pay off the remaining balance of $2.2 million on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer and director and his wife. The increase in interest income is the result of the earnings on the remaining proceeds and higher interest rates compared to the prior year.

Income Taxes. We recorded income tax expense of $3.9 million for the first nine months of 2006, an effective rate of 40.1%. In the same period in 2005, we recorded income tax expense of $3.6 million, which represented an effective rate of 38.8%. The increased effective rate is the result of graduated Federal income tax rates, along with increased state income taxes.

Net Income. Our net income for the three and nine months ended September 30, 2006 was $1.8 million ($0.11 per share basic and diluted) and $5.9 million ($0.36 per share basic and $0.35 per share diluted), respectively, compared to $1.7 million ($0.11 per share basic and $0.10 per share diluted) and $5.7 million ($0.36 per share basic and $0.35 per share diluted) for the same periods in 2005. Profitability improved slightly in the third quarter of 2006 as net sales increased in the United States and the international markets, in aggregate. The improved sales were partially offset by the additional sales and marketing expenses, particularly the international sales development expenses, as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2006 we generated $7.8 million of net cash from operating activities, $6.4 million was used in investing activities, and we generated $6.0 million in financing activities. This compares to $10.4 million of net cash provided by operating activities, $1.5 million used in investing activities, and $13.9 million used in financing activities in the same period of 2005. Cash and cash equivalents increased by $7.5 million to $13.2 million as of September 30, 2006 compared to December 31, 2005.

Significant changes in working capital items consisted of a decrease in inventories of $1.2 million, an increase in refundable income taxes of $389,000, an increase in accounts payable and accrued expenses of $715,000, and a decrease in income taxes payable of $812,000 in the first nine months of 2006. The decrease in inventory is a result of an effort to improve inventory turnover. The increase in accounts payable and accrued expenses is primarily due to the increase in distributor commissions payable at September 30, 2006, compared to December 31, 2005. The increase in distributor commissions payable is the result of higher worldwide sales in September 2006, compared to December 2005. The increase in refundable income taxes and the decrease in income taxes payable is the result of our income tax deposits being based on a higher projected net income for 2006 versus actual results.

Investing activities during the first nine months of 2006 consist of $401,000 for capital expenditures, along with a net purchase of $6 million in short and long-term investments.

Financing activities in the first nine months of 2006 included $11.9 million in net proceeds from the common stock offering that closed in April 2006, $841,000 in common stock dividends, $2.2 million in treasury stock purchases, $238,000 in proceeds from options exercised and excess tax benefits from stock-based compensation, and $3.1 million of principal payments made on long-term borrowings. These payments paid off the balance of a promissory note for the purchase of common stock from a former officer and director and his wife that occurred in March 2005.

Stockholders’ equity increased to $27.7 million at September 30, 2006 compared with $12.6 million at December 31, 2005. The increase is due to the net proceeds of the stock offering of $11.9 million, our net income during the first nine months of 2006 of $5.9 million, less the treasury stock purchases and common stock dividends paid. Our working capital balance was $16.1 million at September 30, 2006 compared to $4.0 million at December 31, 2005. The current ratio at September 30, 2006 improved to 2.7 compared to 1.4 at December 31, 2005.

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

We have used a portion of the proceeds from the offering for the repayment of debt. We intend to use the balance of net proceeds for general corporate purposes, including working capital, continued domestic and international growth, and for possible product acquisitions. Net proceeds to us from the offering, after reduction for the underwriters’ fee and other offering expenses, were $11.9 million.

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility replaces the previous agreement with a $15 million limit, and expires in April 2008, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At September 30, 2006, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net change in the fair value of these forward contracts as of September 30, 2006 was a cumulative expense of $21,000. As of September 30, 2006, we had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, the EU Euro, or the British pound.

There have been no other material changes in market risk exposures during the first nine months of 2006 that affect the disclosures presented in Item 7A - “Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 38 and 39 of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item No. 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1-31, 2006	--	--	--	$10,719,000

August 1-31, 2006	75,727	$8.36	75,727	$10,086,000

September 1-30, 2006	188,129	$8.35	188,129	$8,515,000

Total	263,856		263,856

(1) In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the next 36 months.

Item No. 6 - Exhibits

Exhibit
Number	Document

10.1	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By: /s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 8, 2006

By:/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 8, 2006

Exhibit Index

Exhibit
Number	Document

10.1	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).