Form 10-K
period 2006-12-31
RELIV INTERNATIONAL INC
filed 2007-03-15
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number
1-11768

RELIV' INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	371172197
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

136 Chesterfield Industrial Boulevard
Chesterfield, Missouri	63005
(Address of principal executive offices)	(Zip Code)

(636) 537-9715
Registrant's telephone number, including area code

Securities registered pursuant to Sections 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $9.88 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $117.3 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 1, 2007 was 16,387,666 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document Is Incorporated
Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007, which is expected to be filed no later than 120 days after December 31, 2006	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 1A	Risk Factors	16
Item No. 1B	Unresolved Staff Comments	25
Item No. 2	Properties	25
Item No. 3	Legal Proceedings	25
Item No. 4	Submission of Matters to a Vote of Security Holders	25

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item No. 6	Selected Financial Data	28
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	40
Item No. 8	Financial Statements and Supplementary Data	41
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item No. 9A	Controls and Procedures	41
Item No. 9B	Other Information	41

Part III

Item No. 10	Directors and Executive Officers of the Registrant	42
Item No. 11	Executive Compensation	42
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item No. 13	Certain Relationships and Related Transactions	42
Item No. 14	Principal Accounting Fees and Services	42

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	42

FORWARD-LOOKING STATEMENTS

 This annual report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this annual report. We disclaim any intent or obligation to update any forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors.”

PART I

Item No. 1 - Business

Overview

 We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. All but one of our science-based supplements are packaged in powdered form and are not only simple to use but also, when mixed with water, juice or other liquid and consumed, provide an effective means of delivering nutrients to the body. We also offer one encapsulated product and a line of skin care products. We sell our products through an international network marketing system using independent distributors. We have sold products in the United States since 1988 and in selected international markets since 1991.

 We currently offer 15 nutritional supplements and a line of seven skin care products. We have selectively evolved our product offering over our history. Our core line of nutritional supplements, which represented 62.8% of net sales for the year ended December 31, 2006, includes the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs

•	Innergize! — an isotonic sports supplement in three flavors

•	FibRestore — a high-fiber and antioxidant supplement

These are our most successful supplements based on fiscal year 2006 net sales. We have 11 other nutritional supplements that complement these four core products. We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on five of these products — Innergize!, FibRestore, Arthaffect, ReversAge and Cellebrate. In addition, we have applied for U.S. patents on ProVantage and CardioSentials.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Canada, Germany, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment and compliance procedures. As of December 31, 2006, our network consisted of approximately 64,960 distributors — 52,880 in the United States and 12,080 across our international markets.

We manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but one of our own products enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

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

Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic and Reliv NOW — as captured by our slogan, “Nutrition Made Simple. Life Made Rich.” Because these two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs, supplementation is made simple for the consumer, who does not have to select and purchase several supplements for his or her basic nutritional needs. For more specific individual needs, we provide 13 additional supplements. We believe that our two basic nutritional supplements, together with our additional supplements and skin care products, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.

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

In-House Development and Production. We have developed substantially all of our products utilizing nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Dr. Carl W. Hastings, Ph.D. and consult regularly with other industry professionals and with the physicians on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products. Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. Currently, we outsource only one product, our Slimplicity accelerator capsules. We believe our ability to formulate and manufacture all but one of our own products enables us to maintain our high standards of quality assurance and proprietary product composition.

Growing Upper-Level Distributor Team. Our upper-level distributor team consists of distributors who have achieved the level of Master Affiliate or above. Our upper-level distributors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our upper-level distributors, lead thousands of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. On December 31, 2006, we had a total of approximately 64,960 active distributors in all of our markets, of which approximately 18,370 were Master Affiliates or above. The number of distributors at the Master Affiliate level or above has increased at an annually compounded rate of 10.3% from December 31, 2003 to December 31, 2006. The top 10 distributors at the Ambassador level have been with us for an average of 14 years, which provides consistency in training new distributors and contributes to increased sales.

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

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 14 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 1, 2007, our directors and executive officers beneficially own approximately 30.8% of our common stock.

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

Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Over the three years ended December 31, 2006, our domestic net sales grew by 10.1% compounded annually. We have achieved this growth through multiple initiatives, such as increased investment in company-sponsored events and training and better utilization of our upper-level distributors across different geographical areas. We will continue to implement these initiatives while focusing on untapped markets in the United States.

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

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. Additionally, we will continue to improve and validate the efficacy of our existing product line. For example, in February 2007 we launched our Slimplicity Weight Loss System that includes a meal replacement product and accelerator capsules to aid in weight loss. Additionally, in February 2006, we introduced new formulations of Reliv Classic and Reliv NOW in the United States that apply new whole soybean technology. These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors. We may attempt to acquire licenses, as necessary, for ingredients or formulas, consistent with our past practice, and we may seek out new nutritional product lines or key ingredient suppliers that could be acquired to complement our existing products and product philosophy.

Expand and Improve our Manufacturing and Distribution Capabilities. We currently manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. This allows us to precisely control product composition and quality assurance. In 2004, we invested in an upgrade of our production lines to increase our throughput. We will continue to make appropriate investments that enhance our manufacturing capabilities and capacity to further leverage our existing facilities and trained production staff. We also are contemplating an investment in automated distribution and shipping capabilities.

Our Products

Product Overview

Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. All but one of our supplements are in powdered form that the consumer mixes with water, juice or other liquid. We also have one encapsulated product and a line of skin care products.

We currently offer 15 nutritional and seven skin care products. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize! and FibRestore — to be our primary or “core” products.

The following table summarizes our product categories. The net sales figures are for the year ended December 31, 2006:

Product Category	Product Name	% of 2006 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv Classic	20.7%	1988
	Reliv NOW	14.6	1988
	NOW for Kids	3.2	2000
	Reliv Delight	0.1	2001

Specific Wellness	FibRestore	14.5	1993
	Arthaffect	6.2	1996
	ReversAge	3.7	2000
	SoySentials	2.1	1998
	CardioSentials	2.3	2005

Weight Management(2)	Reliv Ultrim-Plus	2.3	1988
	Cellebrate	1.4	1995

Sports Nutrition	Innergize!	13.0	1991
	ProVantage	2.9	1997

Skin Care	ReversAge Skin Care	1.0	2001

(1)
This table does not include net sales for the year ended December 31, 2006 related to freight and handling and sales of marketing materials, which represented approximately 12.0% of net sales for the year ended December 31, 2006.

(2)	Does not include our Slimplicity meal replacement shakes or accelerator capsules which were introduced in February 2007.

Basic Nutrition Supplements

Our four basic nutrition supplements provide consumers with a broad spectrum of essential nutrients. Every formulation is specifically designed to optimize and enhance the benefits of the nutrients it contains.

•
Reliv Classic is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. It is a vegetarian product that contains no animal compounds, artificial preservatives, artificial flavors or added simple sugars. Reliv Classic is available in the United States, Australia, New Zealand, Canada, Germany, the United Kingdom, Malaysia, Singapore and the Philippines. We offer two formulas of Reliv Classic, one utilizing whole soybean technology and one utilizing soy protein isolate.

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

•	Reliv Delight is a powdered nutritional supplement sold as a milk replacement. Reliv Delight is available only in Mexico.

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

•
SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States, Canada, the United Kingdom and Mexico.

•
CardioSentials is a berry-flavored nutritional supplement introduced in February 2005 that promotes heart health. The product contains 1,500 mg of phytosterols per serving, policosanol and several powerful antioxidants. In a clinical study of this product, participants experienced meaningful reductions in cholesterol as well as improvement in their high-density lipoprotein, or HDL, and low-density lipoprotein, or LDL, ratios. We have applied for a U.S. patent on CardioSentials. CardioSentials is available only in the United States.

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

Weight Management Supplements

Our four weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle.

•
Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program. The product formula includes an advanced complex of thermogenic fat burners, along with an increased level of soy protein. Each serving of the product provides 35% of the recommended daily allowance of many essential vitamins and minerals. Reliv Ultrim-Plus is sold in every country where we operate, except the United States. Reliv Ultrim-Plus is no longer available in the United States due to the introduction of our Slimplicity meal replacement product. We expect Slimplicity to eventually replace Reliv Ultrim-Plus in all of our markets as we introduce our Slimplicity Weight Loss System in each market.

•
Cellebrate is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body’s fat burning process. Cellebrate is available in the United States and Canada.

•
Our Slimplicity Weight Loss System was introduced in February 2007 and includes our two newest products: (1) Slimplicity meal replacement and (2) Slimplicity accelerator capsules. Our Slimplicity Weight Loss System incorporates these new products into an overall program that includes proper diet and exercise and is focused on facilitating weight loss and developing healthier lifestyle choices. Slimplicity is currently available only in the United States.

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

Research and Development

We maintain an ongoing research and development effort led by Dr. Carl W. Hastings, Ph.D. and consult with other industry professionals and with the physicians on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products. Since 2000, we have introduced seven of our current products, including ReversAge, NOW for Kids, Reliv Delight, CardioSentials, Slimplicity meal replacement, Slimplicity accelerator capsules and ReversAge Performing Enhancing Skin Care. We have also reformulated and enhanced two of our core products — Reliv Classic and Reliv NOW — twice in the past five years, most recently in February 2006. We currently are in the later development stages of a new product that we anticipate introducing during 2008. In addition, we are in the conceptual stages with respect to certain potential products that would complement our existing product line. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients for new product ideas and developments.

For the years ended December 31, 2006, 2005 and 2004, our research and development expenses were $437,000, $558,000 and $525,000, respectively.

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

Distributors generate income equal to the difference between the price at which they sell the product to customers and the discounted price they pay for the product. Distributors also earn wholesale commissions on products purchased by downline distributors in the distributor’s sponsored group equal to the difference between the price at which the distributor is entitled to purchase product and the price at which downline distributors purchase product. We calculate payments and issue a check directly to the qualified distributor once a month. For example, assume A is a 40% discount Master Affiliate who signs up B, a 30% discount Key Affiliate, who signs up C, a 20% discount Retail Distributor. If C purchases directly from us, a 10% wholesale profit check will be sent to both A and B.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2006, we had 342 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2006, we sponsored approximately 40 training schools on a quarterly basis across all of our markets for new Master Affiliates;

•	In the United States, we sponsor five regional distributor conferences annually;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference for all distributors.

During 2006, we invested approximately $4.6 million in training, conferences and promotional events for our distributors worldwide.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 12 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2006, approximately 10.0% of our net sales were generated outside of the United States.

The table below shows the countries in which we operate and the year we commenced selling products:

Country	Year Entered
United States	1988
Australia	1991
New Zealand	1992
Canada	1992
Mexico	1993
United Kingdom(1)	1995
Philippines	2000
Malaysia	2003
Ireland	2003
Singapore	2004
Germany	2005
Austria	2006
Netherlands	2006

(1)  Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived more than 5.0% of our net sales in 2006 in each of California, Kansas, Illinois and Arizona. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products, particularly in California and the Southeast as our existing distributor bases grow and expand. Additionally, we intend to develop and strengthen distributor groups in other markets, which may include the Mid-Atlantic states and Texas.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2006, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ UK (including Ireland), Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, and Reliv’ Germany (including Austria and the Netherlands). We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local entity.

We believe that there is a significant opportunity to increase sales in all of our current international markets. We have established a uniform business model and compensation plan across all of our markets, and we have recently begun to support our international markets with the marketing support and know-how of our proven distributors. We continue to implement a targeted plan of developing new distributor groups in Australia, using one of our top distributors to work on-site in Australia to establish and then cultivate a new distributor network. We believe that other of our top distributors will have a similar interest to expand their distributor networks internationally and can do so effectively with similar support from us.

In addition to increasing sales in current international markets, our expansion strategy targets selected new foreign markets. Our recent entry into Germany, Austria and the Netherlands and our 11 years of experience in the UK offer us the opportunity to expand into additional EU markets. Similarly, our presence in Malaysia, Singapore and the Philippines provides us with familiarity from which to expand into other areas of Asia.

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

Manufacturing

We established a manufacturing line at our facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of space. At our Chesterfield facility, we manufacture all of our powdered nutritional supplements for distribution both domestically and internationally. Our Slimplicity accelerator capsules are manufactured by a third party and our skin care line is manufactured by a third party that is both owner and licensee of certain proprietary technology used in our skin care products.

Our ability to manufacture our powdered nutritional supplements is a competitive advantage with respect to competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product of our Slimplicity acceleration capsules.. By monitoring and testing products at all stages of the manufacturing process, we can precisely control product composition. In addition, we believe we can control costs by manufacturing our own powdered nutritional supplements.

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

In the United States, our products are warehoused and shipped by common carrier to distributors. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Petaling Jaya, Malaysia; Singapore; and Frankfurt, Germany. Our Philippines subsidiary currently has approximately 20 product pick-up centers located throughout the country which are operated by local business contractors and a company-owned and operated business center located in Makati. In Mexico, product is warehoused and shipped in and from approximately 10 distribution centers located throughout the country. With the exception of our Canada, New Zealand and Singapore subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland order and receive product from our UK subsidiary. Distributors in Austria and the Netherlands order and receive product from our Germany subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 1.17%, 1.20%, and 0.91% of net sales in 2006, 2005 and 2004, respectively.

Information Technology Systems

In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure frame relay connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; (4) an Avaya telecommunication system that services the U.S. market; and (5) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We continue to pursue initiatives underway to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we have rolled out an enhanced shopping cart platform, and have announced periodic short-term incentives to encourage distributors to place their orders via the internet.

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

Currently, we have nineteen trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of twelve of our fifteen products. NOW for Kids is not registered with the USPTO and an application for registration of Slimplicity has been filed and is under review by the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. The Reliv Ultrim-Plus, Slimplicity and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. With Arthaffect, FibRestore, ReversAge, CardioSentials, SoySentials and the Reliv ReversAge Performance Enhancing Skin Care, we are in the specific wellness needs product and anti-aging markets, which are extremely competitive and led by the major food and skin care companies.

Employees

As of December 31, 2006, we and all of our subsidiaries had approximately 246 full-time employees compared with 241 such employees at the end of 2005.

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

Item No. 1A - Risk Factors

Risks Related to Our Business

As a company that distributes products through a network marketing system, we experience constant turnover among our distributors. Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through approximately 64,960 independent distributors as of December 31, 2006, and we depend upon them directly for substantially all of our sales. Our network marketing organization is headed by a relatively small number of key distributors. To increase our revenue, we must increase the number, or the productivity, of our distributors. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. The loss of a significant number of distributors, including any key distributors, together with their downline sales organizations, could materially and adversely affect sales of our products and could impair our ability to attract new distributors.

In 2006, approximately 62% of our distributors from 2005 renewed their Distributor Agreements with us. Distributors who purchase our products for personal consumption or for short-term income goals may stay with us for several months to one year. Distributors who have committed time and effort to build a sales organization, particularly our Master Affiliates and above, will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we and our upper-level distributor leadership do not provide the necessary mentoring, training and business support tools for new distributors to become successful salespeople in a short period of time.

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

Reliv Classic accounted for 20.7%, 23.9% and 23.7% of our net sales in for the years ended December 31, 2006, 2005 and 2004, respectively, and, combined with Reliv NOW, Innergize! and FibRestore, these four products accounted for 62.8%, 61.4% and 61.1% of our net sales for the years ended December 31, 2006, 2005 and 2004. If demand for any of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations would be materially and adversely affected.

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

Our Chief Executive Officer, Robert L. Montgomery, together with his family (including his sons R. Scott Montgomery and Ryan A. Montgomery) and affiliates, has the ability to influence the election and removal of the members of our board of directors and, as a result, to influence the future direction and operations of our company. As of March 1, 2007, Robert L. Montgomery, his family and affiliates beneficially owned approximately 21.7% of our common stock. Accordingly, they may significantly influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

Limited daily trading volume of our common stock may contribute to its price volatility.

Our common stock trades on the NASDAQ Global Select Market. During 2006, the average daily trading volume for our common stock as reported by the NASDAQ Global Select Market was approximately 67,000 shares. As a result, relatively small trades may have a significant impact on the price of our common stock.

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

Item No. 1B - Unresolved Staff Comments

As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2006 fiscal year.

Item No. 2 - Properties

We own approximately six acres of land and a building containing approximately 126,000 square feet of office, manufacturing and warehouse space located in Chesterfield, Missouri, where we maintain our corporate headquarters and sole manufacturing facility. We believe that our worldwide facilities are suitable and adequate in relation to our present and immediate future needs.

The following table summarizes information related to our worldwide facilities as of December 31, 2006:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	6,900	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Mexico City, Mexico	central office/ warehouse/distribution	21,000	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	8,100	Leased
Birmingham, England, UK	central office/ warehouse/distribution	3,300	Leased
Petaling Jaya, Malaysia	central office/call center	4,200	Leased
Dietzenbach (Frankfurt), Germany	central office/ warehouse/distribution	8,300	Leased

Item No. 3 - Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business. We do not believe that any current proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item No. 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2006 and 2005.

	High	Low	Dividend
Year Ending December 31, 2006
Fourth Quarter	$10.25	$8.10	$0.050
Third Quarter	10.37	6.46	-
Second Quarter	12.86	9.14	0.050
First Quarter	18.69	11.00	-

Year Ending December 31, 2005
Fourth Quarter	15.59	8.50	0.040
Third Quarter	10.85	8.10	-
Second Quarter	11.35	8.78	0.035
First Quarter	10.50	7.66	-

As of March 1, 2007, there were approximately 2,282 holders of record of our common stock and an additional 4,557 beneficial owners, including shares of common stock held in street name. The following table provides detail relating to our repurchases of our common stock during the fourth quarter of 2006.

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1-31, 2006	30,898	$9.18	30,898	$8,231,000

November 1-30, 2006	38,017	$9.48	38,017	$7,871,000

December 1-31, 2006	83,500	$9.04	83,500	$7,117,000

Total	152,415		152,415

(1)
In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the next 36 months. We entered into and announced a Rule 10b5-1 trading plan, on January 17, 2007. The plan is for the repurchase of up to 500,000 shares of our common stock and terminates on December 31, 2007, or whenever the 500,000 share limit is reached, whichever comes first.

Stock Performance Graph

The following graph compares, for the period January 1, 2002 to December 31, 2006, the cumulative total return (assuming reinvestment of dividends) on our common stock with (i) NASDAQ Composite Index (U.S.) and (ii) a peer group including the following companies: Mannatech, Inc., Nature’s Sunshine Products, Inc., and USANA Health Sciences, Inc. The peer group consists of other companies marketing nutritional products through direct sales. In comparison to our prior year report, we have removed Advanced Nutraceuticals, Inc. from the peer group because its stock performance data is no longer available. The graph assumes an investment of $100 on January 1, 2002, in our common stock and each of the other investment categories.

The historical stock prices of our common stock shown on the graph below are not necessarily indicative of future price performance. Per share value as of December 31, 2002, 2003, 2004, 2005 and 2006 is based on the common stock’s closing price as of such date. All prices reflect a 5-for-4 stock split issued to holders of record on November 14, 2003 and a 1-for-5.25 stock dividend issued to holders of record on October 11, 2002.

The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	Base Period
	12/01	12/02	12/03	12/04	12/05	12/06

Reliv' International, Inc.	100.00	443.81	609.52	1071.71	1592.57	1059.15
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
Peer Group	100.00	116.35	371.77	544.89	513.70	583.28

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Product sales	$105,497,420	$102,045,383	$87,565,109	$69,679,404	$57,207,398
Handling and freight income	11,969,737	11,519,781	9,417,324	7,280,319	5,719,465
Net sales	117,467,157	113,565,164	96,982,433	76,959,723	62,926,863
Costs and expenses:
Cost of products sold	19,519,904	19,264,347	16,662,935	13,228,050	11,569,163
Distributor royalties and commissions	47,127,026	45,479,062	38,622,537	29,916,744	24,205,030
Selling, general, and administrative	38,716,529	36,348,526	32,710,657	26,438,447	22,898,359
Total costs and expenses	105,363,459	101,091,935	87,996,129	69,583,241	58,672,552
Income from operations	12,103,698	12,473,229	8,986,304	7,376,482	4,254,311
Other income (expense):
Interest income	692,595	238,473	118,467	91,038	43,047
Interest expense	(50,156)	(313,329)	(243,118)	(234,956)	(340,343)
Other income	256,966	101,043	146,036	66,876	77,792
Total other income (expense)	899,405	26,187	21,385	(77,042)	(219,054)
Income before income taxes	13,003,103	12,499,416	9,007,689	7,299,440	4,034,807
Provision for income taxes	5,105,000	4,978,000	3,621,000	2,902,000	1,542,000
Net income	7,898,103	7,521,416	5,386,689	4,397,440	2,492,807
Preferred dividends accrued and paid	—	—	12,292	56,762	—
Net income available to common shareholders	$7,898,103	$7,521,416	$5,374,397	$4,340,678	$2,492,807
Earnings per common share - Basic	$0.48	$0.47	$0.34	$0.29	$0.18
Weighted average shares	16,465,000	15,885,000	15,662,000	14,969,000	14,144,000
Earnings per common share - Diluted	$0.47	$0.46	$0.31	$0.26	$0.15
Weighted average shares	16,727,000	16,388,000	17,137,000	16,706,000	16,111,000
Cash dividends declared per common share	$0.100	$0.075	$0.065	$—	$—

	As of December 31,
Balance Sheet Data:	2006	2005	2004	2003	2002
Cash and cash equivalents	$9,332,810	$5,653,594	$10,151,503	$7,902,508	$3,437,966
Working capital	16,229,922	3,963,741	11,466,647	7,256,295	2,392,927
Total assets	37,282,220	25,981,423	30,996,667	24,680,916	18,445,986
Long-term debt, less current maturities	—	2,211,065	3,357,691	3,700,138	4,057,042
Total stockholders’ equity	27,733,851	12,564,828	18,190,753	13,072,378	7,797,646

Item No. 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item No. 6 - Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis discusses the financial condition and results of our operations on a consolidated basis, unless otherwise indicated.

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 90.0% of worldwide net sales for the year ended December 31, 2006 compared to approximately 90.3% for the year ended December 31, 2005. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. We also operate on a limited basis in Austria & Netherlands from our German office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2006, consisted of approximately 64,960 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Components of Net Sales and Expense

Product sales represent the actual product purchase price typically paid by our distributors, after giving effect to distributor allowances, which can range between 20% to 40% of suggested retail price, depending on the rank of a particular distributor. Handling and freight income represents the amounts billed to distributors for shipping costs. In previous years, in addition to the required disclosure of “net sales,” we reported “sales at suggested retail,” representing the gross sales amount reflected on our invoices to distributors before “distributor allowances.” In the current year, we have reclassified the presentation of “net sales” by presenting “product sales” and “handling & freight income.” Subsequent to this classification, net sales represent product sales and handling & freight income. We record net sales and the related commission expense when the merchandise is shipped.

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

Results of Operations

      The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2006, 2005 and 2004. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	16.6	17.0	17.2
Distributor royalties and commissions	40.1	40.0	39.8
Selling, general and administrative	33.0	32.0	33.7

Income from operations	10.3	11.0	9.3
Interest income	0.6	0.2	0.1
Interest expense	(0.0)	(0.3)	(0.3)
Other income	0.2	0.1	0.2

Income before income taxes	11.1	11.0	9.3
Provision for income taxes	4.4	4.4	3.7

Net income	6.7%	6.6%	5.6%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Sales in the United States grew by 3.2% in the year ended December 31, 2006 compared to 2005. During 2006, our international sales increased by 6.1% over the prior year, primarily the result of continued growth in our UK market due to the efforts of the local management, and growth in our Australia/New Zealand market as the result of the focused sales development efforts.

      The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006		2005		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$105,784	90.0%	$102,549	90.3%	$3,235	3.2%
Australia/New Zealand	2,550	2.2	2,215	2.0	335	15.1
Canada	1,638	1.4	1,668	1.5	(30)	(1.8)
Mexico	1,433	1.2	1,608	1.4	(175)	(10.9)
United Kingdom/Ireland	1,235	1.1	846	0.7	389	46.0
Philippines	2,198	1.9	2,328	2.0	(130)	(5.6)
Malaysia/Singapore	1,805	1.5	2,031	1.8	(226)	(11.1)
Germany	824	0.7	320	0.3	504	157.5
Consolidated total	$117,467	100.0%	$113,565	100.0%	$3,902	3.4%

The following table sets forth, as of December 31, 2006 and 2005, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	December 31, 2006		December 31, 2005		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above
United States	52,880	16,580	52,040	15,840	1.6%	4.7%
Australia/New Zealand	2,460	300	2,410	250	2.1	20.0
Canada	1,170	180	1,210	210	(3.3)	(14.3)
Mexico	1,130	240	1,630	310	(30.7)	(22.6)
United Kingdom/Ireland	910	160	750	100	21.3	60.0
Philippines	3,430	370	4,070	490	(15.7)	(24.5)
Malaysia/Singapore	2,560	410	3,250	590	(21.2)	(30.5)
Germany	420	130	120	50	250.0	160.0
Consolidated total	64,960	18,370	65,480	17,840	(0.8)%	3.0%

In the United States, the rate of sales growth was impacted by declining new distributor enrollments over the course of 2006. In 2006, approximately 20,390 new distributors were enrolled in the United States, as compared to approximately 23,030 in 2005. Distributor retention in the United States remained consistent at approximately 62.4% for 2006 compared to a rate of 62.9% for 2005. The number of distributors reaching Master Affiliate and above in the United States was similarly impacted in 2006. In 2006, approximately 7,600 distributors qualified as new Master Affiliates and 56.7% of the Master Affiliates and above as of December 31, 2005 requalified as Master Affiliates and above during 2006. This compares to approximately 8,120 new Master Affiliates and a requalification rate of 61.6% in 2005.

We continue to focus on initiatives to improve our new distributor enrollment rates, which we believe will lead to improved sales, and continue to emphasize the importance of new distributor enrollments in our distributor training. We believe that these initiatives are beginning to have a positive impact, as shown by the slight improvement in U.S. sales in the third and fourth quarters of 2006 compared to the prior-year quarters and new distributor enrollments in the fourth quarter of 2006 compared to the fourth quarter of 2005. We were featured in the June 2006 issue of Success from Home magazine, a publication targeted towards people who are considering starting their own business in the network marketing industry. We have encouraged our distributors to use this magazine as a tool to help them build their sales organizations. Also, at our international distributor conference in St. Louis in late July 2006, with nearly 6,000 distributors in attendance, we announced a special bonus program, called “Mega Bonus.” Via the new “Mega Bonus” program, we will award more than $700,000 in bonuses at our international conference in August 2007. The bonuses will be awarded to the top 50 distributors in group sales volume between August 1, 2006 and July 31, 2007, with the first-place winner receiving $100,000.

During the year ended December 31, 2006, net sales in our international operations increased in aggregate by 6.1% to $11.7 million compared to $11.0 million for the year ended December 31, 2005. The increase in international sales occurred primarily in UK/Ireland, Australia/New Zealand, and Germany. In 2006, Germany had its first full year of business, with net sales of $824,000, compared to $320,000 from July through December, 2005. When net sales are converted using the 2005 exchange rate for both 2006 and 2005, international net sales increased 3.4% for 2006 compared to the prior year, as the U.S. dollar strengthened against the Australian and New Zealand dollars and the Mexican peso. All other currencies in which we conduct operations strengthened against the U.S. dollar, in particular the Philippine peso and Canadian dollar.

Net sales in the Australia/New Zealand market increased by 15.1% in 2006 compared to 2005. New distributor enrollments were 893 in 2006 compared to 725 in 2005. When net sales are converted using the 2005 exchange rate for both 2006 and 2005, net sales in this market increased by 16.8%. In 2006, we invested in sales development in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this and other foreign markets. In total, we invested approximately $500,000 in these additional sales development expenses across our foreign markets during 2006. The sales development efforts were successful in that they had a positive impact on net sales; however, the combined net loss for the Australia/New Zealand market was $224,000 in 2006, compared to a net loss of $115,000 in 2005.

Net sales in Canada decreased by 1.8% in 2006 compared to 2005. Just as in the United States, the decline in new distributor enrollments played a role in the decline in net sales. New distributor enrollments were 441 in 2006 compared to 489 in 2005. When measured in local currency, Canadian net sales decreased by 7.9% in 2006 compared to 2005. The net loss in Canada was $2,000 for 2006, compared to net income of $77,000 in 2005. In mid-2006, we hired a sales manager to focus on the Canadian market.

Net sales in Mexico decreased 10.9% in 2006 compared to 2005. New distributor enrollments were 682 in 2006 compared to 1,048 in 2005. When measured in local currency, 2006 net sales declined by 10.7%. For most of 2006, net sales continued to be impacted by the price increase and change in distributor qualification requirements, effective March 1, 2005, to make the Mexican business model consistent with the rest of our markets. In August 2006, we named a new national sales manager for our Reliv Mexico operations. Our sales director for the US/Hispanic market will also oversee sales in our Mexico market. The net loss in Mexico for 2006 was $285,000, compared to a net loss of $446,000 in 2005.

Net sales in the United Kingdom increased by 46.0% for 2006 compared to 2005, as the efforts of our general manager hired in 2005 in the UK continued to show positive results, coupled with added U.S. distributor leader support. When measured in local currency, net sales in the UK increased by 43.9% in 2006, compared to the prior year. New distributor enrollments were 624 in 2006 compared to 447 in 2005. However, the added staffing and sales development expenses continue to impact the profitability of this market. The net loss incurred in the UK was $507,000 in 2006, compared to a net loss of $421,000 in 2005.

Net sales in the Philippines declined by 5.6% in 2006 compared to the prior year. New distributor enrollments were 2,254 in 2006 compared to 2,993 in 2005. When measured in local currency, 2006 net sales declined by 11.9%. As in Mexico, net sales continue to be impacted by the changes to our distributor qualification requirements and increased prices in the Philippines effective February 2005. The net loss in the Philippines for 2006 was $127,000, compared to a net loss of $104,000 in 2005.

Net sales in the Malaysia/Singapore market decreased by approximately 11.1% in 2006 compared to the prior year. New distributor enrollments were 1,743 in 2006 compared to 2,546 in 2005. When measured in local currency, 2006 net sales declined by 14.1%. Net sales decreased in Malaysia/Singapore because our new distributor enrollments declined by nearly 31.5% during 2006 compared to 2005, and our active distributor count decreased by 21.2%. The combined net loss for Malaysia/Singapore for 2006 was $258,000, compared to a net loss of $392,000 in 2005. We have taken steps to reduce administrative expenses in this market by moving our offices into a smaller, less-costly facility and have reduced our presence in Singapore by consolidating our operations into the Malaysian office, with distribution via a public warehouse.

Net sales in Germany increased by 157% from $320,000 in 2005 to $824,000 in 2006, our first full year of operations. New distributor enrollments were 359 in 2006, compared to 120 during the portion of 2005 that we were open for business. We began operations in Germany in July 2005. The net loss in Germany for 2006 was $473,000.

Our Direct Select program is available for distributors and their retail customers to order products in less than case lots directly from us. In the United States during 2006, we processed a total of approximately 75,870 orders under this program at a suggested retail sales value of $8.8 million, compared to 76,000 orders, at a suggested retail value of $8.4 million during 2005. The average order size at a suggested retail value increased in 2006 to $116 compared to $111 during 2005.

Cost of Products Sold. Cost of products sold as a percentage of net sales decreased slightly to 16.6% for the year ended December 31, 2006 compared to 17.0% for the year ended December 31, 2005. Gross margins improved primarily due to margin improvements on our new formulation of Reliv Classic, which was introduced in mid-February 2006, along with improved material usage variances. Partially offsetting these improvements were higher distribution costs on distributors’ orders due to fuel surcharges and other increased shipping charges.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales increased slightly to 40.1% for the year ended December 31, 2006 compared to 40.0% for the same period in 2005. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net sales.

Selling, General and Administrative Expenses. For 2006, selling, general and administrative, or SGA, expenses increased by $2.4 million compared to 2005. Additionally, SGA expenses as a percentage of net sales increased from 32.0% in 2005 to 33.0% in 2006.

Sales and marketing expenses represented approximately $1.8 million of the 2006 increase, including the increased international sales development expenses of $508,000, and increased promotional bonuses, such as the “Mega Bonus”, of $482,000 and promotional trip expenses of $289,000 related to sales volume. Expenses for distributor conferences, such as our International Conference and regional conferences, increased by $200,000. Distribution and warehouse expenses increased by $202,000 due to higher wages and fringe benefit expenses. General and administrative expenses increased by approximately $383,000. Major components of the increase were an increase in salaries, bonuses, and fringe benefit expenses of $637,000 and an increase in business insurance expense of $215,000. Offsetting the increases were decreases in professional and consulting fees, legal, and accounting fees of $459,000.

Interest Income/Expense. Interest income increased to $693,000 for the year ended December 31, 2006, compared to $238,000 for the same period in 2005. Interest expense decreased to $50,000 for 2006 compared to $313,000 for 2005. The decrease is the result of a lower outstanding debt level during the year ended December 31, 2006, compared to 2005. In April 2006, we completed a public offering of our common stock, which yielded $11.9 million in net proceeds to us. A portion of the proceeds was used to pay off the remaining balance of $2.2 million on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer/director and his wife. The increase in interest income is the result of the earnings on the remaining proceeds and higher interest rates compared to the prior year.

Income Taxes. We recorded income tax expense of $5.1 million for 2006, an effective rate of 39.3%. In 2005, we recorded income tax expense of $5.0 million, an effective rate of 39.8%. The lower effective rate in 2006 is the result of the benefit of tax-exempt interest income, coupled with the Federal excise tax credit available on telecommunications services.

Net Income. Our net income improved to $7.9 million ($0.48 per share basic and $0.47 per share diluted) for the year ended December 31, 2006 compared to $7.5 million ($0.47 per share basic and $0.46 per share diluted) for 2005. Profitability increased slightly commensurate with the increase in net sales in the United States, as discussed above, and the increase in interest income. Net income in the United States was $9.8 million in 2006, compared to $9.2 million in 2005. The net loss from international operations was $1.9 million in 2006, compared a net loss of $1.7 million in 2005.

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

      The following table summarizes net sales by geographic market for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005		2004		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$102,549	90.3%	$83,873	86.5%	$18,676	22.3%
Australia/New Zealand	2,215	2.0	2,543	2.6	(328)	(12.9)
Canada	1,668	1.5	1,751	1.8	(83)	(4.7)
Mexico	1,608	1.4	2,634	2.7	(1,026)	(39.0)
United Kingdom/Ireland	846	0.7	545	0.6	301	55.2
Philippines	2,328	2.0	2,865	3.0	(537)	(18.7)
Malaysia/Singapore	2,031	1.8	2,771	2.9	(740)	(26.7)
Germany	320	0.3	—	—	320	—
Consolidated total	$113,565	100.0%	$96,982	100.0%	$16,583	17.1%

The following table sets forth the number of our active distributors and Master Affiliates and above, as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above
United States	52,040	15,840	47,190	12,460	10.3%	26.8%
Australia/New Zealand	2,410	250	3,040	290	(20.7)	(17.2)
Canada	1,210	210	1,480	210	(18.2)	0.0
Mexico	1,630	310	9,000	710	(81.9)	(56.3)
United Kingdom/Ireland	750	100	450	60	66.7	66.7
Philippines	4,070	490	6,760	650	(39.8)	(24.6)
Malaysia/Singapore	3,250	590	5,280	730	(38.4)	(19.2)
Germany	120	50	—	—	—	—
Consolidated total	65,480	17,840	73,200	15,110	(10.5)%	17.8%

In the United States, new distributor enrollments, high retention and continued growth in the number of Master Affiliates and above continue to be key factors in our sales growth. In 2005, over 23,030 new distributors were enrolled in the United States, as compared to approximately 22,980 in 2004. Distributor retention in the United States was approximately 62.9% for 2005 compared to a rate of 57.7% for 2004. The number of distributors reaching Master Affiliate and above also continued to improve in the United States. In 2005, approximately 8,120 distributors qualified as new Master Affiliates and 61.6% of the Master Affiliates and above as of December 31, 2004 requalified as Master Affiliates and above during 2005. This compares to approximately 6,860 new Master Affiliates and a requalification rate of 61.2% in 2004.

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

Net sales in Canada decreased by 4.7% in 2005 compared to 2004. The decline in net sales was due in part to the decline in new distributor enrollments. New distributor enrollments were 489 in 2005 compared to 853 in 2004. When measured in local currency, Canadian net sales decreased by 11.1% in 2005 compared to 2004. Net income in Canada was $77,000 for 2005, compared to $249,000 in 2004.

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

We began operations in Germany in July 2005. We had net sales of approximately $320,000 during our first six months.

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

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales increased slightly to 40.0% for the year ended December 31, 2005 compared to 39.8% for the same period in 2004. The increase was due to changes made during the first quarter of 2005 to the distributor compensation plan in the Philippines and Mexico, resulting in commission payments being made on the full suggested retail value of the products sold. With these changes, commission payments are now uniform throughout our domestic and international markets.

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

During 2005, we incurred SGA expenses of approximately $645,000 in our most recent market entry, Germany. We began operations in Germany on July 18, 2005.

Interest Expense. Interest expense increased to $313,000 for the year ended December 31, 2005 compared to $243,000 for 2004. The increase is the result of higher interest rates on the term loan on our headquarters facility, coupled with additional interest expense incurred on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer/director and his wife. The interest rate on the term loan on our headquarters facility was a variable rate loan with interest equal to the prime rate. This loan was paid in full in June 2005. The note to purchase the stock owned by the former officer/director was for $3.5 million with an interest rate of 4.0% per year, of which $3.1 million was outstanding as of December 31, 2005. We also issued a note for $593,000 to the wife of the former officer and director, which was repaid immediately after its issuance.

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

Financial Condition, Liquidity and Capital Resources

We generated $9.0 million of net cash during 2006 from operating activities, $9.3 million was used in investing activities, and we generated $3.8 million in financing activities. This compares to $12.5 million of net cash provided by operating activities, $1.6 million used in investing activities, and $15.2 million used in financing activities in 2005. Cash and cash equivalents increased by $3.7 million to $9.3 million as of December 31, 2006 compared to December 31, 2005. We also have $7.9 million in short-term investments as of December 31, 2006.

Significant changes in working capital items consisted of a decrease in inventories of $897,000, a decrease in prepaid expenses and other current assets of $154,000, an increase in refundable income taxes of $260,000, and a decrease in income taxes payable of $822,000 in 2006. The decrease in inventory is a result of an effort to improve inventory turnover. The decrease in prepaid expenses/other current assets is due to the timing of deposits due on promotional trips due in 2006 compared to the prior year. The increase in refundable income taxes and the decrease in income taxes payable is the result of our income tax deposits being based on a higher projected pre-tax income for 2006 versus actual results.

Our net investing activities included $477,000, $1.6 million, and $1.8 million for capital expenditures in the years ended December 31, 2006, 2005 and 2004, respectively. Investing activities for 2006 also included a net purchase of $8.9 million in short and long-term investments. The short-term investments of $7.9 million are comprised of investment grade variable rate debt obligations issued by various state and municipal governments and certificates of deposit.  Long-term investments of $1.0 million represent an investment as a limited partner in a private equity fund.

Financing activities in 2006 included $11.9 million in net proceeds from the common stock offering that closed in April 2006, $1.7 million in common stock dividends paid, $3.6 million in our treasury stock purchases, $317,000 in proceeds from options and warrants exercised and excess tax benefits from stock-based compensation, and $3.1 million of principal payments made on long-term borrowings. These payments paid off the balance of a promissory note for the purchase of common stock from a former officer/director and his wife that occurred in March 2005. The most significant financing activity in 2005 was $13.8 million in purchases of treasury stock. Of the $13.8 million in stock purchases, $9.7 million was paid in cash and notes were issued for the remaining $4.1 million. As of December 31, 2005, $3.1 million of the notes was outstanding. The majority of this treasury stock was purchased from a former officer, a former officer/director and his wife, and three of our current officers and/or directors. In March 2005, we announced that our board of directors had approved a stock repurchase plan of our common stock of up to $15 million over the next three years. Approximately $4.3 million of stock was purchased in the open market during 2005. In June 2005, we also paid the remaining balance of the long-term debt on our headquarters facility totaling approximately $3.5 million. In 2005, we also paid $1.2 million in common stock dividends and received $274,000 in proceeds from the exercise of options and warrants. In 2004, we paid $975,000 for the redemption of preferred stock, $12,000 in preferred stock dividends and $1.0 million in common stock dividends. We also used $1.3 million to purchase treasury stock and received $292,000 in proceeds from the exercise of options and warrants. In 2004, all treasury stock was purchased from related parties.

Stockholders’ equity increased to $27.7 million at December 31, 2006 compared with $12.6 million at December 31, 2005. The increase is primarily due to the net proceeds of the stock offering of $11.9 million, our net income during 2006 of $7.9 million, less the treasury stock purchases and common stock dividends paid. Stockholders’ equity also increased by $122,000 and $1.4 million as the result of the tax benefit from the exercise of nonqualified options and warrants during the years ended December 31, 2006 and 2005, respectively.

Our working capital balance was $16.2 million at December 31, 2006 compared to $4.0 million at December 31, 2005. The current ratio at December 31, 2006 was 2.9 compared to 1.4 at previous year-end.

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

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility replaces the previous agreement with a $15 million limit, and expires in April 2008, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At December 31, 2006, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

Management believes that our internally generated funds and the borrowing capacity under the new revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2007.

Contractual Obligations

The table below presents our contractual obligations and commercial commitments as of December 31, 2006. This consists of our operating leases. For the operating leases, the amounts shown represent the future minimum payments under noncancelable leases with initial or remaining terms in excess of one year as of December 31, 2006.

(In Thousand $’s)	Less Than 1 year	1-3 years	3 - 5 years	More than 5 years	Total
Operating leases	51	51	—	—	102
Total Obligations	$51	$51	$—	$—	$102

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

In 2006, we adopted SFAS No. 151, “Inventory Costs,” (“SFAS 151”) which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as period charges, rather than as an inventory value. This standard also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Our pre-existing accounting policy for inventory valuation was generally consistent with this guidance, and therefore, the adoption of SFAS 151 did not have a significant impact on 2006 financial results.

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

Legal Proceedings

In the ordinary course of business, we are subject to various legal proceedings, including lawsuits and other claims related to labor, product and other matters. We are required to assess the likelihood of adverse judgments and outcomes to these matters as well as the range of potential loss. Such assessments are required to determine whether a loss contingency reserve is required under the provisions of SFAS No. 5, “Accounting for Contingencies,” and to determine the amount of required reserves, if any. These assessments are subjective in nature. Management makes these assessments for each individual matter based on consultation with outside counsel and based on prior experience with similar claims. To the extent additional information becomes available or our strategies or assessments change, our estimates of potential liability for a given matter may change. Changes to estimates of liability would result in a corresponding additional charge or benefit recognized in the statement of operations in the period in which such changes become known. We recognize the costs associated with legal defense in the periods incurred. Accordingly, the future costs of defending claims are not included in our estimated liability.

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

At December 31, 2006, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $2.4 million. These net operating loss carryforwards have various expiration dates, depending on the country in which they occurred. A valuation allowance of $2.3 million has been established for a portion of these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.

Newly Adopted Accounting Pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), we had adopted the disclosure-only provisions of SFAS No. 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. We adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

We used the Black-Scholes option pricing model to determine the fair value of stock options. As a result of adopting SFAS 123(R), we incurred employee stock-based compensation cost of $63,000, net of tax, for the year ended December 31, 2006. At December 31, 2006, we had no unrecognized compensation cost relating to stock options.

Accounting Pronouncements Not Yet Implemented

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). FIN No. 48 prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 is effective for us as of January 1, 2007. We are currently evaluating the impact of FIN No. 48 on our consolidated financial statements.

Item No. 7A - Quantitative And Qualitative Disclosures Regarding Market Risk

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

Net sales outside of the United States represented 10.0%, 9.7%, and 13.5% of total net sales in 2006, 2005, and 2004, respectively. Our primary exposures to adverse currency fluctuations would result in an increase in the cost of goods sold, relative to foreign net sales, as the vast majority of the products sold are purchased from the parent company in the United States, with prices denominated in U.S. dollars. As of December 31, 2006, we had a net investment in our foreign subsidiaries of $3.8 million (in U.S. dollars).

We have performed a sensitivity analysis as of December 31, 2006 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2006 for our foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in our net income of less than $50,000 and reduce the value of the net investment in the foreign subsidiaries by $384,000.

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as freestanding derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. We began 2006 holding Canadian forward exchange contracts totaling $978,000 with maturities through December 31, 2006, and a related cumulative expense of $59,000. At December 31, 2006, due to consistency in the United States - Canadian dollar exchange rate and our Canadian cash flows, we elected to no longer hold any Canadian forward exchange contracts. As of December 31, 2006, we had no hedging instruments in place to offset exposure to any foreign currencies for the countries in which we do business.

Interest Rate Risk

Our interest income is subject to interest rate risk. At December 31, 2006 we hold worldwide balances of cash, cash equivalents, and short-term investments totaling more than $17 million; a substantial portion of which is invested in U.S. based financial instruments. A significant portion of our U.S. held cash and cash equivalents balances earn overnight interest income at either the daily prevailing market rate or other short-term (30 days) variable rates. Our short-term investments consist of auction rate securities and other debt securities with interest rates that typically reset every 35 days or less and fixed-rate certificates of deposit with original maturities greater than 90 days but less than one year at date of purchase. Our primary objective of our interest income strategy is to preserve principal while maximizing yields, without significantly increasing risk. Utilizing an average fiscal year 2006 quarter-end balance comprised of U.S. held cash, cash equivalents, and short term investments, a hypothetical 1% change in interest rates could result in a change in our interest income of $112,000.

As noted above, our cash, cash equivalents, and short-term investments are generally invested in short-term variable rate financial instruments in which the interest rate resets every 35 days or less. As a result of these resetting variable rates, interest rates attributable to these investments typically approximate current market rates. Therefore, we believe our market risk to unrealized gains or losses on the carrying value of these investments is not significant.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Effectiveness of Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2006, which is included elsewhere in this annual report.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 24, 2007, which is expected to be filed with the Commission within 120 days after December 31, 2006.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 24, 2007, which is expected to be filed with the Commission within 120 days after December 31, 2006.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 24, 2007, which is expected to be filed with the Commission within 120 days after December 31, 2006.

Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 24, 2007, which is expected to be filed with the Commission within 120 days after December 31, 2006.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 24, 2007, which is expected to be filed with the Commission within 120 days after December 31, 2006.

PART IV

Item No. 15 - Exhibits and Financial Statement Schedules

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

10.2*	Montgomery Employment Agreement dated June 1, 1997 (incorporated by reference to Exhibit 10.6 to the Form 10-K of the Registrant for year ended December 31, 1997).

10.3*	Hastings Service Agreement dated June 1, 2002 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for quarter ended June 30, 2002).

10.4	Letter Agreement with Southwest Bank of St. Louis dated June 28, 2006 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended June 30, 2006).

10.5	Promissory Note with Southwest Bank of St. Louis dated June 28, 2006 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant for the quarter ended June 30, 2006).

10.6*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.7*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.8	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

10.9*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*
Stock Redemption Agreement with David G. Kreher and Pamela S. Kreher dated March 14, 2005 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.12*	Kreher Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.19 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.13*	R. Scott Montgomery Employment Agreement dated April 3, 2002 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for the year ended December 31, 2005).

10.14*	Ryan A. Montgomery Employment Agreement dated April 18, 2002 (incorporated by reference to Exhibit 10.17 to the Form 10-K of the Registrant for the year ended December 31, 2005).

10.15*	Steven G. Hastings Employment Agreement dated May 6, 2002 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2005).

10.16*	Split Dollar Agreement with R. Scott Montgomery dated May 1, 2006 (filed herewith).

10.17*	Split Dollar Agreement with Ryan A. Montgomery dated May 1, 2006 (filed herewith).

10.18*	Split Dollar Agreement with Steven G. Hastings dated May 1, 2006 (filed herewith).

10.19*	Split Dollar Agreement with Steven D. Albright dated May 1, 2006 (filed herewith).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan or arrangement.

(b)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.

(c)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV' INTERNATIONAL, INC.

By: /s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 15, 2007

By: /s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 15, 2007

By: /s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 15, 2007

By: /s/ Carl W. Hastings
Carl W. Hastings, Vice President, Director

Date: March 15, 2007

By: /s/ Donald L. McCain
Donald L. McCain, Director

Date: March 15, 2007

By: /s/ John B. Akin
John B. Akin, Director

Date: March 15, 2007

By: /s/ Robert M. Henry
Robert M. Henry, Director

Date: March 15, 2007

By: /s/ Denis St. John
Denis St. John, Director

Date: March 15, 2007

By: /s/ Michael D. Smith
Michael D. Smith, Director

Date: March 15, 2007

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

10.2*	Montgomery Employment Agreement dated June 1, 1997 (incorporated by reference to Exhibit 10.6 to the Form 10-K of the Registrant for year ended December 31, 1997).

10.3*	Hastings Service Agreement dated June 1, 2002 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for quarter ended June 30, 2002).

10.4	Letter Agreement with Southwest Bank of St. Louis dated June 28, 2006 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended June 30, 2006).

10.5	Promissory Note with Southwest Bank of St. Louis dated June 28, 2006 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant for the quarter ended June 30, 2006).

10.6*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.7*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.8	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

10.9*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*
Stock Redemption Agreement with David G. Kreher and Pamela S. Kreher dated March 14, 2005 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.12*	Kreher Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.19 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.13*	R. Scott Montgomery Employment Agreement dated April 3, 2002 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for the year ended December 31, 2005).

10.14*	Ryan A. Montgomery Employment Agreement dated April 18, 2002 (incorporated by reference to Exhibit 10.17 to the Form 10-K of the Registrant for the year ended December 31, 2005).

10.15*	Steven G. Hastings Employment Agreement dated May 6, 2002 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2005).

10.16*	Split Dollar Agreement with R. Scott Montgomery dated May 1, 2006 (filed herewith).

10.17*	Split Dollar Agreement with Ryan A. Montgomery dated May 1, 2006 (filed herewith).

10.18*	Split Dollar Agreement with Steven G. Hastings dated May 1, 2006 (filed herewith).

10.19*	Split Dollar Agreement with Steven D. Albright dated May 1, 2006 (filed herewith).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan or arrangement.

Reliv’ International, Inc.
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2006, 2005, and 2004

Contents

Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
Consolidated Statements of Income for the years ended
December 31, 2006, 2005, and 2004	F-5
Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2006, 2005, and 2004	F-6
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005, and 2004	F-7
Notes to Consolidated Financial Statements - December 31, 2006	F-9

Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2006, 2005, and 2004	F-30

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reliv’ International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in item 9a, that Reliv’ International, Inc. and Subsidiaries (Reliv’ International, Inc.) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliv’ International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Reliv’ International, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Reliv’ International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Reliv’ International, Inc. and Subsidiaries, and our report dated March 14, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 14, 2007

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,332,810	$5,653,594
Short-term investments	7,864,000	-
Accounts and notes receivable, less allowances of
$6,200 in 2006 and $39,700 in 2005	669,379	775,623
Accounts due from employees and distributors	223,246	152,760
Inventories:
Finished goods	2,752,770	3,569,449
Raw materials	1,337,661	1,441,107
Sales aids and promotional materials	687,790	573,900
Total inventories	4,778,221	5,584,456

Refundable income taxes	279,096	-
Prepaid expenses and other current assets	1,103,996	1,240,138
Deferred income taxes	594,430	452,430
Total current assets	24,845,178	13,859,001

Other assets	2,639,537	1,626,330
Accounts due from employees and distributors	362,959	355,651

Property, plant, and equipment	18,555,718	19,055,766
Less accumulated depreciation and amortization	9,121,172	8,915,325
	9,434,546	10,140,441

Total assets	$37,282,220	$25,981,423

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)
	December 31
	2006	2005
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,615,256	$8,158,770
Income taxes payable	-	820,246
Current maturities of long-term debt	-	916,244
Total current liabilities	8,615,256	9,895,260
Noncurrent liabilities:
Long-term debt, less current maturities	-	2,211,065
Noncurrent deferred income taxes	42,000	89,000
Other noncurrent liabilities	891,113	1,221,270
Total noncurrent liabilities	933,113	3,521,335
Stockholders’ equity:
Preferred stock, par value $0.001 per share;
3,000,000 shares authorized; -0- shares issued and
outstanding in 2006 and 2005	-	-
Common stock, par value $0.001 per share;
30,000,000 shares authorized, 16,730,465 shares
issued and 16,605,523 shares outstanding in 2006;
15,613,644 shares issued and 15,563,562
outstanding in 2005	16,731	15,614
Additional paid-in capital	34,732,421	22,972,463
Accumulated deficit	(5,336,866)	(9,252,413)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(540,653)	(669,346)
Treasury stock	(1,137,782)	(501,490)
Total stockholders’ equity	27,733,851	12,564,828
Total liabilities and stockholders’ equity	$37,282,220	$25,981,423

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Income
	Year ended December 31
	2006	2005	2004

Product sales	$105,497,420	$102,045,383	$87,565,109
Handling & freight income	11,969,737	11,519,781	9,417,324
Net sales	117,467,157	113,565,164	96,982,433

Costs and expenses:
Cost of products sold	19,519,904	19,264,347	16,662,935
Distributor royalties and commissions	47,127,026	45,479,062	38,622,537
Selling, general, and administrative	38,716,529	36,348,526	32,710,657
Income from operations	12,103,698	12,473,229	8,986,304

Other income (expense):
Interest income	692,595	238,473	118,467
Interest expense	(50,156)	(313,329)	(243,118)
Other income	256,966	101,043	146,036
Income before income taxes	13,003,103	12,499,416	9,007,689
Provision for income taxes	5,105,000	4,978,000	3,621,000
Net income	7,898,103	7,521,416	5,386,689

Preferred dividends accrued and paid	-	-	12,292
Net income available to common
shareholders	$7,898,103	$7,521,416	$5,374,397
Earnings per common share - Basic	$0.48	$0.47	$0.34
Weighted average shares	16,465,000	15,885,000	15,662,000

Earnings per common share - Diluted	$0.47	$0.46	$0.31
Weighted average shares	16,727,000	16,388,000	17,137,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehesive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

Balance at December 31, 2003	97,500	$975,000	15,143,961	$15,144	$18,684,338	$(5,878,869)	$(714,527)	2,737	$(8,708)	$13,072,378
Net income	-	-	-	-	-	5,386,689	-	-	-	5,386,689
Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	-	(43,804)	-	-	(43,804)
Total comprehensive income										5,342,885
Common stock dividends paid, $0.065 per share	-	-	-	-	-	(1,030,040)	-	-	-	(1,030,040)
Redemption of preferred stock	(97,500)	(975,000)	-	-	-	-	-	-	-	(975,000)
Preferred stock dividends paid	-	-	-	-	-	(12,292)	-	-	-	(12,292)
Warrants granted under DSPP/compensation shares	-	-	8,000	8	129,279	-	-	-	-	129,287
Common stock purchased for treasury	-	-	-	-	-	-	-	191,564	(1,293,980)	(1,293,980)
Retirement of treasury stock	-	-	(191,564)	(191)	(228,019)	(1,065,770)	-	(191,564)	1,293,980	-
Proceeds from sale of common stock	-	-	8,934	9	48,592	-	-	-	-	48,601
Options and warrants exercised	-	-	1,354,337	1,354	1,409,830	(1,119,429)	-	-	-	291,755
Tax benefit from exercise of options	-	-	-	-	2,617,159	-	-	-	-	2,617,159
Balance at December 31, 2004	-	-	16,323,668	16,324	22,661,179	(3,719,711)	(758,331)	2,737	(8,708)	18,190,753
Net income	-	-	-	-		7,521,416	-	-	-	7,521,416
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	88,985	-	-	88,985
Total comprehensive income										7,610,401
Common stock dividends paid, $0.075 per share	-	-	-	-	-	(1,188,288)	-	-	-	(1,188,288)
Warrants granted under DSPP	-	-	-	-	66,674	-	-	-	-	66,674
Common stock purchased for treasury	-	-	-	-	-	-	-	1,460,155	(13,790,375)	(13,790,375)
Retirement of treasury stock	-	-	(1,410,698)	(1,411)	(1,746,357)	(11,539,012)	-	(1,410,698)	13,286,780	-
Proceeds from sale of treasury stock	-	-	-	-	22,547	-	-	(2,112)	10,813	33,360
Options and warrants exercised	-	-	700,674	701	598,420	(326,818)	-	-	-	272,303
Tax benefit from exercise of options and warrants	-	-	-	-	1,370,000	-	-	-	-	1,370,000
Balance at December 31, 2005	-	-	15,613,644	15,614	22,972,463	(9,252,413)	(669,346)	50,082	(501,490)	12,564,828
Net income	-	-	-	-	-	7,898,103	-	-	-	7,898,103
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	128,693	-	-	128,693
Total comprehensive income										8,026,796
Common stock dividends paid, $0.100 per share	-	-	-	-	-	(1,675,582)	-	-	-	(1,675,582)
Warrants granted under DSPP	-	-	-	-	102,224	-	-	-	-	102,224
Employee stock-based compensation	-	-	-	-	62,991	-	-	-	-	62,991
Common stock purchased for treasury	-	-	-	-	-	-	-	416,487	(3,602,531)	(3,602,531)
Retirement of treasury stock	-	-	(341,627)	(342)	(707,608)	(2,258,289)	-	(341,627)	2,966,239	-
Proceeds from issuance of common stock, net	-	-	1,200,000	1,200	11,917,592	-	-	-	-	11,918,792
Options and warrants exercised	-	-	258,448	259	262,451	(48,685)	-	-	-	214,025
Tax benefit from exercise of options and warrants	-	-	-	-	122,308	-	-	-	-	122,308
Balance at December 31, 2006	-	$-	16,730,465	$16,731	$34,732,421	$(5,336,866)	$(540,653)	124,942	$(1,137,782)	$27,733,851

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
Operating activities
Net income	$7,898,103	$7,521,416	$5,386,689
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,243,407	1,417,166	1,209,577
Stock-based compensation	165,215	66,674	129,287
Tax benefit from exercise of options	-	1,370,000	2,617,159
Deferred income taxes	(189,000)	(366,000)	220,332
Foreign currency transaction (gain)/loss	(194,760)	268,436	(99,628)
(Increase) decrease in accounts and notes receivable	52,869	(108,587)	(275,604)
(Increase) decrease in inventories	896,792	327,447	(1,210,461)
(Increase) decrease in refundable income taxes	(260,035)	1,288,260	(1,288,260)
(Increase) decrease in prepaid expenses and other
current assets	154,428	(173,057)	(320,920)
Increase in other assets	(49,677)	(465,991)	(403,690)
Increase in accounts payable and accrued expenses	63,346	538,723	1,549,544
Increase (decrease) in income taxes payable	(821,571)	819,344	(146,683)
Net cash provided by operating activities	8,959,117	12,503,831	7,367,342
Investing activities
Proceeds from sale of property, plant, and equipment	97,117	148,506	119,609
Purchase of property, plant, and equipment	(572,748)	(1,710,523)	(1,870,632)
Purchase of investments, net	(8,864,000)	-	-
Net cash used in investing activities	(9,339,631)	(1,562,017)	(1,751,023)
Financing activities
Principal payments on long-term borrowings and line of
credit	(3,127,344)	(3,655,514)	(433,116)
Principal payments under capital lease obligations	-	-	(5,750)
Net proceeds from issuance of common stock	11,918,792	-	48,601
Redemption of preferred stock	-	-	(975,000)
Preferred stock dividends paid	-	-	(12,292)
Common stock dividends paid	(1,675,582)	(1,188,288)	(1,030,040)
Proceeds from options and warrants exercised	214,025	273,520	291,754
Excess tax benefits from stock-based compensation	103,182	-	-
Purchase of stock for treasury	(3,602,531)	(10,690,375)	(1,293,980)
Proceeds from sale of treasury stock	-	33,360	-
Net cash provided by (used in) financing activities	3,830,542	(15,227,297)	(3,409,823)
Effect of exchange rate changes on cash and cash
equivalents	229,188	(212,426)	42,499
Increase (decrease) in cash and cash equivalents	3,679,216	(4,497,909)	2,248,995
Cash and cash equivalents at beginning of year	5,653,594	10,151,503	7,902,508
Cash and cash equivalents at end of year	$9,332,810	$5,653,594	$10,151,503

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)
	Year ended December 31
	2006	2005	2004

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$81,156	$300,329	$267,926

Income taxes	$6,262,000	$1,838,000	$2,144,000

Noncash investing and financing transactions:
Issuance of promissory notes for purchase
of stock for treasury	$-	$4,050,000	$-

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

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

In 2006, the Company adopted SFAS No. 151, “Inventory Costs” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as period charges, rather than as an inventory value. This standard also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company’s pre-existing accounting policy for inventory valuation was generally consistent with this guidance, and therefore, the adoption of SFAS No. 151 did not have a significant impact on 2006 financial results.

Property, Plant, and Equipment

Property, plant, and equipment are stated on the cost basis. Depreciation is computed using the straight-line or an accelerated method over the useful life of the related assets. Generally, computer equipment and software are depreciated over 5 years, office equipment and machinery over 7 years, and real property over 39 years.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The transaction (gains) losses were ($194,760), $268,436, and ($99,628) for 2006, 2005, and 2004, respectively.

Revenue Recognition

The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. Net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped, as this is the point title and risk of loss pass. In accordance with EITF 01-09, the Company presents distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor.

Actual and estimated returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company records handling and freight income as a component of net sales and records handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting applicable sales taxes.

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income result from financial statement accruals and reserves and differences between depreciation for book and tax purposes.

Basic and Diluted Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock. See Note 8 for additional information regarding earnings per share.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has a stock option plan for employees and eligible directors allowing for incentive and non-qualified stock options, which are described more fully in Note 7. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in the years ended December 31, 2005 and 2004 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock options prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model.

	Year ended December 31
	2005	2004
Basic:
Net income available to common
shareholders, as reported	$7,521,416	$5,374,397
Deduct: total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effects	1,645,036	52,125
Pro forma net income available to common
shareholders	$5,876,380	$5,322,272

Diluted:
Net income available to common shareholders,
as reported	$7,521,416	$5,386,689
Deduct: total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effects	1,645,036	52,125
Pro forma net income available to common
shareholders	$5,876,380	$5,334,564

Earnings per share:
Basic—as reported	$0.47	$0.34
Basic—pro forma	$0.37	$0.34

Diluted—as reported	$0.46	$0.31
Diluted—pro forma	$0.36	$0.31

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

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $81,000, $52,000, and $64,000 of advertising expense in 2006, 2005, and 2004, respectively.

Research and Development Expenses

Research and development expenses which are charged to selling, general, and administrative expenses as incurred were $437,000, $558,000, and $525,000 in 2006, 2005, and 2004, respectively.

Cash Equivalents

The Company's policy is to consider the following as cash and cash equivalents: demand deposits, short-term investments with a maturity of three months or less when purchased, and highly liquid debt securities with insignificant interest rate risk and with original maturities from the date of purchase of generally three months or less.

Short-Term Investments

Short-term investments, categorized as available-for-sale, are comprised of investment grade variable rate debt obligations issued by various state and municipal governments. Accordingly, investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 35 days or less. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities and therefore classifies them as current assets. As a result of the resetting variable rates, no cumulative gross unrealized or realized holding gains or losses are recognized from these investments. In accordance with management’s objective for their available-for-sale investments, each reset of the variable interest rate is not considered a sale and subsequent repurchase. Accordingly, this activity is presented net in the consolidated statements of cash flows.

Short-term investments also include certificates of deposit with original maturities at acquisition ranging from greater than ninety days and less than one year. Income generated from all short-term investments is presented as interest income in the consolidated statements of income.

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

New Accounting Pronouncements

Uncertain Tax Positions

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the Company, FIN No. 48 is effective as of January 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

Fair Value Positions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 and has not yet determined the impact on its financial statements.

Reclassifications

In previous years, in addition to the required disclosure of "net sales," the Company reported "sales at suggested retail," representing the gross sales amount reflected on the Company's invoices to distributors before "distributor allowances." In the current year, the Company has reclassified the presentation of "net sales" by presenting "product sales" and "handling & freight income." Handling and freight income represents the amounts billed to distributors for shipping costs. Product sales represent the actual product purchase price typically paid by the Company's distributors, after giving effect to distributor allowances, which range from 20% to 40% of suggested retail prices. Subsequent to this classification, net sales represent product sales and handling & freight income.

To conform to the 2006 presentation, previously reported 2005 and 2004 amounts for other income have been reclassified to interest income and other income within the consolidated statements of income.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2006 and 2005, consist of the following:

	2006	2005

Land	$829,222	$829,222
Building	9,565,221	9,553,311
Machinery and equipment	4,199,714	4,736,274
Office equipment	1,520,297	1,400,544
Computer equipment and software	2,441,264	2,536,415
	18,555,718	19,055,766
Less accumulated depreciation and amortization	9,121,172	8,915,325
	$9,434,546	$10,140,441

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2006 and 2005, consist of the following:
	2006	2005

Trade payables	$3,824,951	$3,165,871
Distributors' commissions	3,449,687	3,578,405
Sales taxes	421,923	518,870
Interest expense	-	31,000
Payroll and payroll taxes	918,695	864,624
	$8,615,256	$8,158,770

4. Short-Term Borrowings

On June 28, 2006, the Company entered into a new revolving loan agreement with its primary lender. The new agreement has an effective date of April 30, 2006 and replaces the prior revolving loan agreement with the same lender. Under the new agreement, the lender agreed to provide a line of credit for the Company in the amount of $5 million, reduced from $15 million under the prior agreement.

This new revolving line of credit facility expires on April 30, 2008, and any advances accrue interest at a variable interest rate based on LIBOR. Similar to the previous facility, the new facility includes covenants to maintain total stockholders' equity of not less than $10.5 million, and that borrowings under the facility shall not exceed EBITDA by a ratio of 3.5:1. A commitment fee in an amount equal to 0.25% per year is payable quarterly on the average daily-unused portion of the revolver. At December 31, 2006, the Company had not utilized any of the new revolving line of credit facility and was in compliance with the minimum stockholders' equity covenant.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Long-Term Debt

Long-term debt at December 31, 2006 and 2005, consists of the following:

	2006	2005

Promissory note payable to a former officer/director payable in annual installments thru 2008, interest payable quarterly at 4% per
annum (see Note 15)	$-	$3,100,000

Notes payable - primarily vehicle loans	-	27,309
	-	3,127,309
Less current maturities	-	916,244
	$-	$2,211,065

6. Investments

Available-for-Sale Investments

Available-for-sale investments at December 31, 2006 are as follows:

	Cost	Unrealized gains / (losses)	Recorded basis	Cash and cash equivalents	Short-term investments

Cash	$7,382,810	$-	$7,382,810	$7,382,810	$-
Municipal securities	5,000,000	-	5,000,000	-	5,000,000
Commercial paper	1,950,000	-	1,950,000	1,950,000	-
Certificates of deposit	1,924,000	-	1,924,000	-	1,924,000
Industrial revenue bonds	940,000	-	940,000	-	940,000
	$17,196,810	$-	$17,196,810	$9,332,810	$7,864,000

Other Investment

In June 2006, the Company contributed $1,000,000 as a limited partner in a private equity fund. In accordance with EITF Topic D-46, “Accounting for Limited Partnership Investments,” the Company accounts for its investment under the equity method. Under this method, the Company’s proportionate share of partnership income (loss) is recorded to other income (expense) with a corresponding increase (decrease) in the carrying value of its investment. For the year ended December 31, 2006, the Company’s partnership income was $32,000. The carrying value of this investment is included in “Other Assets” in the accompanying consolidated balance sheets.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Investments (continued)

Other-Than-Temporary Impairment

All of the Company’s available-for-sale and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in other income (expense), and a new cost basis in the investment is established. For the year ended December 31, 2006, a review of the Company’s investments has not resulted in any impairment.

7. Stockholders’ Equity

Stock Options

On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

The Company sponsors a stock option plan (the “2003 Plan”) allowing for incentive stock options and non-qualified stock options to be granted to employees and eligible directors. The plan has been approved by the stockholders of the Company. The 2003 Plan provides that 1,000,000 shares may be issued under the plan at an option price not less than the fair market value of the stock at the time the option is granted. The 2003 Plan expires on March 20, 2013. The options vest pursuant to the schedule set forth for the plan. In 2005, the Company issued grants of 543,000 shares under the 2003 Plan. The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant. Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants. There were no stock option grants made during 2006. As of December 31, 2006, as adjusted for forfeitures, 480,000 shares remain available for grant under the 2003 Plan.

The fair value of the options granted in 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.02% to 4.31%; dividend yield ranging from 0.55% to 0.80%; volatility factor of the expected price of the Company’s stock ranging from 0.448 to 0.516; and a weighted average expected life of 7.0 years. The weighted average fair value of the options granted during 2005 was $4.19 per share.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

There were no options granted during the years ended December 31, 2004, 2003, and 2002. Upon adoption of SFAS No. 123(R) on January 1, 2006, there existed 128,720 unexercised stock options from grants made in 2001 under a prior stock option plan. The fair value of options granted in 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 4.78%; dividend yield of zero; volatility factor of the expected price of the Company’s stock of 0.729; and a weighted average expected life of 4.51 years. The weighted average fair value of options granted during 2001 was $0.42. As of December 31, 2006, all stock options granted in 2001 were vested and have either been exercised or expired.

Compensation cost for the stock option plans was approximately $63,000 for the year ended December 31, 2006 and has been recorded in selling, general, and administrative expense. As of December 31, 2006, there was no unrecognized compensation cost related to stock options.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding beginning of the year	813,074	$5.57	985,114	$0.73	2,413,433	$0.91
Granted	-		543,000	7.97	-
Exercised	(247,457)	0.74	(710,286)	0.72	(1,428,319)	1.04
Forfeited	(45,617)	4.39	(4,754)	0.71	-

Outstanding at end of year	520,000	$7.96	813,074	$5.57	985,114	$0.73

Exercisable at end of year	520,000		684,354		727,676

	As of December 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$7.92 - $8.68	520,000	8.05	$7.96	520,000	$7.96

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock options exercised for the years ended December 31 follows:

	Year ended December 31
	2006	2005	2004

Stock Options Exercised:
Intrinsic value	$2,262,000	$5,557,000	$10,155,000
Actual tax benefit realized	108,000	1,342,000	2,441,000
Cash received	121,000	143,000	179,000

Of the options exercised in 2006, 81,789 shares were paid with 6,537 mature shares of Company stock, owned six months or greater. In 2005, options for 523,344 were paid with 44,960 mature shares. In 2004, options for 1,183,438 shares were paid with 157,656 mature shares. These shares tendered as payment were valued at the fair market price on the date of exercise.

The intrinsic value for stock options outstanding at December 31, 2006 was $372,000 with a weighted average remaining life of 8.05 years.

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company’s common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company’s common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company’s common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999, and a total of 28,995, 25,303, and 22,959 warrants were issued during the years ended December 31, 2006, 2005, and 2004, respectively. The warrants are fully vested upon grant. The weighted average fair values of warrants granted during 2006, 2005, and 2004 were $2.76, $4.04, and $2.94 per share, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

The Company records expense under the fair value method of SFAS No. 123(R) for warrants granted to distributors. Total expense recorded for these warrants was $102,224, $66,674, and $77,367 in 2006, 2005, and 2004, respectively. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2006	2005	2004

Expected warrant life (years)	2.5	2.5	2.5
Risk-free weighted average interest rate	4.74%	4.37%	3.08%
Stock price volatility	0.476	0.448	0.516
Dividend yield	1.0%	0.6%	0.8%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:
	2006		2005		2004
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding beginning of the year	66,719	$9.47	76,852	$5.70	137,957	$2.51
Granted	28,995	8.68	25,303	13.18	22,959	8.94
Exercised	(17,528)	5.28	(35,347)	3.94	(83,675)	1.35
Forfeited	(2,044)	5.12	(89)	3.73	(389)	0.84

Outstanding at end of year	76,142	$10.25	66,719	$9.47	76,852	$5.70

Exercisable at end of year	76,142		66,719		76,852

	As of December 31, 2006
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 8.68	28,995	3.00	$8.68	28,995	$8.68
$ 8.94	21,844	1.00	8.94	21,844	8.94
$13.18	25,303	2.00	13.18	25,303	13.18
$8.68 - $13.18	76,142	2.09	$10.25	76,142	$10.25

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock warrants exercised for the years ended December 31 follows:

	Year ended December 31
	2006	2005	2004
Stock Warrants Exercised:
Intrinsic value	$78,000	$212,000	$509,000
Actual tax benefit realized	14,000	28,000	176,000
Cash received	93,000	131,000	113,000

The intrinsic value for stock warrants outstanding at December 31, 2006 was $-0- with a weighted average remaining life of 2.09 years.

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

The Company used a portion of the net proceeds from the offering for the repayment of long-term debt and intends to use the remaining net proceeds for general corporate purposes, including working capital, continued domestic and international growth, and for possible product acquisitions. Net proceeds to the Company from the offering, after reduction for the underwriters' fees and other offering expenses, were $11,919,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Sale of Preferred Stock

On March 31, 2003, the Company sold an aggregate of 150,000 shares of preferred stock to three executive officers/directors. The "Series A Preferred Stock" ("Preferred Stock"), was designated by the Company's Board of Directors out of the 3,000,000 previously authorized shares of $0.001 par value preferred stock. Each of the preferred stockholders purchased 50,000 shares of Preferred Stock for $500,000 ($10.00 per share).

The preferred stockholders were entitled to receive dividends at an annual rate of 6% of the shares' purchase price. These dividends accrued on a daily basis and were payable quarterly when declared by the Company's Board of Directors. All dividends on shares of Preferred Stock were cumulative.

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

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2006	2005	2004
Numerator:
Numerator for basic and diluted earnings per
share - net income available to common
shareholders	$7,898,103	$7,521,416	$5,374,397
Effect of convertible preferred stock:
Dividends on preferred stock	-	-	12,292
Numerator for diluted earnings per share	$7,898,103	$7,521,416	$5,386,689
Denominator:
Denominator for basic earnings per share -
weighted average shares	16,465,000	15,885,000	15,662,000
Effect of convertible preferred stock and
dilutive securities:
Convertible preferred stock	-	-	52,000
Employee stock options and warrants	262,000	503,000	1,423,000
Denominator for diluted earnings per share -
adjusted weighted average shares	16,727,000	16,388,000	17,137,000

Basic earnings per share	$0.48	$0.47	$0.34
Diluted earnings per share	$0.47	$0.46	$0.31

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Earnings per Share (continued)

For the year ended, December 31, 2006, warrants to purchase 25,303 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.

9. Leases

The Company leases certain office facilities, storage, equipment, and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2006:

2007	$50,579
2008	23,688
2009	19,416
2010	8,090
2011	-
$101,773

Rent expense for all operating leases was $62,392, $57,632, and $75,529 for the years ended December 31, 2006, 2005, and 2004, respectively.

10. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are approximately as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$9,332,810	$9,332,810	$5,654,000	$5,654,000
Short-term investments	7,864,000	7,864,000	-	-
Long-term debt, including
current maturities	-	-	3,127,000	3,077,000

The carrying amount of cash equivalents and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of long-term debt obligations was estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Derivative Financial Instruments

The Company has various transactions with its foreign subsidiaries that are denominated in U.S. dollars and are subject to foreign currency exchange risk on these transactions.

The Company from time to time uses foreign currency exchange contracts to reduce its exposure to fluctuations in foreign exchange rates. The Company bases these contracts on the amount of cash flows that it expects to be remitted to the United States from its foreign operations and does not use such derivative financial instruments for trading or speculative purposes. The Company accounts for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts as of the balance sheet dates are recorded as other income and expense in the consolidated statements of income.

At December 31, 2005, the Company held forward exchange contracts totaling $978,000 with maturities through December 2006. All such contracts were denominated in Canadian Dollars. At December 31, 2006, the Company no longer held any forward exchange contracts. The aggregate accrued loss on these contracts was $-0-, and $59,000 as of December 31, 2006, and 2005, respectively. The increase (decrease) in the aggregate accrued loss on these contracts was ($59,000), ($42,000), and $55,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

12. Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31
	2006	2005	2004

United States	$15,803,248	$15,186,474	$9,548,384
Foreign	(2,800,145)	(2,687,058)	(540,695)
	$13,003,103	$12,499,416	$9,007,689

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Income Taxes (continued)

The components of the provision for income taxes are as follows:

	Year ended December 31
	2006	2005	2004
Current:
Federal	$4,340,000	$4,594,000	$2,963,000
State	924,000	705,000	392,000
Foreign	30,000	45,000	44,000
Total current	5,294,000	5,344,000	3,399,000
Deferred:
Federal	(168,000)	(327,000)	138,000
State	(21,000)	(39,000)	18,000
Foreign	-	-	66,000
Total deferred	(189,000)	(366,000)	222,000
	$5,105,000	$4,978,000	$3,621,000

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 35%, 34%, and 34% for 2006, 2005, and 2004, respectively. The reasons for these differences are as follows:

	Year ended December 31
	2006	2005	2004

Income taxes at U.S. statutory rate	$4,524,000	$4,250,000	$3,063,000
Impact of graduated federal taxes	(103,000)	-	-
State income taxes, net of federal benefit	727,000	666,000	410,000
Effect of foreign losses without an income
tax benefit	-	50,000	126,000
Foreign corporate income taxes	30,000	45,000	45,000
Executive life insurance expense	16,000	33,000	8,000
Meals and entertainment	68,000	41,000	40,000
Extraterritorial income exclusion	(27,000)	(33,000)	(68,000)
Qualified production activities
income - American Jobs Creation Act	(99,000)	(73,000)	-
Other	(31,000)	(1,000)	(3,000)
	$5,105,000	$4,978,000	$3,621,000

Reliv’ International, Inc. and Subsidiaries

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

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2006 and 2005, are as follows:

	2006	2005
Deferred tax assets:
Product refund reserve	$162,000	$145,000
Inventory obsolescence reserve	13,000	60,000
Vacation accrual	23,000	21,000
Compensation expense for warrants granted	64,000	42,000
Organization costs	96,000	70,000
Deferred compensation	393,000	406,000
Sales incentives	129,000	-
Miscellaneous accrued expenses	58,430	39,430
Foreign net operating loss carryforwards	2,393,000	1,813,000
Valuation allowance	(2,344,000)	(1,764,000)
	987,430	832,430
Deferred tax liabilities:
Depreciation	435,000	469,000
Net deferred tax assets (liabilities)	$552,430	$363,430

The Company has a deferred tax asset of $2,393,000, as of December 31, 2006, and $1,813,000 as of December 31, 2005, relating to foreign net operating loss carryforwards. The Company has recorded a valuation allowance to the extent that it is more likely than not that this asset will not be realized before it expires beginning in 2007.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. One provision of the Act provides for a special one-time deduction of 85% of certain repatriated foreign earnings. The Company did not take advantage of this special provision. Through December 31, 2006, the Company has not recorded a provision for income taxes on the earnings of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside the U.S. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $40,000 at December 31, 2006.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches a percentage of the employee’s contribution at a rate of 50% in 2006 and 75% in 2005 and 2004. Company contributions under the 401(k) plan totaled $283,000, $384,000, and $337,000 in 2006, 2005, and 2004, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. For the year ended December 31, 2006, ESOP contribution expense was $250,000.

14. Incentive Compensation Plans

In July 2001, the Board of Directors approved an incentive compensation plan effective for fiscal years beginning with 2001. Under the plan, the Company established a bonus pool payable on a semi-annual basis equal to 25% of the net income of the Company. Bonuses are payable on all profits, but only if the net income for each six-month period exceeds $250,000. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company expensed a total of $2,113,400, $2,141,500, and $1,580,000 to the participants of the bonus pool for 2006, 2005, and 2004, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2006, 2005, and 2004, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant.

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

In March 2005, the Company entered into a stock redemption agreement with an officer/director and his spouse (collectively “Seller”). Under the stock redemption agreement, the Company issued promissory notes (“Notes”) totaling $4,050,000 to the Seller in exchange for 450,000 shares of the Company’s common stock ($9.00 per share) owned by the Seller. Interest, at 4% per annum, accrued on the outstanding balance of the Notes and was payable quarterly. In 2005, the Company made principal payments on the Notes totaling $950,000 resulting in a December 31, 2005 outstanding balance due on the Notes of $3,100,000. In 2006, the Company made scheduled principal payments and principal prepayments (without penalty) on the Notes totaling $3,100,000 resulting in a December 31, 2006 outstanding balance due on the Notes of $-0-.

An officer/director of the Company is of counsel in a law firm which provides legal services to the Company. During the year ended December 31, 2006, the Company incurred legal fees to this firm of approximately $114,000. Previously, this officer/director was a principal at another law firm. During the years ended December 31, 2005 and 2004, the Company incurred legal fees to his firm of approximately $41,000 and $182,000, respectively.

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

Geographic area data for the years ended December 31, 2006, 2005, and 2004, follows:

	2006	2005	2004

Net sales to external customers
United States	$105,783,642	$102,549,244	$83,873,430
Australia/New Zealand	2,550,086	2,215,465	2,542,695
Canada	1,637,999	1,667,555	1,750,704
Mexico	1,433,462	1,607,473	2,634,394
United Kingdom	1,234,976	846,273	545,534
Malaysia/Singapore	1,804,704	2,031,045	2,770,664
Philippines	2,197,813	2,328,178	2,865,012
Germany	824,475	319,931	-
Total net sales	$117,467,157	$113,565,164	$96,982,433
Assets by area
United States	$32,438,453	$20,920,384	$25,315,646
Australia/New Zealand	500,916	670,787	754,089
Canada	134,859	176,760	221,160
Mexico	1,250,811	1,323,482	1,834,229
United Kingdom	283,884	195,399	273,408
Malaysia/Singapore	1,209,616	1,414,909	1,716,929
Philippines	977,034	764,471	881,206
Germany	486,647	515,231	-
Total consolidated assets	$37,282,220	$25,981,423	$30,996,667

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Segment Information (continued)

The Company classifies its sales into three categories of products. Net sales by product category data for the years ended December 31, 2006, 2005, and 2004, follow:

	2006	2005	2004

Net sales by product category
Nutritional and dietary supplements	$102,295,598	$99,254,075	$83,982,424
Skin care products	1,119,836	1,131,012	1,229,187
Sales aids and other	2,081,986	1,660,296	2,353,498
Handling & freight income	11,969,737	11,519,781	9,417,324
Total net sales	$117,467,157	$113,565,164	$96,982,433

17. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2006
Net sales	$31,195	$27,849	$29,779	$28,644
Gross profit	$26,113	$23,126	$24,828	$23,880
Net income	$2,450	$1,620	$1,804	$2,024
Net income available to
common shareholders	$2,450	$1,620	$1,804	$2,024
Earnings per share:
Basic	$0.16	$0.10	$0.11	$0.12
Diluted	$0.15	$0.09	$0.11	$0.12

2005
Net sales	$28,979	$28,546	$28,555	$27,485
Gross profit	$24,036	$23,835	$23,681	$22,749
Net income	$2,063	$1,979	$1,668	$1,811
Net income available to
common shareholders	$2,063	$1,979	$1,668	$1,811
Earnings per share:
Basic	$0.13	$0.12	$0.11	$0.11
Diluted	$0.12	$0.12	$0.11	$0.11

Reliv’ International, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the years ended December 31, 2006, 2005, and 2004

Column A	Column B	Column C		Column E		Column F
	Balance at	Charged to				Balance
	Beginning of	Costs and		Deductions		at End
Classification	Year	Expenses		Describe		of Year
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$39,700	$19,700		$53,200	(1)	$6,200
Reserve for obsolete inventory	158,000	81,800		207,000	(2)	32,800
Liability accounts:
Reserve for refunds	382,000	1,368,700	(3)	1,329,700	(3)	421,000

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$11,500	$73,700		$45,500	(1)	$39,700
Reserve for obsolete inventory	12,000	150,400		4,400	(2)	158,000
Liability accounts:
Reserve for refunds	257,000	1,363,500	(3)	1,238,500	(3)	382,000

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$8,600	$55,300		$52,400	(1)	$11,500
Reserve for obsolete inventory	46,800	(7,200)		27,600	(2)	12,000
Liability accounts:
Reserve for refunds	150,000	879,000	(3)	772,000	(3)	257,000

(1) Uncollectible accounts written off, net of recoveries.

(2) Disposal of obsolete inventory.

(3) Amounts refunded, net of salable amounts returned are shown as a reduction of net sales.