Form 10-Q
period 2007-03-31
RELIV INTERNATIONAL INC
filed 2007-05-07
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock as of May 1, 2007 was 16,198,205 (excluding treasury shares).

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	12
Item No. 4	Controls and Procedures	12

PART II - OTHER INFORMATION

Item No. 1A	Risk Factors	13
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item No. 6	Exhibits	13

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	March 31	December 31
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,228,771	$9,332,810
Short-term investments	8,864,000	7,864,000
Accounts and notes receivable, less allowances of
$7,000 in 2007 and $6,200 in 2006	988,379	669,379
Accounts due from employees and distributors	216,319	223,246
Inventories
Finished goods	2,727,581	2,752,770
Raw materials	1,616,802	1,337,661
Sales aids and promotional materials	789,709	687,790
Total inventories	5,134,092	4,778,221

Refundable income taxes	-	279,096
Prepaid expenses and other current assets	1,601,509	1,103,996
Deferred income taxes	489,430	594,430
Total current assets	27,522,500	24,845,178

Other assets	2,950,835	2,639,537
Accounts due from employees and distributors	341,028	362,959

Property, plant and equipment:
Land	829,222	829,222
Building	9,588,011	9,565,221
Machinery & equipment	3,975,958	4,199,714
Office equipment	1,528,545	1,520,297
Computer equipment & software	2,420,076	2,441,264
	18,341,812	18,555,718
Less: Accumulated depreciation	9,048,814	9,121,172
Net property, plant and equipment	9,292,998	9,434,546

Total assets	$40,107,361	$37,282,220

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2007	2006
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,830,191	$3,824,951
Distributors commissions payable	4,492,138	3,449,687
Sales taxes payable	464,961	421,923
Payroll and payroll taxes payable	1,064,097	918,695
Total accounts payable and accrued expenses	10,851,387	8,615,256

Income taxes payable	1,063,087	-
Total current liabilities	11,914,474	8,615,256

Noncurrent liabilities:
Deferred income taxes	34,000	42,000
Other non-current liabilities	1,083,265	891,113
Total noncurrent liabilities	1,117,265	933,113

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2007 and 2006	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 16,736,238 shares issued and 16,273,788
shares outstanding as of 3/31/2007; 16,730,465 shares
issued and 16,605,523 shares outstanding as of 12/31/2006	16,737	16,731
Additional paid-in capital	34,798,886	34,732,421
Accumulated deficit	(2,716,617)	(5,336,866)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(534,616)	(540,653)
Treasury stock	(4,488,768)	(1,137,782)

Total stockholders' equity	27,075,622	27,733,851

Total liabilities and stockholders' equity	$40,107,361	$37,282,220

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended March 31
	2007	2006

Product sales	$31,397,966	$28,041,335
Handling & freight income	3,565,679	3,154,017

Net sales	34,963,645	31,195,352

Costs and expenses:
Cost of products sold	6,061,392	5,082,181
Distributor royalties and commissions	13,928,563	12,627,032
Selling, general and administrative	11,029,850	9,466,741

Total costs and expenses	31,019,805	27,175,954

Income from operations	3,943,840	4,019,398

Other income (expense):
Interest income	212,602	84,676
Interest expense	(126)	(34,441)
Other income	96,933	60,636

Income before income taxes	4,253,249	4,130,269
Provision for income taxes	1,633,000	1,680,000

Net income	$2,620,249	$2,450,269

Earnings per common share - Basic	$0.16	$0.16
Weighted average shares	16,431,000	15,569,000

Earnings per common share - Diluted	$0.16	$0.15
Weighted average shares	16,580,000	15,981,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2007	2006

Operating activities:
Net income	$2,620,249	$2,450,269
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	248,760	315,325
Stock-based compensation	20,006	29,060
Deferred income taxes	97,000	11,000
Foreign currency transaction (gain)/loss	(35,525)	(10,304)
(Increase) decrease in accounts and notes receivable	(288,514)	45,105
(Increase) decrease in inventories	(338,981)	415,004
(Increase) decrease in refundable income taxes	279,096	-
(Increase) decrease in prepaid expenses
and other current assets	(493,676)	(764,700)
(Increase) decrease in other assets	(320,424)	(298,705)
Increase (decrease) in accounts payable and accrued expenses	2,415,931	1,285,994
Increase (decrease) in income taxes payable	1,062,405	889,022

Net cash provided by operating activities	5,266,327	4,367,070

Investing activities:
Proceeds from the sale of property, plant and equipment	1,192	5,835
Purchase of property, plant and equipment	(97,087)	(121,764)
Purchase of investments, net	(1,000,000)	-

Net cash used in investing activities	(1,095,895)	(115,929)

Financing activities:
Principal payments on long-term borrowings	-	(904,339)
Proceeds from options and warrants exercised	46,465	14,510
Purchase of stock for treasury	(3,350,986)	-

Net cash used in financing activities	(3,304,521)	(889,829)

Effect of exchange rate changes on cash and cash equivalents	30,050	(16,042)

Increase in cash and cash equivalents	895,961	3,345,270

Cash and cash equivalents at beginning of period	9,332,810	5,653,594

Cash and cash equivalents at end of period	$10,228,771	$8,998,864

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2007

Note 1--	Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which primarily include normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2006, filed March 15, 2007 with the Securities and Exchange Commission. The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted a new financial accounting standard at the beginning of its 2007 fiscal year concerning its income tax accounting which is discussed in Note 5. This new standard was adopted prospectively and comparative periods were not restated.

Note 2--	Recent Accounting Standards Pending Adoption

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities, and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement as of January 1, 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 and has not yet determined the impact on its financial statements.

Note 3--	Comprehensive Income

Total comprehensive income was $2,626,286 and $2,448,041 for the three months ended March 31, 2007 and 2006, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2007

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31
	2007	2006
Numerator:
Net income	$2,620,249	$2,450,269

Denominator:
Denominator for basic earnings per
share--weighted average shares	16,431,000	15,569,000
Dilutive effect of employee stock options
and other warrants	149,000	412,000

Denominator for diluted earnings per
share--adjusted weighted average shares	16,580,000	15,981,000

Basic earnings per share	$0.16	$0.16
Diluted earnings per share	$0.16	$0.15

Warrants to purchase 25,303 of common stock for the three months ended March 31, 2007 were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Note 5--	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in its estimated liability for unrecognized income tax benefits. At March 31, 2007, the Company had unrecognized tax benefits, including estimated interest and penalties thereon, totaling $140,000. This amount is included in “Other non-current liabilities” in the consolidated balance sheet. There has been no material change in this amount during the three months ended March 31, 2007. In 2007, the Company is continuing its practice to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company, including its domestic and foreign subsidiaries, is subject to U.S federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2002 and substantially concluded years through 2005 with its primary state jurisdiction.

FORWARD-LOOKING STATEMENTS

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007, as the same may be updated or amended in our quarterly reports on Form 10-Q.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 91.2% of worldwide net sales for the three months ended March 31, 2007 and 91.5% of worldwide net sales for the three months ended March 31, 2006. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. We also operate on a limited basis in Austria and the Netherlands from our German office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2007, consisted of approximately 68,690 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

      The following table sets forth selected results of our operations expressed as a percentage of net sales for the three months ended March 31, 2007 and 2006. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended March 31,
	2007	2006

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	17.3	16.3
Distributor royalties and commissions	39.8	40.5
Selling, general and administrative	31.6	30.3

Income from operations	11.3	12.9
Interest expense	(0.0)	(0.1)
Interest and other income	0.9	0.5

Income before income taxes	12.2	13.3
Provision for income taxes	4.7	5.4

Net income	7.5%	7.9%

Net Sales. Overall net sales increased by 12.1% in the three months ended March 31, 2007 compared to the same period in 2006. During the first quarter of 2007, sales in the United States increased by 11.8%, whereas our international sales increased by 14.8% over the prior year period.

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007		2006		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
		(dollars in thousands)
United States	$31,904	91.2%	$28,530	91.5%	$3,374	11.8%
Australia/New Zealand	653	1.9	579	1.9	74	12.8
Canada	441	1.3	409	1.3	32	7.8
Mexico	410	1.2	329	1.0	81	24.6
United Kingdom/Ireland	287	0.8	273	0.9	14	5.1
Philippines	628	1.8	493	1.5	135	27.4
Malaysia/Singapore	330	0.9	458	1.5	(128)	(27.9)
Germany	311	0.9	124	0.4	187	150.8

Consolidated total	$34,964	100.0%	$31,195	100.0%	$3,769	12.1%

The following table sets forth, as of March 31, 2007 and 2006, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	March 31, 2007		March 31, 2006		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above
United States	56,320	12,660	52,360	12,930	7.6%	(2.1)%
Australia/New Zealand	2,520	270	2,370	180	6.3	50.0
Canada	1,170	150	1,160	140	0.9	7.1
Mexico	1,170	170	1,230	200	(4.9)	(15.0)
United Kingdom/Ireland	940	130	800	110	17.5	18.2
Philippines	3,750	270	3,500	270	7.1	0.0
Malaysia/Singapore	2,310	260	3,100	380	(25.5)	(31.6)
Germany	510	150	180	70	183.3	114.3

Consolidated total	68,690	14,060	64,700	14,280	6.2%	(1.5)%

In the United States, net sales were up 11.8% in the first quarter of 2007 compared to the same period in 2006. Sales growth in the United States was driven by the launch of our new weight loss product line, Slimplicity™. Slimplicity was launched in early February 2007, and it replaces our Ultrim-Plus meal replacement product line.

In addition to the increase in sales, the introduction of Slimplicity has also helped spur an increase in the number of new distributor enrollments. In the first quarter of 2007, new distributor enrollments in the United States were approximately 7,230 compared to 5,160 in the prior year quarter, an increase of 40.1%. In addition to the momentum created by the new product launch, we ran a promotion in which a new distributor that purchased a Slimplicity Weight Loss Kit received a free month’s supply of the Slimplicity meal replacement product. Distributor retention was 69.4% for the first three months of 2007 compared to a rate of 62.4% for all of 2006. The net number of active Distributors in the United States as of March 31, 2007 increased by 7.6% to 56,320, compared to the number of active Distributors as of March 31, 2006. However, the net number of Master Affiliates and above as of March 31, 2007 decreased by 2.1%, as compared to the net number of Master Affiliates and above as of March 31, 2006. This was not unexpected as over the past year, we have emphasized the importance of bringing in new distributors at all levels, not just directly into the Master Affiliate level.

During the three months ended March 31, 2007, net sales in our international operations improved in aggregate by 14.8% to $3.06 million compared to $2.66 million for the three months ended March 31, 2006. Sales results were strong in our Australia/New Zealand, Mexico and Philippine markets, with sales increases in the first quarter of 2007 of 12.8%, 24.6% and 27.4%, respectively, compared to the same period in 2006. Foreign currency fluctuation had an impact on the foreign sales results, as the U.S. dollar weakened against all of the other currencies of the countries in which we conduct business, except Canada and Mexico, when compared to the rates over the first three months of 2006. When net sales are converted using the 2006 exchange rate for both 2006 and 2007, international net sales improved 9.4% for the first three months of 2007 compared to the first three months of the prior year.

Net sales in Australia/New Zealand increased by 12.8% in the first quarter of 2007 compared to the same period in 2006 as we continue our investment in sales development in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this market.

Net sales in Mexico increased by 24.6% in the first quarter of 2007 compared to the first quarter of 2006. In August 2006, we named a new national sales manager for our Reliv Mexico operations. Our sales director for the US/Hispanic market also oversees sales in our Mexico market.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 17.3% for the three months ended March 31, 2007, compared to 16.3% for the same period in 2006. Gross margins were adversely impacted by write-offs of expired product in our German market of approximately $107,000, higher freight expenses relative to the handling and freight income collected due in part to the Slimplicity product launch, and a slightly lower margin due to the change in the sales mix with the introduction of the Slimplicity product line.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 39.8% for the three months ended March 31, 2007, compared to 40.5% for the same period in 2006. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net sales.

Selling, General and Administrative Expenses. For the three months ended March 31, 2007, selling, general and administrative, or SGA, expenses increased by $1.6 million, compared to the same period in 2006. SGA expenses as a percentage of net sales were 31.6% for the three months ended March 31, 2007, compared to 30.3% for the same period of 2006.

Sales and marketing expenses represented approximately $1.1 million of the increase in the first quarter of 2007. The primary components of the increase were increased promotional bonuses, such as the “Mega Bonus”, and promotional trip expenses related to sales volume. At our international distributor conference in St. Louis in late July 2006, we announced a special bonus program, called “Mega Bonus.” Under the new “Mega Bonus” program, we will award more than $700,000 in bonuses at our international conference in August 2007. The bonuses will be awarded to the top 50 distributors in group sales volume between August 1, 2006 and July 31, 2007, with the first-place winner receiving $100,000. The promotional trip expenses relate to an incentive trip to Germany earned by our top 50 distributorships when we reached $15 million in worldwide retail sales in two consecutive months. Another significant item in sales and marketing expenses is costs incurred for our regional leadership conferences which increased by $130,000 in the first quarter of 2007, compared to the same period in 2006.

Distribution and warehouse expenses increased by $144,000 due to higher wages and shipping supply expenses. General and administrative expenses increased by approximately $298,000, primarily in salaries and bonuses, fringe benefit expenses, and corporate travel expenses.

Interest Income/Expense. Interest income increased to $213,000 for the three months ended March 31, 2007, compared to $85,000 for the same period in 2006. Interest expense decreased to $-0- for the three months ended March 31, 2007 compared to $34,000 for the same period in 2006. The decrease is the result of having no long-term debt outstanding during the three-month period ended March 31, 2007, compared to the same period in 2006. In April 2006, we completed a public offering of our common stock, which yielded $11.9 million in net proceeds to us. A portion of the proceeds was used to pay off the remaining balance of $2.2 million on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer and director and his wife. The increase in interest income is the result of the earnings on the remaining proceeds from the public offering and higher interest rates compared to the prior year.

Income Taxes. We recorded income tax expense of $1.6 million for the first three months of 2007, an effective rate of 38.4%. In the same period in 2006, we recorded income tax expense of $1.7 million, which represented an effective rate of 40.7%. The decreased effective rate is the result of the benefit of tax-exempt interest income, coupled with an increase in the Domestic Manufacturing deduction in 2007.

Net Income. Our net income for the three months ended March 31, 2007 was $2.6 million ($0.16 per share basic and diluted), compared to $2.5 million ($0.16 per share basic and $0.15 per share diluted) for the same period in 2006. Profitability improved slightly in the first quarter of 2007 as net sales increased in the United States as the result of the introduction of our Slimplicity product line. The improved sales were partially offset by the lower gross margins and additional sales and marketing expenses, as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2007 we generated $5.3 million of net cash from operating activities, $1.1 million was used in investing activities, and we used $3.3 million in financing activities. This compares to $4.4 million of net cash provided by operating activities, $116,000 used in investing activities, and $890,000 used in financing activities in the same period of 2006. Cash and cash equivalents increased by $896,000 to $10.2 million as of March 31, 2007 compared to December 31, 2006.

Significant changes in working capital items consisted of an increase in inventories of $339,000, an increase in prepaid expenses/other current assets of $494,000, an increase in other assets of $320,000, an increase in accounts payable and accrued expenses of $2.4 million, a decrease in refundable income taxes of $279,000, and an increase in income taxes payable of $1.1 million in the first three months of 2007. The increase in inventory is a result of the introduction of the new Slimplicity product line. The increase in prepaid expenses/other current assets represent the annual premium payments on most of the corporate insurance policies, which renew in March. The increase in other assets is primarily due to premiums paid in the first quarter of 2007 on corporate life insurance policies. The increase in accounts payable and accrued expenses is due to the increase in distributor commissions payable at March 31, 2007 compared to December 31, 2006, accruals for distributor incentive programs, and other accrued expenses related to the Slimplicity product launch. The increase in distributor commissions payable is the result of higher worldwide sales in March 2007, compared to December 2006. The decrease in refundable income taxes and the increase in income taxes payable is the result of our increase in taxable income, coupled with the timing of estimated tax payments.

Investing activities during the first three months of 2007 consist of $97,000 for capital expenditures, along with a net purchase of $1 million in short and long-term investments.

Financing activities in the first three months of 2007 included $3.4 million in treasury stock purchases and $46,000 in proceeds from stock options and warrants exercised.

Stockholders’ equity decreased to $27.1 million at March 31, 2007 compared with $27.7 million at December 31, 2006. The decrease is due to the treasury stock purchases of $3.4 million, offset by our net income during the first three months of 2007 of $2.6 million. Our working capital balance was $15.6 million at March 31, 2007 compared to $16.2 million at December 31, 2006. The current ratio at March 31, 2007 was 2.3 compared to 2.9 at December 31, 2006.

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility replaces the previous agreement which had a $15 million limit, expires in April 2008, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At March 31, 2007, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

Management believes that our internally generated funds and the borrowing capacity under the revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2007.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 38 and 39 of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. As of March 31, 2007, we had no hedging instruments in place to offset exposure to any foreign currencies for the countries in which we do business.

There have been no other material changes in market risk exposures during the first three months of 2007 that affect the disclosures presented in Item 7A - “Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 40 and 41 of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item No. 1A - Risk Factors

Risk factors associated with our business activities have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item No. 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1-31, 2007	136,420	$9.04	136,420	$5,884,000

February 1-28, 2007	82,635	$10.33	82,635	$5,031,000

March 1-31, 2007	118,453	$10.67	118,453	$3,766,000

Total	337,508		337,508

(1) In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the next 36 months.

Item No. 6 - Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
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

Date: May 7, 2007

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 7, 2007

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