Form 10-Q
period 2007-06-30
RELIV INTERNATIONAL INC
filed 2007-08-07
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the Registrant’s common stock as of July 26, 2007 was 15,973,451 (excluding treasury shares).

INDEX

Part I - Financial Information

Item No. 1	Financial Statements	1

Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	13

Item No. 4	Controls and Procedures	13

Part II - Other Information

Item No. 1A	Risk Factors	14

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item No. 4	Submission of Matters to a Vote of Security Holders	15

Item No. 6	Exhibits	16

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	June 30	December 31
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,482,699	$9,332,810
Short-term investments	6,934,592	7,864,000
Accounts and notes receivable, less allowances of
$6,300 in 2007 and $6,200 in 2006	797,971	669,379
Accounts due from employees and distributors	329,264	223,246
Inventories
Finished goods	3,517,676	2,752,770
Raw materials	1,559,577	1,337,661
Sales aids and promotional materials	662,436	687,790
Total inventories	5,739,689	4,778,221

Refundable income taxes	1,223,635	279,096
Prepaid expenses and other current assets	1,314,426	1,103,996
Deferred income taxes	469,430	594,430
Total current assets	22,291,706	24,845,178

Other assets	3,003,463	2,639,537
Accounts due from employees and distributors	386,675	362,959

Property, plant and equipment:
Land	829,222	829,222
Building	9,753,573	9,565,221
Machinery & equipment	3,747,133	4,199,714
Office equipment	1,547,272	1,520,297
Computer equipment & software	2,724,848	2,441,264
	18,602,048	18,555,718
Less: Accumulated depreciation	9,051,845	9,121,172
Net property, plant and equipment	9,550,203	9,434,546

Total assets	$35,232,047	$37,282,220

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	June 30	December 31
	2007	2006
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$5,455,074	$3,824,951
Distributors commissions payable	3,483,581	3,449,687
Sales taxes payable	444,735	421,923
Payroll and payroll taxes payable	580,078	918,695
Total accounts payable and accrued expenses	9,963,468	8,615,256

Income taxes payable	-	-
Total current liabilities	9,963,468	8,615,256

Noncurrent liabilities:
Deferred income taxes	27,000	42,000
Other non-current liabilities	1,137,077	891,113
Total noncurrent liabilities	1,164,077	933,113

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2007 and 2006	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 16,195,462 shares issued and 15,981,559
shares outstanding as of 6/30/2007; 16,730,465 shares
issued and 16,605,523 shares outstanding as of 12/31/2006	16,196	16,731
Additional paid-in capital	33,696,882	34,732,421
Accumulated deficit	(6,941,054)	(5,336,866)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(463,911)	(540,653)
Treasury stock	(2,203,611)	(1,137,782)

Total stockholders' equity	24,104,502	27,733,851

Total liabilities and stockholders' equity	$35,232,047	$37,282,220

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Product sales	$23,550,919	$24,990,986	$54,948,885	$53,032,320
Handling & freight income	2,773,618	2,858,082	6,339,296	6,012,100

Net sales	26,324,537	27,849,068	61,288,181	59,044,420

Costs and expenses:
Cost of products sold	4,398,940	4,722,823	10,460,332	9,805,004
Distributor royalties and commissions	10,602,827	11,156,285	24,531,390	23,783,317
Selling, general and administrative	10,199,831	9,484,876	21,229,680	18,951,617

Total costs and expenses	25,201,598	25,363,984	56,221,402	52,539,938

Income from operations	1,122,939	2,485,084	5,066,779	6,504,482

Other income (expense):
Interest income	163,514	197,446	376,116	282,122
Interest expense	(447)	(11,026)	(573)	(45,467)
Other income	98,305	37,883	195,238	98,519

Income before income taxes	1,384,311	2,709,387	5,637,560	6,839,656
Provision for income taxes	561,000	1,089,000	2,194,000	2,769,000

Net income	$823,311	$1,620,387	$3,443,560	$4,070,656

Earnings per common share - Basic	$0.05	$0.10	$0.21	$0.25
Weighted average shares	16,135,000	16,667,000	16,282,000	16,121,000

Earnings per common share - Diluted	$0.05	$0.09	$0.21	$0.25
Weighted average shares	16,308,000	17,106,000	16,453,000	16,554,000

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2007	2006

Operating activities:
Net income	$3,443,560	$4,070,656
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	525,069	634,351
Stock-based compensation	40,013	58,120
Deferred income taxes	110,000	(11,000)
Foreign currency transaction (gain)/loss	(126,570)	(116,772)
(Increase) decrease in accounts and notes receivable	(246,060)	101,596
(Increase) decrease in inventories	(904,016)	870,400
(Increase) decrease in refundable income taxes	(946,952)	(847,542)
(Increase) decrease in prepaid expenses
and other current assets	(200,604)	(743,538)
(Increase) decrease in other assets	(382,155)	(250,866)
Increase (decrease) in accounts payable and accrued expenses	1,543,712	2,026,716
Increase (decrease) in income taxes payable	-	(820,252)

Net cash provided by operating activities	2,855,997	4,971,869

Investing activities:
Proceeds from the sale of property, plant and equipment	4,532	6,295
Purchase of property, plant and equipment	(620,689)	(322,923)
Purchase of investments	(1,398,592)	(6,000,000)
Proceeds from sales or maturities of investments, at cost	2,328,000	-

Net cash provided by (used in) investing activities	313,251	(6,316,628)

Financing activities:
Principal payments on long-term borrowings	-	(3,108,261)
Net proceeds from issuance of common stock	-	11,918,792
Common stock dividends paid	(806,763)	(840,887)
Proceeds from options and warrants exercised	49,626	65,749
Purchase of stock for treasury	(6,432,527)	-

Net cash provided by (used in) financing activities	(7,189,664)	8,035,393

Effect of exchange rate changes on cash and cash equivalents	170,305	25,978

Increase in cash and cash equivalents	(3,850,111)	6,716,612

Cash and cash equivalents at beginning of period	9,332,810	5,653,594

Cash and cash equivalents at end of period	$5,482,699	$12,370,206

See notes to financial statements

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2007

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

Reclassification -- Consolidated Statements of Cash Flows

Investment grade, variable rate debt obligations issued by various state and municipal governments comprise a portion of the Company’s short-term investments. As a result of the regularly resetting interest rates, no cumulative gross unrealized or realized holding gains or losses exist from these investments. In accordance with management’s objective for these available-for-sale investments, each reset of these securities' interest rates is not considered a separate or individual sale and subsequent repurchase. To conform to the 2007 presentation of the consolidated statements of cash flows, amounts previously presented in the corresponding 2006 period as individual purchase and sales transactions have been reclassified and presented on a net basis. This reclassification had no impact to total net cash provided by (used in) investing activities within the consolidated statements of cash flows.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement clarifies how to measure fair value as permitted under other accounting pronouncments but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 and has not yet determined the impact on its financial statements.

Note 3-- Comprehensive Income

Total comprehensive income was $894,016 and $3,520,302 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, comprehensive income was $1,550,429 and $3,998,470, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv' International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2007

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Numerator:
Net income	$823,311	$1,620,387	$3,443,560	$4,070,656

Denominator:
Denominator for basic earnings per
share--weighted average shares	16,135,000	16,667,000	16,282,000	16,121,000
Dilutive effect of employee stock options
and other warrants	173,000	439,000	171,000	433,000

Denominator for diluted earnings per
share--adjusted weighted average shares	16,308,000	17,106,000	16,453,000	16,554,000

Basic earnings per share	$0.05	$0.10	$0.21	$0.25
Diluted earnings per share	$0.05	$0.09	$0.21	$0.25

Warrants to purchase 25,303 of common stock for the three months and six months ended June 30, 2007 and 2006, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Note 5-- Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in its estimated liability for unrecognized income tax benefits. At June 30, 2007, the Company had unrecognized tax benefits, including estimated interest and penalties thereon, totaling $140,000. This amount is included in “Other non-current liabilities” in the consolidated balance sheet. There has been no material change in this amount during the three months and six months ended June 30, 2007. In 2007, the Company is continuing its practice to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 90.1% of worldwide net sales for the six months ended June 30, 2007 and 90.8% of worldwide net sales for the six months ended June 30, 2006. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. We also operate on a limited basis in Austria and the Netherlands from our German office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2007, consisted of approximately 69,470 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

      The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2007 and 2006. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	16.7	17.0	17.1	16.6
Distributor royalties and commissions	40.3	40.1	40.0	40.3
Selling, general and administrative	38.8	34.0	34.6	32.1

Income from operations	4.2	8.9	8.3	11.0
Interest expense	(0.0)	(0.0)	(0.0)	(0.1)
Interest and other income	1.0	0.8	0.9	0.7

Income before income taxes	5.2	9.7	9.2	11.6
Provision for income taxes	2.1	3.9	3.6	4.7

Net income	3.1%	5.8%	5.6%	6.9%

Net Sales. Overall net sales decreased by 5.5% in the three months ended June 30, 2007 compared to the same period in 2006. During the second quarter of 2007, sales in the United States decreased by 7.0%, whereas our international sales increased by 8.4% over the prior year period.

      The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007		2006		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$23,303	88.5%	$25,061	90.0%	$(1,758)	(7.0)%
Australia/New Zealand	722	2.7	576	2.1	146	25.3
Canada	378	1.4	412	1.5	(34)	(8.3)
Mexico	393	1.5	314	1.1	79	25.2
United Kingdom/Ireland	252	1.0	319	1.1	(67)	(21.0)
Philippines	671	2.6	514	1.9	157	30.5
Malaysia/Singapore	424	1.6	457	1.6	(33)	(7.2)
Germany	182	0.7	196	0.7	(14)	(7.1)

Consolidated total	$26,325	100.0%	$27,849	100.0%	$(1,524)	(5.5)%

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the six months ended June 30, 2007 and 2006.

	Six months ended June 30,
	2007		2006		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$55,206	90.1%	$53,592	90.8%	$1,614	3.0%
Australia/New Zealand	1,375	2.3	1,155	2.0	220	19.0
Canada	818	1.3	820	1.4	(2)	(0.2)
Mexico	804	1.3	643	1.1	161	25.0
United Kingdom/Ireland	539	0.9	592	1.0	(53)	(9.0)
Philippines	1,299	2.1	1,007	1.7	292	29.0
Malaysia/Singapore	754	1.2	915	1.5	(161)	(17.6)
Germany	493	0.8	320	0.5	173	54.1

Consolidated total	$61,288	100.0%	$59,044	100.0%	$2,244	3.8%

The following table sets forth, as of June 30, 2007 and 2006, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	June 30, 2007		June 30, 2006		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	56,930	13,200	52,270	14,160	8.9%	(6.8)%
Australia/New Zealand	2,510	280	2,380	210	5.5	33.3
Canada	1,130	150	1,150	160	(1.7)	(6.3)
Mexico	1,300	190	1,180	200	10.2	(5.0)
United Kingdom/Ireland	830	130	870	140	(4.6)	(7.1)
Philippines	3,990	300	3,320	300	20.2	0.0
Malaysia/Singapore	2,260	290	3,020	400	(25.2)	(27.5)
Germany	520	150	260	90	100.0	66.7

Consolidated total	69,470	14,690	64,450	15,660	7.8%	(6.2)%

In the United States, net sales were down 7.0% in the second quarter of 2007 compared to the same period in 2006. The sales decline was the result of fewer distributors qualifying for the level of Master Affiliate during the second quarter of 2007, compared to the same period in 2006. In the second quarter of 2007, approximately 1,230 qualified as new Master Affiliates, compared to approximately 1,900 in the prior year quarter, a decline of 35%. As a result, the average order size declined during the second quarter of 2007 compared to the prior year period and historical norms. In the second quarter of 2007, we processed approximately 84,260 orders for products at an average order of $360 at suggested retail. In the same period of 2006, we processed approximately 81,190 product orders at an average order of $409 at suggested retail. The average order size for all of 2006 was $421 at suggested retail. Over the past year, we have emphasized the importance of bringing in new distributors at all levels, not just directly into the Master Affiliate level. We intend to continue our distributor growth strategy of bringing in new distributors at all levels. However, we will continue to focus on efforts to teach our newest distributors to build their business to the Master Affiliate level through training and other programs.

In the second quarter of 2007, new distributor enrollments in the United States were approximately 5,348 compared to 5,043 in the prior year quarter, an increase of 6.0%. Distributor retention was 67.2% for the first six months of 2007 compared to a rate of 62.4% for all of 2006. The net number of active Distributors in the United States as of June 30, 2007 increased by 8.9% to 56,930, compared to the number of active Distributors as of June 30, 2006. However, the net number of Master Affiliates and above as of June 30, 2007 decreased by 6.8%, as compared to the net number of Master Affiliates and above as of June 30, 2006. This is consistent with reduced number of distributors qualifying for the level of Master Affiliate, as discussed above.

In February 2007, we launched our new weight control product line, Slimplicity™. Slimplicity replaces the Ultrim-Plus meal replacement product line. In the second quarter of 2007, sales of the Slimplicity product line represented approximately 10% of net sales in the United States. In comparison, sales of the previous weight control product line historically represented approximately 3 to 4% of net sales in the United States annually.

During the three months ended June 30, 2007, net sales in our international operations improved in aggregate by 8.4% to $3.02 million compared to $2.79 million for the three months ended June 30 2006. For the six-month period ended June 30, 2007, international net sales increased by 11.5% to $6.08 million compared to $5.45 million in the same period in 2006. Foreign currency fluctuation had an impact on the foreign sales results, as the U.S. dollar weakened against all of the other currencies of the countries we conduct business in, except Mexico, when compared to the rates over the first six months of 2006. When net sales are converted using the 2006 exchange rate for both 2006 and 2007, international net sales improved 4.9% for the first six months of 2007 compared to the first six months of the prior year. Sales results were strong in our Australia/New Zealand, Mexico and Philippine markets, with sales increases in the second quarter of 2007 of 25.3%, 25.2% and 30.5%, respectively, compared to the same period in 2006.

Net sales in Australia/New Zealand increased by 25.3% in the second quarter of 2007 compared to the same period in 2006 as we continue our investment in sales development in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this market. In addition, we introduced our Reliv NOW for Kids products for sale in this region in late June 2007.

Net sales in Mexico increased by 25.2% in the second quarter of 2007 compared to the second quarter of 2006. In August 2006, we appointed a new national sales manager for our Reliv Mexico operations. Our sales director for the US/Hispanic market also oversees sales in our Mexico market.

Net sales in the Philippines increased by 30.5% in the second quarter of 2007 compared to the prior year quarter. We used targeted advertising and local promotions to help increase sales in this market.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 16.7% and 17.1% for the three- and six-month periods ended June 30, 2007, respectively, compared to 17.0% and 16.6% for the same periods in 2006. Gross margins improved slightly in the second quarter of 2007 compared to the same period of 2006 due to improved operating efficiencies. However, these improvements were partially offset by raw material price increases and higher outbound freight costs. On a six-month basis, these factors coupled with a slightly lower margin due to the change in the sales mix with the 2007 introduction of the Slimplicity product line contributed to the reduction in the gross margin.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 40.3% and 40.0% for the three- and six-month periods ended June 30, 2007, respectively, compared to 40.1% and 40.3% for the same periods in 2006. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net sales.

Selling, General and Administrative Expenses. For the three and six months ended June 30, 2007, selling, general and administrative, or SGA, expenses increased by $715,000 and $2.3 million, respectively, compared to the same periods in 2006. SGA expenses as a percentage of net sales were 38.8% and 34.6% for the three- and six-month periods ended June 30, 2007, respectively, compared to 34.0% and 32.1% for the same periods of 2006.

Sales and marketing expenses represented approximately $1.6 million of the increase in the first six months of 2007. The primary components of the increase were increased promotional bonuses, such as the “Mega Bonus”, and promotional trip expenses related to sales volume. At our international distributor conference in St. Louis in late July 2006, we announced a special bonus program, called “Mega Bonus.” Under the new “Mega Bonus” program, we will award more than $700,000 in bonuses at our international conference in August 2007. The bonuses will be awarded to the top 50 distributors in group sales volume between August 1, 2006 and July 31, 2007, with the first-place winner receiving $100,000. The promotional trip expenses relate to an incentive trip to Germany earned by our top 50 distributorships when we reached $15 million in worldwide retail sales in two consecutive months during the first quarter of 2007. Another significant item in sales and marketing expenses is costs incurred for our regional leadership conferences which increased by $218,000 in the first six months of 2007, compared to the same period in 2006.

Distribution and warehouse expenses increased by $270,000 due to higher wages, contract labor expenses, and shipping supply expenses. General and administrative expenses increased by approximately $418,000, primarily in salaries and benefits, professional/consulting fees, and corporate travel expenses. These increases were partially offset by lower business insurance expenses.

Interest Income/Expense. Interest income increased to $376,000 for the six months ended June 30, 2007, compared to $282,000 for the same period in 2006. Interest expense decreased to $1,000 for the six months ended June 30, 2007 compared to $45,000 for the same period in 2006. The decrease is the result of having no long-term debt outstanding during the six-month period ended June 30, 2007, compared to the same period in 2006. In April 2006, we completed a public offering of our common stock, which yielded $11.9 million in net proceeds to us. A portion of the proceeds was used to pay off the remaining balance of $2.2 million on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer and director and his wife. The increase in interest income is the result of the earnings on the remaining proceeds from the public offering and higher interest rates compared to the prior year.

Income Taxes. We recorded income tax expense of $2.2 million for the first six months of 2007, an effective rate of 38.9%. In the same period in 2006, we recorded income tax expense of $2.8 million, which represented an effective rate of 40.5%. The decreased effective rate is the result of the benefit of tax-exempt interest income, coupled with an increase in the Domestic Manufacturing Deduction in 2007.

Net Income. Our net income for the three and six months ended June 30, 2007 was $823,000 ($0.05 per share basic and diluted) and $3.4 million ($0.21 per share basic and diluted), respectively, compared to $1.6 million ($0.10 per share basic and $0.09 per share diluted) and $4.1 million ($0.25 per share basic and diluted) for the same periods in 2006. Profitability decreased in the second quarter of 2007 as net sales decreased in the United States, coupled with the higher SGA expenses as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2007, we generated $2.9 million of net cash from operating activities, $313,000 was provided by investing activities, and we used $7.2 million in financing activities. This compares to $5.0 million of net cash provided by operating activities, $6.3 million used in investing activities, and $8.0 million generated by financing activities in the same period of 2006. Cash and cash equivalents decreased by $3.9 million to $5.5 million as of June 30, 2007 compared to December 31, 2006.

Significant changes in working capital items consisted of an increase in inventories of $904,000, an increase in prepaid expenses/other current assets of $201,000, an increase in other assets of $382,000, an increase in accounts payable and accrued expenses of $1.5 million, and an increase in refundable income taxes of $947,000 in the first six months of 2007. The increase in inventory is a result of the inventory levels being maintained of the new Slimplicity product line and lower than expected sales levels. The increase in prepaid expenses/other current assets represent the annual premium payments on most of the corporate insurance policies, which renew in March. The increase in other assets is primarily due to premiums paid in the first quarter of 2007 on corporate life insurance policies. The increase in accounts payable and accrued expenses is due to accruals for distributor incentive programs, and other accrued expenses related to our upcoming international distributor conference in August 2007. The increase in refundable income taxes is the result of our decrease in taxable income, coupled with the timing of estimated tax payments.

Investing activities during the first six months of 2007 consist of $621,000 for capital expenditures, along with net proceeds of $929,000 in short-term investments.

Financing activities in the first six months of 2007 included $6.4 million in treasury stock purchases, common stock dividends paid of $807,000, and $50,000 in proceeds from stock options and warrants exercised.

Stockholders’ equity decreased to $24.1 million at June 30, 2007 compared with $27.7 million at December 31, 2006. The decrease is due to the treasury stock purchases of $6.4 million and common stock dividends paid, offset by our net income during the first six months of 2007 of $3.4 million. Our working capital balance was $12.3 million at June 30, 2007 compared to $16.2 million at December 31, 2006. The current ratio at June 30, 2007 was 2.2 compared to 2.9 at December 31, 2006.

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility replaces the previous agreement which had a $15 million limit, expires in April 2008, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At June 30, 2007, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net change in the fair value of these forward contracts as of June 30, 2007 was a cumulative expense of $26,000. As of June 30, 2007, we had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, the EU Euro, or the British pound.

There have been no other material changes in market risk exposures during the first six months of 2007 that affect the disclosures presented in Item 7A - “Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 40 and 41 of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item No. 1A - Risk Factors

The below risk factor associated with our business activities has changed materially from the disclosure in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

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

On June 22, 2007, the FDA announced a final rule establishing current good manufacturing practices, or cGMPs, affecting the manufacture, packing and holding of dietary supplements. The new rule creates standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as requirements for maintaining records. Under the new rule, we are considered a small business and, accordingly, have until June 2009 to comply with the final rule. Currently, we are evaluating the impact of the final rule on our manufacturing facilities and procedures. If we are required to significantly alter our manufacturing facilities and/or procedures or make a material investment in order to comply with the final rule, it could have a material adverse impact on our financial condition and operating results.

Item No. 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2007	61,105	$10.97	61,105	$18,096,000

May 1-31, 2007	145,703	$10.43	145,703	$16,577,000

June 1-30, 2007	85,775	$10.40	85,775	$15,685,000

Total	292,583		292,583

(1)
In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the following 36 months. As of June 30, 2007, only $685,000 was available under that plan. In May 2007, the Company’s Board of Directors approved another share repurchase plan of up to $15 million through April 2010.

Item No. 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 24, 2007, the following actions were submitted and approved by a vote of the shareholders:

1.	Election of nine directors; and

2.	Ratification of the Board’s selection of Ernst & Young LLP as our independent certified public accountants.

A total of 14,490,724 shares (approximately 87% of our issued and outstanding shares) were represented by proxy or in person at the meeting. These shares were voted on the matters presented at the meeting as follows:

1. For the election of directors:

Name	Total Votes For	Total Votes Against or Withheld

Robert L. Montgomery	13,653,070	837,652

Carl W. Hastings	13,655,621	835,101

Donald L. McCain	13,196,388	1,294,334

Stephen M. Merrick	13,627,880	862,843

John B. Akin	13,973,968	516,754

Denis St. John	14,384,071	106,651

Robert M. Henry	14,461,214	29,508

Michael D. Smith	13,638,929	851,794

Patrick G. Doherty	14,356,738	133,985

2.	Ratification of the Board of Directors selection of Ernst & Young LLP as our certified public accountants.

Total Votes For	Total Votes Against	Total Broker Non-Votes and Total Votes Abstain

14,460,281	7,482	22,957

Item No. 6 - Exhibits

Exhibit
Number	Document

10.1	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.2	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:  /s/ Robert L. Montgomery

Robert L. Montgomery,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 7, 2007

By:  /s/ Steven D. Albright

Steven D. Albright,
Chief Financial Officer (and accounting officer)

Date: August 7, 2007

Exhibit Index

Exhibit
Number	Document

10.1	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.2	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).