Form 10-Q
period 2007-09-30
RELIV INTERNATIONAL INC
filed 2007-11-08
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant’s common stock as of October 26, 2007 was 15,873,754 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	13
Item No. 4	Controls and Procedures	13

Part II – Other Information

Item No. 1A	Risk Factors	14
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item No. 6	Exhibits	16

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30 2007	December 31 2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,723,550	$9,332,810
Short-term investments	4,398,592	7,864,000
Accounts and notes receivable, less allowances of $6,600 in 2007 and $6,200 in 2006	560,821	669,379
Accounts due from employees and distributors	270,337	223,246
Inventories
Finished goods	3,353,861	2,752,770
Raw materials	1,629,376	1,337,661
Sales aids and promotional materials	732,903	687,790
Total inventories	5,716,140	4,778,221

Refundable income taxes	821,818	279,096
Prepaid expenses and other current assets	1,120,953	1,103,996
Deferred income taxes	545,430	594,430
Total current assets	21,157,641	24,845,178

Other assets	2,993,114	2,639,537
Accounts due from employees and distributors	335,056	362,959

Property, plant and equipment:
Land	829,222	829,222
Building	9,779,252	9,565,221
Machinery & equipment	3,729,533	4,199,714
Office equipment	1,575,077	1,520,297
Computer equipment & software	2,703,109	2,441,264
	18,616,193	18,555,718
Less: Accumulated depreciation	9,201,401	9,121,172
Net property, plant and equipment	9,414,792	9,434,546

Total assets	$33,900,603	$37,282,220

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30 2007	December 31 2006
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,316,516	$3,824,951
Distributors commissions payable	3,565,325	3,449,687
Sales taxes payable	455,669	421,923
Payroll and payroll taxes payable	594,723	918,695
Total accounts payable and accrued expenses	8,932,233	8,615,256

Income taxes payable	-	-
Total current liabilities	8,932,233	8,615,256

Noncurrent liabilities:
Deferred income taxes	-	42,000
Other non-current liabilities	1,124,580	891,113
Total noncurrent liabilities	1,124,580	933,113

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2007 and 2006	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 16,218,057 shares issued and 15,881,754 shares outstanding as of 9/30/2007; 16,730,465 shares issued and 16,605,523 shares outstanding as of 12/31/2006	16,218	16,731
Additional paid-in capital	33,781,584	34,732,421
Accumulated deficit	(6,040,496)	(5,336,866)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(465,309)	(540,653)
Treasury stock	(3,448,207)	(1,137,782)

Total stockholders' equity	23,843,790	27,733,851

Total liabilities and stockholders' equity	$33,900,603	$37,282,220

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Product sales	$22,501,899	$26,779,859	$77,450,784	$79,812,178
Handling & freight income	2,619,260	2,999,544	8,958,556	9,011,644

Net sales	25,121,159	29,779,403	86,409,340	88,823,822

Costs and expenses:
Cost of products sold	4,320,557	4,951,293	14,780,889	14,756,297
Distributor royalties and commissions	9,926,735	11,923,943	34,458,125	35,707,259
Selling, general and administrative	9,740,241	10,211,813	30,969,921	29,163,430

Total costs and expenses	23,987,533	27,087,049	80,208,935	79,626,986

Income from operations	1,133,626	2,692,354	6,200,405	9,196,836

Other income (expense):
Interest income	122,788	197,998	498,904	480,120
Interest expense	(159)	(1,961)	(732)	(47,428)
Other income	73,302	83,720	268,540	182,239

Income before income taxes	1,329,557	2,972,111	6,967,117	9,811,767
Provision for income taxes	429,000	1,168,000	2,623,000	3,937,000

Net income	$900,557	$1,804,111	$4,344,117	$5,874,767

Earnings per common share - Basic	$0.06	$0.11	$0.27	$0.36
Weighted average shares	15,938,000	16,919,000	16,166,000	16,390,000

Earnings per common share - Diluted	$0.06	$0.11	$0.27	$0.35
Weighted average shares	16,171,000	17,050,000	16,374,000	16,712,000

Cash dividends declared per common share	$-	$-	$0.05	$0.05

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2007	2006

Operating activities:
Net income	$4,344,117	$5,874,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807,606	934,233
Stock-based compensation	90,865	139,659
Deferred income taxes	7,000	20,000
Foreign currency transaction (gain)/loss	(235,225)	(104,421)
(Increase) decrease in accounts and notes receivable	112,585	24,176
(Increase) decrease in inventories	(853,100)	1,153,277
(Increase) decrease in refundable income taxes	(548,172)	(389,192)
(Increase) decrease in prepaid expenses and other current assets	3,474	202,149
(Increase) decrease in other assets	(380,926)	49,373
Increase (decrease) in accounts payable and accrued expenses	475,666	715,428
Increase (decrease) in income taxes payable	-	(812,205)

Net cash provided by operating activities	3,823,890	7,807,244

Investing activities:
Proceeds from the sale of property, plant and equipment	4,904	42,009
Purchase of property, plant and equipment	(761,310)	(401,130)
Purchase of investments	(1,398,592)	(6,000,000)
Proceeds from sales or maturities of investments, at cost	4,864,000	-

Net cash provided by (used in) investing activities	2,709,002	(6,359,121)

Financing activities:
Principal payments on long-term borrowings	-	(3,127,336)
Net proceeds from issuance of common stock	-	11,918,792
Common stock dividends paid	(806,763)	(840,887)
Proceeds from options and warrants exercised	83,498	135,120
Excess tax benefits from stock based compensation	-	102,914
Purchase of stock for treasury	(7,677,124)	(2,203,755)

Net cash provided by (used in) financing activities	(8,400,389)	5,984,848

Effect of exchange rate changes on cash and cash equivalents	258,237	73,973

Increase (decrease) in cash and cash equivalents	(1,609,260)	7,506,944

Cash and cash equivalents at beginning of period	9,332,810	5,653,594

Cash and cash equivalents at end of period	$7,723,550	$13,160,538

See notes to financial statements

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2007

Note 1—	Accounting Policies
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

Reclassification — Consolidated Statements of Cash Flows

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

Note 2—	Recent Accounting Standards Pending Adoption

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

Note 3—	Comprehensive Income

Total comprehensive income was $899,159 and $4,419,461 for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, comprehensive income was $1,896,475 and $5,894,945, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2007

Note 4—	Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Numerator:
Net income	$900,557	$1,804,111	$4,344,117	$5,874,767

Denominator:
Denominator for basic earnings per share—weighted average shares	15,938,000	16,919,000	16,166,000	16,390,000
Dilutive effect of employee stock options and other warrants	233,000	131,000	208,000	322,000

Denominator for diluted earnings per share—adjusted weighted average shares	16,171,000	17,050,000	16,374,000	16,712,000

Basic earnings per share	$0.06	$0.11	$0.27	$0.36
Diluted earnings per share	$0.06	$0.11	$0.27	$0.35

Warrants to purchase 25,303 shares of common stock for the three months and nine months ended September 30, 2007 and 2006, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Note 5—	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in its estimated liability for unrecognized income tax benefits. At September 30, 2007, the Company had unrecognized tax benefits, including estimated interest and penalties thereon, totaling $140,000. This amount is included in “Other non-current liabilities” in the consolidated balance sheet. There has been no material change in this amount during the three months and nine months ended September 30, 2007. In 2007, the Company is continuing its practice to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company, including its domestic and foreign subsidiaries, is subject to U.S federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2002 and concluded years through 2005 with its primary state jurisdiction. During the third quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company's 2005 U.S. federal income tax return.

Note 6—	Stock-Based Compensation
Stock Options

During the third quarter of 2007, the Company granted options to purchase 216,000 shares of common stock with an exercise price of $9.74 per share and a grant-date fair value of $4.07 per share. The options' fair value was determined using the Black-Scholes option pricing model, using a risk-free rate of 5.01%, a dividend rate of 1.0% and a volatility of 0.472. The options have a term of five years and vest in increments of 25% beginning August 7, 2009 and ending May 1, 2012.

The Company recognized stock-based compensation expense of $31,000 ($21,000 net of tax) for the three and nine months ended September 30, 2007, and $56,000 and $63,000 for the three and nine months ended September 30, 2006, respectively. These amounts have been recorded in selling, general, and administrative expense. At September 30, 2007, the Company has unrecognized stock-based compensation expense of $848,000 ($577,000 net of tax) which is expected to be recognized over a remaining period of 4.58 years.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 89.4% of worldwide net sales for the nine months ended September 30, 2007 and 90.5% of worldwide net sales for the nine months ended September 30, 2006. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. We also operate on a limited basis in Austria and the Netherlands from our German office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2007, consisted of approximately 70,500 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

      The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2007 and 2006. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	17.2	16.6	17.1	16.6
Distributor royalties and commissions	39.5	40.1	39.9	40.2
Selling, general and administrative	38.8	34.3	35.8	32.8

Income from operations	4.5	9.0	7.2	10.4
Interest expense	(0.0)	(0.0)	(0.0)	(0.1)
Interest and other income	0.8	1.0	0.9	0.7

Income before income taxes	5.3	10.0	8.1	11.0
Provision for income taxes	1.7	3.9	3.1	4.4

Net income	3.6%	6.1%	5.0%	6.6%

Net Sales. Overall net sales decreased by 15.6% in the three months ended September 30, 2007 compared to the same period in 2006. During the third quarter of 2007, sales in the United States decreased by 17.8%, whereas our international sales increased by 3.9% over the prior-year period.

      The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007		2006		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$22,009	87.6%	$26,784	89.9%	$(4,775)	(17.8)%
Australia/New Zealand	715	2.8	701	2.4	14	2.0
Canada	378	1.5	414	1.4	(36)	(8.7)
Mexico	351	1.4	367	1.2	(16)	(4.4)
United Kingdom/Ireland	242	1.0	323	1.1	(81)	(25.1)
Philippines	809	3.2	594	2.0	215	36.2
Malaysia/Singapore	419	1.7	382	1.3	37	9.7
Germany	198	0.8	214	0.7	(16)	(7.5)

Consolidated total	$25,121	100.0%	$29,779	100.0%	$(4,658)	(15.6)%

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007		2006		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$77,215	89.4%	$80,376	90.5%	$(3,161)	(3.9)%
Australia/New Zealand	2,090	2.4	1,855	2.1	235	12.7
Canada	1,196	1.4	1,234	1.4	(38)	(3.1)
Mexico	1,155	1.3	1,011	1.1	144	14.2
United Kingdom/Ireland	781	0.9	915	1.0	(134)	(14.6)
Philippines	2,108	2.4	1,602	1.8	506	31.6
Malaysia/Singapore	1,173	1.4	1,297	1.5	(124)	(9.6)
Germany	691	0.8	534	0.6	157	29.4

Consolidated total	$86,409	100.0%	$88,824	100.0%	$(2,415)	(2.7)%

The following table sets forth, as of September 30, 2007 and 2006, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	September 30, 2007		September 30, 2006		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	57,420	13,600	52,760	15,660	8.8%	(13.2)%
Australia/New Zealand	2,510	280	2,420	270	3.7	3.7
Canada	1,150	160	1,170	180	(1.7)	(11.1)
Mexico	1,380	220	1,130	220	22.1	0.0
United Kingdom/Ireland	790	120	910	150	(13.2)	(20.0)
Philippines	4,460	370	3,360	350	32.7	5.7
Malaysia/Singapore	2,230	310	2,750	380	(18.9)	(18.4)
Germany	560	140	320	110	75.0	27.3

Consolidated total	70,500	15,200	64,820	17,320	8.8%	(12.2)%

In the United States, net sales were down 17.8% in the third quarter of 2007 compared to the same period in 2006. The sales decline was the result of fewer distributors qualifying for the level of Master Affiliate during the third quarter of 2007, compared to the same period in 2006, leading to a reduction in the size of the average order. In the third quarter of 2007, approximately 1,094 distributors qualified as new Master Affiliates, compared to approximately 2,000 in the prior year quarter, a decline of 45%. As a result, the average order size declined during the third quarter of 2007 compared to the prior year period and historical norms. In the third quarter of 2007, we processed approximately 79,400 orders for products at an average order of $360 at suggested retail. In the same period of 2006, we processed approximately 83,580 product orders at an average order of $418 at suggested retail. The average order size for all of 2006 was $421 at suggested retail. Over the past year, we have emphasized the importance of bringing in new distributors at all levels, not just directly into the Master Affiliate level. We intend to continue our distributor growth strategy of bringing in new distributors at all levels. However, we will continue to focus on efforts to teach our newest distributors to build their business to the Master Affiliate level through training and other programs.

In the third quarter of 2007, new distributor enrollments in the United States were approximately 5,011 compared to 5,354 in the prior year quarter, a decrease of 6.4%. Distributor retention was 67.0% for the first nine months of 2007 compared to a rate of 62.4% for all of 2006. The net number of active distributors in the United States as of September 30, 2007 increased by 8.8% to 57,420, compared to the number of active distributors as of September 30, 2006. However, the net number of Master Affiliates and above as of September 30, 2007 decreased by 13.2%, as compared to the net number of Master Affiliates and above as of September 30, 2006. This is consistent with reduced number of distributors qualifying for the level of Master Affiliate, as discussed above.

In February 2007, we launched our new weight control product line, Slimplicity®. Slimplicity replaces the Ultrim-Plus meal replacement product line. In the third quarter of 2007, sales of the Slimplicity product line represented approximately 6% of net sales in the United States. In comparison, sales of the previous weight control product line historically represented approximately 2% of net sales in the United States annually.

During the three months ended September 30, 2007, net sales in our international operations improved in aggregate by 3.9% to $3.11 million compared to $3.00 million for the three months ended September 30, 2006. For the nine-month period ended September 30, 2007, international net sales increased by 8.8% to $9.19 million compared to $8.45 million in the same period in 2006. Foreign currency fluctuation had an impact on the foreign sales results, as the U.S. dollar weakened against all foreign currencies of the countries in which we conduct business, except Mexico, when compared to the rates over the first nine months of 2006. When net sales are converted using the 2006 exchange rate for both 2006 and 2007, international net sales improved 1.6% for the first nine months of 2007 compared to the first nine months of the prior year. Sales results improved in our Australia/New Zealand, Malaysia/Singapore and Philippine markets, with sales increases in the third quarter of 2007 of 2.0%, 9.7% and 36.2%, respectively, compared to the same period in 2006.

Net sales in Australia/New Zealand increased by 2.0% in the third quarter of 2007 compared to the same period in 2006 as we continue our investment in sales development in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this market. In addition, we introduced our Reliv NOW for Kids products for sale in this region in late June 2007.

Net sales in Malaysia/Singapore increased by 9.7% in the third quarter of 2007 compared to the third quarter of 2006. Our Reliv NOW for Kids products, introduced for sale in this region in June 2007, comprised much of the increase in net sales for the third quarter of 2007.

Net sales in the Philippines increased by 36.2% in the third quarter of 2007 compared to the prior year quarter. We continue to use targeted advertising and local promotions to help increase sales in this market.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 17.2% and 17.1% for the three- and nine-month periods ended September 30, 2007, respectively, compared to 16.6% and 16.6% for the same periods in 2006. Gross margins declined in the third quarter of 2007 compared to the same period of 2006 primarily due to lower production levels corresponding with the decrease in sales. Additionally, raw material price increases and higher outbound freight costs also impacted gross margins. On a nine-month basis, these factors coupled with a slightly lower weighted average margin due to the change in the sales mix with the 2007 introduction of the Slimplicity product line contributed to the reduction in the gross margin.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 39.5% and 39.9% for the three- and nine-month periods ended September 30, 2007, respectively, compared to 40.1% and 40.2% for the same periods in 2006. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net sales.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2007, selling, general and administrative, or SGA, expenses decreased by $472,000 and increased by $1.8 million, respectively, compared to the same periods in 2006. SGA expenses as a percentage of net sales were 38.8% and 35.8% for the three- and nine-month periods ended September 30, 2007, respectively, compared to 34.3% and 32.8% for the same periods of 2006.

Sales and marketing expenses represented approximately $1.2 million of the increase in the first nine months of 2007. The primary components of the increase were increased promotional bonuses, such as the “Mega Bonus”, and promotional trip expenses related to sales volume. At our international distributor conference in St. Louis in late July 2006, we announced a special bonus program, called “Mega Bonus.” Under this program, we awarded more than $700,000 in bonuses at our international conference in August 2007. The bonuses were awarded to the top 50 distributors in group sales volume between August 1, 2006 and July 31, 2007, with the first-place winner receiving $100,000. The promotional trip expenses relate to an incentive trip to Germany earned by our top 50 distributorships when we reached $15 million in worldwide retail sales in two consecutive months during the first quarter of 2007. Another significant item in sales and marketing expenses is costs incurred for our regional leadership conferences which increased by $269,000 in the first nine months of 2007, compared to the same period in 2006. Additional year over year increases in expenditures were incurred for our 2007 international conference, distributor newsletter costs, and costs incurred for business opportunity meetings.

Distribution and warehouse expenses increased by $261,000 due to higher wages, contract labor expenses, and shipping supply expenses. General and administrative expenses increased by approximately $300,000, primarily in salaries and benefits, professional fees, and corporate travel expenses. These increases were partially offset by lower business insurance expenses and management bonuses.

Interest Income/Expense. Interest income increased slightly to $499,000 for the nine months ended September 30, 2007, compared to $480,000 for the same period in 2006. Interest expense decreased to $1,000 for the nine months ended September 30, 2007 compared to $47,000 for the same period in 2006. The decrease is the result of having no long-term debt outstanding during the nine-month period ended September 30, 2007, compared to the existence of an outstanding debt balance during the first five months of 2006. In April 2006, we completed a public offering of our common stock, which yielded $11.9 million in net proceeds to us. A portion of the proceeds was used in May 2006 to pay off the remaining balance of $2.2 million on a note we entered into in March 2005 to purchase the shares of our common stock owned by a former officer and director and his wife. In comparison to the prior year, the slight increase in interest income is the result of higher investment balances offset by a 2007 shift in investment type towards lower interest rate tax-exempt investments.

Income Taxes. We recorded income tax expense of $2.6 million for the first nine months of 2007, an effective rate of 37.6%. In the same period in 2006, we recorded income tax expense of $3.9 million, which represented an effective rate of 40.1%. The decreased effective rate is the result of the benefit of tax-exempt interest income, certain adjustments resulting from the reconciliation of filed tax returns to the previously estimated tax provision, and an increase in the Domestic Manufacturing Deduction in 2007.

Net Income. Our net income for the three and nine months ended September 30, 2007 was $901,000 ($0.06 per share basic and diluted) and $4.3 million ($0.27 per share basic and diluted), respectively, compared to $1.8 million ($0.11 per share basic and diluted) and $5.9 million ($0.36 per share basic and $0.35 per share diluted) for the same periods in 2006. Profitability decreased in the third quarter of 2007 as net sales decreased in the United States.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2007, we generated $3.8 million of net cash from operating activities, $2.7 million was provided by investing activities, and we used $8.4 million in financing activities. This compares to $7.8 million of net cash provided by operating activities, $6.4 million used in investing activities, and $6.0 million generated by financing activities in the same period of 2006. Cash and cash equivalents decreased by $1.6 million to $7.7 million as of September 30, 2007 compared to December 31, 2006.

Significant changes in working capital items consisted of an increase in inventories of $853,000, an increase in other assets of $381,000, an increase in accounts payable and accrued expenses of $476,000, and an increase in refundable income taxes of $548,000 in the first nine months of 2007. The increase in inventory is a result of the inventory levels being maintained of the new Slimplicity product line and lower than expected sales levels. The increase in other assets is primarily due to premiums paid in the first quarter of 2007 on corporate life insurance policies. The increase in accounts payable and accrued expenses is due to amounts payable related to our international distributor conference held in August 2007 and an increase in distributor commissions payable. The increase in refundable income taxes is the result of our decrease in taxable income, coupled with the timing of estimated tax payments.

Investing activities during the first nine months of 2007 consist of $761,000 for capital expenditures, along with net proceeds of $3.5 million from sales or maturities of short-term investments.

Financing activities in the first nine months of 2007 included $7.7 million in treasury stock purchases, common stock dividends paid of $807,000, and $83,000 in proceeds from stock options and warrants exercised.

Stockholders’ equity decreased to $23.8 million at September 30, 2007 compared with $27.7 million at December 31, 2006. The decrease is due to the treasury stock purchases of $7.7 million and common stock dividends paid, offset by our net income during the first nine months of 2007 of $4.3 million. Our working capital balance was $12.2 million at September 30, 2007 compared to $16.2 million at December 31, 2006. The current ratio at September 30, 2007 was 2.4 compared to 2.9 at December 31, 2006.

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility replaces the previous agreement which had a $15 million limit, expires in April 2008, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings to EBITDA under the facility shall not exceed 3.5 to 1.0. At September 30, 2007, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

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

Foreign Currency Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as we have several foreign subsidiaries and continue to explore expansion into other countries. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings in future periods may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars.

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. The net change in the fair value of these forward contracts as of September 30, 2007 was a cumulative expense of $47,000. As of September 30, 2007, we had no hedging instruments in place to offset exposure to the Australian or New Zealand dollars, Mexican or Philippine pesos, the Malaysian ringgit, the Singapore dollar, the EU Euro, or the British pound.

There have been no other material changes in market risk exposures during the first nine months of 2007 that affect the disclosures presented in Item 7A – “Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 40 and 41 of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 1A – Risk Factors

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

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1-31, 2007	22,500	$10.45	22,500	$15,450,000

August 1-31, 2007	89,900	$10.11	89,900	$14,541,000

September 1-30, 2007	10,000	$10.09	10,000	$14,440,000

Total	122,400		122,400

(1)
In March 2005, the Company’s Board of Directors approved a share repurchase plan of up to $15 million over the following 36 months. In the third quarter of 2007, the Company completed its $15 million purchase of shares under that plan. In May 2007, the Company’s Board of Directors approved another share repurchase plan of up to $15 million through April 2010.

Item No. 6 - Exhibits

Exhibit
Number	Document

10.1	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 8, 2007

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 8, 2007

Exhibit Index

Exhibit Number	Document

10.1	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).