Form 10-K
period 2007-12-31
RELIV INTERNATIONAL INC
filed 2008-03-14
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $10.50 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 29, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $115.5 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 1, 2008 was 15,873,754 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2008, which is expected to be filed no later than 120 days after December 31, 2007	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 1A	Risk Factors	16
Item No. 1B	Unresolved Staff Comments	25
Item No. 2	Properties	25
Item No. 3	Legal Proceedings	25
Item No. 4	Submission of Matters to a Vote of Security Holders	25

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	26
Item No. 6	Selected Financial Data	28
Item No. 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	29
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	41
Item No. 8	Financial Statements and Supplementary Data	42
Item No. 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	42
Item No. 9A	Controls and Procedures	42
Item No. 9B	Other Information	42

Part III

Item No. 10	Directors and Executive Officers of the Registrant	43
Item No. 11	Executive Compensation	43
Item No. 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	43
Item No. 13	Certain Relationships and Related Transactions	43
Item No. 14	Principal Accounting Fees and Services	43

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	43

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

We currently offer 15 nutritional supplements and a line of seven skin care products. We have selectively evolved our product offering over our history. Our core line of nutritional supplements, which represented 64.5% of net product sales for the year ended December 31, 2007, includes the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs
•	Innergize! — an isotonic sports supplement in three flavors
•	FibRestore — a high-fiber and antioxidant supplement

These are our most successful supplements based on fiscal year 2007 net sales. We have 11 other nutritional supplements that complement these four core products. We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on five of these products — Innergize!, FibRestore, Arthaffect, ReversAge and Cellebrate. In addition, we have applied for U.S. patents on ProVantage and CardioSentials.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Canada, Germany, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment and compliance procedures. As of December 31, 2007, our network consisted of approximately 69,970 distributors — 56,920 in the United States and 13,050 across our international markets.

We manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but one of our own products enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $22.5 billion U.S. nutritional supplement market, which is part of the broader $85 billion U.S. nutrition industry according to 2007 data published by the Nutrition Business Journal, or NBJ, and $228.0 billion global nutrition industry, also according to the NBJ.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•
Aging Population: The U.S. Census Bureau projects that, by 2010, approximately 39.2% of the U.S. population will be 45 years of age or older, up from 34.5% in 2000. This growing population is expected to live longer, as the average life expectancy reached an all-time high of 75.2 years for men and 80.4 years for women in 2004 according to the Centers for Disease Control, or CDC. We believe this growing population will continue to focus on their nutritional needs as they age.

•
Rising Healthcare Costs and Use of Preventive Measures: The cost of the U.S. healthcare system has increased rapidly, reaching approximately $2.3 trillion in 2007 and is expected to reach $4.2 trillion by 2016, according to the National Coalition on Health Care. Since 2000, insurance premiums for family coverage have increased by 73% compared with inflation growth of 14% according to the 2005 Employer Health Benefits Survey by the Kaiser Family Foundation and Health Research and Educational Trust. In order to maintain quality of life as well as reduce medical costs, many consumers take preventative measures to improve their general health, including the use of nutritional supplements.

•
Increasing Focus on Weight Management: A study from the CDC completed in 2004 estimated that 66% of the U.S. adult population is overweight and 32% is obese. Since being overweight can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses, we believe that the rise in obesity will result in an increased need not only for weight loss products but wellness products as well.

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

Our Competitive Strengths

We believe that we possess a number of competitive strengths that have historically supported our growth and enabled us to achieve sustained profitability.

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

Growing and Experienced Ambassador Team. Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. On December 31, 2007, we had a total of 374 Ambassadors. The top 10 distributors at the Ambassador level have been with us for an average of 15 years, which provides consistency in training new distributors and contributes to increased sales.

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

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 13 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 1, 2008, our directors and executive officers beneficially own approximately 30.7% of our common stock.

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

Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Our growth strategy in the United States involves multiple initiatives, such as increased investment in company-sponsored events and training and better utilization of our upper-level distributors across different geographical areas. In addition, we expect to introduce a new autoship program intended to increase customer and distributor retention. We will continue to implement these initiatives while focusing on untapped markets in the United States.

Expand in Existing and New International Markets. We believe there is a significant opportunity to increase our net sales in international markets. We have a uniform business model across all of our markets and encourage our distributors to pursue their business in multiple markets. In selected markets, we have begun investing in additional marketing support for our distributors that is consistent with our successful activities in the United States, including third party advertising materials and company-sponsored distributor meetings. We believe this uniform business model and additional marketing expense will encourage expansion of our distributors in our existing international markets and will provide a framework that facilitates our entry into new international markets. To that end, we continue to monitor business conditions in potential new markets and will selectively expand as timing and conditions are appropriate.

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

Expand and Improve our Manufacturing and Distribution Capabilities. We currently manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. This allows us to precisely control product composition and quality assurance. Periodically, we make appropriate investments that enhance our manufacturing capabilities and capacity to further leverage our existing facilities and trained production staff. We expect to continue to make appropriate investments in our manufacturing and fulfillment facilities.

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

The following table summarizes our product categories. The net sales figures are for the year ended December 31, 2007:

Product Category	Product Name	% of 2007 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv Classic	21.3	1988
	Reliv NOW	14.7	1988
	NOW for Kids	3.9	2000
	Reliv Delight	0.1	2001

Specific Wellness	FibRestore	14.9	1993
	Arthaffect	7.2	1996
	ReversAge	4.4	2000
	SoySentials	2.2	1998
	CardioSentials	2.4	2005

Weight Management(2)	Slimplicity Meal Replacement	6.2	2007
	Slimplicity Accelerator Capsule	3.1	2007
	Reliv Ultrim Plus	1.0	1988
	Cellebrate	0.8	1995

Sports Nutrition	Innergize!	13.6	1991
	ProVantage	3.1	1997

Skin Care	ReversAge Skin Care	1.1	2001
______________________

(1)
This table does not include net sales for the year ended December 31, 2007 related to freight and handling and sales of marketing materials, which represented approximately 11.8% of net sales for the year ended December 31, 2007.

(2)
In February 2007, we introduced our Slimplicity Meal Replacement formula and Slimplicity Accelerator Capsules in the United States and in January 2008, we introduced Slimplicity in each of our European markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market.

Basic Nutrition Supplements

Our four basic nutrition supplements provide consumers with a broad spectrum of essential nutrients. Every formulation is specifically designed to optimize and enhance the benefits of the nutrients it contains.

•
Reliv Classic is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. It is a vegetarian product that contains no animal compounds, artificial preservatives, artificial flavors or added simple sugars. Reliv Classic is available in the United States, Australia, New Zealand, Canada, Germany, Austria, the Netherlands, the United Kingdom, Ireland, Malaysia, Singapore and the Philippines.

•	Reliv NOW is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. Reliv NOW is available in every country where we operate.

•
NOW for Kids is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. NOW for Kids is available in Australia, New Zealand, United States, the United Kingdom, Ireland and the Philippines.

•	Reliv Delight is a powdered nutritional supplement sold as a milk replacement. Reliv Delight is available in Mexico and the United States.

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

•
SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States, Canada, the United Kingdom, Ireland and Mexico.

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

•
Our Slimplicity Weight Loss System was introduced in the United States in February 2007 and includes our two newest products: (1) Slimplicity meal replacement and (2) Slimplicity accelerator capsules. Our Slimplicity Weight Loss System incorporates these new products into an overall program that includes proper diet and exercise and is focused on facilitating weight loss and developing healthier lifestyle choices. Slimplicity is currently available in the United States, Germany, Austria, the Netherlands, Ireland and the United Kingdom. In our European markets, we offer chewable tablets instead of capsules in light of local preferences and formula modifications required to comply with product regulations.

•
Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program. Reliv Ultrim-Plus is sold in Australia, New Zealand, Canada, Malaysia, Mexico, Philippines and Singapore. Reliv Ultrim-Plus is no longer available in the United States, Germany, the Netherlands, Austria, Ireland and the United Kingdom due to the introduction of our Slimplicity meal replacement product. We expect Slimplicity to eventually replace Reliv Ultrim-Plus in all of our markets as we introduce our Slimplicity Weight Loss System in each market.

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

Research and Development

We maintain an ongoing research and development effort led by Dr. Carl W. Hastings, Ph.D. and consult with other industry professionals and with the physicians and professionals on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products. Since 2000, we have introduced seven of our current products, including ReversAge, NOW for Kids, Reliv Delight, CardioSentials, Slimplicity meal replacement, Slimplicity accelerator capsules and ReversAge Performing Enhancing Skin Care. From time to time, we have also reformulated and enhanced our products. We currently are in the later development stages of a new product that we expect to introduce when market conditions are favorable. In addition, we are in the conceptual stages with respect to certain potential products that would complement our existing product line. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients for new product ideas and developments.

For the years ended December 31, 2007, 2006 and 2005, our research and development expenses were $453,000, $437,000 and $558,000, respectively.

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

In each country in which we conduct business, distributors operate under a uniform compensation system in which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

Designation	Discount
Retail Distributor	20%
Affiliate	25%
Key Affiliate	30%
Senior Affiliate	35%
Master Affiliate	40% (1)
Director	40% (1)
Key Director	40% (1)
Senior Director	40% (1)
Master Director	40% (1)
Presidential Director	40% (1)
_____________________

(1)	In addition to discounts, these levels also receive commissions based on downline sales by Master Affiliates and above that they sponsor.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2007, we had 374 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2007, we sponsored approximately 45 training schools on a quarterly basis across all of our markets for new Master Affiliates;

•	In the United States, we annually sponsor regional distributor conferences.

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference for all distributors.

During 2007, we invested approximately $5.3 million in training, conferences and promotional events for our distributors worldwide.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 12 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2007, approximately 11.5% of our net sales were generated outside of the United States.

The table below shows the countries in which we operate and the year we commenced selling products:

Country	Year Entered
United States	1988
Australia	1991
New Zealand	1992
Canada	1992
Mexico	1993
United Kingdom(1)	1995
Philippines	2000
Malaysia	2003
Ireland	2003
Singapore	2004
Germany	2005
Austria	2006
Netherlands	2006
______________________

(1)	Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 25.5% of our net sales in 2007 in California, Kansas, Illinois and Arizona, with each state contributing at least 5% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products, particularly in California and the Southeast as our existing distributor bases grow and expand. Additionally, we intend to develop and strengthen distributor groups in other markets, which may include the Mid-Atlantic states and Texas.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2007, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ UK (including Ireland), Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, and Reliv’ Germany (including Austria and the Netherlands). We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local entity.

We believe that there is a significant opportunity to increase sales in all of our current international markets. We have established a uniform business model and compensation plan across all of our markets, and we have recently begun to support our international markets with additional marketing support. We continue to encourage, and in certain circumstances provide limited financial support to, certain top distributors in an effort to expand their distributor networks internationally.

In addition to increasing sales in current international markets, our expansion strategy targets selected new foreign markets. Our presence in Malaysia, Singapore and the Philippines provides us with familiarity from which to expand into other areas of Asia. Accordingly, we expect to open for business in Indonesia in 2008 following our receipt of certain licensing and product approvals. Similar to Asia, our recent entry into Germany, Austria and the Netherlands and our 12 years of experience in the UK offer us the opportunity to expand into additional European markets.

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

Our ability to manufacture our powdered nutritional supplements is a competitive advantage with respect to competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product of our Slimplicity accelerator capsules. By monitoring and testing products at all stages of the manufacturing process, we can precisely control product composition. In addition, we believe we can control costs by manufacturing our own powdered nutritional supplements.

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements. In 2007, our Chesterfield plant was audited and re-certified by the Australian TGA.

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

In the United States, our products are warehoused and shipped by common carrier to distributors. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Petaling Jaya, Malaysia; Singapore; and Frankfurt, Germany. Our Philippines subsidiary currently has approximately 24 product pick-up centers located throughout the country which are operated by local business contractors and a company-owned and operated business center located in Makati. In Mexico, product is warehoused and shipped in and from approximately 7 distribution centers located throughout the country. With the exception of our Canada, New Zealand and Singapore subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland order and receive product from our UK subsidiary. Distributors in Austria and the Netherlands order and receive product from our Germany subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 1.72%, 1.17%, and 1.20% of net sales in 2007, 2006 and 2005, respectively.

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

Currently, we have twenty trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of twelve of our fifteen products. NOW for Kids is not registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

The manufacture of dietary supplements is subject to existing FDA current good manufacturing practice, or cGMP, regulations for food. On June 22, 2007, the FDA issued new regulations relating to more detailed cGMP specifically for dietary supplements. Under the new regulations, we qualify as a small business and have until June 2009 before the regulations apply to us. Currently, we are evaluating our systems and facilities in light of the regulations and expect to be in full compliance by June 2009.

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

Employees

As of December 31, 2007, we and all of our subsidiaries had approximately 253 full-time employees compared with 246 such employees at the end of 2006.

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

We distribute our products exclusively through approximately 69,970 independent distributors as of December 31, 2007, and we depend upon them directly for substantially all of our sales. Our network marketing organization is headed by a relatively small number of key distributors. To increase our revenue, we must increase the number, or the productivity, of our distributors. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. The loss of a significant number of distributors, including any key distributors, together with their downline sales organizations, could materially and adversely affect sales of our products and could impair our ability to attract new distributors.

In 2007, approximately 65% of our distributors from 2006 renewed their Distributor Agreements with us. Distributors who purchase our products for personal consumption or for short-term income goals may stay with us for several months to one year. Distributors who have committed time and effort to build a sales organization, particularly our Master Affiliates and above, will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we and our upper-level distributor leadership do not provide the necessary mentoring, training and business support tools for new distributors to become successful salespeople in a short period of time.

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

Reliv Classic accounted for 21.3%, 20.7% and 23.9% of our net product sales in for the years ended December 31, 2007, 2006 and 2005, respectively, and, combined with Reliv NOW, Innergize! and FibRestore, these four products accounted for 64.5%, 71.3% and 69.5% of our net product sales for the years ended December 31, 2007, 2006 and 2005. If demand for any of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations would be materially and adversely affected.

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

We depend on the continued services of our Chief Executive Officer and founder, Robert L. Montgomery, and our current senior management team and the relationships that they have developed with our upper-level distributor leadership. Although we have entered into employment agreements with many members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team, in particular Mr. Montgomery, could negatively impact our distributor relations and operating results. Mr. Montgomery’s employment agreement currently allows him at any time either to (1) reduce his level of service to us by approximately one-half with a corresponding decrease in position and base compensation and a 25% decrease in incentive compensation or (2) terminate his employment agreement and continue in a consulting capacity for 15 years at 30% of his average annual compensation over the previous five years as a consulting fee. The loss of such key personnel could negatively impact our ability to implement our business strategy, and our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs.

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

Our Chief Executive Officer, Robert L. Montgomery, together with his family (including his sons R. Scott Montgomery and Ryan A. Montgomery) and affiliates, has the ability to influence the election and removal of the members of our board of directors and, as a result, to influence the future direction and operations of our company. As of March 1, 2008, Robert L. Montgomery, his family and affiliates beneficially owned approximately 21.8% of our common stock. Accordingly, they may significantly influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets. They may make decisions that are adverse to your interests.

Limited daily trading volume of our common stock may contribute to its price volatility.

Our common stock trades on the NASDAQ Global Select Market. During 2007, the average daily trading volume for our common stock as reported by the NASDAQ Global Select Market was approximately 45,000 shares. As a result, relatively small trades may have a significant impact on the price of our common stock.

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

Item No. 1B - Unresolved Staff Comments

As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2007 fiscal year.

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

The following table summarizes information related to our worldwide facilities as of December 31, 2007:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	8,900	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Mexico City, Mexico	central office/ warehouse/distribution	28,000	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	8,100	Leased
Birmingham, England, UK	central office/ warehouse/distribution	2,200	Leased
Petaling Jaya, Malaysia	central office/call center	6,500	Leased
Dietzenbach (Frankfurt), Germany	central office/ warehouse/distribution	8,300	Leased

Item No. 3 - Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business. We do not believe that any current proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item No. 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2007 and 2006.

	High	Low	Dividend

Year Ending December 31, 2007
Fourth Quarter	$10.07	$7.50	$0.05
Third Quarter	11.60	8.94	-
Second Quarter	11.56	9.53	0.05
First Quarter	11.49	8.57	-

Year Ending December 31, 2006
Fourth Quarter	10.25	8.10	0.05
Third Quarter	10.37	6.46	-
Second Quarter	12.86	9.14	0.05
First Quarter	18.69	11.00	-

As of March 1, 2008, there were approximately 2,180 holders of record of our common stock and an additional 4,990 beneficial owners, including shares of common stock held in street name. During the fourth quarter of 2007, we did not repurchase any shares of our common stock under our share repurchase plan authorized by our Board of Directors in May 2007 that provides for share repurchases of up to $15 million through April 2010.

Stock Performance Graph

The following graph compares, for the period January 1, 2003 to December 31, 2007, the cumulative total return (assuming reinvestment of dividends) on our common stock with (i) NASDAQ Composite Index (U.S.) and (ii) a peer group including the following companies: Mannatech, Inc., Nature’s Sunshine Products, Inc., and USANA Health Sciences, Inc. The peer group consists of other companies marketing nutritional products through direct sales. The graph assumes an investment of $100 on January 1, 2003, in our common stock and each of the other investment categories.

The historical stock prices of our common stock shown on the graph below are not necessarily indicative of future price performance. Per share value as of December 31, 2003, 2004, 2005, 2006 and 2007 is based on the common stock’s closing price as of such date. All prices reflect a 5-for-4 stock split issued to holders of record on November 14, 2003.

The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	Base Period
	12/02	12/03	12/04	12/05	12/06	12/07

Reliv' International, Inc.	100.00	137.34	241.48	358.84	238.65	227.72
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Peer Group	100.00	319.51	468.30	441.49	501.29	331.01

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Product sales	$99,465,246	$105,497,420	$102,045,383	$87,565,109	$69,679,404
Handling and freight income	11,592,258	11,969,737	11,519,781	9,417,324	7,280,319
Net sales	111,057,504	117,467,157	113,565,164	96,982,433	76,959,723
Costs and expenses:
Cost of products sold	19,100,527	19,519,904	19,264,347	16,662,935	13,228,050
Distributor royalties and commissions	44,298,744	47,127,026	45,479,062	38,622,537	29,916,744
Selling, general, and administrative	40,363,322	38,716,529	36,348,526	32,710,657	26,438,447
Total costs and expenses	103,762,593	105,363,459	101,091,935	87,996,129	69,583,241
Income from operations	7,294,911	12,103,698	12,473,229	8,986,304	7,376,482
Other income (expense):
Interest income	634,446	692,595	238,473	118,467	91,038
Interest expense	(1,373)	(50,156)	(313,329)	(243,118)	(234,956)
Other income	314,131	256,966	101,043	146,036	66,876
Total other income (expense)	947,204	899,405	26,187	21,385	(77,042)
Income before income taxes	8,242,115	13,003,103	12,499,416	9,007,689	7,299,440
Provision for income taxes	3,201,000	5,105,000	4,978,000	3,621,000	2,902,000
Net income	5,041,115	7,898,103	7,521,416	5,386,689	4,397,440
Preferred dividends accrued and paid	—	—	—	12,292	56,762
Net income available to common shareholders	$5,041,115	$7,898,103	$7,521,416	$5,374,397	$4,340,678
Earnings per common share - Basic	$0.31	$0.48	$0.47	$0.34	$0.29
Weighted average shares	16,094,000	16,465,000	15,885,000	15,662,000	14,969,000
Earnings per common share - Diluted	$0.31	$0.47	$0.46	$0.31	$0.26
Weighted average shares	16,303,000	16,727,000	16,388,000	17,137,000	16,706,000
Cash dividends declared per common share	$0.100	$0.100	$0.075	$0.065	$—

	As of December 31,
Balance Sheet Data:	2007	2006	2005	2004	2003
Cash and cash equivalents	$11,694,699	$9,332,810	$5,653,594	$10,151,503	$7,902,508
Working capital	12,513,543	16,229,922	3,963,741	11,466,647	7,256,295
Total assets	33,606,771	37,282,220	25,981,423	30,996,667	24,680,916
Long-term debt, less current maturities	—	—	2,211,065	3,357,691	3,700,138
Total stockholders’ equity	23,805,201	27,733,851	12,564,828	18,190,753	13,072,378

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 88.5% of worldwide net sales for the year ended December 31, 2007 compared to approximately 90.0% for the year ended December 31, 2006. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. We also operate on a limited basis in Austria and the Netherlands from our German office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2007, consisted of approximately 69,970 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2007, 2006 and 2005. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	17.2	16.6	17.0
Distributor royalties and commissions	39.9	40.1	40.0
Selling, general and administrative	36.3	33.0	32.7

Income from operations	6.6	10.3	11.0
Interest income	0.5	0.6	0.2
Interest expense	(0.0)	(0.0)	(0.3)
Other income	0.3	0.2	0.1

Income before income taxes	7.4	11.1	11.0
Provision for income taxes	2.9	4.4	4.4

Net income	4.5%	6.7%	6.6%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales. Overall, sales decreased by 5.5% worldwide, as sales in the United States decreased by 7.0% in the year ended December 31, 2007 compared to 2006. During 2007, our international sales increased by 8.8% over the prior year, primarily the result of the weakening U.S. dollar. However, we did experience sales growth of 20% in our Philippine market, when measured in local currency.

      The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007		2006		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$98,348	88.5%	$105,784	90.0%	$(7,436)	(7.0)%
Australia/New Zealand	2,944	2.7	2,550	2.2	394	15.5
Canada	1,634	1.5	1,638	1.4	(4)	(0.2)
Mexico	1,526	1.4	1,433	1.2	93	6.5
United Kingdom/Ireland	1,062	1.0	1,235	1.1	(173)	(14.0)
Philippines	2,942	2.6	2,198	1.9	744	33.8
Malaysia/Singapore	1,765	1.5	1,805	1.5	(40)	(2.2)
Germany	837	0.8	824	0.7	13	1.6
Consolidated total	$111,058	100.0%	$117,467	100.0%	$(6,409)	(5.5)%

The following table sets forth, as of December 31, 2007 and 2006, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	December 31, 2007		December 31, 2006		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	56,920	13,890	52,880	16,580	7.6%	(16.2)%
Australia/New Zealand	2,450	280	2,460	300	(0.4)	(6.7)
Canada	1,140	180	1,170	180	(2.6)	0.0
Mexico	1,430	220	1,130	240	26.5	(8.3)
United Kingdom/Ireland	780	120	910	160	(14.3)	(25.0)
Philippines	4,530	400	3,430	370	32.1	8.1
Malaysia/Singapore	2,170	350	2,560	410	(15.2)	(14.6)
Germany	550	150	420	130	31.0	15.4
Consolidated total	69,970	15,590	64,960	18,370	7.7%	(15.1)%

In the United States, the sales decline was the result of fewer distributors qualifying for the level of Master Affiliate during 2007, compared to 2006. This decrease in the number of new Master Affiliates led to a reduction in the size of the average order. In 2007, approximately 5,150 distributors qualified as new Master Affiliates and 47.6% of the Master Affiliates and above as of December 31, 2006 requalified as Master Affiliates and above during 2007. This compares to approximately 7,600 new Master Affiliates and a requalification rate of 56.7% in 2006. In 2007, approximately 21,930 new distributors were enrolled in the United States, as compared to approximately 20,390 in 2006. Distributor retention in the United States improved slightly to approximately 65.2% for 2007 compared to a rate of 62.4% for 2006.

In the United States during 2007, we processed approximately 336,060 orders for products at an average order of $386 at suggested retail. In 2006, we processed approximately 332,725 product orders at an average order of $421 at suggested retail. Over the past year, we have emphasized the importance of bringing in new distributors at all levels, not just directly into the Master Affiliate level. We intend to continue our distributor growth strategy of bringing in new distributors at all levels. However, we will continue to focus on efforts to teach our newest distributors to build their business to the Master Affiliate level through training and other programs. Included in these order and average order totals are orders placed through our Direct Select program. This program is available for distributors and their retail customers to order products in less than case lots directly from us. In the United States during 2007, we processed a total of approximately 61,360 orders under this program at a suggested retail sales value of $7.2 million, compared to 75,870 orders, at a suggested retail value of $8.8 million during 2006. The average order size at a suggested retail value was $118 in 2007 compared to $116 during 2006.

We also continue to focus on initiatives to improve our new distributor enrollment rates, which we believe will lead to improved sales, and continue to emphasize the importance of new distributor enrollments in our distributor training. We contracted to once again be featured in the February 2008 issue of Success from Home magazine, a publication targeted towards people who are considering starting their own business in the network marketing industry. We continue to encourage our distributors to use this magazine as a tool to help them build their sales organizations, as industry data shows it to be an effective tool. A new bonus program was announced in August 2007. This bonus program involves monthly and periodic cash awards, along with the opportunity to earn a trip to the Lake of the Ozarks, Missouri in September 2008. We believe this will be a more effective bonus program than the “Mega Bonus” program, as it will award bonuses throughout the year, and therefore will potentially impact a greater number of distributors. This allows new distributors to have an equal opportunity to earn awards, regardless of when they become a distributor during the contest period.

In February 2007, we launched our new weight control product line, Slimplicity®. Slimplicity currently replaces the Ultrim-Plus meal replacement product line in the United States, Germany, and the United Kingdom and we expect it to replace Ultrim-Plus in other markets. In 2007, sales of the Slimplicity product line represented approximately 9% of net sales in the United States. In comparison, sales of the previous weight control product line historically represented approximately 2% of net sales in the United States annually.

During the year ended December 31, 2007, net sales in our international operations increased in aggregate by 8.8% to $12.7 million compared to $11.7 million for the year ended December 31, 2006. The increase in international sales occurred primarily in the Philippines, Australia/New Zealand, and Mexico. When net sales are converted using the 2006 exchange rate for both 2007 and 2006, international net sales increased 0.6% for 2007 compared to the prior year, as the U.S. dollar weakened against all of the currencies in which we conduct operations, except for the Mexican peso.

Net sales in the Australia/New Zealand market increased by 15.5% in 2007 compared to 2006. New distributor enrollments were 900 in 2007 compared to 893 in 2006. When net sales are converted using the 2006 exchange rate for both 2007 and 2006, net sales in this market increased by 3.8%. In 2006, we started a sales development in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this and other foreign markets. In 2007, that plan continued, but at a slightly reduced level. In total, we invested approximately $433,000 in sales development expenses across our foreign markets during 2007. The majority of this investment took place in this market. The sales development efforts continue to have a positive impact on net sales, which in turn, has improved the operating results of this market. The combined net loss for the Australia/New Zealand market was $43,000 in 2007, compared to a net loss of $224,000 in 2006.

Net sales in Canada decreased by 0.2% in 2007 compared to 2006. Just as in the United States, the decline in new qualifying Master Affiliates played a role in the decline in net sales. In 2007, 65 distributors qualified as Master Affiliates, compared to 88 in the prior year. New distributor enrollments were 381 in 2007 compared to 441 in 2006. When measured in local currency, Canadian net sales decreased by 5.8% in 2007 compared to 2006. Net income in Canada was $62,000 for 2007, compared to a net loss of $2,000 in 2006. In November 2007, we adjusted the pricing of our products in Canada to reflect the value of the stronger Canadian dollar.

Net sales in Mexico increased 6.5% in 2007 compared to 2006. New distributor enrollments were 976 in 2007 compared to 682 in 2006. When measured in local currency, 2007 net sales increased by 6.8%, as the Mexican peso weakened slightly on average for 2007 when compared to the U.S. dollar. Mexico is beginning to show signs of improvement in sales from the price increase and change in distributor qualification requirements that were made in March 2005 to make the Mexican business model consistent with the rest of our markets. These improved sales results are also due in part to the efforts of the national sales manager we named for our Reliv Mexico operations in August 2006. The net loss in Mexico for 2007 was $332,000, compared to a net loss of $285,000 in 2006. The increase in the net loss is due to higher expenses for local distributor conferences and other marketing support.

Net sales in the United Kingdom decreased by 14.0% for 2007 compared to 2006, as we struggled to make inroads in developing local distributor leaders in this market. When measured in local currency, net sales in the UK decreased by 20.8% in 2007 compared to the prior year. New distributor enrollments were 415 in 2007 compared to 624 in 2006. The net loss incurred in the United Kingdom was $564,000 in 2007, compared to a net loss of $507,000 in 2006. The weakening U.S. dollar was the primary cause of the increased loss, as the net loss when measured in British pounds sterling was £282,000 in 2007 and £274,000 in 2006.

Net sales in the Philippines increased by 33.8% in 2007 compared to the prior year. New distributor enrollments were 3,390 in 2007 compared to 2,254 in 2006. When measured in local currency, 2007 net sales increased by 20.0%. Sales growth in the Philippines has been the result of stable and effective local sales leadership, along with the continuing development of local distributor leaders. Along with the increase in new distributor enrollments, the active distributor count in the Philippines grew by 32.1% as of the end of 2007 compared to the end of 2006, and the number of distributors at the Master Affiliate or higher level grew by 8.1%. The net loss in the Philippines for 2007 was $210,000, compared to a net loss of $127,000 in 2006, due to higher expenses in corporate-sponsored distributor meetings.

Net sales in the Malaysia/Singapore market decreased by 2.2% in 2007 compared to the prior year. New distributor enrollments were 1,361 in 2007 compared to 1,743 in 2006. When measured in local currency, 2007 net sales declined by 8.3%. The combined net loss for Malaysia/Singapore for 2007 was $312,000, compared to a net loss of $258,000 in 2006. We appointed a new sales manager for this market in May 2007. We view this market, coupled with the Philippines, as part of a larger Asian regional market. We are gradually designing our products, product labeling, and sales materials to work across the entire region. As part of this regional consolidation, we have begun to use a public bonded warehouse in Singapore to consolidate inventories across the region. This will allow us to eventually eliminate local warehousing needs in each country which should reduce our carrying costs.

Net sales in Germany increased by 1.6% in 2007 compared to the prior year. New distributor enrollments were 368 in 2007, compared to 359 in 2006. When measured in local currency, 2007 net sales declined by 7.1%. The net loss in Germany for 2007 was $688,000, compared to a net loss of $473,000 in 2006. The increase in the net loss is the result of additional corporate spending in sales staffing and support.

Cost of Products Sold. Cost of products sold as a percentage of net sales increased to 17.2% for the year ended December 31, 2007 compared to 16.6% for the year ended December 31, 2006. Gross margins declined in 2007 compared to 2006 primarily due to lower production levels corresponding with the decrease in sales. Additionally, raw material price increases and higher outbound freight costs are negatively impacting gross margins.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales decreased slightly to 39.9% for the year ended December 31, 2007 compared to 40.1% for the same period in 2006. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net sales.

Selling, General and Administrative Expenses. For 2007, selling, general and administrative, or SGA, expenses increased by $1.6 million compared to 2006. Additionally, SGA expenses as a percentage of net sales increased to 36.3% in 2007 compared to 33.0% in 2006.

Sales and marketing expenses represented approximately $1.4 million of the increase in 2007. Components of the change included an increase in salaries, fringes, and contract labor expenses of $871,000, an increase of $294,000 for our international and regional leadership conferences, an increase of $209,000 in promotional bonuses and trips related to sales volume. At our international distributor conference in St. Louis in late July 2006, we announced a special bonus program, called “Mega Bonus.” Under the new “Mega Bonus” program, we awarded more than $700,000 in bonuses at our international conference in August 2007. The bonuses were awarded to the top 50 distributors in group sales volume between August 1, 2006 and July 31, 2007, with the first-place winner receiving $100,000. The promotional trip expenses related to an incentive trip to Germany earned by our top 50 distributorships upon reaching $15 million in worldwide retail sales in two consecutive months during the first quarter of 2007. Additional year over year increases in expenditures were incurred for distributor newsletter costs, and costs incurred for corporate-sponsored business opportunity meetings.

Distribution and warehouse expenses increased by $247,000 due to higher wages, contract labor expenses, and shipping supply expenses. General and administrative expenses decreased by approximately $10,000 in 2007 compared to 2006. Significant increases were in salaries and benefits of $636,000, accounting fees of $170,000, legal fees of $178,000, and directors’ fees of $117,000. These were offset by decreases in incentive compensation expense of $871,000, business insurance expenses of $216,000, and shareholder communication expenses of $164,000.

Interest Income/Expense. Interest income decreased to $634,000 for the year ended December 31, 2007, compared to $693,000 for the same period in 2006. The decrease in interest income is the result of a decrease in short-term investments over the second half of 2007. Interest expense decreased to $1,000 for 2007 compared to $50,000 for 2006.

Income Taxes. We recorded income tax expense of $3.2 million for 2007, an effective rate of 38.8%. In 2006, we recorded income tax expense of $5.1 million, an effective rate of 39.3%. The lower effective rate in 2007 is the result of the increased benefit of the Domestic Manufacturing Deduction, a reduction in international losses for which there is no tax benefit, and lower marginal income tax rate, as our income before taxes was lower than the prior year.

Net Income. Our net income decreased to $5.0 million ($0.31 per share basic and diluted) for the year ended December 31, 2007 compared to $7.9 million ($0.48 per share basic and $0.47 per share diluted) for 2006. Profitability decreased commensurate with the decrease in net sales in the United States, as discussed above, and as a result of the increase in the net loss from international operations. Net income in the United States was $7.1 million in 2007, compared to $9.8 million in 2006. The net loss from international operations was $2.1 million in 2007, compared a net loss of $1.9 million in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Sales in the United States grew by 3.2% in the year ended December 31, 2006 compared to 2005. During 2006, our international sales increased by 6.1% over the prior year, primarily the result of continued growth in our UK market due to the efforts of the local management, and growth in our Australia/New Zealand market as the result of certain focused sales development efforts.

The following table summarizes net sales by geographic market for the years ended December 31, 2006 and 2005:

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

The following table sets forth the number of our active distributors and Master Affiliates and above, as of December 31, 2006 and 2005:

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

During the year ended December 31, 2006, net sales in our international operations increased in aggregate by 6.1% to $11.7 million compared to $11.0 million for the year ended December 31, 2005. The increase in international sales occurred primarily in United Kingdom/Ireland, Australia/New Zealand, and Germany. In 2006, Germany had its first full year of business, with net sales of $824,000, compared to $320,000 from July through December, 2005. When net sales are converted using the 2005 exchange rate for both 2006 and 2005, international net sales increased 3.4% for 2006 compared to the prior year, as the U.S. dollar strengthened against the Australian and New Zealand dollars and the Mexican peso. All other currencies in which we conduct operations strengthened against the U.S. dollar, in particular the Philippine peso and Canadian dollar.

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

Net sales in the United Kingdom increased by 46.0% for 2006 compared to 2005, as the efforts of our general manager hired in 2005 in the United Kingdom continued to show positive results, coupled with added U.S. distributor leader support. When measured in local currency, net sales in the United Kingdom increased by 43.9% in 2006, compared to the prior year. New distributor enrollments were 624 in 2006 compared to 447 in 2005. However, the added staffing and sales development expenses continue to impact the profitability of this market. The net loss incurred in the United Kingdom was $507,000 in 2006, compared to a net loss of $421,000 in 2005.

Net sales in the Philippines declined by 5.6% in 2006 compared to the prior year. New distributor enrollments were 2,254 in 2006 compared to 2,993 in 2005. When measured in local currency, 2006 net sales declined by 11.9%. As in Mexico, net sales continue to be impacted by the changes to our distributor qualification requirements and increased prices in the Philippines effective February 2005. The net loss in the Philippines for 2006 was $127,000, compared to a net loss of $104,000 in 2005, as we increased our expense in corporate-sponsored business opportunity meetings and other forms of distributor communications.

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

Cost of Products Sold. Cost of products sold as a percentage of net sales decreased slightly to 16.6% for the year ended December 31, 2006 compared to 17.0% for the year ended December 31, 2005. Gross margins improved primarily due to margin improvements on our new formulation of Reliv Classic, which was introduced in mid-February 2006, along with improved production efficiencies. Partially offsetting these improvements were higher distribution costs on distributors’ orders due to fuel surcharges and other increased shipping charges.

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

Financial Condition, Liquidity and Capital Resources

We generated $4.8 million of net cash during 2007 from operating activities, $6.6 million was generated in investing activities, and we used $9.2 million in financing activities. This compares to $9.0 million of net cash provided by operating activities, $9.3 million used in investing activities, and $3.8 million generated in financing activities in 2006. Cash and cash equivalents increased by $2.4 million to $11.7 million as of December 31, 2007 compared to December 31, 2006. We also have $399,000 in short-term investments as of December 31, 2007, compared to $7.9 million as of December 31, 2006.

Significant changes in working capital items consisted of an increase in inventories of $1.3 million, a decrease in prepaid expenses and other current assets of $268,000, and an increase in other assets of $431,000 in 2007. Lower than forecasted sales volumes in recent months have resulted in higher than planned finished goods and raw material inventories. Sales aids and promotional materials have increased primarily due the purchase of a new edition of Success from Home magazine. This magazine is being sold in bulk packs as a recruiting tool. The decrease in prepaid expenses/other current assets is due to the reduction in deposits with certain key vendors. Other assets increased as the result of additional insurance premiums paid and an increase in the value of assets held in a supplemental executive retirement plan.

Our net investing activities included $836,000, $477,000, and $1.6 million for capital expenditures in the years ended December 31, 2007, 2006 and 2005, respectively. Investing activities for 2007 also included net proceeds of $7.5 million in short-term investments. The remaining balance of short-term investments at December 31, 2007 is comprised of certificates of deposit.  We continue to hold a long-term investment valued at $1.1 million as of December 31, 2007 as a limited partner in a private equity fund.

Financing activities in 2007 included $7.7 million in purchases of our stock into treasury and $1.6 million in common stock dividends paid. Financing activities in 2006 included $11.9 million in net proceeds from the common stock offering that closed in April 2006, $1.7 million in common stock dividends paid, $3.6 million in our purchases of our stock into treasury, $317,000 in proceeds from options and warrants exercised and excess tax benefits from stock-based compensation, and $3.1 million of principal payments made on long-term borrowings. These payments paid off the balance of a promissory note for the purchase of common stock from a former officer/director and his wife that occurred in March 2005. The most significant financing activity in 2005 was $13.8 million in purchases of treasury stock. Of the $13.8 million in stock purchases, $9.7 million was paid in cash and notes were issued for the remaining $4.1 million. As of December 31, 2005, $3.1 million of the notes was outstanding. The majority of this treasury stock was purchased from a former officer, a former officer/director and his wife, and three of our current officers and/or directors. In March 2005, we announced that our board of directors had approved a stock repurchase plan of our common stock of up to $15 million over the next three years. Approximately $4.3 million of stock was purchased in the open market during 2005. In June 2005, we also paid the remaining balance of the long-term debt on our headquarters facility totaling approximately $3.5 million. In 2005, we also paid $1.2 million in common stock dividends and received $274,000 in proceeds from the exercise of options and warrants.

Stockholders’ equity decreased to $23.8 million at December 31, 2007 compared with $27.7 million at December 31, 2006. The components of the change in equity are our net income during 2007 of $5.0 million, less the treasury stock purchases and common stock dividends paid.

Our working capital balance was $12.5 million at December 31, 2007 compared to $16.2 million at December 31, 2006. The current ratio at December 31, 2007 was 2.5 compared to 2.9 at previous year-end.

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

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility expires in April 2008, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At December 31, 2007, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

Management believes that our internally generated funds and the borrowing capacity under the new revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2008.

Contractual Obligations

The table below presents our contractual obligations and commercial commitments as of December 31, 2007. This consists of our operating leases. For the operating leases, the amounts shown represent the future minimum payments under noncancelable leases with initial or remaining terms in excess of one year as of December 31, 2007.

(In Thousand $’s)	Less Than 1 year	1-3 years	3 - 5 years	More than 5 years	Total
Operating leases	93	235	40	—	368
Total Obligations	$93	$235	$40	$—	$368

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

Revenue

We receive payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. Net sales reflect product sales at suggested retail price less the distributor discount of 20% to 40%. Sales revenue and commission expenses are recorded when the merchandise is shipped, as this is the point title and risk of loss pass. In accordance with EITF 01-09, we present distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor.

Actual and estimated returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Total returns have been approximately 1.72%, 1.17%, and 1.20% of net sales in 2007, 2006 and 2005, respectively. We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

In 2006, we adopted SFAS No. 151, “Inventory Costs,” (“SFAS 151”) which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as period charges, rather than as an inventory value. This standard also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Our pre-existing accounting policy for inventory valuation was generally consistent with this guidance, and therefore, the adoption of SFAS 151 did not have a significant impact on our 2006 financial results.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), we had adopted the disclosure-only provisions of SFAS No. 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. We adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We used the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. As a result of adopting SFAS 123(R), we incurred employee stock-based compensation cost of $75,000 ($51,000 net of tax) and $63,000 (also $63,000 net of tax), for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, we had $782,000 ($531,000 net of tax) of unrecognized compensation cost relating to stock options.

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

At December 31, 2007, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $3.33 million. These net operating loss carryforwards have various expiration dates, depending on the country in which they occurred. A valuation allowance of $3.28 million has been established for a portion of these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.

The calculations of our tax liabilities involve dealing with uncertainties in the application of complex tax regulations. On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (FIN No. 48), and related guidance (see Note 11: Income Taxes” in Part II, Item 8 of this Form 10-K). As a result of the implementation of FIN No. 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in FIN No. 48. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, or new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Accounting Pronouncements Not Yet Implemented

Fair Value Positions

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial and non-financial assets and liabilities are not anticipated to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a significant impact on our consolidated financial statements.

Item No. 7A - Quantitative And Qualitative Disclosures Regarding Market Risk

Foreign Currency Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as we have several foreign subsidiaries. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings in future periods may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars.

Net sales outside of the United States represented 11.5%, 10.0%, and 9.7% of total net sales in 2007, 2006, and 2005, respectively. Our primary exposures to adverse currency fluctuations would result in an increase in the cost of goods sold, relative to foreign net sales, as the vast majority of the products sold are purchased from the parent company in the United States, with prices denominated in U.S. dollars. As of December 31, 2007, we had a net investment in our foreign subsidiaries of $3.0 million (in U.S. dollars).

We have performed a sensitivity analysis as of December 31, 2007 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies in which we conduct business. Using the results of operations for 2007 for our foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in our net income of approximately $50,000 and reduce the value of the net investment in the foreign subsidiaries by $299,000.

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as freestanding derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. We began 2007 holding no Canadian forward exchange contracts. During 2007, we elected to enter into forward exchange contracts for a portion of our Canadian cash flows, as the Canadian dollar continued to strengthen against the U.S. dollar. As of December 31, 2007, we were holding Canadian forward exchange contracts totaling $588,000 with maturities through December 31, 2008, and a related mark-to-market loss of $14,000. As of December 31, 2007, we had no hedging instruments in place to offset exposure to any foreign currencies for any of the other countries in which we do business.

Interest Rate Risk

Our interest income is subject to interest rate risk. At December 31, 2007, we hold worldwide balances of cash, cash equivalents, and short-term investments totaling approximately $12.1 million; a substantial portion of which is invested in U.S. based financial instruments. A significant portion of our U.S. held cash and cash equivalents balances earn overnight interest income at either the daily prevailing market rate or other short-term (30 days) variable rates. Our short-term investments consist of fixed-rate certificates of deposit with original maturities greater than 90 days but less than one year at date of purchase. We no longer hold auction rate securities or similar debt securities. Our primary objective of our interest income strategy is to preserve principal while maximizing yields, without significantly increasing risk. Utilizing an average fiscal year 2007 quarter-end balance comprised of U.S. held cash, cash equivalents, and short term investments, a hypothetical 1% change in interest rates could result in a change in our interest income of approximately $123,000.

As noted above, our cash, cash equivalents, and short-term investments are generally invested in short-term financial instruments which the interest rate approximates current market rates. Therefore, we believe our market risk to unrealized gains or losses on the carrying value of these investments is not significant.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Effectiveness of Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007, is included herein.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 22, 2008, which is expected to be filed with the Commission within 120 days after December 31, 2007.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 22, 2008, which is expected to be filed with the Commission within 120 days after December 31, 2007.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 22, 2008, which is expected to be filed with the Commission within 120 days after December 31, 2007.

Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 22, 2008, which is expected to be filed with the Commission within 120 days after December 31, 2007.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 22, 2008, which is expected to be filed with the Commission within 120 days after December 31, 2007.

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4	Letter Agreement with Southwest Bank of St. Louis dated June 28, 2006 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended June 30, 2006).

10.5	Promissory Note with Southwest Bank of St. Louis dated June 28, 2006 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant for the quarter ended June 30, 2006).

10.6*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.7*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.8	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

10.9*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.12*
Stock Redemption Agreement with David G. Kreher and Pamela S. Kreher dated March 14, 2005 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.13*	Kreher Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.19 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.14*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.16*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.17*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.18*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV' INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 14, 2008

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 14, 2008

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 14, 2008

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 14, 2008

By:	/s/ Donald L. McCain
Donald L. McCain, Director

Date: March 14, 2008

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 14, 2008

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 14, 2008

By:	/s/ Denis St. John
Denis St. John, Director

Date: March 14, 2008

By:	/s/ Michael D. Smith
Michael D. Smith, Director

Date: March 14, 2008

By:	/s/Patrick G. Doherty
Patrick G. Doherty, Director

Date: March 14, 2008

Exhibit Index

Exhibit Number	Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2	By-Laws (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4	Letter Agreement with Southwest Bank of St. Louis dated June 28, 2006 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended June 30, 2006).

10.5	Promissory Note with Southwest Bank of St. Louis dated June 28, 2006 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant for the quarter ended June 30, 2006).

10.6*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.7*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.8	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

10.9*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.12*
Stock Redemption Agreement with David G. Kreher and Pamela S. Kreher dated March 14, 2005 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.13*	Kreher Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.19 to the Form 10-K of the Registrant for the year ended December 31, 2004).

10.14*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.16*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.17*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.18*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Reliv’ International, Inc.
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2007, 2006, and 2005

Contents

Consolidated Financial Statements:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109 and changed its method of accounting for uncertainty for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliv’ International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited Reliv’ International Inc. and Subsidiaries (Reliv’ International, Inc.) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliv’ International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Reliv’ International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliv’ International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Reliv’ International, Inc., and our report dated March 12, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 12, 2008

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$11,694,699	$9,332,810
Short-term investments	398,592	7,864,000
Accounts and notes receivable, less allowances of $8,300 in 2007 and $6,200 in 2006	811,634	669,379
Accounts due from employees and distributors	204,705	223,246
Inventories:
Finished goods	3,290,114	2,752,770
Raw materials	1,630,976	1,337,661
Sales aids and promotional materials	1,258,148	687,790
Total inventories	6,179,238	4,778,221

Refundable income taxes	362,330	279,096
Prepaid expenses and other current assets	862,172	1,103,996
Deferred income taxes	574,430	594,430
Total current assets	21,087,800	24,845,178

Other assets	2,999,903	2,639,537
Accounts due from employees and distributors	319,883	362,959

Property, plant, and equipment	18,511,944	18,555,718
Less accumulated depreciation	9,312,759	9,121,172
	9,199,185	9,434,546

Total assets	$33,606,771	$37,282,220

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)
	December 31
	2007	2006
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,464,257	$8,615,256
Income taxes payable	110,000	-
Total current liabilities	8,574,257	8,615,256

Noncurrent liabilities:
Noncurrent deferred income taxes	-	42,000
Other noncurrent liabilities	1,227,313	891,113
Total noncurrent liabilities	1,227,313	933,113

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2007 and 2006	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 15,877,179 shares issued and 15,873,754 shares outstanding in 2007; 16,730,465 shares issued and 16,605,523 shares outstanding in 2006	15,877	16,731
Additional paid-in capital	33,100,351	34,732,421
Accumulated deficit	(8,869,332)	(5,336,866)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(419,179)	(540,653)
Treasury stock	(22,516)	(1,137,782)
Total stockholders’ equity	23,805,201	27,733,851

Total liabilities and stockholders’ equity	$33,606,771	$37,282,220

See accompanying notes.

 Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Income
	Year ended December 31
	2007	2006	2005

Product sales	$99,465,246	$105,497,420	$102,045,383
Handling & freight income	11,592,258	11,969,737	11,519,781
Net sales	111,057,504	117,467,157	113,565,164

Costs and expenses:
Cost of products sold	19,100,527	19,519,904	19,264,347
Distributor royalties and commissions	44,298,744	47,127,026	45,479,062
Selling, general, and administrative	40,363,322	38,716,529	36,348,526
Income from operations	7,294,911	12,103,698	12,473,229

Other income (expense):
Interest income	634,446	692,595	238,473
Interest expense	(1,373)	(50,156)	(313,329)
Other income	314,131	256,966	101,043
Income before income taxes	8,242,115	13,003,103	12,499,416
Provision for income taxes	3,201,000	5,105,000	4,978,000

Net income available to common
shareholders	$5,041,115	$7,898,103	$7,521,416

Earnings per common share - Basic	$0.31	$0.48	$0.47
Weighted average shares	16,094,000	16,465,000	15,885,000

Earnings per common share - Diluted	$0.31	$0.47	$0.46
Weighted average shares	16,303,000	16,727,000	16,388,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2004	16,323,668	$16,324	$22,661,179	$(3,719,711)	$(758,331)	2,737	$(8,708)	$18,190,753
Net income	-	-		7,521,416	-	-	-	7,521,416
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	88,985	-	-	88,985
Total comprehensive income								7,610,401
Common stock dividends paid, $0.075 per share	-	-	-	(1,188,288)	-	-	-	(1,188,288)
Warrants granted under DSPP	-	-	66,674	-	-	-	-	66,674
Common stock purchased for treasury	-	-	-	-	-	1,460,155	(13,790,375)	(13,790,375)
Retirement of treasury stock	(1,410,698)	(1,411)	(1,746,357)	(11,539,012)	-	(1,410,698)	13,286,780	-
Proceeds from sale of treasury stock	-	-	22,547	-	-	(2,112)	10,813	33,360
Options and warrants exercised	700,674	701	598,420	(326,818)	-	-	-	272,303
Tax benefit from exercise of options and warrants	-	-	1,370,000	-	-	-	-	1,370,000
Balance at December 31, 2005	15,613,644	15,614	22,972,463	(9,252,413)	(669,346)	50,082	(501,490)	12,564,828
Net income	-	-	-	7,898,103	-	-	-	7,898,103
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	128,693	-	-	128,693
Total comprehensive income								8,026,796
Common stock dividends paid, $0.100 per share	-	-	-	(1,675,582)	-	-	-	(1,675,582)
Warrants granted under DSPP	-	-	102,224	-	-	-	-	102,224
Employee stock-based compensation	-	-	62,991	-	-	-	-	62,991
Common stock purchased for treasury	-	-	-	-	-	416,487	(3,602,531)	(3,602,531)
Retirement of treasury stock	(341,627)	(342)	(707,608)	(2,258,289)	-	(341,627)	2,966,239	-
Proceeds from issuance of common stock, net	1,200,000	1,200	11,917,592	-	-	-	-	11,918,792
Options and warrants exercised	258,448	259	262,451	(48,685)	-	-	-	214,025
Tax benefit from exercise of options and warrants	-	-	122,308	-	-	-	-	122,308
Balance at December 31, 2006	16,730,465	16,731	34,732,421	(5,336,866)	(540,653)	124,942	(1,137,782)	27,733,851
Net income	-	-	-	5,041,115	-	-	-	5,041,115
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	121,474	-	-	121,474
Total comprehensive income								5,162,589
Common stock dividends paid, $0.100 per share	-	-	-	(1,600,621)	-	-	-	(1,600,621)
Warrants granted under DSPP	-	-	80,026	-	-	-	-	80,026
Employee stock-based compensation	-	-	75,151	-	-	-	-	75,151
Common stock purchased for treasury	-	-	-	-	-	752,491	(7,677,124)	(7,677,124)
Retirement of treasury stock	(874,008)	(874)	(1,818,556)	(6,972,960)	-	(874,008)	8,792,390	-
Options and warrants exercised	28,722	28	83,469	-	-	-	-	83,497
Other	(8,000)	(8)	(52,160)	-	-	-	-	(52,168)
Balance at December 31, 2007	15,877,179	$15,877	$33,100,351	$(8,869,332)	$(419,179)	3,425	$(22,516)	$23,805,201

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2007	2006	2005
Operating activities
Net income	$5,041,115	$7,898,103	$7,521,416
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,114,974	1,243,407	1,417,166
Stock-based compensation	155,177	165,215	66,674
Tax benefit from exercise of options	-	-	1,370,000
Deferred income taxes	(40,000)	(189,000)	(366,000)
Foreign currency transaction (gain)/loss	(118,718)	(194,760)	268,436
(Increase) decrease in accounts and notes receivable	(50,098)	52,869	(108,587)
(Increase) decrease in inventories	(1,286,334)	896,792	327,447
(Increase) decrease in refundable income taxes	(90,923)	(260,035)	1,288,260
(Increase) decrease in prepaid expenses and other
current assets	268,442	154,428	(173,057)
Increase in other assets	(430,747)	(49,677)	(465,991)
Increase in accounts payable and accrued expenses	90,397	63,346	538,723
Increase (decrease) in income taxes payable	110,000	(821,571)	819,344
Net cash provided by operating activities	4,763,285	8,959,117	12,503,831

Investing activities
Proceeds from sale of property, plant, and equipment	4,847	97,117	148,506
Purchase of property, plant, and equipment	(841,193)	(572,748)	(1,710,523)
Purchase of investments	(1,398,592)	(8,974,000)	-
Proceeds from sales or maturities of investments, at cost	8,864,000	110,000	-
Net cash provided by (used in) investing activities	6,629,062	(9,339,631)	(1,562,017)

Financing activities
Principal payments on long-term borrowings and line of
credit	-	(3,127,344)	(3,655,514)
Net proceeds from issuance of common stock	-	11,918,792	-
Common stock dividends paid	(1,600,621)	(1,675,582)	(1,188,288)
Proceeds from options and warrants exercised	83,497	214,025	273,520
Excess tax benefits from stock-based compensation	-	103,182	-
Purchase of stock for treasury	(7,677,124)	(3,602,531)	(10,690,375)
Proceeds from sale of treasury stock	-	-	33,360
Net cash provided by (used in) financing activities	(9,194,248)	3,830,542	(15,227,297)
Effect of exchange rate changes on cash and cash
equivalents	163,790	229,188	(212,426)
Increase (decrease) in cash and cash equivalents	2,361,889	3,679,216	(4,497,909)
Cash and cash equivalents at beginning of year	9,332,810	5,653,594	10,151,503
Cash and cash equivalents at end of year	$11,694,699	$9,332,810	$5,653,594

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2007	2006	2005

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,373	$81,156	$300,329

Income taxes	$3,036,000	$6,262,000	$1,838,000

Noncash investing and financing transactions:
Issuance of promissory notes for purchase
of stock for treasury	$-	$-	$4,050,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv’ International, Inc. (the Company) produces a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management, and sports nutrition. These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Austria, Canada, Germany, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore, and the United Kingdom.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The transaction (gains) losses were ($118,718), ($194,760), and $268,436 for 2007, 2006, and 2005, respectively.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has a stock option plan for employees and eligible directors allowing for incentive and non-qualified stock options, which are described more fully in Note 7. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in the year ended December 31, 2005 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock options prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model.

Year ended December 31
2005
Basic:
Net income available to common
shareholders, as reported	$7,521,416
Deduct: total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effects	1,645,036
Pro forma net income available to common
shareholders	$5,876,380

Diluted:
Net income available to common shareholders,
as reported	$7,521,416
Deduct: total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effects	1,645,036
Pro forma net income available to common
shareholders	$5,876,380

Earnings per share:
Basic—as reported	$0.47
Basic—pro forma	$0.37

Diluted—as reported	$0.46
Diluted—pro forma	$0.36

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. Effective January 1, 2007, the Company adopted FIN No. 48. See “Note 11: Income Taxes” for further discussion.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $226,000, $296,000, and $52,000 of advertising expense in 2007, 2006, and 2005, respectively.

Research and Development Expenses

Research and development expenses which are charged to selling, general, and administrative expenses as incurred were $453,000, $437,000, and $558,000 in 2007, 2006, and 2005, respectively.

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

Reclassifications
In years prior to 2006, in addition to the required disclosure of "net sales," the Company reported "sales at suggested retail," representing the gross sales amount reflected on the Company's invoices to distributors before "distributor allowances." Beginning in 2006, the Company reclassified the presentation of "net sales" by presenting "product sales" and "handling & freight income." Handling and freight income represents the amounts billed to distributors for shipping costs. Product sales represent the actual product purchase price typically paid by the Company's distributors, after giving effect to distributor allowances, which range from 20% to 40% of suggested retail prices. Subsequent to this classification, net sales for all years presented represent product sales and handling & freight income.

To conform to the 2007 and 2006 presentation, previously reported 2005 amounts for other income have been reclassified to interest income and other income within the consolidated statements of income.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements

Fair Value Positions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial and non-financial assets and liabilities are not anticipated to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a significant impact on the Company’s consolidated financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2007 and 2006, consist of the following:

	2007	2006

Land	$829,222	$829,222
Building	9,817,692	9,565,221
Machinery and equipment	3,673,515	4,199,714
Office equipment	1,525,905	1,520,297
Computer equipment and software	2,665,610	2,441,264
	18,511,944	18,555,718
Less accumulated depreciation	9,312,759	9,121,172
	$9,199,185	$9,434,546

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2007 and 2006, consist of the following:

	2007	2006

Trade payables	$4,288,481	$3,824,951
Distributors' commissions	3,285,270	3,449,687
Sales taxes	390,585	421,923
Payroll and payroll taxes	499,921	918,695
	$8,464,257	$8,615,256

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

This new revolving line of credit facility expires on April 30, 2008, and any advances accrue interest at a variable interest rate based on LIBOR. Similar to the previous facility, the new facility includes covenants to maintain total stockholders' equity of not less than $10.5 million, and that borrowings under the facility shall not exceed EBITDA by a ratio of 3.5:1. A commitment fee in an amount equal to 0.25% per year is payable quarterly on the average daily-unused portion of the revolver. At December 31, 2007, the Company had not utilized any of the new revolving line of credit facility and was in compliance with the minimum stockholders' equity covenant.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Investments

Available-for-Sale Investments

Available-for-sale investments at December 31, 2007 are as follows:
		Unrealized	Recorded	Cash and	Short-term
	Cost	gains / (losses)	basis	cash equivalents	investments

Cash	$7,670,244	$-	$7,670,244	$7,670,244
Certificates of deposit	4,423,047	-	4,423,047	4,024,455	398,592
	$12,093,291	$-	$12,093,291	$11,694,699	$398,592

Available-for-sale investments at December 31, 2006 are as follows:

		Unrealized	Recorded	Cash and	Short-term
	Cost	gains / (losses)	basis	cash equivalents	investments

Cash	$7,382,810	$-	$7,382,810	$7,382,810	$-
Municipal securities	5,000,000	-	5,000,000	-	5,000,000
Commercial paper	1,950,000	-	1,950,000	1,950,000	-
Certificates of deposit	1,924,000	-	1,924,000	-	1,924,000
Industrial revenue bonds	940,000	-	940,000	-	940,000
	$17,196,810	$-	$17,196,810	$9,332,810	$7,864,000

Other Investment

In June 2006, the Company contributed $1,000,000 as a limited partner in a private equity fund. In accordance with EITF Topic D-46, “Accounting for Limited Partnership Investments,” the Company accounts for its investment under the equity method. Under this method, the Company’s proportionate share of partnership income (loss) is recorded to other income (expense) with a corresponding increase (decrease) in the carrying value of its investment. For the years ended December 31, 2007 and 2006, the Company’s partnership income was $52,000 and $32,000, respectively. The carrying value of this investment is $1,084,000 and $1,032,000 at December 31, 2007 and 2006, respectively, and is included in “Other Assets” in the accompanying consolidated balance sheets.

Other-Than-Temporary Impairment

All of the Company’s available-for-sale and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in other income (expense), and a new cost basis in the investment is established. For the years ended December 31, 2007 and 2006, a review of the Company’s investments has not resulted in any impairment.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Fair Value of Financial Instruments

The carrying values and fair values of the Company’s financial instruments are approximately as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$11,694,699	$11,694,699	$9,332,810	$9,332,810
Short-term investments	398,592	398,592	7,864,000	7,864,000

The carrying amount of cash equivalents and short-term investments approximates fair value because of the short maturity of those instruments.

7. Stockholders’ Equity

Stock Options

On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company's consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

In August 2007, the Company granted options to purchase 216,000 shares of common stock under the 2003 Plan. The options were issued with an exercise price of $9.74 which is equal to the fair value of the shares at the time of grant.

The fair value of the options granted in 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.01%; dividend yield of 1.00%; volatility factor of the expected price of the Company’s stock of 0.472; an expected life of 4.5 years and a grant date fair value of $4.07 per share. The options have a term of five years and vest in increments of 25% beginning August 7, 2009 and ending May 1, 2012. Expense for stock options granted in 2007 is recognized on a straight-line basis separately for each vesting portion of the stock option award.

As of December 31, 2007, as adjusted for forfeitures, 269,500 shares remain available for grant under the 2003 Plan.

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

Compensation cost for the stock option plans was approximately $75,000 ($51,000 net of tax) and $63,000 ($63,000 net of tax) for the years ended December 31, 2007 and 2006, respectively, and has been recorded in selling, general, and administrative expense. As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options totaled $782,000 ($531,000 net of tax), which will be amortized over the weighted remaining requisite service period of 4.3 years.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding beginning of
the year	542,321	$7.70	835,395	$5.46	1,007,435	$0.74
Granted	216,000	9.74	-		543,000	7.97
Exercised	(27,321)	2.60	(247,457)	0.74	(710,286)	0.72
Forfeited	(5,500)	9.74	(45,617)	4.39	(4,754)	0.71
Outstanding at end of
year	725,500	$8.48	542,321	$7.70	835,395	$5.46

Exercisable at end of year	515,000	$7.96	542,321	$7.70	706,675	$6.31

	As of December 31, 2007
	Options Outstanding			Options Exercisable
Range of	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.	Weighted Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$7.92	485,000	7.00	$7.92	485,000	7.00	$7.92
$8.68	30,000	7.79	8.68	30,000	7.79	8.68
$9.74	210,500	4.58	9.74	-	-	-
$7.92 - $9.74	725,500	6.33	$8.48	515,000	7.05	$7.96

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2007 was $131,000 and $131,000, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock options exercised for the years ended December 31 follows:

	Year ended December 31
	2007	2006	2005
Stock Options Exercised:
Intrinsic value	$223,000	$2,262,000	$5,557,000
Actual tax benefit realized	-	108,000	1,342,000
Cash received	71,000	121,000	143,000

Of the options exercised in 2006, 81,789 shares were paid with 6,537 mature shares of Company stock, owned six months or greater. In 2005, options for 523,344 shares were paid with 44,960 mature shares. These shares tendered as payment were valued at the fair market price on the date of exercise.

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan. The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company’s common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company’s common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company’s common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year. This plan commenced in January 1999, and a total of 25,891, 28,995, and 25,303 warrants were issued during the years ended December 31, 2007, 2006, and 2005, respectively. The warrants are fully vested upon grant. The weighted average fair values of warrants granted during 2007, 2006, and 2005 were $2.25, $2.76, and $4.04 per share, respectively.

The Company records expense under the fair value method of SFAS No. 123(R) for warrants granted to distributors. Total expense recorded for these warrants was $80,026, $102,224, and $66,674 in 2007, 2006, and 2005, respectively. The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

	Year ended December 31
	2007	2006	2005

Expected warrant life (years)	2.5	2.5	2.5
Risk-free weighted average interest rate	3.07%	4.74%	4.37%
Stock price volatility	0.431	0.476	0.448
Dividend yield	1.2%	1.0%	0.6%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding beginning of
the year	76,142	$10.25	66,719	$9.47	76,852	$5.70
Granted	25,891	8.19	28,995	8.68	25,303	13.18
Exercised	(1,401)	8.85	(17,528)	5.28	(35,347)	3.94
Expired and forfeited	(20,908)	8.94	(2,044)	5.12	(89)	3.73
Outstanding at end of
year	79,724	$9.95	76,142	$10.25	66,719	$9.47

Exercisable at end of year	79,724		76,142		66,719

	As of December 31, 2007
	Warrants Outstanding			Warrants Exercisable
Range of	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$8.19	25,891	3.00	$8.19	25,891	$8.19
$8.68	28,530	2.00	8.68	28,530	8.68
$13.18	25,303	1.00	13.18	25,303	13.18
$8.19 - $13.18	79,724	2.01	$9.95	79,724	$9.95

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock warrants exercised for the years ended December 31 follows:

	Year ended December 31
	2007	2006	2005
Stock Warrants Exercised:
Intrinsic value	$2,000	$78,000	$212,000
Actual tax benefit realized	1,000	14,000	28,000
Cash received	12,000	93,000	131,000

The intrinsic value for stock warrants outstanding at December 31, 2007 was $-0- with a weighted average remaining life of 2.01 years.

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

The Company used a portion of the net proceeds from the offering for the repayment of long-term debt and used the remaining net proceeds for general corporate purposes. Net proceeds to the Company from the offering, after reduction for the underwriters' fees and other offering expenses, were $11,919,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2007	2006	2005
Numerator:
Net income	$5,041,115	$7,898,103	$7,521,416
Denominator:
Denominator for basic earnings per share -
weighted average shares	16,094,000	16,465,000	15,885,000

Dilutive effect of employee stock options and
other warrants	209,000	262,000	503,000

Denominator for diluted earnings per share -
adjusted weighted average shares	16,303,000	16,727,000	16,388,000

Basic earnings per share	$0.31	$0.48	$0.47
Diluted earnings per share	$0.31	$0.47	$0.46

For the years ended, December 31, 2007 and 2006, respectively, warrants to purchase 25,303 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.

9. Leases

The Company leases certain office facilities, storage, equipment, and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2007:

2008	$92,814
2009	88,542
2010	77,216
2011	69,126
2012	40,324
$368,022

Rent expense for all operating leases was $78,856, $62,392, and $57,632 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

At December 31, 2005, the Company held forward exchange contracts totaling $978,000 with maturities through December 2006. All such contracts were denominated in Canadian Dollars. At December 31, 2006, the Company no longer held any forward exchange contracts. At December 31, 2007, the Company held forward exchange contracts totaling $588,000 with maturities through December 2008.

The aggregate accrued loss on these contracts was $14,000 and $-0- as of December 31, 2007 and 2006, respectively. The increase (decrease) in the aggregate accrued loss on these contracts was $14,000, ($59,000), and ($42,000) for the years ended December 31, 2007, 2006, and 2005, respectively.

11. Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31
	2007	2006	2005

United States	$11,448,135	$15,803,248	$15,186,474
Foreign	(3,206,020)	(2,800,145)	(2,687,058)
	$8,242,115	$13,003,103	$12,499,416

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the provision for income taxes are as follows:

	Year ended December 31
	2007	2006	2005
Current:
Federal	$2,598,000	$4,340,000	$4,594,000
State	569,000	924,000	705,000
Foreign	74,000	30,000	45,000
Total current	3,241,000	5,294,000	5,344,000

Deferred:
Federal	(34,000)	(168,000)	(327,000)
State	(6,000)	(21,000)	(39,000)
Foreign	-	-	-
Total deferred	(40,000)	(189,000)	(366,000)
	$3,201,000	$5,105,000	$4,978,000

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%, 35%, and 34% for 2007, 2006, and 2005, respectively. The reasons for these differences are as follows:

	Year ended December 31
	2007	2006	2005

Income taxes at U.S. statutory rate	$2,802,000	$4,524,000	$4,250,000
Impact of graduated federal taxes	-	(103,000)	-
State income taxes, net of federal benefit	434,000	727,000	666,000
Effect of foreign losses without an income
tax benefit	(23,000)	-	50,000
Foreign corporate income taxes	74,000	30,000	45,000
Executive life insurance expense	(3,000)	16,000	33,000
Meals and entertainment	58,000	68,000	41,000
Extraterritorial income exclusion	-	(27,000)	(33,000)
Qualified production activities
income - American Jobs Creation Act	(117,000)	(99,000)	(73,000)
Other	(24,000)	(31,000)	(1,000)
	$3,201,000	$5,105,000	$4,978,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
Product refund reserve	$243,000	$162,000
Inventory obsolescence reserve	13,000	13,000
Vacation accrual	27,000	23,000
Stock-based compensation	94,000	64,000
Organization costs	134,000	96,000
Deferred compensation	361,000	393,000
Sales incentives	-	129,000
Miscellaneous accrued expenses	27,430	58,430
Foreign net operating loss carryforwards	3,328,000	2,393,000
Valuation allowance	(3,279,000)	(2,344,000)
	948,430	987,430
Deferred tax liabilities:
Depreciation	356,000	435,000
Net deferred tax assets (liabilities)	$592,430	$552,430

Reported as:
Current deferred tax assets	$574,430	$594,430
Non-current deferred tax assets 1	18,000	-
Non-current deferred tax liabilities	-	42,000
Net deferred tax assets (liabilities)	$592,430	$552,430
1 Included within other non-current assets on the consolidated balance sheets.

The Company has a deferred tax asset of $3,328,000 as of December 31, 2007, and $2,393,000 as of December 31, 2006, relating to foreign net operating loss carryforwards. The Company has recorded a valuation allowance to the extent that it is more likely than not that this asset will not be realized before it expires beginning in 2008.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. One provision of the Act provides for a special one-time deduction of 85% of certain repatriated foreign earnings. The Company did not take advantage of this special provision. Through December 31, 2007, the Company has not recorded a provision for income taxes on the earnings of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside the U.S. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $-0- at December 31, 2007.

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

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in its estimated liability for unrecognized tax benefits. The Company has historically classified unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN No. 48, the Company reclassified its unrecognized tax benefits to other non-current liabilities. In 2007, the Company is continuing its practice to recognize interest and / or penalties related to income tax matters in income tax expense.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning Balance as of January 1, 2007 (date of adoption)	$87,700
Settlements and effective settlements with tax authorities	(1,900)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	112,700
Decreases in balances related to tax positions taken during prior periods	(22,300)
Increases in balances related to tax positions taken during current period	44,300
Balance as of December 31, 2007	$220,500

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within income taxes payable and the amount expected to be settled after one year is recorded in other non-current liabilities.

During the third quarter of 2007, the U.S. Internal Revenue Service (IRS) commenced an examination of the Company’s 2005 U.S. federal income tax return. To date, the IRS has presented to the Company notices of proposed adjustments principally in the area of disallowed professional fees. The Company has estimated the resolution of these notices in its assessment of its unrecognized tax benefits balance.

At December 31, 2007, the Company had a $220,500 balance of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2003 and concluded years through 2005 with its primary state jurisdiction.

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches a percentage of the employee’s contribution at a rate of 50% in 2007 and 2006 and 75% in 2005. Company contributions under the 401(k) plan totaled $297,000, $283,000, and $384,000 in 2007, 2006, and 2005, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. Company contributions under the ESOP plan totaled $250,000 in each of the years ended December 31, 2007 and 2006, respectively.

13. Incentive Compensation Plans

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

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan. This new plan was effective for fiscal year 2007 and replaces the previous plan. Under the new plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal year 2007, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 16% of the Company’s Income from Operations. Similar to the previous plan, the bonus pool is allocated to executives according to a specified formula, with a portion also allocated to a middle management group.

The Company expensed a total of $1,242,400, $2,113,400, and $2,141,500 to the participants of the bonus pool for 2007, 2006, and 2005, respectively.

.
Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans (continued)

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2007, 2006, and 2005, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant. At December 31, 2007 and 2006, SERP assets were $1,009,000 and $861,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2007 and 2006, SERP liabilities were $1,037,000 and $891,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets.

14. Related Party Transactions

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

In March 2005, the Company entered into a stock redemption agreement with an officer/director and his spouse (collectively “Seller”). Under the stock redemption agreement, the Company issued promissory notes (“Notes”) totaling $4,050,000 to the Seller in exchange for 450,000 shares of the Company’s common stock ($9.00 per share) owned by the Seller. Interest, at 4% per annum, accrued on the outstanding balance of the Notes and was payable quarterly. In 2006, the Company made principal prepayments (without penalty) on the Notes totaling $3,100,000 resulting in a December 31, 2006 outstanding balance due on the Notes of $-0-.

An officer/director of the Company is of counsel in a law firm which provides legal services to the Company. During the years ended December 31, 2007 and 2006, the Company incurred legal fees to this firm of approximately $29,000 and $114,000, respectively. Previously, this officer/director was a principal at another law firm. During the year ended December 31, 2005, the Company incurred legal fees to his firm of approximately $41,000.

An officer/director of the Company has a minority ownership position in a vendor that supplies finished goods to the Company. Under this relationship, the Company provides the vendor a significant portion of the raw materials for the vendor’s conversion to finished goods. The vendor reimburses the Company for Company-supplied raw materials and charges the company a fee for the conversion. During the year ended December 31, 2007, the Company’s net purchases from this vendor were $459,000. As of December 31, 2007, the Company has a net materials reimbursement receivable from this vendor of $170,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Segment Information

Description of Products and Services by Segment

The Company operates in one reportable segment, a network marketing segment consisting of eight operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions.

Geographic area data for the years ended December 31, 2007, 2006, and 2005, follows:

	2007	2006	2005
Net sales to external customers
United States	$98,347,762	$105,783,642	$102,549,244
Australia/New Zealand	2,943,848	2,550,086	2,215,465
Canada	1,633,928	1,637,999	1,667,555
Mexico	1,526,146	1,433,462	1,607,473
United Kingdom	1,062,088	1,234,976	846,273
Malaysia/Singapore	1,765,124	1,804,704	2,031,045
Philippines	2,942,156	2,197,813	2,328,178
Germany	836,452	824,475	319,931
Total net sales	$111,057,504	$117,467,157	$113,565,164

Assets by area
United States	$29,388,767	$32,438,453	$20,920,384
Australia/New Zealand	604,852	500,916	670,787
Canada	232,631	134,859	176,760
Mexico	953,937	1,250,811	1,323,482
United Kingdom	320,767	283,884	195,399
Malaysia/Singapore	1,006,780	1,209,616	1,414,909
Philippines	599,733	977,034	764,471
Germany	499,304	486,647	515,231
Total consolidated assets	$33,606,771	$37,282,220	$25,981,423

15. Segment Information (continued)

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2007, 2006, and 2005, follow:

	2007	2006	2005

Net sales by product category
Nutritional and dietary supplements	$96,935,192	$102,295,598	$99,254,075
Skin care products	1,091,896	1,119,836	1,131,012
Sales aids and other	1,438,158	2,081,986	1,660,296
Handling & freight income	11,592,258	11,969,737	11,519,781
Total net sales	$111,057,504	$117,467,157	$113,565,164

16. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)

2007
Net sales	$34,964	$26,325	$25,121	$24,648
Gross profit	$28,902	$21,926	$20,800	$20,329
Net income	$2,620	$823	$901	$697
Net income available to
common shareholders	$2,620	$823	$901	$697
Earnings per share:
Basic	$0.16	$0.05	$0.06	$0.04
Diluted	$0.16	$0.05	$0.06	$0.04

2006
Net sales	$31,195	$27,849	$29,779	$28,644
Gross profit	$26,113	$23,126	$24,828	$23,880
Net income	$2,450	$1,620	$1,804	$2,024
Net income available to
common shareholders	$2,450	$1,620	$1,804	$2,024
Earnings per share:
Basic	$0.16	$0.10	$0.11	$0.12
Diluted	$0.15	$0.09	$0.11	$0.12

Reliv’ International, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the years ended December 31, 2007, 2006, and 2005

Column A	Column B	Column C		Column E		Column F
	Balance at
	Beginning of	Charged to Costs		Deductions		Balance at End
Classification	Year	and Expenses		Describe		of Year
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$6,200	$19,200		$17,100	(1)	$8,300
Reserve for obsolete inventory	32,800	46,300		45,800	(2)	33,300
Liability accounts:
Reserve for refunds	421,000	1,905,900	(3)	1,696,900	(3)	630,000

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$39,700	$19,700		$53,200	(1)	$6,200
Reserve for obsolete inventory	158,000	81,800		207,000	(2)	32,800
Liability accounts:
Reserve for refunds	382,000	1,368,700	(3)	1,329,700	(3)	421,000

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$11,500	$73,700		$45,500	(1)	$39,700
Reserve for obsolete inventory	12,000	150,400		4,400	(2)	158,000
Liability accounts:
Reserve for refunds	257,000	1,363,500	(3)	1,238,500	(3)	382,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Disposal of obsolete inventory.
(3)	Amounts refunded, net of salable amounts returned are shown as a reduction of net sales