Form 10-Q
period 2008-03-31
RELIV INTERNATIONAL INC
filed 2008-05-09
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2008 was 15,873,754 (excluding treasury shares).

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	March 31	December 31
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,666,929	$11,694,699
Short-term investments	1,521,111	398,592
Accounts and notes receivable, less allowances of
$8,400 in 2008 and $8,300 in 2007	568,010	811,634
Accounts due from employees and distributors	231,532	204,705
Inventories
Finished goods	3,541,178	3,290,114
Raw materials	1,775,170	1,630,976
Sales aids and promotional materials	1,133,070	1,258,148
Total inventories	6,449,418	6,179,238

Refundable income taxes	—	362,330
Prepaid expenses and other current assets	820,855	862,172
Deferred income taxes	557,430	574,430
Total current assets	23,815,285	21,087,800

Other assets	3,032,594	2,999,903
Accounts due from employees and distributors	276,123	319,883

Property, plant and equipment:
Land	829,222	829,222
Building	9,720,987	9,817,692
Machinery & equipment	3,685,104	3,673,515
Office equipment	1,463,662	1,525,905
Computer equipment & software	2,653,957	2,665,610
	18,352,932	18,511,944
Less: Accumulated depreciation	9,272,044	9,312,759
Net property, plant and equipment	9,080,888	9,199,185
Total assets	$36,204,890	$33,606,771

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	March 31	December 31
	2008	2007
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,431,789	$4,288,481
Distributors commissions payable	3,439,772	3,285,270
Sales taxes payable	328,116	390,585
Payroll and payroll taxes payable	770,341	499,921
Total accounts payable and accrued expenses	8,970,018	8,464,257

Income taxes payable	675,454	110,000
Total current liabilities	9,645,472	8,574,257

Other noncurrent liabilities	1,134,526	1,227,313

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2008 and 2007	—	—
Common stock, par value $.001 per share; 30,000,000
authorized; 15,877,179 shares issued and 15,873,754
shares outstanding as of 3/31/2008 and 12/31/2007	15,877	15,877
Additional paid-in capital	33,160,005	33,100,351
Accumulated deficit	(7,343,295)	(8,869,332)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(385,179)	(419,179)
Treasury stock	(22,516)	(22,516)

Total stockholders' equity	25,424,892	23,805,201

Total liabilities and stockholders' equity	$36,204,890	$33,606,771

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)
	Three months ended March 31
	2008	2007

Product sales	$25,197,178	$31,397,966
Handling & freight income	3,074,208	3,565,679

Net sales	28,271,386	34,963,645

Costs and expenses:
Cost of products sold	4,834,526	6,061,392
Distributor royalties and commissions	11,122,372	13,928,563
Selling, general and administrative	9,931,799	11,029,850

Total costs and expenses	25,888,697	31,019,805

Income from operations	2,382,689	3,943,840

Other income (expense):
Interest income	134,873	212,602
Interest expense	(413)	(126)
Other income (expense)	(35,112)	96,933

Income before income taxes	2,482,037	4,253,249
Provision for income taxes	956,000	1,633,000

Net income	$1,526,037	$2,620,249

Earnings per common share - Basic	$0.10	$0.16
Weighted average shares	15,874,000	16,431,000

Earnings per common share - Diluted	$0.10	$0.16
Weighted average shares	15,874,000	16,580,000

Cash dividends declared per common share	$—	$—

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)
	Three months ended March 31
	2008	2007

Operating activities:
Net income	$1,526,037	$2,620,249
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	264,052	248,760
Stock-based compensation	59,655	20,006
Deferred income taxes	(20,000)	97,000
Foreign currency transaction (gain)/loss	(17,928)	(35,525)
(Increase) decrease in accounts and notes receivable	272,560	(288,514)
(Increase) decrease in inventories	(232,909)	(338,981)
(Increase) decrease in refundable income taxes	362,330	279,096
(Increase) decrease in prepaid expenses
and other current assets	46,308	(493,676)
(Increase) decrease in other assets	(4,793)	(320,424)
Increase (decrease) in accounts payable and accrued expenses	390,387	2,415,931
Increase (decrease) in income taxes payable	566,196	1,062,405

Net cash provided by operating activities	3,211,895	5,266,327

Investing activities:
Proceeds from the sale of property, plant and equipment	6,510	1,192
Purchase of property, plant and equipment	(135,186)	(97,087)
Purchase of investments	(1,521,111)	(1,000,000)
Proceeds from sales or maturities of investments, at cost	398,592	—

Net cash used in investing activities	(1,251,195)	(1,095,895)

Financing activities:
Proceeds from options and warrants exercised	—	46,465
Purchase of stock for treasury	—	(3,350,986)

Net cash used in financing activities	—	(3,304,521)

Effect of exchange rate changes on cash and cash equivalents	11,530	30,050

Increase in cash and cash equivalents	1,972,230	895,961

Cash and cash equivalents at beginning of period	11,694,699	9,332,810

Cash and cash equivalents at end of period	$13,666,929	$10,228,771

See notes to financial statements

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2008

Note 1--	Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which primarily include normal recurring accruals) to present fairly the financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financal position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2007, filed March 14, 2008 with the Securities and Exchange Commission. The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted a new financial accounting standard at the beginning of its 2008 fiscal year concerning fair value measurements which is discussed in Note 4. This new standard was adopted prospectively and comparative periods were not restated.

Note 2--	Comprehensive Income

Total comprehensive income was $1,560,037 and $2,626,286 for the three months ended March 31, 2008 and March 31, 2007, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31
	2008	2007
Numerator:
Net income	$1,526,037	$2,620,249

Denominator:
Denominator for basic earnings per
share--weighted average shares	15,874,000	16,431,000
Dilutive effect of employee stock options
and other warrants	—	149,000

Denominator for diluted earnings per
share--adjusted weighted average shares	15,874,000	16,580,000

Basic earnings per share	$0.10	$0.16
Diluted earnings per share	$0.10	$0.16

Options and warrants to purchase 805,224 shares of common stock for the three months ended March 31, 2008 were not included in the denominator for diluted earnings per share because their effect would be antidilutive. Warrants to purchase 25,303 of common stock for the three months ended March 31, 2007 were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Note 4--	Adoption of New Accounting Standards -- Fair Value

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 157-2 that delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The adoption of SFAS No. 157 on our assets and liabilities did not have a significant impact on the Company’s financial statements. Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2008:

		Using Quoted	Using Significant
	Total	Prices in	Other Observable
	Carrying	Active Markets	Inputs
Description	Value	(Level 1)	(Level 2)

Certificates of deposits (1)	$4,482,856	$4,482,856	$—
Marketable securities (2)	921,749	921,749	—
Derivatives (3)	12,813	—	12,813
	$5,417,418	$5,404,605	$12,813

(1)	Representing certificates of deposits recorded in cash, cash equivalents, and short term investments.
(2)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the consolidated balance sheets.
(3)
Representing recorded asset of forward currency contracts and is presented within Prepaid Expenses and Other Current Assets in the consolidated balance sheets. The fair values of derivatives are determined either through quoted market prices in active markets for exchange traded derivatives or through pricing from brokers who develop values based on inputs observable in active markets such as interest rates and currency volatilities.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Under SFAS No. 159, subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in its results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to measure any additional assets or liabilities at fair value.

Note 5--	Recent Accounting Standards Pending Adoption

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 and has not yet determined the impact on its financial statements.

FORWARD-LOOKING STATEMENTS

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, as the same may be updated or amended in our quarterly reports on Form 10-Q.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 87.3% of worldwide net sales for the three months ended March 31, 2008 and 91.2% of worldwide net sales for the three months ended March 31, 2007. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. We also operate on a limited basis in Austria and the Netherlands from our German office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2008, consisted of approximately 69,700 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month period ended March 31, 2008 and 2007. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended March 31,
	2008	2007

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	17.1	17.3
Distributor royalties and commissions	39.4	39.8
Selling, general and administrative	35.1	31.6

Income from operations	8.4	11.3
Interest expense	(0.0)	(0.0)
Interest and other income	0.4	0.9

Income before income taxes	8.8	12.2
Provision for income taxes	3.4	4.7
Net income	5.4%	7.5%

Net Sales. Overall net sales decreased by 19.1% in the three months ended March 31, 2008 compared to the same period in 2007. During the first quarter of 2008, sales in the United States decreased by 22.6%, whereas our international sales increased by 17.2% over the prior year period.

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008		2007		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$24,685	87.3%	$31,904	91.2%	$(7,219)	(22.6)%
Australia/New Zealand	747	2.7	653	1.9	94	14.4
Canada	461	1.6	441	1.3	20	4.5
Mexico	398	1.4	410	1.2	(12)	(2.9)
United Kingdom/Ireland	287	1.0	287	0.8	—	0.0
Philippines	814	2.9	628	1.8	186	29.6
Malaysia/Singapore	642	2.3	330	0.9	312	94.5
Germany	237	0.8	311	0.9	(74)	(23.8)
Consolidated total	$28,271	100.0%	$34,964	100.0%	$(6,693)	(19.1)%

The following table sets forth, as of March 31, 2008 and 2007, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	March 31, 2008		March 31, 2007		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	55,970	9,400	56,320	12,660	(0.6)%	(25.8)%
Australia/New Zealand	2,520	210	2,520	270	0.0	(22.2)
Canada	1,180	130	1,170	150	0.9	(13.3)
Mexico	1,490	190	1,170	170	27.4	11.8
United Kingdom/Ireland	740	80	940	130	(21.3)	(38.5)
Philippines	4,730	380	3,750	270	26.1	40.7
Malaysia/Singapore	2,540	340	2,310	260	10.0	30.8
Germany	540	90	510	150	5.9	(40.0)
Consolidated total	69,710	10,820	68,690	14,060	1.5%	(23.0)%

In the United States, net sales were down 22.6% in the first quarter of 2008 compared to the same period in 2007. In the first quarter of 2007, we recorded a record quarter of sales due largely to the rollout of Slimplicity®, a weight control product line we introduced in February 2007 in the United States. Approximately 44 percent of the decline in U.S. sales was the result of the decline in sales of the Slimplicity product line. Also contributing to the sales decline was that fewer distributors qualified for the level of Master Affiliate during the first quarter of 2008, compared to the same period in 2007. In the first quarter of 2008, approximately 1,215 distributors qualified as new Master Affiliates in the United States, compared to approximately 1,880 in the prior year quarter, a decline of 35%. Over the past year, we have emphasized the importance of bringing in new distributors at all levels, not just directly into the Master Affiliate level. We intend to continue our distributor growth strategy of bringing in new distributors at all levels. However, we will continue to focus on efforts to teach our newest distributors to build their business to the Master Affiliate level through training and other programs.

In the first quarter of 2008, new distributor enrollments in the United States were approximately 4,910 compared to 7,233 in the prior year quarter, a decrease of 32.1%. Distributor retention was 61.3% for the first three months of 2008 compared to a rate of 65.2% for all of 2007. The net number of active distributors in the United States as of March 31, 2008 decreased by 0.6% to 55,970, compared to the number of active distributors as of March 31, 2007. Additionally, the net number of Master Affiliates and above as of March 31, 2008 decreased by 25.8%, as compared to the net number of Master Affiliates and above as of March 31, 2007. This is consistent with reduced number of distributors qualifying for the level of Master Affiliate, as discussed above.

During the three months ended March 31, 2008, net sales in our international operations improved in aggregate by 17.2% to $3.59 million compared to $3.06 million for the three months ended March 31, 2007. Foreign currency fluctuation had an impact on the foreign sales results, as the U.S. dollar weakened against all foreign currencies of the countries in which we conduct business when compared to the rates over the first three months of 2007. When net sales are converted using the 2007 exchange rate for both 2007 and 2008, international net sales improved 4.8% for the first three months of 2008 compared to the first three months of the prior year. Sales results improved in our Australia/New Zealand, Malaysia/Singapore and Philippine markets, with sales increases in the first quarter of 2008 of 14.4%, 94.5% and 29.6%, respectively, compared to the same period in 2007.

Net sales in Australia/New Zealand increased by 14.4% in the first quarter of 2008 compared to the same period in 2007; however, this increase in sales was entirely the result of the decline of the U.S. dollar versus the Australian and New Zealand dollars. When net sales are converted using the 2007 exchange rate for both 2007 and 2008, sales in this region remained relatively constant.

Net sales in Malaysia/Singapore increased by 94.5% in the first quarter of 2008 compared to the first quarter of 2007. Positive distributor growth is taking place in this region as new distributor enrollments were approximately 600 in the first quarter of 2008, compared to 250 in the prior year quarter. The active distributor and Master Affiliate totals as of March 31, 2008 were up 10.0% and 30.8%, respectively, when compared to March 31, 2007.

Net sales in the Philippines increased by 29.6% in the first quarter of 2008 compared to the prior year quarter. New distributor enrollments were approximately 816 in the first quarter of 2008, compared to 622 in the prior year quarter. The active distributor and Master Affiliate totals as of March 31, 2008 were up 26.1% and 40.7%, respectively, when compared to March 31, 2007. In addition to the positive distributor growth across our Asian markets in general, we reduced the prices of our products by approximately 10% in the Philippines as of February 1, 2008. This was in response to the strong appreciation in the Philippine peso versus the U.S. dollar, especially over the past six months. When net sales are converted using the 2007 exchange rate for both 2007 and 2008, sales increased in this region by 9.4%.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 17.1% for the three-month period ended March 31, 2008, compared to 17.3% for the same period in 2007. Gross margins improved in the first quarter of 2008 compared to the same period of 2007 primarily due to the increase of freight charges on distributor orders effective January 1, 2008 and changes to the sales mix when compared to the prior year. The first quarter of 2007 had a much higher level of sales of Slimplicity, which carries a slightly lower gross margin than the rest of the product line.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 39.4% for the three-month period ended March 31, 2008, compared to 39.8% for the same period in 2007. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net sales.

Selling, General and Administrative Expenses. For the three months ended March 31, 2008, selling, general and administrative, or SGA, expenses decreased by $1.1 million, compared to the same period in 2007. SGA expenses as a percentage of net sales were 35.1% for the three-month period ended March 31, 2008, compared to 31.6% for the same period of 2007.

Sales and marketing expenses decreased by approximately $1.0 million in the first quarter of 2008, compared to the prior year quarter. The sales and marketing expenses in 2007 included charges for bonus programs and incentive trips that are not being repeated in 2008. Decreases in other bonuses and expenses directly related to the level of sales also contributed to the decline.

Distribution and warehouse expenses decreased by $68,000 and general and administrative expenses decreased by approximately $16,000 in the first quarter of 2008, compared to the prior year quarter.

Interest Income/Expense. Interest income decreased to $135,000 for the three months ended March 31, 2008, compared to $213,000 for the same period in 2007. The decrease in income is the result of lower interest rates and a lower level of invested funds.

Income Taxes. We recorded income tax expense of $956,000 for the first three months of 2008, an effective rate of 38.5%. In the same period in 2007, we recorded income tax expense of $1.6 million, which represented an effective rate of 38.4%. The slight increase in the effective rate is the result of higher state income taxes on the overall effective rate.

Net Income. Our net income for the three months ended March 31, 2008 was $1.5 million ($0.10 per share basic and diluted), compared to $2.6 million ($0.16 per share basic and diluted) for the same period in 2007. Profitability decreased in the first quarter of 2008 as net sales decreased in the United States.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2008, we generated $3.2 million of net cash from operating activities and, $1.3 million was used by investing activities. This compares to $5.3 million of net cash provided by operating activities, $1.1 million used in investing activities, and $3.3 million used in financing activities in the same period of 2007. Cash and cash equivalents increased by $2.0 million to $13.7 million as of March 31, 2008 compared to December 31, 2007.

Significant changes in working capital items consisted of a decrease in accounts and notes receivable of $273,000, an increase in inventories of $233,000, an increase in accounts payable and accrued expenses of $390,000, a decrease in refundable income taxes of $362,000, and an increase in income taxes payable of $566,000 in the first three months of 2008. Accounts and notes receivable decreased primarily due to the receipt of a refund due from our promotional trip management company. The increase in inventory is a result of lower than expected sales levels. The increase in accounts payable and accrued expenses is due to an increase in distributor commissions payable and other accrued payroll expenses. The decrease in refundable income taxes and the increase in income taxes payable is the result of our increase in net income compared to the fourth quarter of 2007, coupled with the timing of estimated tax payments.

Investing activities during the first three months of 2008 consisted of $135,000 for capital expenditures, along with net purchases of $1.1 million of short-term investments.

Stockholders’ equity increased to $25.4 million at March 31, 2008 compared with $23.8 million at December 31, 2007. The increase is primarily due to our net income during the first three months of 2008 of $1.5 million. Our working capital balance was $14.2 million at March 31, 2008 compared to $12.5 million at December 31, 2007. The current ratio was 2.5 as of March 31, 2008 and December 31, 2007.

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility was renewed by the bank in March 2008 with an expiration of September 2008. Advances accrue interest at a variable interest rate based on LIBOR, and the credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings to EBITDA under the facility shall not exceed 3.5 to 1.0. At March 31, 2008, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 38-41 of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 157-2 that delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 on our assets and liabilities did not have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Under SFAS No. 159, subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in its results of operations. SFAS No. 159 also establishes additional disclosure requirements. We adopted SFAS No. 159 on January 1, 2008 and did not elect to measure any additional assets or liabilities at fair value.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. As of March 31, 2008, we were holding Canadian forward exchange contracts with notional values totaling $499,000 with maturities through December 31, 2008, and a related mark-to-market gain of $13,000. As of March 31, 2008, we had no hedging instruments in place to offset exposure to any foreign currencies for any of the other countries in which we do business.

There have been no other material changes in market risk exposures during the first three months of 2008 that affect the disclosures presented in Item 7A - “Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 41 and 42 of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item No. 1A - Risk Factors

The below risk factor associated with our business activities has changed materially from the disclosure in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

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

On April 12, 2006, the Federal Trade Commission issued its Notice of Proposed Rulemaking in respect of The Business Opportunity Rule, R511993. The rule, if enacted in its original form, would likely have caused us, as well as most other direct sellers, to be regulated as a seller of business opportunities in the United States and could have negatively impacted our business and ability to attract new distributors in the United States. However, on March 18, 2008, the Federal Trade Commission issued a revised proposed rule that is narrowed in scope to avoid broadly sweeping in sellers of multi-level marketing opportunities, as indicated in the supplementary information accompanying the issuance of the revised rule by the Federal Trade Commission. If enacted in its current revised form, we believe that the revised rule would not adversely impact our U.S. business. There can be no assurance, however, that the revised proposed rule will be enacted in the form proposed.

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

Item No. 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, we did not repurchase any shares of our common stock under our share repurchase plan authorized by our Board of Directors in May 2007 that provides for share repurchases of up to $15 million through April 2010.

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

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.2	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.3	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.4	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.5	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:  /s/ Robert L. Montgomery

Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 9, 2008

By:  /s/ Steven D. Albright

Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 9, 2008

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

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.2	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.3	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.4	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.5	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).