Form 10-Q
period 2008-06-30
RELIV INTERNATIONAL INC
filed 2008-08-08
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

The number of shares outstanding of the Registrant’s common stock as of August 6, 2008 was 14,523,097 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	14
Item No. 4	Controls and Procedures	15

Part II – Other Information

Item No. 1A	Risk Factors	15
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item No. 4	Submission of Matters to a Vote of Security Holders	16
Item No. 6	Exhibits	17

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,352,319	$11,694,699
Short-term investments	1,521,111	398,592
Accounts and notes receivable, less allowances of $8,600 in 2008 and $8,300 in 2007	443,045	811,634
Accounts due from employees and distributors	238,842	204,705
Inventories
Finished goods	3,515,945	3,290,114
Raw materials	2,296,110	1,630,976
Sales aids and promotional materials	1,075,446	1,258,148
Total inventories	6,887,501	6,179,238

Refundable income taxes	256,825	362,330
Prepaid expenses and other current assets	1,371,602	862,172
Deferred income taxes	531,430	574,430
Total current assets	21,602,675	21,087,800

Other assets	3,032,874	2,999,903
Accounts due from employees and distributors	231,544	319,883

Property, plant and equipment:
Land	829,222	829,222
Building	9,808,973	9,817,692
Machinery & equipment	3,332,135	3,673,515
Office equipment	1,531,099	1,525,905
Computer equipment & software	2,737,763	2,665,610
	18,239,192	18,511,944
Less: Accumulated depreciation	9,110,792	9,312,759
Net property, plant and equipment	9,128,400	9,199,185

Total assets	$33,995,493	$33,606,771

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2008	2007
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,898,012	$4,288,481
Distributors commissions payable	3,079,599	3,285,270
Sales taxes payable	327,118	390,585
Payroll and payroll taxes payable	510,704	499,921
Total accounts payable and accrued expenses	8,815,433	8,464,257

Income taxes payable	10,000	110,000
Total current liabilities	8,825,433	8,574,257

Other noncurrent liabilities	1,156,335	1,227,313

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2008 and 2007	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 15,877,179 shares issued and 15,662,052 shares outstanding as of 6/30/2008; 15,877,179 shares issued and 15,873,754 shares outstanding as of 12/31/2007	15,877	15,877
Additional paid-in capital	33,221,932	33,100,351
Accumulated deficit	(7,567,534)	(8,869,332)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(407,990)	(419,179)
Treasury stock	(1,248,560)	(22,516)

Total stockholders' equity	24,013,725	23,805,201

Total liabilities and stockholders' equity	$33,995,493	$33,606,771

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Product sales	$21,295,574	$23,550,919	$46,492,752	$54,948,885
Handling & freight income	2,664,136	2,773,618	5,738,344	6,339,296

Net sales	23,959,710	26,324,537	52,231,096	61,288,181

Costs and expenses:
Cost of products sold	4,110,910	4,398,940	8,945,436	10,460,332
Distributor royalties and commissions	9,422,481	10,602,827	20,544,853	24,531,390
Selling, general and administrative	9,589,478	10,199,831	19,521,277	21,229,680

Total costs and expenses	23,122,869	25,201,598	49,011,566	56,221,402

Income from operations	836,841	1,122,939	3,219,530	5,066,779

Other income (expense):
Interest income	100,691	163,514	235,564	376,116
Interest expense	(9,981)	(447)	(10,394)	(573)
Other income (expense)	17,523	98,305	(17,589)	195,238

Income before income taxes	945,074	1,384,311	3,427,111	5,637,560
Provision for income taxes	376,000	561,000	1,332,000	2,194,000

Net income	$569,074	$823,311	$2,095,111	$3,443,560

Earnings per common share - Basic	$0.04	$0.05	$0.13	$0.21
Weighted average shares	15,821,000	16,135,000	15,847,000	16,282,000

Earnings per common share - Diluted	$0.04	$0.05	$0.13	$0.21
Weighted average shares	15,821,000	16,308,000	15,847,000	16,453,000

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2008	2007

Operating activities:
Net income	$2,095,111	$3,443,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	543,958	525,069
Stock-based compensation	119,309	40,013
Deferred income taxes	(29,000)	110,000
Foreign currency transaction (gain)/loss	(24,200)	(126,570)
(Increase) decrease in accounts and notes receivable	433,486	(246,060)
(Increase) decrease in inventories	(665,730)	(904,016)
(Increase) decrease in refundable income taxes	106,931	(946,952)
(Increase) decrease in prepaid expenses and other current assets	(512,058)	(200,604)
(Increase) decrease in other assets	20,830	(382,155)
Increase (decrease) in accounts payable and accrued expenses	249,481	1,543,712
Increase (decrease) in income taxes payable	(100,000)	-

Net cash provided by operating activities	2,238,118	2,855,997

Investing activities:
Proceeds from the sale of property, plant and equipment	8,716	4,532
Purchase of property, plant and equipment	(457,074)	(620,689)
Purchase of investments	(1,521,111)	(1,398,592)
Proceeds from sales or maturities of investments, at cost	398,592	2,328,000

Net cash provided by (used in) investing activities	(1,570,877)	313,251

Financing activities:
Common stock dividends paid	(793,313)	(806,763)
Proceeds from options and warrants exercised	-	49,626
Purchase of stock for treasury	(1,226,044)	(6,432,527)
Other	2,272	-

Net cash used in financing activities	(2,017,085)	(7,189,664)

Effect of exchange rate changes on cash and cash equivalents	7,464	170,305

Increase (decrease) in cash and cash equivalents	(1,342,380)	(3,850,111)

Cash and cash equivalents at beginning of period	11,694,699	9,332,810

Cash and cash equivalents at end of period	$10,352,319	$5,482,699

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2008

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

Note 2—	Comprehensive Income

Total comprehensive income was $546,263 and $2,106,300 for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, comprehensive income was $894,016 and $3,520,302, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 3—	Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Numerator:
Net income	$569,074	$823,311	$2,095,111	$3,443,560

Denominator:
Denominator for basic earnings per share—weighted average shares	15,821,000	16,135,000	15,847,000	16,282,000
Dilutive effect of employee stock options and other warrants	-	173,000	-	171,000

Denominator for diluted earnings per share—adjusted weighted average shares	15,821,000	16,308,000	15,847,000	16,453,000

Basic earnings per share	$0.04	$0.05	$0.13	$0.21
Diluted earnings per share	$0.04	$0.05	$0.13	$0.21

Options and warrants to purchase 805,224 shares of common stock for the three months and six months ended June 30, 2008, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive. Warrants to purchase 25,303 of common stock for the three months and six months ended June 30, 2007, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2008

Note 4—	Adoption of New Accounting Standards — Fair Value

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

The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial statements. Assets or liabilities measured at fair value are shown below as of June 30, 2008:

		Using Quoted	Using Significant
	Total	Prices in	Other Observable
	Carrying	Active Markets	Inputs
Description	Value	(Level 1)	(Level 2)

Certificates of deposits (1)	$4,507,183	$4,507,183	$-

Marketable securities (2)	924,658	924,658	-

Derivatives (3)	13,622	-	13,622

	$5,445,463	$5,431,841	$13,622

(1)	Representing certificates of deposits recorded in cash, cash equivalents, and short term investments.
(2)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the consolidated balance sheets.
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

Note 5—	Recent Accounting Standards Pending Adoption

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

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2008

Note 6—	Restructuring of European Operations

In June 2008, the Company began closing the operations of its Reliv Germany subsidiary. Under this restructuring plan, the Company will now manage its sales, marketing, and overall general management for its entire European operations from its existing Reliv United Kingdom office. While this plan results in the closing of the Reliv Germany office, the Company's Germany distribution center will remain open to support that region's customers. In the second quarter of 2008, the Company has incurred a charge of $215,000 ($110,000 on an after-tax basis, or approximately one-half cent per diluted share) for employee severance and lease exit costs. The Company expects that a significant portion of these accrued liabilities will be paid out by the end of 2008.

The following is a summary of the costs incurred and payments made by category. (These costs have been recorded in Selling, General and Administrative within the Consolidated Statements of Income).

	Employee	Lease
	Severance	Exit	Total

Original charges and reserve balance	$107,000	$108,000	$215,000

Amounts settled in second quarter 2008	22,000	-	22,000

Reserve balance at June 30, 2008	$85,000	$108,000	$193,000

Note 7—	Subsequent Event

On July 24, 2008, the Company entered into an agreement with two significant shareholders to purchase 1,000,000 shares of the Company's common stock for $6 million. To finance the purchase, the Company utilized cash on hand and borrowed $4 million under its existing line of credit. Prior to this transaction, the Company's line of credit balance was zero.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 86.4% of worldwide net sales for the six months ended June 30, 2008 and 90.1% of worldwide net sales for the six months ended June 30, 2007. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. We also operate on a limited basis in Austria and the Netherlands from our United Kingdom office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2008, consisted of approximately 69,450 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2008 and 2007. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	17.2	16.7	17.1	17.1
Distributor royalties and commissions	39.3	40.3	39.3	40.0
Selling, general and administrative	40.0	38.8	37.4	34.6

Income from operations	3.5	4.2	6.2	8.3
Interest expense	(0.0)	(0.0)	(0.0)	(0.0)
Interest and other income	0.5	1.0	0.4	0.9

Income before income taxes	4.0	5.2	6.6	9.2
Provision for income taxes	1.6	2.1	2.6	3.6

Net income	2.4%	3.1%	4.0%	5.6%

Net Sales. Overall net sales decreased by 9.0% in the three months ended June 30, 2008 compared to the same period in 2007. During the second quarter of 2008, sales in the United States decreased by 12.3%, whereas our international sales increased by 16.6% over the prior year period.

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
	2008		2007		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$20,435	85.3%	$23,303	88.5%	$(2,868)	(12.3)%
Australia/New Zealand	682	2.8	722	2.7	(40)	(5.5)
Canada	436	1.8	378	1.4	58	15.3
Mexico	481	2.0	393	1.5	88	22.4
United Kingdom/Ireland	270	1.1	252	1.0	18	7.1
Philippines	695	2.9	671	2.6	24	3.6
Malaysia/Singapore	850	3.6	424	1.6	426	100.5
Germany	111	0.5	182	0.7	(71)	(39.0)
Consolidated total	$23,960	100.0%	$26,325	100.0%	$(2,365)	(9.0)%

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008		2007		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$45,120	86.4%	$55,206	90.1%	$(10,086)	(18.3)%
Australia/New Zealand	1,428	2.7	1,375	2.3	53	3.9
Canada	897	1.7	818	1.3	79	9.7
Mexico	880	1.7	804	1.3	76	9.5
United Kingdom/Ireland	557	1.1	539	0.9	18	3.3
Philippines	1,509	2.9	1,299	2.1	210	16.2
Malaysia/Singapore	1,492	2.8	754	1.2	738	97.9
Germany	348	0.7	493	0.8	(145)	(29.4)
Consolidated total	$52,231	100.0%	$61,288	100.0%	$(9,057)	(14.8)%

The following table sets forth, as of June 30, 2008 and 2007, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	June 30, 2008		June 30, 2007		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	55,070	10,080	56,930	13,200	(3.3)%	(23.6)%
Australia/New Zealand	2,420	220	2,510	280	(3.6)	(21.4)
Canada	1,230	150	1,130	150	8.8	0.0
Mexico	1,540	220	1,300	190	18.5	15.8
United Kingdom/Ireland	750	90	830	130	(9.6)	(30.8)
Philippines	4,900	430	3,990	300	22.8	43.3
Malaysia/Singapore	3,040	490	2,260	290	34.5	69.0
Germany	500	80	520	150	(3.8)	(46.7)
Consolidated total	69,450	11,760	69,470	14,690	0.0%	(19.9)%

In the United States, net sales were down 12.3% in the second quarter of 2008 compared to the same period in 2007. As in the first quarter of 2008, much of the decrease in U.S. sales was due to the decline in the sales of Slimplicity®, the weight control product line we introduced in this market in February 2007. Approximately 55% of the quarter’s overall reduction in U.S. sales was the result of the decline in the sales of the Slimplicity product line. Also contributing to the decline was that fewer distributors qualified for the level of Master Affiliate during the second quarter of 2008, compared to the same period in 2007. In the second quarter of 2008, approximately 1,090 qualified as new Master Affiliates, compared to approximately 1,230 in the prior year quarter, a decline of 11%. Over the past year, we have emphasized the importance of bringing in new distributors at all levels, not just directly into the Master Affiliate level. We intend to continue our distributor growth strategy of bringing in new distributors at all levels. However, we will continue to focus on efforts to teach our newest distributors to build their business to the Master Affiliate level through training and other programs.

In the second quarter of 2008, we processed approximately 70,275 orders for products at an average order of $372 at suggested retail. In the same period of 2007, we processed approximately 84,260 product orders at an average order of $360 at suggested retail. The average order size for all of 2007 was $386 at suggested retail. In the second quarter of 2008, new distributor enrollments in the United States were approximately 4,678 compared to 5,348 in the prior year quarter, a decrease of 12.5%. Distributor retention was 64.3% for the first six months of 2008 compared to a rate of 65.2% for all of 2007. The net number of active Distributors in the United States as of June 30, 2008 decreased by 3.3% to 55,070, compared to the number of active Distributors as of June 30, 2007. Also, the net number of Master Affiliates and above as of June 30, 2008 decreased by 23.6%, as compared to the net number of Master Affiliates and above as of June 30, 2007. This is consistent with reduced number of distributors qualifying for the level of Master Affiliate, as discussed above.

During the three months ended June 30, 2008, net sales in our international operations improved in aggregate by 16.6% to $3.52 million compared to $3.02 million for the three months ended June 30, 2007. Sales results were strong in our Malaysia/Singapore, Mexico, and Canada markets, with sales increases in the second quarter of 2008 of 100.5%, 22.4% and 15.3%, respectively, compared to the same period in 2007. For the six-month period ended June 30, 2008, international net sales increased by 16.9% to $7.11 million compared to $6.08 million in the same period in 2007. Foreign currency fluctuation had an impact on the foreign sales results, as the U.S. dollar weakened against all of the other currencies of the countries we conduct business in, when compared to the rates over the first six months of 2007. When net sales are converted using the 2007 exchange rate for both 2007 and 2008, international net sales improved 6.5% for the first six months of 2008 compared to the first six months of the prior year.

Net sales in Malaysia/Singapore increased by 100.5% in the second quarter of 2008 compared to the same period of 2007. Positive distributor growth continues to take place in this region as new distributor enrollments were approximately 870 in the second quarter of 2008, compared to 330 in the prior year quarter. The active distributor and Master Affiliate totals as of June 30, 2008 were up 34.5% and 69.0%, respectively, when compared to June 30, 2007. As a result of these improved sales results, our loss from operations in the Asia region, which includes the Philippines, has been reduced from a loss of $481,000 for the six months ended June 30, 2007 to a loss of $33,000 for the six months ended June 30, 2008.

Net sales in Mexico increased by 22.4% in the second quarter of 2008 compared to the second quarter of 2007. Here again, improved distributor growth is leading to improved sales. New distributor enrollments were approximately 330 in the second quarter of 2008, compared to 260 in the year-ago quarter. The active distributor and Master Affiliate totals as of June 30, 2008 were up 18.5% and 15.8%, respectively, when compared to June 30, 2007.

Net sales in Canada increased by 15.3% in the second quarter of 2008 compared to the same period in 2007; however, this increase in sales was entirely the result of the decline of the U.S. dollar versus the Canadian dollars. When net sales are converted using the 2007 exchange rate for both 2007 and 2008, sales in this region decreased by 2.6%.

During the second quarter of 2008, we decided to restructure our European operations and centralize all European call center and administrative functions to our office in the United Kingdom. Our corporate office in Germany will be closed; however, our distribution facility there will continue to ship product orders for the European continent. Orders for the United Kingdom and Ireland will continue to be shipped from our U.K. office. As a result of this restructuring, we have taken a one-time charge of $110,000 after taxes in our second quarter results. This charge relates to severance payments and accrued lease termination costs.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 17.2% and 17.1% for the three- and six-month periods ended June 30, 2008, respectively, compared to 16.7% and 17.1% for the same periods in 2007. Gross margins were impacted in the second quarter of 2008 compared to the same period of 2007 by raw material price increases and higher freight costs. On a six-month basis, these same factors impacted gross margins in 2008. In the first six months of 2007, gross margins were impacted by the sales mix with the 2007 introduction of the Slimplicity product line, as this product line carries a slightly lower gross margin than the rest of our product line.

As a result of the increasing raw material costs, we increased the suggested retail sales price of a number of our products in the United States, effective August 1, 2008. On the products affected, which include our key products of NOW, Classic, Fibrestore, the price increase ranges from 6% to 12%.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 39.3% and 39.3% for the three- and six-month periods ended June 30, 2008, respectively, compared to 40.3% and 40.0% for the same periods in 2007. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net product sales. However, the slight decrease as a percentage of net sales is the result of changes made to our handling and freight income rates as of January 1, 2008.

Selling, General and Administrative Expenses. For the three and six months ended June 30, 2008, selling, general and administrative, or SGA, expenses decreased by $610,000 and $1.71 million, respectively, compared to the same periods in 2007. However, SGA expenses as a percentage of net sales were 40.0% and 37.4% for the three- and six-month periods ended June 30, 2008, respectively, compared to 38.8% and 34.6% for the same periods of 2007.

Sales and marketing expenses decreased by approximately $1.3 million in the first six months of 2008, compared to the prior year period. The sales and marketing expenses in 2007 included charges for distributor bonus programs and incentive trips that are not being repeated in 2008. Decreases in other distributor bonuses and expenses directly related to the level of sales also contributed to the decline.

Distribution and warehouse expenses decreased by $104,000 in the areas of wages, contract labor expenses, and shipping supply expenses. General and administrative expenses decreased by approximately $264,000, primarily in professional/consulting fees, and corporate travel expenses. General and administrative expenses also included a pre-tax charge of $215,000 for the German office restructuring.

Interest Income/Expense. Interest income decreased to $236,000 for the six months ended June 30, 2008, compared to $376,000 for the same period in 2007. The decrease is the result of lower interest rates and a lower level of invested funds.

Income Taxes. We recorded income tax expense of $1.3 million for the first six months of 2008, an effective rate of 38.9%. In the same period in 2007, we recorded income tax expense of $2.2 million, which also represented an effective rate of 38.9%.

Net Income. Our net income for the three and six months ended June 30, 2008 was $569,000 ($0.04 per share basic and diluted) and $2.1 million ($0.13 per share basic and diluted), respectively, compared to $823,000 ($0.05 per share basic and diluted) and $3.4 million ($0.21 per share basic and diluted) for the same periods in 2007. Profitability decreased in the second quarter of 2008 as net sales decreased in the United States, coupled with the restructuring charge for the German office closing.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2008, we generated $2.2 million of net cash from operating activities, used $1.6 million in investing activities, and used $2.0 million in financing activities. This compares to $2.8 million of net cash provided by operating activities, $313,000 provided by investing activities, and $7.2 million used in financing activities in the same period of 2007. Cash and cash equivalents decreased by $1.3 million to $10.4 million as of June 30, 2008 compared to December 31, 2007.

Significant changes in working capital items consisted of a decrease in accounts and notes receivable of $433,000, an increase in inventories of $666,000, an increase in prepaid expenses/other current assets of $512,000, and an increase in accounts payable and accrued expenses of $249,000 in the first six months of 2008. Accounts and notes receivable decreased primarily due to the receipt of a refund due from the promotional trip management company we utilized and payment received on a receivable from a vendor. The increase in inventory is a result of lower than expected sales levels, compared to scheduled production. The increase in prepaid expenses/other current assets represent the annual premium payments made in the second quarter on most of the corporate insurance policies. The increase in accounts payable and accrued expenses is due to an increase in trade payables, partially offset by a decrease in distributor commissions payable.

Investing activities during the first six months of 2008 consisted of $457,000 for capital expenditures, along with net purchases of $1.1 million in short-term investments.

Financing activities in the first six months of 2008 included $1.2 million in treasury stock purchases, and common stock dividends paid of $793,000.

Stockholders’ equity increased to $24.0 million at June 30, 2008 compared with $23.8 million at December 31, 2007. The increase is due to our net income during the first six months of 2008 of $2.1 million, offset by the treasury stock purchases of $1.2 million and common stock dividends paid. Our working capital balance was $12.8 million at June 30, 2008 compared to $12.5 million at December 31, 2007. The current ratio at June 30, 2008 was 2.4 compared to 2.5 at December 31, 2007.

We also have a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility was renewed by the bank in March 2008 with an expiration of September 2008. Advances accrue interest at a variable interest rate based on LIBOR, and the credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings to earnings before interest, taxes, depreciation and amortization, or EBITDA, under the facility shall not exceed 3.5 to 1.0. At June 30, 2008, we had not utilized any of the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant. In late July 2008, we drew $4 million on this facility as part of stock purchase agreements described in Note 7 to the unaudited Consolidated Financial Statements.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 157-2 that delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a significant impact on our financial statements.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. As of June 30, 2008, we were holding Canadian forward exchange contracts with notional values totaling $307,000 with maturities through December 31, 2008, and a related mark-to-market gain of $14,000. As of June 30, 2008, we had no hedging instruments in place to offset exposure to any foreign currencies for any of the other countries in which we do business.

There have been no other material changes in market risk exposures during the first six months of 2008 that affect the disclosures presented in Item 7A –“Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 41 and 42 of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 1A – Risk Factors

Risk factors associated with our business activities have not changed materially from the disclosure in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the Securities and Exchange Commission on May 9, 2008.

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2008	—	—	—	$14,440,000

May 1-31, 2008	61,580	$5.75	61,580	$14,086,000

June 1-30, 2008	150,122	$5.81	150,122	$13,214,000

Total	211,702		211,702

(1)	In May 2007, the Company’s Board of Directors approved a share repurchase plan of up to $15 million through April 2010.

Item No. 4 – Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 22, 2008, the following actions were submitted and approved by a vote of the shareholders:

1.	Election of nine directors; and

2.	Ratification of the Board’s selection of Ernst & Young LLP as our independent certified public accountants.

A total of 12,653,446 shares (approximately 80% of our issued and outstanding shares) were represented by proxy or in person at the meeting. These shares were voted on the matters presented at the meeting as follows:

1. For the election of directors:

		Total Votes
Name	Total Votes For	Against or Withheld

Robert L. Montgomery	12,507,403	146,043

Carl W. Hastings	12,509,193	144,253

Donald L. McCain	12,508,699	144,747

Stephen M. Merrick	12,547,610	105,836

John B. Akin	12,541,905	111,541

Denis St. John	12,544,748	108,698

Robert M. Henry	12,545,148	108,398

Michael D. Smith	12,544,148	109,298

Patrick G. Doherty	12,544,548	108,898

2.	Ratification of the Board of Directors selection of Ernst & Young LLP as our certified public accountants.

		Total Broker Non-Votes
Total Votes For	Total Votes Against	and Total Votes Abstain

12,593,359	45,611	14,475

Item No. 6 – Exhibits

Exhibit
Number	Document

10.1
Rule 10b5-1 Stock Repurchase Plan dated June 12, 2008 between the Registrant and Canaccord Adams, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 13, 2008).

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

Date: August 8, 2008

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 8, 2008

Exhibit Index

Exhibit
Number	Document

10.1
Rule 10b5-1 Stock Repurchase Plan dated June 12, 2008 between the Registrant and Canaccord Adams, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 13, 2008).

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