Form 10-Q
period 2008-09-30
RELIV INTERNATIONAL INC
filed 2008-11-07
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of shares outstanding of the Registrant’s common stock as of October 31, 2008 was 14,424,670 (excluding treasury shares).

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item No. 4	Controls and Procedures	15

PART II - OTHER INFORMATION

Item No. 1A	Risk Factors	15
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item No. 6	Exhibits	16

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	September 30	December 31
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,761,294	$11,694,699
Short-term investments	-	398,592
Accounts and notes receivable, less allowances of
$8,400 in 2008 and $8,300 in 2007	517,051	811,634
Accounts due from employees and distributors	241,945	204,705
Inventories
Finished goods	3,235,902	3,290,114
Raw materials	2,578,123	1,630,976
Sales aids and promotional materials	968,893	1,258,148
Total inventories	6,782,918	6,179,238

Refundable income taxes	227,697	362,330
Prepaid expenses and other current assets	1,064,849	862,172
Deferred income taxes	524,430	574,430
Total current assets	15,120,184	21,087,800

Other assets	2,804,587	2,999,903
Accounts due from employees and distributors	178,391	319,883

Property, plant and equipment:
Land	829,222	829,222
Building	9,822,310	9,817,692
Machinery & equipment	3,293,185	3,673,515
Office equipment	1,478,080	1,525,905
Computer equipment & software	2,853,289	2,665,610
	18,276,086	18,511,944
Less: Accumulated depreciation	9,160,580	9,312,759
Net property, plant and equipment	9,115,506	9,199,185

Total assets	$27,218,668	$33,606,771

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets
	September 30	December 31
	2008	2007
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,509,008	$4,288,481
Distributors commissions payable	3,024,403	3,285,270
Sales taxes payable	392,013	390,585
Payroll and payroll taxes payable	585,384	499,921
Total accounts payable and accrued expenses	8,510,808	8,464,257

Income taxes payable	10,000	110,000
Total current liabilities	8,520,808	8,574,257

Other noncurrent liabilities	956,990	1,227,313

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2008 and 2007	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 15,474,379 shares issued and 14,520,672
shares outstanding as of 9/30/2008; 15,877,179 shares
issued and 15,873,754 shares outstanding as of 12/31/2007	15,475	15,877
Additional paid-in capital	32,437,301	33,100,351
Accumulated deficit	(8,605,191)	(8,869,332)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(492,737)	(419,179)
Treasury stock	(5,613,978)	(22,516)

Total stockholders' equity	17,740,870	23,805,201

Total liabilities and stockholders' equity	$27,218,668	$33,606,771

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Product sales	$21,226,975	$22,501,899	$67,719,727	$77,450,784
Handling & freight income	2,633,832	2,619,260	8,372,176	8,958,556

Net sales	23,860,807	25,121,159	76,091,903	86,409,340

Costs and expenses:
Cost of products sold	4,464,874	4,320,557	13,410,310	14,780,889
Distributor royalties and commissions	9,320,880	9,926,735	29,865,734	34,458,125
Selling, general and administrative	8,950,900	9,740,241	28,472,176	30,969,921

Total costs and expenses	22,736,654	23,987,533	71,748,220	80,208,935

Income from operations	1,124,153	1,133,626	4,343,683	6,200,405

Other income (expense):
Interest income	64,329	122,788	299,893	498,904
Interest expense	(21,011)	(159)	(31,405)	(732)
Other income (expense)	(211,550)	73,302	(229,139)	268,540

Income before income taxes	955,921	1,329,557	4,383,032	6,967,117
Provision for income taxes	420,000	429,000	1,752,000	2,623,000

Net income	$535,921	$900,557	$2,631,032	$4,344,117

Earnings per common share - Basic	$0.04	$0.06	$0.17	$0.27
Weighted average shares	14,806,000	15,938,000	15,498,000	16,166,000

Earnings per common share - Diluted	$0.04	$0.06	$0.17	$0.27
Weighted average shares	14,810,000	16,171,000	15,502,000	16,374,000

Cash dividends declared per common share	$-	$-	$0.05	$0.05

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2008	2007

Operating activities:
Net income	$2,631,032	$4,344,117
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	830,870	807,606
Stock-based compensation	177,497	90,865
Deferred income taxes	(107,000)	7,000
Foreign currency transaction (gain)/loss	310,408	(235,225)
(Increase) decrease in accounts and notes receivable	386,886	112,585
(Increase) decrease in inventories	(677,754)	(853,100)
(Increase) decrease in refundable income taxes	137,274	(548,172)
(Increase) decrease in prepaid expenses
and other current assets	(223,023)	3,474
(Increase) decrease in other assets	31,707	(287,459)
Increase (decrease) in accounts payable and accrued expenses	170,442	382,199
Increase (decrease) in income taxes payable	(100,000)	-

Net cash provided by operating activities	3,568,339	3,823,890

Investing activities:
Proceeds from the sale of property, plant and equipment	27,790	4,904
Purchase of property, plant and equipment	(756,960)	(761,310)
Purchase of investments	(1,521,111)	(1,398,592)
Proceeds from sales or maturities of investments, at cost	1,919,703	4,864,000

Net cash provided by (used in) investing activities	(330,578)	2,709,002

Financing activities:
Proceeds from line of credit borrowings	4,000,000	-
Repayment of line of credit borrowings	(4,000,000)	-
Common stock dividends paid	(793,313)	(806,763)
Proceeds from options and warrants exercised	-	83,498
Purchase of stock for treasury	(8,008,261)	(7,677,124)
Other	2,272	-

Net cash used in financing activities	(8,799,302)	(8,400,389)

Effect of exchange rate changes on cash and cash equivalents	(371,864)	258,237

Increase (decrease) in cash and cash equivalents	(5,933,405)	(1,609,260)

Cash and cash equivalents at beginning of period	11,694,699	9,332,810

Cash and cash equivalents at end of period	$5,761,294	$7,723,550

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2008

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

Reclassification -- Consolidated Statements of Cash Flows

To conform to the 2008 presentation, previously reported 2007 amounts for (increase) decrease in other assets and increase (decrease) in accounts payable and accrued expenses have been reclassified and restated within the consolidated statements of cash flows. This reclassification had no impact to total net cash provided by operating investing activities within the consolidated statements of cash flows.

Note 2--	Comprehensive Income

Total comprehensive income was $451,174 and $2,557,474 for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, comprehensive income was $899,159 and $4,419,461, respectively. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

The following table sets forth the omputation of basic and diluted earnings per share:
	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Numerator:
Net income	$535,921	$900,557	$2,631,032	$4,344,117

Denominator:
Denominator for basic earnings per share--weighted average shares	14,806,000	15,938,000	15,498,000	16,166,000
Dilutive effect of employee stock options and other warrants	4,000	233,000	4,000	208,000

Denominator for diluted earnings per share--adjusted weighted average shares	14,810,000	16,171,000	15,502,000	16,374,000

Basic earnings per share	$0.04	$0.06	$0.17	$0.27
Diluted earnings per share	$0.04	$0.06	$0.17	$0.27

For the three months and nine months ended September 30, 2008, options and warrants to purchase 826,224 shares of common stock and 801,224 shares of common stock, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive. Warrants to purchase 25,303 of common stock for the three months and nine months ended September 30, 2007, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2008

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

The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial statements. Assets or liabilities measured at fair value are shown below as of September 30, 2008:

		Using Quoted	Using Significant
	Total	Prices in	Other Observable
	Carrying	Active Markets	Inputs
Description	Value	(Level 1)	(Level 2)

Marketable securities (1)	$726,750	$726,750	$-

Derivatives (2)	16,522	-	16,522

	$743,272	$726,750	$16,522

(1)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the consolidated balance sheets.

(2)
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

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2008

Note 6--	Restructuring of European Operations

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

	Employee	Lease
	Severance	Exit	Total

Original charges and reserve balance	$107,000	$108,000	$215,000

Amounts settled in second quarter 2008	(22,000)	-	(22,000)

Reserve balance at June 30, 2008	$85,000	$108,000	$193,000

Amounts settled in third quarter 2008	(85,000)	(30,000)	(115,000)

Reserve balance at September 30, 2008	$0	$78,000	$78,000

Note 7--	Stock-Based Compensation

Stock Options

During the third quarter of 2008, the Company granted options to purchase 16,500 and 25,000 shares of common stock with exercise prices of $5.28 per share and $5.50 per share, respectively, and a grant-date fair value of $1.84 per share and $1.91 per share, respectively. The options' fair value was determined using the Black-Scholes option pricing model, using a risk-free rate of approximately 3.0%, a dividend rate of 1.9% and a volatility of 0.447. The options have a term of five years and vest in various increments ranging from one year to 4.67 years.

Including stock option grants made prior to 2008, the Company recognized stock-based compensation expense of $44,000 ($28,000 net of tax) and $134,000 ($89,000 net of tax) for the three months and nine months ended September 30, 2008, respectively. The Company recognized stock-based compensation expense of $31,000 ($21,000 net of tax) for the three months and nine months ended September 30, 2007. These amounts have been recorded in selling, general, and administrative expense. At September 30, 2008, the Company has unrecognized stock-based compensation expense of $710,000 ($470,000 net of tax) which is expected to be recognized over a remaining period ranging from 1.92 years to 4.58 years.

Note 8--	Purchase of Stock for Treasury and related Borrowing

On July 24, 2008, the Company entered into similar, but separate, Stock Purchase Agreements with two significant shareholders to purchase, as amended, 999,000 shares of the Company's common stock for $5.994 million ($6 per share). To finance the purchase, the Company utilized cash on hand and borrowed $4 million under its existing line of credit. As of September 30, 2008, the aforementioned $4 million borrowing had been repaid and the Company's line of credit balance was zero.

Included within the Stock Purchase Agreements, each of the selling shareholders also granted the Company a right of first refusal regarding each subsequent proposed sale or sales of shares of the Company's common stock. Under this provision, as defined within the Agreements, the Company will have two days to exercise its purchase right as to all or any of the shares to be sold on the negotiated terms.

Note 9--	Other Investment

In June 2006, the Company contributed $1,000,000 as a limited partner in a private equity fund. In accordance with EITF Topic D-46, “Accounting for Limited Partnership Investments,” the Company accounts for its investment under the equity method. Under this method, the Company’s proportionate share of partnership income (loss) is recorded to other income (expense) with a corresponding increase (decrease) in the carrying value of its investment. For the three and nine months ended September 30, 2008, the partnership's income (loss) was $(115,000) and $(260,000), respectively. For the three and nine months ended September 30, 2007, the partnership's income (loss) was $20,000 and $66,000, respectively. The carrying value of this investment was $824,000 and $1,084,000 at September 30, 2008 and December 31, 2007, respectively, and is included in “Other Assets” in the accompanying consolidated balance sheets.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 86.7% of worldwide net sales for the nine months ended September 30, 2008 and 89.4% of worldwide net sales for the nine months ended September 30, 2007. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom. We also operate on a limited basis in Austria, the Netherlands, and Ireland from our United Kingdom office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2008, consisted of approximately 68,540 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

      The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2008 and 2007. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	18.7	17.2	17.6	17.1
Distributor royalties and commissions	39.1	39.5	39.3	39.9
Selling, general and administrative	37.5	38.8	37.4	35.8

Income from operations	4.7	4.5	5.7	7.2
Interest expense	(0.1)	(0.0)	(0.0)	(0.0)
Interest and other income/(expense)	(0.6)	0.8	0.1	0.9

Income before income taxes	4.0	5.3	5.8	8.1
Provision for income taxes	1.8	1.7	2.3	3.1

Net income	2.2%	3.6%	3.5%	5.0%

Net Sales. Overall net sales decreased by 5.0% in the three months ended September 30, 2008 compared to the same period in 2007. During the third quarter of 2008, sales in the United States decreased by 5.4%, and our international sales decreased by 2.1% over the prior-year period.

      The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended September 30, 2008 and 2007.
	Three months ended September 30,
	2008		2007		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$20,814	87.2%	$22,009	87.6%	$(1,195)	(5.4)%
Australia/New Zealand	667	2.8	715	2.8	(48)	(6.7)
Canada	404	1.7	378	1.5	26	6.9
Mexico	389	1.6	351	1.4	38	10.8
United Kingdom/Ireland	234	1.0	242	1.0	(8)	(3.3)
Philippines	583	2.4	809	3.2	(226)	(27.9)
Malaysia/Singapore	682	2.9	419	1.7	263	62.8
Germany	88	0.4	198	0.8	(110)	(55.6)
Consolidated total	$23,861	100.0%	$25,121	100.0%	$(1,260)	(5.0)%

The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008		2007		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$65,934	86.7%	$77,215	89.4%	$(11,281)	(14.6)%
Australia/New Zealand	2,096	2.8	2,090	2.4	6	0.3
Canada	1,301	1.7	1,196	1.4	105	8.8
Mexico	1,269	1.7	1,155	1.3	114	9.9
United Kingdom/Ireland	791	1.0	781	0.9	10	1.3
Philippines	2,092	2.7	2,108	2.4	(16)	(0.8)
Malaysia/Singapore	2,174	2.8	1,173	1.4	1,001	85.3
Germany	435	0.6	691	0.8	(256)	(37.0)
Consolidated total	$76,092	100.0%	$86,409	100.0%	$(10,317)	(11.9)%

The following table sets forth, as of September 30, 2008 and 2007, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	September 30, 2008		September 30, 2007		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	54,210	10,630	57,420	13,600	(5.6)%	(21.8)%
Australia/New Zealand	2,480	230	2,510	280	(1.2)	(17.9)
Canada	1,250	160	1,150	160	8.7	0.0
Mexico	1,550	240	1,380	220	12.3	9.1
United Kingdom/Ireland	750	110	790	120	(5.1)	(8.3)
Philippines	4,590	420	4,460	370	2.9	13.5
Malaysia/Singapore	3,270	580	2,230	310	46.6	87.1
Germany	440	80	560	140	(21.4)	(42.9)
Consolidated total	68,540	12,450	70,500	15,200	(2.8)%	(18.1)%

In the United States, net sales were down 5.4% in the third quarter of 2008 compared to the same period in 2007. Sales in the United States are being adversely impacted by a few factors. First, we believe the credit problems in the U.S. economy, during the third quarter and particularly in September, played a role in our sales decline. In addition to the direct impact on sales, we are seeing slower recruiting activity in the form of a decrease in new distributor enrollments. In the third quarter of 2008, new distributor enrollments in the United States were approximately 4,260 compared to 5,011 in the prior year quarter, a decrease of 15.0%. The net number of active Distributors in the United States as of September 30, 2008 decreased by 5.6% to 54,210, compared to the number of active Distributors as of September 30, 2007. Distributor retention was 64.0% for the first nine months of 2008 compared to a rate of 65.2% for all of 2007. Also contributing to the decline was that fewer distributors qualified for the level of Master Affiliate during the third quarter of 2008, compared to the same period in 2007. In the third quarter of 2008, approximately 907 distributors qualified as new Master Affiliates, compared to approximately 1,094 in the prior-year quarter, a decline of 17%. In addition, the net number of Master Affiliates and above as of September 30, 2008 decreased by 21.8%, as compared to the net number of Master Affiliates and above as of September 30, 2007. This is consistent with reduced number of distributors qualifying for the level of Master Affiliate discussed above. Over the past year, we have emphasized the importance of bringing in new distributors at all levels, not just directly into the Master Affiliate level. We intend to continue our distributor growth strategy of bringing in new distributors at all levels. However, we will continue to focus on efforts to teach our newest distributors to build their business to the Master Affiliate level through training and other programs.

Another factor in the decline in U.S. sales is the reduction in sales volume of Slimplicity®, the weight control product line we introduced in this market in February 2007. Approximately 48% of the 2008 year-to-date overall reduction in U.S. sales was the result of the decline in the sales of the Slimplicity product line.

In the third quarter of 2008, we processed approximately 69,400 orders in the U.S. for products at an average order of $387 at suggested retail. In the same period of 2007, we processed approximately 79,400 product orders at an average order of $360 at suggested retail. The average order size for all of 2007 was $386 at suggested retail.

During the three months ended September 30, 2008, net sales in our international operations decreased in aggregate by 2.1% to $3.05 million compared to $3.11 million for the three months ended September 30, 2007. Sales results were mixed in our foreign markets during the third quarter of 2008. Sales continued to strengthen in our Malaysia/Singapore markets, as sales increased 62.8% in the third quarter of 2008 compared to the same period in 2007. However, sales in the Philippines decreased by 27.9% in the third quarter 2008, and sales in Germany/continental EU market decreased by 55.6%. All other markets had moderate fluctuations as indicated in the sales table on the previous page. For the nine-month period ended September 30, 2008, international net sales increased by 10.5% to $10.16 million compared to $9.19 million in the same period in 2007. Although the U.S. dollar dramatically strengthened over the last two months of the third quarter of 2008, the average exchange rate for the U.S. dollar for the first nine months of 2008 was still slightly weaker against all currencies of the countries we conduct business in, when compared to the rates over the first nine months of 2007. When net sales are converted using the 2007 exchange rate for both 2007 and 2008, international net sales improved 3.2% for the first nine months of 2008 compared to the first nine months of the prior year. We expect this impact to reverse in the fourth quarter as the U.S. dollar continues to strengthen during the current economic conditions compared to prior quarters.

Net sales in Malaysia/Singapore increased by 62.8% in the third quarter of 2008 compared to the same period of 2007. Positive distributor growth continues to take place in this region as new distributor enrollments were approximately 552 in the third quarter of 2008, compared to 352 in the prior year quarter. The active distributor and Master Affiliate totals as of September 30, 2008 were up 46.6% and 87.1%, respectively, when compared to September 30, 2007. This was offset by a decrease in net sales in the Philippines during the third quarter 2008 of 27.9%, compared to the prior year quarter. Sales were negatively impacted, in part, due to corporate staff and distributor leaders being out of the market to attend the International distributor conference held in the U.S. during August and other events that took the distributor leaders out of the field. We also believe that the general economic uncertainty that is present in the U.S. is also having an impact on sales in the Philippines.

Sales in Germany/continental EU were down 55.6% in the third quarter 2008, compared to the prior-year quarter. For the nine months ended September 30, 2008, sales were down 37.0%, compared to the prior-year period. We expected this decline in sales to continue in response to the closing of our Germany corporate office and restructuring efforts there. During the second quarter of 2008, we centralized all European call center and administrative functions to our office in the United Kingdom. While our corporate office in Germany has been closed, our distribution facility there continues to ship product orders for the European continent. Orders for the United Kingdom and Ireland continue to be shipped from our U.K. office. As a result of this restructuring, we took a one-time charge of $110,000 after taxes in our second quarter results. This charge related to severance payments and lease termination costs.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 18.7% and 17.6% for the three- and nine-month periods ended September 30, 2008, respectively, compared to 17.2% and 17.1% for the same periods in 2007. Gross margins were impacted in the third quarter of 2008 compared to the same period of 2007 by raw material price increases and higher freight costs. Lower plant utilization also had a negative impact on cost of products sold. On a nine-month basis, these same factors impacted gross margins in 2008.

As a result of the increasing raw material costs, we increased the suggested retail sales price of a number of our products in the United States, effective August 1, 2008. On the products affected, which include our key products of Reliv NOW, Reliv Classic, and Fibrestore, the price increase ranges from 6% to 12%.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 39.1% and 39.3% for the three- and nine-month periods ended September 30, 2008, respectively, compared to 39.5% and 39.9% for the same periods in 2007. Due to the structure of our distributor compensation plan, we do not expect to experience significant fluctuations in distributor royalties and commissions as a percentage of net product sales. However, the slight decrease as a percentage of net sales is the result of changes made to our handling and freight income rates as of January 1, 2008.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2008, selling, general and administrative, or SGA, expenses decreased by $789,000 and $2.50 million, respectively, compared to the same periods in 2007. SGA expenses as a percentage of net sales were 37.5% and 37.4% for the three- and nine-month periods ended September 30, 2008, respectively, compared to 38.8% and 35.8% for the same periods of 2007.

Sales and marketing expenses decreased by approximately $1.8 million in the first nine months of 2008, compared to the prior-year period. Sales and marketing expenses in 2007 included charges for distributor bonus programs and incentive trips that are not being repeated in 2008. Sales development expenses are lower by $304,000 over the first nine months of 2008, compared to the same period in 2007. Decreases in other distributor bonuses and expenses directly related to the level of sales also contributed to the decline.

Distribution and warehouse expenses decreased by $71,000 in the areas of wages, contract labor expenses, and shipping supply expenses in the first nine months of 2008 compared to the prior-year period. Furthermore, general and administrative expenses decreased by approximately $627,000, primarily in professional/consulting fees, corporate travel expenses, and incentive compensation. General and administrative expenses in the second quarter also included a pre-tax charge of $215,000 for the German office restructuring.

Interest Income/Expense. Interest income decreased to $300,000 for the nine months ended September 30, 2008, compared to $499,000 for the same period in 2007. The decrease is the result of a lower level of invested funds. We incurred $21,000 in interest expense during the third quarter of 2008, as we utilized our line of credit for a period of time during the quarter to finance certain treasury stock purchases that took place in July 2008.

Other Income/Expense. We incurred other expenses of $229,000 during the first nine months of 2008, compared to income of $269,000 during the same period of 2007. These expenses consisted of a reduction in the value of our investment as a limited partner in a private equity fund of $260,000 and foreign currency translation losses of $69,000 due to the strengthening of the U.S. dollar during the third quarter 2008.

Income Taxes. We recorded income tax expense of $1.75 million for the first nine months of 2008, an effective rate of 40.0%. In the same period in 2007, we recorded income tax expense of $2.62 million, which represented an effective rate of 37.6%. Our effective rate is higher in 2008 due primarily to the non-deductible nature of the foreign currency translation losses.

Net Income. Our net income for the three and nine months ended September 30, 2008 was $536,000 ($0.04 per share basic and diluted) and $2.6 million ($0.17 per share basic and diluted), respectively, compared to $901,000 ($0.06 per share basic and diluted) and $4.3 million ($0.27 per share basic and diluted) for the same periods in 2007. Profitability decreased during the three and nine month periods of 2008 primarily as net sales decreased in the United States, coupled with the other expenses, as described in Other Income/Expense above.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2008, we generated $3.6 million of net cash from operating activities, used $331,000 in investing activities, and used $8.8 million in financing activities. This compares to $3.8 million of net cash provided by operating activities, $2.7 million provided by investing activities, and $8.4 million used in financing activities in the same period of 2007. Cash and cash equivalents decreased by $5.9 million to $5.8 million as of September 30, 2008 compared to December 31, 2007.

Significant changes in working capital items consisted of a decrease in accounts and notes receivable of $387,000, an increase in inventories of $678,000, an increase in prepaid expenses/other current assets of $223,000, and a decrease in other assets of $325,000 in the first nine months of 2008. Accounts and notes receivable decreased primarily due to the receipt of a refund due from the promotional trip management company we utilized and payment received on a receivable from a vendor. The increase in inventory is a result of lower than expected sales levels, compared to scheduled production, along with materials needed for a new product launch planned in the fourth quarter. The increase in prepaid expenses/other current assets represents the annual premium payments made in the second quarter on most of the corporate insurance policies. The change in other assets is due to the reduction in value of our investment in the private equity fund as described in Other Income/Expense offset primarily by payments made on various officer life insurance policies.

Investing activities during the first nine months of 2008 consisted of $757,000 for capital expenditures, along with net proceeds of $399,000 in short-term investments.

Financing activities in the first nine months of 2008 included $8.0 million in treasury stock purchases, and common stock dividends paid of $793,000.

Stockholders’ equity decreased to $17.7 million at September 30, 2008 compared with $23.8 million at December 31, 2007. The decrease is due to the treasury stock purchases of $8.0 million and common stock dividends paid during the first nine months of the year, offset by our net income during the first nine months of 2008 of $2.6 million. Our working capital balance was $6.6 million at September 30, 2008 compared to $12.5 million at December 31, 2007. The current ratio at September 30, 2008 was 1.8 compared to 2.5 at December 31, 2007.

We had a $5 million secured revolving credit facility with our primary lender that we entered into in June 2006. This facility was renewed by the bank in March 2008 and expired in September 2008. We are currently working with our lender to extend the facility and intend to have the documents finalized in the fourth quarter; however, the agreements have not been finalized as of this filing. We have opted to renew the facility for only a one-year term due to higher credit pricing in the current market on longer term facilities. Under the proposed one-year facility, advances would accrue interest at a variable interest rate based on LIBOR, and the credit facility would be secured by all of our assets. The facility would include covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings to earnings before interest, taxes, depreciation and amortization, or EBITDA, under the facility would not exceed 3.5 to 1.0. In late July 2008, we drew $4 million on the previous facility as part of a stock purchase described in Note 8 to the unaudited Consolidated Financial Statements. The balance outstanding on the facility was fully repaid as of September 30, 2008 and we were in compliance with the minimum stockholders’ equity covenant as of that date.

Management believes that our internally generated funds and the borrowing capacity under the proposed revolving line of credit facility expected to be entered into during the fourth quarter will be sufficient to meet working capital requirements for the remainder of 2008 and into 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 and have not yet determined the impact on our financial statements.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as free standing derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations. As of September 30, 2008, we were holding Canadian forward exchange contracts with notional values totaling $205,000 with maturities through December 31, 2008, and a related mark-to-market gain of $17,000. As of September 30, 2008, we had no hedging instruments in place to offset exposure to any foreign currencies for any of the other countries in which we do business.

There have been no other material changes in market risk exposures during the first nine months of 2008 that affect the disclosures presented in Item 7A - “Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 41 and 42 of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item No. 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 1-31, 2008	1,130,180	$5.94	131,180	$12,500,000

August 1-31, 2008	11,200	$6.59	11,200	$12,426,000

September 1-30, 2008	--	--	--	$12,426,000

Total	1,141,380		142,380

(1)  Includes 999,000 shares purchased from two significant shareholders at $6.00 per share in July 2008.
(2)  In May 2007, the Company’s Board of Directors approved a share repurchase plan of up to $15 million through April 2010.

Item No. 6 - Exhibits

Exhibit Number	Document

10.1
Stock Purchase Agreement dated July 24, 2008 by and between the Paul and Jane Meyer Family Foundation and Reliv International, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 30, 2008).

10.2
Stock Purchase Agreement dated July 24, 2008 by and between Centre Island Properties, Ltd. and Reliv International, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 30, 2008).

10.3	Standstill Letter from Paul J. Meyer to Robert L. Montgomery dated July 25, 2008. (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed July 30, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 7, 2008

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 7, 2008

Exhibit Index

Exhibit Number	Document

10.1
Stock Purchase Agreement dated July 24, 2008 by and between the Paul and Jane Meyer Family Foundation and Reliv International, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 30, 2008).

10.2
Stock Purchase Agreement dated July 24, 2008 by and between Centre Island Properties, Ltd. and Reliv International, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 30, 2008).

10.3	Standstill Letter from Paul J. Meyer to Robert L. Montgomery dated July 25, 2008. (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed July 30, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).