Form 10-K
period 2008-12-31
RELIV INTERNATIONAL INC
filed 2009-03-13
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $5.47 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $51.5 million.  (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 2, 2009 was 14,305,585 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2009, which is expected to be filed no later than 120 days after December 31, 2008	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 1A	Risk Factors	16
Item No. 1B	Unresolved Staff Comments	25
Item No. 2	Properties	25
Item No. 3	Legal Proceedings	25
Item No. 4	Submission of Matters to a Vote of Security Holders	25

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	26
Item No. 6	Selected Financial Data	28
Item No. 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	29
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	42
Item No. 8	Financial Statements and Supplementary Data	43
Item No. 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	43
Item No. 9A	Controls and Procedures	43
Item No. 9B	Other Information	44

Part III

Item No. 10	Directors and Executive Officers of the Registrant	44
Item No. 11	Executive Compensation	44
Item No. 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	44
Item No. 13	Certain Relationships and Related Transactions	44
Item No. 14	Principal Accounting Fees and Services	44

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	45

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

We currently offer 16 nutritional supplements and a line of seven skin care products. We have selectively evolved our product offering over our history. Our core line of nutritional supplements, which represented 65.7% of net product sales for the year ended December 31, 2008, includes the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs
•	Innergize! — an isotonic sports supplement in three flavors
•	FibRestore — a high-fiber and antioxidant supplement

These are our most successful supplements based on fiscal year 2008 net sales. We have 12 other nutritional supplements that complement these four core products. We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on five of these products — Innergize!, FibRestore, Arthaffect, ReversAge and Cellebrate. In addition, we have applied for U.S. patents on our ProVantage, GlucAffect and CardioSentials products.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Brunei, Canada, Germany, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment and compliance procedures. As of December 31, 2008, our network consisted of approximately 67,340 distributors — 53,450 in the United States and 13,890 across our international markets.

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

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•
Aging Population: The U.S. Census Bureau projects that, by 2010, approximately 39.2% of the U.S. population will be 45 years of age or older, up from 34.5% in 2000. This growing population is expected to live longer, as the average life expectancy reached an all-time high of 75.2 years for men and 80.4 years for women in 2005 according to the Centers for Disease Control, or CDC. We believe this growing population will continue to focus on their nutritional needs as they age.

•
Rising Healthcare Costs and Use of Preventive Measures: The cost of healthcare in the United States has increased rapidly, reaching approximately $2.4 trillion in 2008 and is expected to reach $4.3 trillion by 2017, according to the National Coalition on Health Care. Since 1999, insurance premiums for family coverage have increased by 120% compared with inflation growth of 44% according to the 2008 Employee Health Benefits Survey by the Henry J. Kaiser Family Foundation. In order to maintain quality of life as well as reduce medical costs, many consumers take preventative measures to improve their general health, including the use of nutritional supplements.

•
Increasing Focus on Weight Management: A study from the CDC completed in 2006 estimated that 73% of the U.S. adult population is overweight, obese or extremely obese. Since being overweight can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses, we believe that the rise in obesity will result in an increased need not only for weight loss products but wellness products as well.

Direct Selling Market

Health and nutrition products are distributed through various market means, including retailers such as supermarkets, drugstores, mass merchants and specialty retailers; direct marketers such as mail order companies and Internet retailers; and direct sellers such as network marketers and healthcare practitioners. We distribute our products through the direct selling channel via our network marketers.

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2007 global direct selling market (for all product categories) was estimated to be $114.0 billion. The WFDSA estimates that the number of individuals engaged in direct selling nearly doubled between 1998 and 2007, from 33.6 million sellers to 62.7 million in 2007.  The U.S. had 15.0 million direct sellers in 2007.

While the United States is currently the largest direct selling market with $30.8 billion in annual sales in 2007, international markets account for 73% of the entire industry, according to the WFDSA.  Fifteen countries (including the United States) have annual direct sales revenue of at least $1 billion and another 24 countries have annual direct sales revenue of at least $100 million, according to the WFDSA.

For the nutrition industry, the direct selling channel accounted for approximately 19.2% of the total U.S. nutritional supplements sold in 2007, or approximately $4.6 billion, according to the NBJ.

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

Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic and Reliv NOW — as captured by our slogan, “Nutrition Made Simple. Life Made Rich.” Because these two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs, supplementation is made simple for the consumer, who does not have to select and purchase several supplements for his or her basic nutritional needs. For more specific individual needs, we provide 14 additional supplements. We believe that our two basic nutritional supplements, together with our additional supplements and skin care products, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.

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

In-House Development and Production. We have developed substantially all of our products utilizing nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D., our Chief Scientific Officer and Vice Chairman.  In November 2008, we hired Thomas G. Reynolds, Ph.D., as Director of Research and Development and Technical Affairs, to strengthen our research and development efforts.  In addition, we consult regularly with other industry professionals and with the physicians on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products.  Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. Currently, we outsource only one product, our Slimplicity accelerator capsules.  We believe our ability to formulate and manufacture all but one of our own products enables us to maintain our high standards of quality assurance and proprietary product composition.

Experienced Ambassador Team.  Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2008, we had a total of 368 Ambassadors.  The top 10 distributors at the Ambassador level have been with us for an average of 16 years, which provides consistency in training new distributors and contributes to increased sales.

Uniform Distributor Business Model. Our distributor compensation system is essentially uniform throughout our domestic and international markets.  The compensation plan is “seamless” in that distributors in each market all receive discounts and commissions on relatively the same terms, subject to a few variances to address market conditions and cultural preferences.  We also provide consistent distributor documentation and training throughout our system and in all of our markets.  We believe this uniform model is effective in motivating and training distributors to build their businesses and enter new markets.

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 14 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations.  As of March 1, 2009, our directors and executive officers beneficially own approximately 34.2% of our common stock.

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

Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Our growth strategy in the United States involves multiple initiatives, such as increased investment in company-sponsored events and training and better utilization of our upper-level distributors across different geographical areas.  In addition, we recently introduced a new autoship program intended to increase customer and distributor retention.  We will continue to implement these initiatives while focusing on untapped markets in the United States.

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

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. Additionally, we will continue to improve and validate the efficacy of our existing product line. For example, in November 2008 we introduced GlucAffect to support healthy blood sugar management and in February 2007 we launched our Slimplicity Weight Loss System that includes a meal replacement product and accelerator capsules to aid in weight loss.  These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors.

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

We currently offer 16 nutritional and seven skin care products. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize! and FibRestore — to be our primary or “core” products.

The following table summarizes our product categories. The net sales figures are for the year ended December 31, 2008:

Product Category	Product Name	% of 2008 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv Classic	22.5	1988
	Reliv NOW	13.2	1988
	NOW for Kids	4.1	2000
	Reliv Delight	0.3	2001

Specific Wellness(2)	FibRestore	16.0	1993
	Arthaffect	7.6	1996
	ReversAge	5.0	2000
	SoySentials	2.5	1998
	CardioSentials	2.3	2005
	GlucAffect	1.9	2008

Weight Management(3)	Slimplicity Meal Replacement	2.5	2007
	Slimplicity Accelerator Capsule	1.5	2007
	Reliv Ultrim Plus	0.8	1988
	Cellebrate	1.0	1995

Sports Nutrition	Innergize!	14.0	1991
	ProVantage	3.6	1997

Skin Care	ReversAge Skin Care	1.2	2001

(1)
This table does not include net sales for the year ended December 31, 2008 related to freight and handling and sales of marketing materials, which represented approximately 13.3% of net sales for the year ended December 31, 2008.

(2)	In November 2008, we introduced GlucAffect in the United States.
(3)
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

•
Reliv Classic is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. It is a vegetarian product that contains no animal compounds, artificial preservatives, artificial flavors or added simple sugars. Reliv Classic is available in the United States, Australia, New Zealand, Canada, Germany, Austria, the Netherlands, the United Kingdom, Ireland, Malaysia, Singapore, Brunei and the Philippines.

•	Reliv NOW is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. Reliv NOW is available in every country where we operate.

•
NOW for Kids is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. NOW for Kids is available in Australia, New Zealand, United States, the United Kingdom, Ireland, Malaysia and the Philippines.

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

•
ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, Ireland and Brunei, Singapore. In Canada, the product is marketed as Nutriversal.

•
SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States, Canada and Mexico.

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

•
GlucAffect is a cinnamon cream flavored nutritional supplement launched in November 2008 as our latest product offering.  GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss.  We have applied for a U.S. patent on GlucAffect.  GlucAffect is available only in the United States at this time.

Weight Management Supplements

Our four weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle.

•
Our Slimplicity Weight Loss System was introduced in the United States in February 2007 and includes two products:  (1) Slimplicity meal replacement and (2) Slimplicity accelerator capsules.  Our Slimplicity Weight Loss System incorporates these new products into an overall program that includes proper diet and exercise and is focused on facilitating weight loss and developing healthier lifestyle choices.  Slimplicity is currently available in the United States, Germany, Austria, the Netherlands, Ireland, the United Kingdom, Australia and New Zealand.  In our European markets, we offer chewable tablets instead of capsules in light of local preferences and formula modifications required to comply with product regulations.  In Australia and New Zealand, the products are marketed as Slimsimply due to trademark availability.

•
Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program.  Reliv Ultrim-Plus is sold in Canada, Malaysia, Mexico, Philippines, Brunei and Singapore.  Reliv Ultrim-Plus is no longer available in the United States, Germany, the Netherlands, Austria, Ireland, the United Kingdom, Australia and New Zealand due to the introduction of our Slimplicity meal replacement product.  We expect Slimplicity to eventually replace Reliv Ultrim-Plus in all of our markets as we introduce our Slimplicity Weight Loss System in each market.

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

Research and Development

We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D. and Thomas G. Reynolds, Ph.D. and consult with other industry professionals and with the physicians and professionals on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products. Since 2000, we have introduced eight of our current products, including ReversAge, NOW for Kids, Reliv Delight, GlucAffect, CardioSentials, Slimplicity meal replacement, Slimplicity accelerator capsules and ReversAge Performing Enhancing Skin Care. From time to time, we have also reformulated and enhanced our products.  We currently are in the later development stages of a line of ancillary products that will be available through a catalogue and which we expect to introduce later this year.  Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients available for new product ideas and developments.

For the years ended December 31, 2008, 2007 and 2006, our research and development expenses were $397,000, $453,000 and $437,000, respectively.

Network Marketing Program

General Overview

We market and sell our products through a network marketing system of independent distributors, who purchase our products from us, or from other distributors, and who then sell our products directly to consumers. In addition to selling our products, our distributors also recruit others to distribute our products. Distributors receive compensation from both the sale of the products they have purchased at wholesale and, in the case of Master Affiliates and above, commissions on the volume of products sold by their downline organization. We believe network marketing is an effective way to distribute our products because it allows and relies on personal contact, education and endorsement of products which is not as readily available through other distribution channels.

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

In each country in which we conduct business, distributors operate under a uniform compensation system in which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

Designation	Discount
Retail Distributor	20%
Affiliate	25%
Key Affiliate	30%
Senior Affiliate	35%
Master Affiliate	40	% (1)
Director	40	% (1)
Key Director	40	% (1)
Senior Director	40	% (1)
Master Director	40	% (1)
Presidential Director	40	% (1)

(1)	In addition to discounts, these levels also receive commissions based on sales in their downline organization.

Distributors purchase products from us at a discount from the suggested retail price for the products and then may sell the product at retail to customers, sell the product to other distributors at wholesale or consume the product. The amount of the discount varies depending on the distributor’s level of achievement, as indicated above.

Distributors generate income equal to the difference between the price at which they sell the product to customers and the discounted price they pay for the product. Distributors also earn wholesale commissions on products purchased by downline distributors in the distributor’s sponsored group equal to the difference between the price at which the distributor is entitled to purchase product and the price at which downline distributors purchase product. We calculate payments and issue a check directly to the qualified distributor once a month. For example, assume Distributor A is a 40% discount Master Affiliate who signs up Distributor B, a 30% discount Key Affiliate, who signs up Distributor C, a 20% discount Retail Distributor. If Distributor C purchases directly from us, a 10% wholesale profit check will be sent to Distributor A and B.

Upon achieving the level of Master Affiliate, distributors begin to receive additional compensation — “generation royalty” — payments of 8%, 6%, 4%, 3% and 2% of the retail volume of product purchased from us by Master Affiliates and above (and their personal groups) whom they have sponsored, and for each of five downline levels of sponsorship. To qualify for these additional compensation payments, Master Affiliates and above are required to maintain certain monthly sales volumes and to document specified levels of retail sales.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2008, we had 368 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2008, we sponsored approximately 45 training schools on a quarterly basis across all of our markets for new Master Affiliates;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference in summer for all worldwide distributors and a winter conference for U.S. distributors.

During 2008, we invested approximately $4.6 million in training, conferences and promotional events for our distributors worldwide.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 13 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2008, approximately 13.0% of our net sales were generated outside of the United States.

The table below shows the countries in which we operate and the year we commenced selling products:

Country	Year Entered
United States	1988
Australia	1991
New Zealand	1992
Canada	1992
Mexico	1993
United Kingdom(1)	1995
Philippines	2000
Malaysia	2003
Ireland	2003
Singapore	2004
Germany	2005
Austria	2006
Netherlands	2006
Brunei	2009

(1)	Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 32.4% of our net sales in 2008 in California, Illinois, Kansas, Texas, Missouri and Arizona, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products, as our existing distributor bases grow and expand.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2008, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ UK (including Ireland), Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, Reliv’ Brunei and Reliv’ Germany (including Austria and the Netherlands). We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

We believe that there is a significant opportunity to increase sales in all of our current international markets. We have established a uniform business model and compensation plan across all of our markets, and we continue to support our international markets with additional marketing programs and materials. We continue to encourage, and in certain circumstances provide limited financial support to, certain top distributors in an effort to help them expand their distributor networks internationally.

In addition to increasing sales in current international markets, our expansion strategy targets selected new foreign markets.  Our presence in Malaysia, Singapore and the Philippines provides us with familiarity from which to expand into other areas of Asia.  For example, we entered Brunei in February 2009 due to regional interest and distributor activity.  In addition, we tentatively plan to open for business in Indonesia in 2009, subject to our receipt of certain licensing and product approvals that have thus far been difficult to obtain due to local administrative changes and processes.  Similar to Asia, our recent entry into Germany, Austria and the Netherlands and our 12 years of experience in the UK offer us the knowledge to expand efficiently into additional European markets.

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

Following completion of the regulatory compliance phase, we undertake the steps necessary to meet the operations requirements of the new market. In the majority of our new markets, we establish a sales center in a major city and provide for product purchases by telephone and/or pick up. Product is shipped to the purchaser from a warehouse located in the general geographic market or the distributor may walk in to the local office and purchase products, if a pick up center is available. In addition, we initiate plans to satisfy inventory, personnel and transportation requirements of the new market, and we modify our distributor materials, recordings, videos and other training materials as necessary to be suitable for the new market.

In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors’ conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations.

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements for distribution both domestically and internationally. Our Slimplicity accelerator capsules are manufactured by a third party and our skin care line is manufactured by a third party that is both owner and licensee of certain proprietary technology used in our skin care products.

Our ability to manufacture our powdered nutritional supplements is a competitive advantage over competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product of our Slimplicity accelerator capsules. By monitoring and testing products at all stages of the manufacturing process, we precisely control product composition. In addition, we can control costs by manufacturing our own powdered nutritional supplements.

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements.  In 2007, our Chesterfield plant was audited and re-certified by the Australian TGA.

Fulfillment

Distributors order product in case lots of individual quantities and pay for the goods prior to shipment. We offer our Direct Advantage for distributors and their retail customers to order product in less than case lots directly from us by phone. Direct Advantage, an automatic monthly reorder program available for distributors and customers, provides a simple and convenient ordering process for consumers as well as distributors wanting to satisfy maintenance requirements. Product is shipped directly to the distributor or customer and upline distributors earn wholesale profits or, if applicable, a commission on all Direct Advantage sales.

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Petaling Jaya, Malaysia; Singapore; and Frankfurt, Germany. Our Philippines subsidiary currently has approximately 23 product pick-up centers located throughout the country which are operated by local business contractors and a company-owned and operated business center located in Makati. In Mexico, product is warehoused in and shipped from approximately 5 distribution centers located throughout the country. With the exception of our Canada, New Zealand, Singapore, and German subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland order and receive product from our UK subsidiary.  Distributors in Austria and the Netherlands order and receive product from our Germany distribution center.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.86%, 1.72%, and 1.17% of net sales in 2008, 2007 and 2006, respectively.

Information Technology Systems

In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure frame relay connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; (4) an Avaya telecommunication system that services the U.S. market; and (5) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We continue to pursue initiatives to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we continue to make improvements to our shopping cart platform, and we have run periodic incentives to encourage distributors to place their orders via the internet. As a result of these initiatives, approximately 40% of our order volume in the U.S. is placed via internet.

These systems are designed to provide financial and operating data for management, timely and accurate product ordering, generation royalty payment calculation and processing, inventory management, and detailed distributor records. We intend to continue to invest in our systems in order to help meet our business strategies.

Intellectual Property

We have obtained U.S. patents on five products: Innergize!, FibRestore, Cellebrate, Arthaffect and ReversAge (specific wellness supplement). The principal ingredient delivery system of ReversAge (skin care) is licensed exclusively under issued U.S. patents. Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements.

Currently, we have 21 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 14 of our 16 nutritional products. NOW for Kids is not registered with the USPTO and we have filed a trademark application for GlucAffect. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

The manufacture of dietary supplements is subject to existing FDA current good manufacturing practice, or cGMP, regulations for food.  In June 2007, the FDA issued new regulations relating to more detailed cGMP specifically for dietary supplements.  Under the new regulations, we qualify as a small business and have until June 2009 before the regulations apply to us.  We have evaluated our systems and facilities in light of the regulations and expect to be in full compliance by June 2009.

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

We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as “genetically modified organisms,” or GMOs. In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. When necessary, we have responded to government regulations that forbid products containing GMOs by changing certain unacceptable ingredients to non-GMO substitutes. Some of our products in certain markets still contain substances that would be or might be classified as GMOs. We cannot anticipate the extent to which future regulations in these markets will restrict the use of GMOs in our products or the impact of any regulations on our business in those markets. In response to any applicable future regulations, we intend to reformulate our products to satisfy the regulations. Compliance with regulatory requirements in this area should not have a material adverse effect on our business.

Sales Program Regulation

Our distribution and sales program is subject to regulation by the FTC and other federal and state regulation as well as regulations in several countries in which we conduct in business. Various state agencies regulate multi-level distribution services. We are required to register with, and submit information to, certain of such agencies and we believe we have complied fully with such requirements. We actively strive to comply with all applicable state and federal laws and regulations affecting our products and our sales and distribution programs. The Attorneys General of several states have taken an active role in investigating and prosecuting companies whose compensation plans they claim violate local anti-pyramid and/or consumer protection statutes. We are unable to predict the effect such increased activity will have on our business in the future nor are we able to predict the probability of future laws, regulations or interpretations which may be passed by state or federal regulatory authorities.

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

Competition

The business of developing and distributing nutritional and skin care products such as those we offer is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. Our competitors include both network marketing companies such as Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Mannatech, Inc., Nature’s Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as specialty and mass retail establishments. Our ability to remain competitive depends on the underlying science and high quality of our products and our success in recruiting and retaining distributors. The pool of individuals interested in network marketing tends to be limited in each market and may be reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. We believe that we offer a rewarding compensation plan with attractive financial benefits to compete for the time, attention and commitment of distributors. Our compensation plan is seamless, permitting international expansion.

Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. The Reliv Ultrim-Plus, Slimplicity and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. With Arthaffect, FibRestore, ReversAge, GlucAffect, CardioSentials, SoySentials and the Reliv ReversAge Performance Enhancing Skin Care, we are in the specific wellness needs product and anti-aging markets, which are extremely competitive and led by the major food and skin care companies.

Employees

As of December 31, 2008, we and all of our subsidiaries had approximately 247 full-time employees compared with 253 such employees at the end of 2007.

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

Item No. 1A - Risk Factors

Risks Related to Our Business

The current economic and financial crisis, including declining consumer spending and reduced access to credit, may adversely affect our business.

The current worldwide economic and financial crisis has caused a drastic reduction in consumer confidence and spending, as well as access to capital.  A prolonged downturn in the global economy, and particularly in the United States, our largest market, could adversely impact sales of our products and our ability to attract new distributors or retain our existing distributors.  Further, the current economic deterioration may limit our access to capital and the ability of our distributors to maintain or obtain credit.  Any significant reduction in sales or of our distributor force could materially and adversely impact our results of operations, financial condition and liquidity, which, in turn, could adversely affect our access to capital.  While we have historically met operating capital requirements through cash flow from operations, there can be no assurance that the current economic and financial crisis will not require us to obtain additional capital or financing or that such capital or financing will be available on commercially reasonable terms.

As a company that distributes products through a network marketing system, we experience constant turnover among our distributors. Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through approximately 67,340 independent distributors as of December 31, 2008, and we depend upon them directly for substantially all of our sales. Our network marketing organization is headed by a relatively small number of key distributors. To increase our revenue, we must increase the number, and/or the productivity, of our distributors. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. The loss of a significant number of distributors, including any key distributors, together with their downline sales organizations, could materially and adversely affect sales of our products and could impair our ability to attract new distributors.

In 2008, approximately 65% of our distributors from 2007 renewed their Distributor Agreements with us. Distributors who purchase our products for personal consumption or for short-term income goals may stay with us for several months to one year. Distributors who have committed time and effort to build a sales organization, particularly our Master Affiliates and above, will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we and our upper-level distributor leadership do not provide the necessary mentoring, training and business support tools for new distributors to become successful salespeople in a short period of time.

Due to the high level of competition in our industry, we might fail to increase our distributor base, which could negatively impact sales of our products.

In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the dietary and nutritional supplement, weight management product and personal care and cosmetic product industries. Our competitors include both network marketing companies such as Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Mannatech, Inc., Nature’s Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as specialty and mass retail establishments. Because the industry in which we operate is not particularly capital-intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers. In addition, the fact that our distributors may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a distributor can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost (generally $39.95) to become a distributor, (2) we do not require any specific amount of time to work as a distributor, (3) we do not insist on any special training to be a distributor and (4) we do not prohibit a new distributor from working with another company. Our ability to remain competitive, therefore, depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful, and if they are not, our financial condition and operating results would be harmed.

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

We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we would be able to enter new international markets on a timely basis, or that new markets would be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Our operations in some markets also may be adversely affected by political, economic and social instability in those markets.

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

Reliv Classic accounted for 22.5%, 21.3% and 20.7% of our net product sales in for the years ended December 31, 2008, 2007 and 2006, respectively, and, combined with Reliv NOW, Innergize! and FibRestore, these four products accounted for 65.7%, 64.5% and 71.3% of our net product sales for the years ended December 31, 2008, 2007 and 2006. If demand for any of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations would be materially and adversely affected.

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

Our ability to timely provide products to our distributors and their customers, and services to our distributors, depends on the integrity of our information technology system. The most important aspect of our information technology infrastructure is the system through which we record and track distributor sales, volume points, generation royalty payments, bonuses and other incentives. Our primary data sets are archived and stored at a third party secure site. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our distributors if the errors or inadequacies impair our ability to track sales and to make generation royalty payments, bonuses and other incentives, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our revenue and profits.

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

Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect all infringement or misappropriation of our proprietary rights. Even if we detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

If we lose the services of members of our senior management team or fail to attract and retain qualified scientific or production personnel, then our financial condition and operating results would be harmed.

We depend on the continued services of our Chief Executive Officer and founder, Robert L. Montgomery, and our current senior management team and the relationships that they have developed with our upper-level distributor leadership. Although we have entered into employment agreements with many members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot ensure that our senior managers will remain with us. The loss or departure of any member of our senior management team, in particular, Mr. Montgomery, could negatively impact our distributor relations and operating results. Mr. Montgomery’s employment agreement currently allows him at any time either to (1) reduce his level of service to us by approximately one-half with a corresponding decrease in position and base compensation and a 25% decrease in incentive compensation or (2) terminate his employment agreement and continue in a consulting capacity for 15 years at 30% of his average annual compensation over the previous five years as a consulting fee. The loss of such key personnel could negatively impact our ability to implement our business strategy, and our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs.

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

The size of our distribution network and the results of our operations may be significantly affected by the public’s perception of us and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients;
•	the safety and quality of similar products and ingredients distributed by other companies;
•	regulatory investigations of us, our competitors and our respective products;
•	the actions of our current or former distributors;
•	our network marketing program; and
•	network marketing businesses generally.

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

On June 25, 2007, the FDA announced a final rule establishing current good manufacturing practices, or cGMPs, affecting the manufacture, packing and holding of dietary supplements. The new rule creates standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as requirements for maintaining records.  Under the new rule, we are considered a small business and, accordingly, have until June 2009 to comply with the final rule.  We have evaluated the impact of the final rule on our manufacturing facilities and procedures and believe we will be compliant with the final rule by June 2009.  There can be no assurance, however, that we will not have to alter our manufacturing facilities and/or procedures or that compliance with the final cGMPs will not increase production costs.

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

The trading price of our common shares has been and is likely to be subject to fluctuations. Factors affecting the trading price of our common shares may include:

•	fluctuations in our quarterly operating and earnings per share results;
•	material developments with respect to future acquisitions;
•	loss of key personnel and key distributors;
•	announcements of technological innovations or new products by us or our competitors;
•	delays in the development and introduction of new products;
•	our failure to timely address changing customer or distributor preferences;
•	legislative or regulatory changes;
•	general trends in the industry;
•	recommendations and/or changes in estimates by equity and market research analysts;
•	biological or medical discoveries;
•	disputes and/or developments concerning intellectual property, including patents and litigation matters;
•	sales of common stock by our existing holders, in particular, sales by management;
•	securities class action or other litigation;
•	developments in our relationships with current or future distributors, customers or suppliers; and
•	general economic conditions, both in the United States and abroad.

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

Our Chief Executive Officer, Robert L. Montgomery, together with his family (including his sons R. Scott Montgomery and Ryan A. Montgomery) and affiliates, has the ability to influence the election and removal of the members of our board of directors and, as a result, to influence the future direction and operations of our company. As of March 1, 2009, Robert L. Montgomery, his family and affiliates beneficially owned approximately 24.3% of our common stock.  Accordingly, they may significantly influence decisions concerning business opportunities, declaring dividends, issuing additional shares of common stock or other securities and the approval of any merger, consolidation or sale of all or substantially all of our assets.  They may make decisions that are inconsistent with your interests.

Limited daily trading volume of our common stock may contribute to its price volatility.

Our common stock trades on the NASDAQ Global Select Market. During 2008, the average daily trading volume for our common stock as reported by the NASDAQ Global Select Market was approximately 22,700 shares.  As a result, relatively small trades may have a significant impact on the price of our common stock.

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

Item No. 1B - Unresolved Staff Comments

As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2008 fiscal year.

Item No. 2 – Properties

We own approximately six acres of land and a building containing approximately 126,000 square feet of office, manufacturing and warehouse space located in Chesterfield, Missouri, where we maintain our corporate headquarters and sole manufacturing facility. We believe that our worldwide facilities are suitable and adequate in relation to our present and immediate future needs.

The following table summarizes information related to our worldwide facilities as of December 31, 2008:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	8,900	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Mexico City, Mexico	central office/ warehouse/distribution	28,000	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	3,900	Leased
Birmingham, England, UK	central office/ warehouse/distribution	2,200	Leased
Petaling Jaya, Malaysia	central office/call center warehouse/distribution	4,000	Leased
Dietzenbach (Frankfurt), Germany	warehouse/distribution	8,300	Leased

Item No. 3 - Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business.  We do not believe that any current proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item No. 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV.  The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2008 and 2007.

	High	Low	Dividend

Year Ending December 31, 2008
Fourth Quarter	$5.95	$3.85	$0.05
Third Quarter	6.90	5.00	-
Second Quarter	7.47	5.45	0.05
First Quarter	8.75	6.03	-

Year Ending December 31, 2007
Fourth Quarter	10.07	7.50	0.05
Third Quarter	11.60	8.94	-
Second Quarter	11.56	9.53	0.05
First Quarter	11.49	8.57	-

As of February 27, 2009, there were approximately 2,005 holders of record of our common stock and an additional 4,453 beneficial owners, including shares of common stock held in street name.

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 1-31, 2008	124,427	$4.73	49,427	$12,192,000

November 1-30, 2008	105,100	$5.19	17,600	$12,099,000

December 1-31, 2008	44,000	$4.91	19,000	$12,005,000

Total	273,527		86,027

(1)	Includes 75,000, 87,500, and 25,000 shares purchased from a significant shareholder in October, November, and December 2008, respectively, at market price at the time of each purchase.
(2)	In May 2007, the Company’s Board of Directors approved a share repurchase plan of up to $15 million through April 2010.

Stock Performance Graph

The following graph compares, for the period January 1, 2004 to December 31, 2008, the cumulative total return (assuming reinvestment of dividends) on our common stock with (i) NASDAQ Composite Index (U.S.) and (ii) a peer group including the following companies: Mannatech, Inc., Nature’s Sunshine Products, Inc., and USANA Health Sciences, Inc.  The peer group consists of other companies marketing nutritional products through direct sales. The graph assumes an investment of $100 on January 1, 2004, in our common stock and each of the other investment categories.

The historical stock prices of our common stock shown on the graph below are not necessarily indicative of future price performance. Per share value as of December 31, 2004, 2005, 2006, 2007 and 2008 is based on the common stock’s closing price as of such date.

The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	Base Period
	12/03	12/04	12/05	12/06	12/07	12/08

Reliv' International, Inc.	100.00	175.83	261.28	173.77	165.81	92.76
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Peer Group	100.00	146.57	138.18	156.89	103.60	81.52

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Product sales	$87,348,915	$99,465,246	$105,497,420	$102,045,383	$87,565,109
Handling and freight income	10,845,903	11,592,258	11,969,737	11,519,781	9,417,324
Net sales	98,194,818	111,057,504	117,467,157	113,565,164	96,982,433
Costs and expenses:
Cost of products sold	17,437,133	19,100,527	19,519,904	19,264,347	16,662,935
Distributor royalties and commissions	38,207,889	44,298,744	47,127,026	45,479,062	38,622,537
Selling, general, and administrative	36,881,041	40,363,322	38,716,529	36,348,526	32,710,657
Total costs and expenses	92,526,063	103,762,593	105,363,459	101,091,935	87,996,129
Income from operations	5,668,755	7,294,911	12,103,698	12,473,229	8,986,304
Other income (expense):
Interest income	328,057	634,446	692,595	238,473	118,467
Interest expense	(37,327)	(1,373)	(50,156)	(313,329)	(243,118)
Gain (loss) on limited partnership investment	(595,887)	52,162	32,320	—	—
Other income	30,353	261,969	224,646	101,043	146,036
Total other income (expense)	(274,804)	947,204	899,405	26,187	21,385
Income before income taxes	5,393,951	8,242,115	13,003,103	12,499,416	9,007,689
Provision for income taxes	2,513,000	3,201,000	5,105,000	4,978,000	3,621,000
Net income	2,880,951	5,041,115	7,898,103	7,521,416	5,386,689
Preferred dividends accrued and paid	—	—	—	—	12,292
Net income available to common shareholders	$2,880,951	$5,041,115	$7,898,103	$7,521,416	$5,374,397
Earnings per common share – Basic	$0.19	$0.31	$0.48	$0.47	$0.34
Weighted average shares	15,213,000	16,094,000	16,465,000	15,885,000	15,662,000
Earnings per common share – Diluted	$0.19	$0.31	$0.47	$0.46	$0.31
Weighted average shares	15,223,000	16,303,000	16,727,000	16,388,000	17,137,000
Cash dividends declared per common share	$0.100	$0.100	$0.100	$0.075	$0.065

	As of December 31,
Balance Sheet Data:	2008	2007	2006	2005	2004
Cash and cash equivalents	$4,460,637	$11,694,699	$9,332,810	$5,653,594	$10,151,503
Working capital	6,245,415	12,513,543	16,229,922	3,963,741	11,466,647
Total assets	23,892,779	33,606,771	37,282,220	25,981,423	30,996,667
Long-term debt, less current maturities	—	—	—	2,211,065	3,357,691
Total stockholders’ equity	16,107,590	23,805,201	27,733,851	12,564,828	18,190,753

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 87.0% of worldwide net sales for the year ended December 31, 2008 compared to approximately 88.5% for the year ended December 31, 2007. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.  We also operate on a limited basis in Austria and the Netherlands from our German distribution center and in Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2008, consisted of approximately 67,340 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Cost of products sold primarily consists of expenses related to raw materials, labor, quality control and overhead directly associated with production of our products and sales materials, as well as shipping costs relating to the shipment of products to distributors, and duties and taxes associated with product exports.  Cost of products sold is impacted by the cost of the ingredients used in our products, the cost of shipping distributors’ orders, along with our efficiency in managing the production of our products.

Distributor royalties and commissions are monthly payments made to Master Affiliates and above, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Also, we include other sales leadership bonuses, such as Ambassador bonuses, in this line item. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods. However, in 2008, we adjusted the commission structure on our newest product, GlucAffect, and other higher priced products in our line.  We reduced the value of the product used to determine purchase discounts and commission payouts on these products.  This, in turn, allows us to sell these products at a lower suggested retail price.  This adjustment appears as a slight reduction in the percentage of distributor royalties and commissions as a percentage of net sales.   We are considering similar adjustments in our foreign markets during 2009.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2008, 2007 and 2006. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	17.8	17.2	16.6
Distributor royalties and commissions	38.9	39.9	40.1
Selling, general and administrative	37.5	36.3	33.0

Income from operations	5.8	6.6	10.3
Interest income	0.3	0.5	0.6
Interest expense	(0.0)	(0.0)	(0.0)
Gain (loss) on limited partnership investment	(0.6)	0.0	0.0
Other income	0.0	0.3	0.2

Income before income taxes	5.5	7.4	11.1
Provision for income taxes	2.6	2.9	4.4

Net income	2.9%	4.5%	6.7%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales.  Overall, sales decreased by 11.6% worldwide, as sales in the United States decreased by 13.2% in the year ended December 31, 2008 compared to 2007.  During 2008, our international sales increased by 0.8% over the prior year.  The Malaysia/Singapore market experienced a 52.5% increase in net sales in 2008; however, this was offset by declines in the United Kingdom, Germany, Philippines, and Australia/New Zealand markets, as shown in the table below.  Net sales in Canada and Mexico showed slight increases in net sales during 2008 compared to 2007.

               The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008		2007		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$85,382	87.0%	$98,348	88.5%	$(12,966)	(13.2)%
Australia/New Zealand	2,681	2.7	2,944	2.7	(263)	(8.9)
Canada	1,660	1.7	1,634	1.5	26	1.6
Mexico	1,543	1.6	1,526	1.4	17	1.1
United Kingdom/Ireland	1,023	1.0	1,062	1.0	(39)	(3.7)
Philippines	2,709	2.8	2,942	2.6	(233)	(7.9)
Malaysia/Singapore	2,692	2.7	1,765	1.5	927	52.5
Germany	505	0.5	837	0.8	(332)	(39.7)

Consolidated total	$98,195	100.0%	$111,058	100.0%	$(12,863)	(11.6)%

The following table sets forth, as of December 31, 2008 and 2007, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	December 31, 2008		December 31, 2007		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	53,450	10,910	56,920	13,890	(6.1)%	(21.5)%
Australia/New Zealand	2,390	240	2,450	280	(2.4)	(14.3)
Canada	1,260	170	1,140	180	10.5	(5.6)
Mexico	1,480	240	1,430	220	3.5	9.1
United Kingdom/Ireland	760	120	780	120	(2.6)	0.0
Philippines	4,470	450	4,530	400	(1.3)	12.5
Malaysia/Singapore	3,190	590	2,170	350	47.0	68.6
Germany	340	80	550	150	(38.2)	(46.7)

Consolidated total	67,340	12,800	69,970	15,590	(3.8)%	(17.9)%

Sales in the United States are being adversely impacted by multiple factors.  First, we believe the credit problems in the U.S. economy, primarily during the last four months of 2008, played a role in our sales decline.  In addition to the direct impact on sales, recruiting activity has declined in the form of decreased new distributor enrollments.  In 2008, approximately 17,200 new distributors were enrolled in the United States, as compared to approximately 21,930 in 2007. However, distributor retention in the United States remained fairly steady at approximately 64.7% for 2008 compared to a rate of 65.2% for 2007.  Also contributing to the decline in sales was that fewer distributors qualified for the level of Master Affiliate during 2008, compared to 2007.  In 2008, approximately 3,890 distributors qualified as new Master Affiliates and 50.5% of the Master Affiliates and above as of December 31, 2007 requalified as Master Affiliates and above during 2008.  This compares to approximately 5,150 new Master Affiliates and a requalification rate of 47.6% in 2007.

Another factor in the decline in U.S. sales was the reduction in sales volume of Slimplicity®, the weight control product line we introduced in this market in February 2007.  Approximately 45% of the 2008 overall reduction in U.S. sales was the result of the decline in the sales of the Slimplicity product line.  In 2007, sales of the Slimplicity product line represented 9.3% of net product sales.  In 2008, this product line represented only 4.0% of net product sales.

 In the United States during 2008, we processed approximately 284,780 orders for products at an average order of $388 at suggested retail.  In 2007, we processed approximately 336,100 product orders at an average order of $386 at suggested retail.  Included in these order and average order totals are orders placed through our Direct Select program.  This program is available for distributors and their retail customers to order products in less than case lots directly from us. In the United States during 2008, we processed a total of approximately 43,750 orders under this program at a suggested retail sales value of $5.3 million, compared to 61,360 orders, at a suggested retail value of $7.2 million during 2007. The average order size at a suggested retail value was $121 in 2008 compared to $118 during 2007.  In August 2008, we launched a retail customer autoship program referred to as Direct Advantage, under which customers can receive a 10% discount from the suggested retail prices of the products by enrolling in an automatic ordering program with a 28-day cycle.

In November 2008, we introduced a new product, GlucAffect, which has been clinically shown to help to maintain healthy blood sugar levels and support weight loss.  Sales of this new product represented 9.3% of net sales in the United States in the fourth quarter of 2008.

 Over the past year, we have continued to emphasize the importance in our distributor training of bringing in new distributors at all levels, not just directly into the Master Affiliate level. However, we will continue to focus on efforts to teach our newest distributors to build their business to the Master Affiliate level through training and other programs.  We also continue to focus on initiatives to improve our new distributor enrollment rates, which we believe will lead to improved sales.

 During the year ended December 31, 2008, net sales in our international operations increased in aggregate by 0.8% to $12.8 million compared to $12.7 million for the year ended December 31, 2007.  The increase in international sales occurred primarily in the Malaysia/Singapore market, offset by decreases in the United Kingdom, Germany, the Philippines, and Australia/New Zealand.  When net sales for the full year of 2008 are converted using the 2007 exchange rate for both 2008 and 2007, international net sales decreased by 0.6% for 2008 compared to the prior year.  The average exchange rate for the U.S. dollar for all of 2008 was slightly weaker against all currencies of the countries we conduct business in except Mexico and the United Kingdom, compared to the average exchange rates for all of 2007; however, the U.S dollar strengthened dramatically over the last 5 months of 2008.

Net sales in the Australia/New Zealand market decreased by 8.9% in 2008 compared to 2007. New distributor enrollments were 808 in 2008 compared to 900 in 2007.  In 2008, 67 distributors qualified as new Master Affiliates, compared to 94 in the prior year.  When net sales are converted using the 2007 exchange rate for both 2008 and 2007, net sales in this market decreased by 10.1%.  The sales development program initiated in 2006 was discontinued during 2008.  The program began to show diminishing returns and management turned over more of the responsibility of that role to distributor leaders in the area.   As a result, there has been a short-term decline in sales in the market.  However, this reduction led to decreases in sales development expenses and other expenses resulting in net income for the Australia/New Zealand market of $45,000 in 2008, compared to a net loss of $43,000 in 2007.  In February 2009, the Slimplicity weight control line was introduced in the Australia/New Zealand market.  It is marketed under the name, Slimsimply, in this region due to local product regulations.

Net sales in Canada increased by 1.6% in 2008 compared to 2007.  Sales improved slightly as distributor enrollments were somewhat improved in 2008 compared to the prior year.  New distributor enrollments were 474 in 2008 compared to 381 in 2007.  In 2008, 60 distributors qualified as new Master Affiliates, compared to 65 in the prior year.     When measured in local currency, Canadian net sales increased by 0.5% in 2008 compared to 2007. We experienced a net loss in Canada of $147,000 for 2008, compared to net income of $62,000 in 2007. This change was primarily due to foreign currency transaction losses of $91,000 for all of 2008, compared to transaction gains of $60,000 for 2007.

Net sales in Mexico increased 1.1% in 2008 compared to 2007. New distributor enrollments were 1,007 in 2008 compared to 976 in 2007, and 132 distributors qualified as new Master Affiliates in 2008, compared to 135 in the prior year.  When measured in local currency, 2008 net sales increased by 2.5%, as the Mexican peso weakened slightly on average for 2008 when compared to the U.S. dollar.   The net loss in Mexico for 2008 was $405,000, compared to a net loss of $332,000 in 2007.  The net loss in 2008 is higher due to a new statutory minimum tax imposed by the Mexican government beginning in 2008, along with an increase in salary expense due to severance costs of certain terminated employees.

Net sales in the United Kingdom (UK) decreased by 3.7% for 2008 compared to 2007.  However, when measured in local currency, net sales in the UK increased by 4.3% in 2008 compared to the prior year. Nevertheless,  progress in developing local distributor leaders in this market continues to be slow.  New distributor enrollments were 351 in 2008 compared to 415 in 2007, and 64 distributors qualified as new Master Affiliates in 2008, compared to 46 in 2007.  The net loss incurred in the United Kingdom was $377,000 in 2008, compared to a net loss of $564,000 in 2007.    Reductions in local selling, general, and administrative, or SGA expenses were the primary reason for the improved operating results.

Net sales in the Philippines decreased by 7.9% in 2008 compared to the prior year.  New distributor enrollments were 3,427 in 2008 compared to 3,390 in 2007, and 265 distributors qualified as new Master Affiliates in 2008, compared to 253 in 2007.  When measured in local currency, 2008 net sales decreased by 11.6%.  We made a slight decrease in the price of our products in the Philippines in early 2008 in response to the strength of the Philippine peso against the U.S. dollar.  However, this did not spur an increase in sales volume as expected.  Further, during the 4th quarter of 2008, the Philippines began experiencing similar economic issues as experienced in the U.S.  Net income in the Philippines for 2008 was $32,000, compared to a net loss of $210,000 in 2007, as the result of reductions in SGA expenses.

Net sales in the Malaysia/Singapore market increased by 52.5% in 2008 compared to the prior year.  New distributor enrollments were 2,458 in 2008 compared to 1,361 in 2007, and 453 distributors qualified as new Master Affiliates in 2008, compared to 197 in 2007.  When measured in local currency, 2008 net sales increased by 47.4%.  Positive growth took place in this market in 2008, as shown by the trends in distributor enrollments and new Master Affiliate qualifications.  Part of the growth is the result of anticipated additional market openings in the region.  However, the combined net loss for Malaysia/Singapore for 2008 was $267,000, compared to a net loss of $312,000 in 2007.  We began formal operations in Brunei in February 2009, and we are working towards other market openings in the region that can be operated from our existing regional offices in Malaysia and the Philippines.

Net sales in Germany decreased by 39.7% in 2008 compared to the prior year.  New distributor enrollments were 106 in 2008, compared to 368 in 2007, and 9 distributors qualified as new Master Affiliates in 2008, compared to 75 in 2007.  When measured in local currency, 2008 net sales declined by 43.5%. The net loss in Germany for 2008 was $495,000, compared to a net loss of $688,000 in 2007.  We expected this decline in sales in response to the closing of our Germany corporate office and restructuring efforts there.  During the second quarter of 2008, we centralized all European call center and administrative functions to our office in the United Kingdom.  While our corporate office in Germany has been closed, our distribution facility there continues to ship product orders for the European continent.  Orders for the United Kingdom and Ireland continue to be shipped from our U.K. office. As a result of this restructuring, we took a one-time charge of $110,000 after taxes in our second quarter results.  This charge related to severance payments and lease termination costs.

Cost of Products Sold. Cost of products sold as a percentage of net sales increased to 17.8% for the year ended December 31, 2008 compared to 17.2% for the year ended December 31, 2007.  Gross margins declined in 2008 compared to 2007 due to raw material price increases, higher freight costs, and lower production levels corresponding with the decrease in sales.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales decreased slightly to 38.9% for the year ended December 31, 2008 compared to 39.9% for the same period in 2007. The decrease as a percentage of net sales is the result of changes made to our handling and freight income rates as of January 1, 2008, coupled with changes made to our commission payout structure on our newest product, GlucAffect, and certain other higher priced products in our line.

Selling, General and Administrative Expenses. For 2008, selling, general and administrative, or SGA, expenses decreased by $3.5 million compared to 2007.  However, SGA expenses as a percentage of net sales increased to 37.5% in 2008 compared to 36.3% in 2007, as a function of the 11.6% decline in consolidated net sales.

Sales expenses decreased by $2.01 million in 2008.  Of that amount, $1.25 million represented the decrease in expenses directly related to sales volume, such as star director bonuses, other sales production bonuses, and credit card fees.  The termination of the sales development program, primarily in Australia, resulted in a savings of approximately $391,000 in 2008 compared to 2007.  Marketing expenses decreased by $759,000 in 2008 compared to 2007.  Components of the change included a decrease of $79,000 for our international and regional leadership conferences, a decrease of $398,000 in promotional bonuses and trips, and a decrease of $105,000 for distributor newsletter costs.

Distribution and warehouse expenses decreased by $127,000, primarily from lower wages.  General and administrative expenses decreased by approximately $587,000 in 2008 compared to 2007.  Significant decreases were in salaries, incentive compensation expense and benefits of $155,000, travel expenses of $187,000, consulting and professional fees of $88,000, accounting fees of $233,000, business insurance expenses of $75,000, and directors’ fees of $85,000.  These were offset by increases in depreciation expense of $98,000, and compensation expense for options and warrants granted of $123,000.

Interest Income/Expense. Interest income decreased to $328,000 for the year ended December 31, 2008, compared to $634,000 for the same period in 2007.  The decrease in interest income is the result of a decrease in cash and cash equivalents during 2008.  Interest expense increased to $37,000 for 2008 compared to $1,000 for 2007.

Gain/loss on investment in a limited partnership.  We invested $1 million as a limited partner in a private equity fund during 2006.  We recognized gains of $52,000 and $32,000 in 2007 and 2006, respectively, based on our share of the market value of the investments net of expenses accrued in the fund.  During 2008, we incurred a loss of $596,000 on our investment.  As of December 31, 2008, the fund is in the process of being liquidated and in January 2009 we have received back $469,000 of our total recorded December 31, 2008 account balance of $489,000.

Income Taxes. We recorded income tax expense of $2.5 million for 2008, representing an effective rate of 46.6%. In 2007, we recorded income tax expense of $3.2 million, representing an effective rate of 38.8%.  The higher effective rate in 2008 is the result of current year capital losses incurred on the limited partnership investment and other investments for which we do not expect to have sufficient future capital gains to offset and, therefore, have placed a valuation allowance on the income tax benefit of these capital losses.

Net Income. Our net income decreased to $2.9 million ($0.19 per share basic and diluted) for the year ended December 31, 2008 compared to $5.0 million ($0.31 per share basic and diluted) for 2007. Profitability decreased commensurate with the decrease in net sales in the United States, as discussed above, offset by the reduction in the net loss from international operations.  Net income in the United States was $4.5 million in 2008, compared to $7.1 million in 2007.  The net loss from international operations was $1.6 million in 2008, compared a net loss of $2.1 million in 2007.

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

In February 2007, we launched our new weight control product line, Slimplicity®.  Slimplicity replaces the Ultrim-Plus meal replacement product line in the United States, Germany, and the United Kingdom and we expect it to replace Ultrim-Plus in other markets.  In 2007, sales of the Slimplicity product line represented approximately 9% of net sales in the United States.   In comparison, sales of the previous weight control product line historically represented approximately 2% of net sales in the United States annually.

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

Net sales in the Australia/New Zealand market increased by 15.5% in 2007 compared to 2006. New distributor enrollments were 900 in 2007 compared to 893 in 2006.  When net sales are converted using the 2006 exchange rate for both 2007 and 2006, net sales in this market increased by 3.8%.  In 2006, we started a sales development program in that region by supporting leading U.S. distributors as part of a sustained plan to develop more activity in this and other foreign markets.  In 2007, that plan continued, but at a slightly reduced level.  In total, we invested approximately $433,000 in sales development expenses across our foreign markets during 2007.  The majority of this investment took place in this market.   The sales development efforts had a positive impact on net sales, which in turn, has improved the operating results of this market.  The combined net loss for the Australia/New Zealand market was $43,000 in 2007, compared to a net loss of $224,000 in 2006.

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

Net sales in Mexico increased 6.5% in 2007 compared to 2006. New distributor enrollments were 976 in 2007 compared to 682 in 2006.  When measured in local currency, 2007 net sales increased by 6.8%, as the Mexican peso weakened slightly on average for 2007 when compared to the U.S. dollar.  Mexico began to show signs of improvement in sales from the price increase and change in distributor qualification requirements that were made in March 2005 to make the Mexican business model consistent with the rest of our markets.  These improved sales results were also due in part to the efforts of the national sales manager we named for our Reliv Mexico operations in August 2006.  The net loss in Mexico for 2007 was $332,000, compared to a net loss of $285,000 in 2006. The increase in the net loss was due to higher expenses for local distributor conferences and other marketing support.

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

Net sales in the Malaysia/Singapore market decreased by 2.2% in 2007 compared to the prior year.  New distributor enrollments were 1,361 in 2007 compared to 1,743 in 2006.  When measured in local currency, 2007 net sales declined by 8.3%.  The combined net loss for Malaysia/Singapore for 2007 was $312,000, compared to a net loss of $258,000 in 2006.  We appointed a new sales manager for this market in May 2007.  We view this market, coupled with the Philippines, as part of a larger Asian regional market.  We are gradually designing our products, product labeling, and sales materials to work across the entire region.  As part of this regional consolidation, we began to use a public bonded warehouse in Singapore to consolidate inventories across the region.  This will allow us to eventually eliminate local warehousing needs in each country which should reduce our carrying costs.

Net sales in Germany increased by 1.6% in 2007 compared to the prior year.  New distributor enrollments were 368 in 2007, compared to 359 in 2006.  When measured in local currency, 2007 net sales declined by 7.1%. The net loss in Germany for 2007 was $688,000, compared to a net loss of $473,000 in 2006.  The increase in the net loss was the result of additional corporate spending in sales staffing and support.

Cost of Products Sold. Cost of products sold as a percentage of net sales increased to 17.2% for the year ended December 31, 2007 compared to 16.6% for the year ended December 31, 2006.  Gross margins declined in 2007 compared to 2006 primarily due to lower production levels corresponding with the decrease in sales.   Additionally, raw material price increases and higher outbound freight costs negatively impacted gross margins.

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

Income Taxes. We recorded income tax expense of $3.2 million for 2007, an effective rate of 38.8%. In 2006, we recorded income tax expense of $5.1 million, an effective rate of 39.3%.  The lower effective rate in 2007 is the result of the increased benefit of the Domestic Manufacturing Deduction, a reduction in international losses for which there was no tax benefit, and lower marginal income tax rate, as our income before taxes was lower than the prior year.

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

Financial Condition, Liquidity and Capital Resources

We generated $3.7 million of net cash during 2008 from operating activities, $503,000 was used in investing activities, and we used $10.3 million in financing activities. This compares to $4.8 million of net cash provided by operating activities, $6.6 million generated in investing activities, and $9.2 million used in financing activities in 2007.  Cash and cash equivalents decreased by $7.2 million to $4.5 million as of December 31, 2008 compared to December 31, 2007.   We did not hold any short-term investments as of December 31, 2008, compared to $399,000 in short-term investments as of December 31, 2007.

Significant changes in working capital items consisted of a decrease in accounts receivable of $376,000, a decrease in accounts payable and accrued expenses of $2.4 million, and a decrease in other assets of $640,000 in 2008.   The decrease in accounts receivable is due to the receipt of certain refunds due from vendors.  The decrease in accounts payable and accrued expenses is due primarily to the timing of payments for inventory at the end of 2007 without similar amounts due at the end of 2008.  Furthermore, accrued commission expense is approximately $476,000 lower at the end of 2008 as compared to the end of 2007.  Other assets decreased primarily from the distribution of assets held in our supplemental executive retirement plan to a participant, along with a decrease in the value of the plan’s remaining trading securities.

Our net investing activities included $901,000, $836,000, and $477,000 in net capital expenditures for the years ended December 31, 2008, 2007 and 2006, respectively.   Investing activities for 2008 and 2007 also included net proceeds of $399,000 and $7.5 million, respectively, in short-term investments of which the majority were purchased in 2006.

 Financing activities in 2008 included $8.8 million in purchases of our common stock into treasury and $1.5 million in common stock dividends paid.  We also borrowed $4.0 million on our line of credit in July 2008, which was repaid in full by September 2008.  Financing activities in 2007 included $7.7 million in purchases of our common stock into treasury and $1.6 million in common stock dividends paid.  Financing activities in 2006 included $11.9 million in net proceeds from the common stock offering that closed in April 2006, $1.7 million in common stock dividends paid, $3.6 million in purchases of our common stock into treasury, $317,000 in proceeds from options and warrants exercised and related excess tax benefits from stock-based compensation, and $3.1 million of principal payments made on long-term borrowings.  These principal payments paid off the balance of a promissory note for the purchase of common stock from a former officer/director and his wife that occurred in March 2005.

Stockholders’ equity decreased to $16.1 million at December 31, 2008 compared with $23.8 million at December 31, 2007.  The components of the change in equity are our net income during 2008 of $2.9 million, less the treasury stock purchases and common stock dividends paid.  Other changes to equity include the contribution of treasury shares to our ESOP of $250,000, and other equity-based compensation options and warrants for $278,000.

Our working capital balance was $6.2 million at December 31, 2008 compared to $12.5 million at December 31, 2007. The current ratio at December 31, 2008 was 1.8 compared to 2.5 at previous year-end.

On February 21, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to an underwritten public offering of 2,000,000 shares of our common stock.  On April 5, 2006, we commenced the public offering at a price of $11.25 per share.  The public offering was completed on April 11, 2006 and consisted of 1,200,000 shares of common stock offered and sold by us and 800,000 shares of common stock offered and sold by certain selling stockholders.  The selling stockholders were four of our directors and/or officers.  The underwriters had a 30-day option to purchase up to 300,000 additional shares from certain of the selling stockholders to cover over-allotments, if any.  This option was exercised for the full 300,000 shares and closed on May 9, 2006.  We did not receive any proceeds from the sale of common stock by the selling stockholders.  Net proceeds to us from the offering, after reduction for the underwriters’ fee and other offering expenses, were $11.9 million.

We also have a $5 million secured revolving credit facility with our primary lender that we renewed in September 2008. This facility expires in September 2009, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At December 31, 2008, we have no outstanding borrowings on the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.

Management believes that our internally generated funds and the borrowing capacity under the new revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2009.

Contractual Obligations

The table below presents our contractual obligations and commercial commitments as of December 31, 2008. This consists of our short-term debt and operating leases. For the short-term debt, the amounts shown represent the principal and interest amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted-average interest rates at the end of the period. For the operating leases, the amounts shown represent the future minimum payments under noncancelable leases with initial or remaining terms in excess of one year as of December 31, 2008.

	Less Than 1 year	1-3 years	3 - 5 years	More than 5 years	Total

Promissory note(1)	$578	$—	$—	$—	$578
Operating leases	413	600	236	112	1,361
Total Obligations	$991	$600	$236	$112	$1,939

(1)           The outstanding principal amount of the promissory notes was $569,000 million at December 31, 2008 and accrues interest at 6.0% per year.

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

Actual and estimated returns are classified as a reduction of net sales.  We estimate and accrue a reserve for product returns based on our return policy and historical experience.  Total returns have been approximately 0.86%, 1.72%, and 1.17% of net sales in 2008, 2007 and 2006, respectively.  We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold.  Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

Inventories

Inventories are valued at the lower of cost or market. Product cost includes raw material, labor and overhead costs and is accounted for using the first-in, first-out basis. On a periodic basis, we review our inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, we record inventory write-downs when costs exceed expected net realizable value. Historically, our estimates of obsolete or unmarketable items have been materially accurate.

Foreign Currency Translation

All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts are translated using the average exchange rate for the year-to-date periods. The gains and losses resulting from the changes in exchange rates during the period have been reported in other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that our investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”).  Prior to the adoption of SFAS No. 123(R), we had adopted the disclosure-only provisions of SFAS No. 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized.  We adopted the provisions of SFAS 123(R) using the modified prospective transition method.  Under this method, our consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions.  For the years ended December 31, 2008, 2007, and 2006, we incurred employee stock-based compensation cost of $186,000 ($123,000 net of tax), $75,000 ($51,000 net of tax) and $63,000 (also $63,000 net of tax), respectively.

Income Tax Matters

We account for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized.  In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies.  If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.

At December 31, 2008, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $4.07 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $4.07 million has been established for these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.

At December 31, 2008, we also had deferred tax assets related to 2008 capital losses on investments with a tax value of $446,000. We have established a corresponding valuation allowance of $396,000 against this deferred tax asset as we do not anticipate having sufficient future capital gains to offset this portion of these current year capital losses.

The calculations of our tax liabilities involve dealing with uncertainties in the application of complex tax regulations. On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (FIN No. 48), and related guidance (see Note 11:  Income Taxes” in Part II, Item 8 of this Form 10-K). As a result of the implementation of FIN No. 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in FIN No. 48. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, or new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Fair Value

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available.  Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements.

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

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Under SFAS No. 159, subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in its results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  We adopted SFAS No. 159 on January 1, 2008 and did not elect to measure any additional assets or liabilities at fair value.

Accounting Pronouncements Not Yet Implemented

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of SFAS No. 161 and have not determined the impact on our financial statements.

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

Net sales outside of the United States represented 13.0%, 11.5%, and 10.0% of total net sales in 2008, 2007, and 2006, respectively.  Our primary exposures to adverse currency fluctuations would result in an increase in the cost of goods sold, relative to foreign net sales, as the vast majority of the products sold are purchased from the parent company in the United States, with prices denominated in U.S. dollars.  As of December 31, 2008, we had a net investment in our foreign subsidiaries of $2.8 million (in U.S. dollars).

We have performed a sensitivity analysis as of December 31, 2008 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies in which we conduct business.  Using the results of operations for 2008 for our foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in our net income of approximately $9,000 and reduce the value of the net investment in the foreign subsidiaries by $276,000.

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as freestanding derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations.  As of December 31, 2007, we were holding Canadian forward exchange contracts totaling $588,000 with maturities through December 31, 2008, and a related mark-to-market loss of $14,000.  However, as the value of Canadian dollar versus the U.S. dollar declined during the 4th quarter of 2008, we did not enter into any additional contracts, and therefore, we hold no foreign exchange contracts for Canadian dollars or for any other foreign currencies for any of the other countries in which we do business as of December 31, 2008.

Interest Rate Risk

Our interest income is subject to interest rate risk.  At December 31, 2008, we hold worldwide balances of cash, cash equivalents, and short-term investments totaling approximately $4.5 million; a substantial portion of which is invested in U.S. based financial instruments.  A significant portion of our U.S. held cash and cash equivalents balances earn overnight interest income at either the daily prevailing market rate or other short-term (30 days) variable rates.  Our primary objective of our interest income strategy is to preserve principal while maximizing yields, without significantly increasing risk.  Utilizing an average fiscal year 2008 quarter-end balance comprised of U.S. held cash, cash equivalents, and short term investments, a hypothetical 1% change in interest rates could result in a change in our interest income of approximately $88,000.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Effectiveness of  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, is included herein.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 28, 2009, which is expected to be filed with the Commission within 120 days after December 31, 2008.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 28, 2009, which is expected to be filed with the Commission within 120 days after December 31, 2008.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 28, 2009, which is expected to be filed with the Commission within 120 days after December 31, 2008.

Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 28, 2009, which is expected to be filed with the Commission within 120 days after December 31, 2008.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 28, 2009, which is expected to be filed with the Commission within 120 days after December 31, 2008.

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4	Letter Agreement with Southwest Bank of St. Louis dated November 20, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed November 24, 2008).

10.5	Promissory Note with Southwest Bank of St. Louis dated November 20, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed November 24, 2008).

10.6*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.7*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.8	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

10.9*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

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

10.19
Rule 10b5-1 Stock Repurchase Plan dated June 12, 2008 between the Registrant and Canaccord Adams, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 13, 2008).

10.20
Stock Purchase Agreement dated July 24, 2008 by and between the Paul and Jane Meyer Family Foundation and Reliv International, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 30, 2008).

10.21
Stock Purchase Agreement dated July 24, 2008 by and between Centre Island Properties, Ltd. and Reliv International, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 30, 2008).

10.22	Standstill Letter from Paul J. Meyer to Robert L. Montgomery dated July 25, 2008. (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed July 30, 2008).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV' INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 13, 2009

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 13, 2009

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 13, 2009

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 13, 2009

By:	/s/ Donald L. McCain
Donald L. McCain, Director

Date: March 13, 2009

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 13, 2009

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 13, 2009

By:	/s/ Denis St. John
Denis St. John, Director

Date: March 13, 2009

By:	/s/ Michael D. Smith
Michael D. Smith, Director

Date: March 13, 2009

By:	/s/Patrick G. Doherty
Patrick G. Doherty, Director

Date: March 13, 2009

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4	Letter Agreement with Southwest Bank of St. Louis dated November 20, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed November 24, 2008).

10.5	Promissory Note with Southwest Bank of St. Louis dated November 20, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed November 24, 2008).

10.6*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.7*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.8	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

10.9*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

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

10.19
Rule 10b5-1 Stock Repurchase Plan dated June 12, 2008 between the Registrant and Canaccord Adams, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 13, 2008).

10.20
Stock Purchase Agreement dated July 24, 2008 by and between the Paul and Jane Meyer Family Foundation and Reliv International, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 30, 2008).

10.21
Stock Purchase Agreement dated July 24, 2008 by and between Centre Island Properties, Ltd. and Reliv International, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 30, 2008).

10.22	Standstill Letter from Paul J. Meyer to Robert L. Montgomery dated July 25, 2008. (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed July 30, 2008).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Reliv’ International, Inc.
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2008, 2007, and 2006

Contents

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliv’ International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited Reliv’ International Inc. and Subsidiaries (Reliv’ International, Inc.) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliv’ International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Reliv’ International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliv’ International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of Reliv’ International, Inc., and our report dated March 11, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 11, 2009

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,460,637	$11,694,699
Short-term investments	-	398,592
Accounts and notes receivable, less allowances of $10,200 in 2008 and $8,300 in 2007	494,689	811,634
Accounts due from employees and distributors	241,532	204,705
Inventories:
Finished goods	3,533,371	3,290,114
Raw materials	1,710,319	1,630,976
Sales aids and promotional materials	978,264	1,258,148
Total inventories	6,221,954	6,179,238

Refundable income taxes	129,137	362,330
Prepaid expenses and other current assets	1,525,665	862,172
Deferred income taxes	522,000	574,430
Total current assets	13,595,614	21,087,800

Other assets	1,220,546	2,999,903
Accounts due from employees and distributors	164,462	319,883

Property, plant, and equipment	18,288,571	18,511,944
Less accumulated depreciation	9,376,414	9,312,759
	8,912,157	9,199,185

Total assets	$23,892,779	$33,606,771

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2008	2007

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,780,824	$8,464,257
Notes payable	569,375	-
Income taxes payable	-	110,000
Total current liabilities	7,350,199	8,574,257

Noncurrent liabilities:
Noncurrent deferred income taxes	70,000	-
Other noncurrent liabilities	364,990	1,227,313
Total noncurrent liabilities	434,990	1,227,313

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2008 and 2007	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,425,185 shares issued and 14,302,160 shares outstanding in 2008; 15,877,179 shares issued and 15,873,754 shares outstanding in 2007	14,425	15,877
Additional paid-in capital	30,321,066	33,100,351
Accumulated deficit	(12,938,430)	(8,869,332)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(663,478)	(419,179)
Treasury stock	(625,993)	(22,516)
Total stockholders’ equity	16,107,590	23,805,201

Total liabilities and stockholders’ equity	$23,892,779	$33,606,771

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2008	2007	2006

Product sales	$87,348,915	$99,465,246	$105,497,420
Handling & freight income	10,845,903	11,592,258	11,969,737
Net sales	98,194,818	111,057,504	117,467,157

Costs and expenses:
Cost of products sold	17,437,133	19,100,527	19,519,904
Distributor royalties and commissions	38,207,889	44,298,744	47,127,026
Selling, general, and administrative	36,881,041	40,363,322	38,716,529
Income from operations	5,668,755	7,294,911	12,103,698

Other income (expense):
Interest income	328,057	634,446	692,595
Interest expense	(37,327)	(1,373)	(50,156)
Gain (loss) on limited partnership investment	(595,887)	52,162	32,320
Other income (expense)	30,353	261,969	224,646
Income before income taxes	5,393,951	8,242,115	13,003,103
Provision for income taxes	2,513,000	3,201,000	5,105,000

Net income available to common shareholders	$2,880,951	$5,041,115	$7,898,103

Earnings per common share - Basic	$0.19	$0.31	$0.48
Weighted average shares	15,213,000	16,094,000	16,465,000

Earnings per common share - Diluted	$0.19	$0.31	$0.47
Weighted average shares	15,223,000	16,303,000	16,727,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2005	15,613,644	$15,614	$22,972,463	$(9,252,413)	$(669,346)	50,082	$(501,490)	$12,564,828
Net income	-	-		7,898,103	-	-	-	7,898,103
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	128,693	-	-	128,693
Total comprehensive income								8,026,796
Common stock dividends paid, $0.10 per share	-	-	-	(1,675,582)	-	-	-	(1,675,582)
Warrants granted under DSPP	-	-	102,224	-	-	-	-	102,224
Employee stock-based compensation	-	-	62,991	-	-	-	-	62,991
Common stock purchased for treasury	-	-	-	-	-	416,487	(3,602,531)	(3,602,531)
Retirement of treasury stock	(341,627)	(342)	(707,608)	(2,258,289)	-	(341,627)	2,966,239	-
Proceeds from issuance of common stock, net	1,200,000	1,200	11,917,592	-	-	-	-	11,918,792
Options and warrants exercised	258,448	259	262,451	(48,685)	-	-	-	214,025
Tax benefit from exercise of options and warrants	-	-	122,308	-	-	-	-	122,308
Balance at December 31, 2006	16,730,465	16,731	34,732,421	(5,336,866)	(540,653)	124,942	(1,137,782)	27,733,851
Net income	-	-	-	5,041,115	-	-	-	5,041,115
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	121,474	-	-	121,474
Total comprehensive income								5,162,589
Common stock dividends paid, $0.10 per share	-	-	-	(1,600,621)	-	-	-	(1,600,621)
Warrants granted under DSPP	-	-	80,026	-	-	-	-	80,026
Employee stock-based compensation	-	-	75,151	-	-	-	-	75,151
Common stock purchased for treasury	-	-	-	-	-	752,491	(7,677,124)	(7,677,124)
Retirement of treasury stock	(874,008)	(874)	(1,818,556)	(6,972,960)	-	(874,008)	8,792,390	-
Options and warrants exercised	28,722	28	83,469	-	-	-	-	83,497
Other	(8,000)	(8)	(52,160)	-	-	-	-	(52,168)
Balance at December 31, 2007	15,877,179	15,877	33,100,351	(8,869,332)	(419,179)	3,425	(22,516)	23,805,201
Net income	-	-	-	2,880,951	-	-	-	2,880,951
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	(244,299)	-	-	(244,299)
Total comprehensive income								2,636,652
Common stock dividends paid, $0.10 per share	-	-	-	(1,514,016)	-	-	-	(1,514,016)
Warrants granted under DSPP	-	-	92,229	-	-	-	-	92,229
Employee stock-based compensation	-	-	185,635	-	-	-	-	185,635
Contribution of treasury shares to ESOP	-	-	(21,073)	-	-	(53,500)	271,453	250,380
Common stock purchased for treasury	-	-	-	-	-	1,626,609	(9,357,732)	(9,357,732)
Retirement of treasury stock	(1,453,509)	(1,454)	(3,045,315)	(5,436,033)	-	(1,453,509)	8,482,802	-
Options and warrants exercised	1,515	2	6,967	-	-	-	-	6,969
Other	-	-	2,272	-	-	-	-	2,272
Balance at December 31, 2008	14,425,185	$14,425	$30,321,066	$(12,938,430)	$(663,478)	123,025	$(625,993)	$16,107,590

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2008	2007	2006
Operating activities
Net income	$2,880,951	$5,041,115	$7,898,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,200,892	1,114,974	1,243,407
Stock-based compensation	277,864	155,177	165,215
Contribution of treasury shares to ESOP	250,380	-	-
(Gain) loss on limited partnership investment	595,887	(52,162)	(32,320)
Deferred income taxes	140,430	(40,000)	(189,000)
Foreign currency transaction (gain)/loss	72,434	(118,718)	(194,760)
(Increase) decrease in accounts and notes receivable	376,277	(50,098)	52,869
(Increase) decrease in inventories	(231,833)	(1,286,334)	896,792
(Increase) decrease in refundable income taxes	233,431	(90,923)	(260,035)
(Increase) decrease in prepaid expenses and other current assets	(210,161)	268,442	154,428
(Increase) decrease in other assets	640,411	(378,585)	(17,357)
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	(2,370,437)	90,397	63,346
Increase (decrease) in income taxes payable	(110,000)	110,000	(821,571)
Net cash provided by operating activities	3,746,526	4,763,285	8,959,117

Investing activities
Proceeds from sale of property, plant, and equipment	28,445	4,847	97,117
Purchase of property, plant, and equipment	(929,874)	(841,193)	(572,748)
Purchase of investments	(1,521,111)	(1,398,592)	(8,974,000)
Proceeds from sales or maturities of investments, at cost	1,919,703	8,864,000	110,000
Net cash provided by (used in) investing activities	(502,837)	6,629,062	(9,339,631)

Financing activities
Proceeds from line of credit borrowings	4,000,000	-	-
Principal payments on long-term borrowings and line of credit	(4,000,000)	-	(3,127,344)
Net proceeds from issuance of common stock	-	-	11,918,792
Common stock dividends paid	(1,514,016)	(1,600,621)	(1,675,582)
Proceeds from options and warrants exercised	6,969	83,497	214,025
Excess tax benefits from stock-based compensation	-	-	103,182
Purchase of stock for treasury	(8,788,357)	(7,677,124)	(3,602,531)
Other	2,272	-	-
Net cash provided by (used in) financing activities	(10,293,132)	(9,194,248)	3,830,542
Effect of exchange rate changes on cash and cash equivalents	(184,619)	163,790	229,188
Increase (decrease) in cash and cash equivalents	(7,234,062)	2,361,889	3,679,216
Cash and cash equivalents at beginning of year	11,694,699	9,332,810	5,653,594
Cash and cash equivalents at end of year	$4,460,637	$11,694,699	$9,332,810

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2008	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$33,171	$1,373	$81,156

Income taxes	$2,143,000	$3,036,000	$6,262,000

Noncash investing and financing transactions:
Issuance of promissory notes for purchase of stock for treasury	$569,375	$-	$-

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Statements of income amounts have been translated using the average exchange rate for the year.  The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).  The foreign currency translation adjustment is the only component of accumulated other comprehensive loss.   Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The transaction (gains) losses were $72,434, ($118,718), and ($194,760) for 2008, 2007, and 2006, respectively.

Revenue Recognition

The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. Generally, net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped, as this is the point title and risk of loss pass.  In accordance with EITF 01-09, the Company presents distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has a stock option plan for employees and eligible directors allowing for incentive and non-qualified stock options, which are described more fully in Note 7.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective transition method.  Under this method, the Company’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123(R).  Accordingly, no compensation expense related to stock option awards was recognized in years prior to 2006 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on de-recognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.  Effective January 1, 2007, the Company adopted FIN No. 48.  See Note 11 for further discussion.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred.  The Company recorded $68,000, $226,000, and $296,000 of advertising expense in 2008, 2007, and 2006, respectively.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $397,000, $453,000, and $437,000 in 2008, 2007, and 2006, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Fair Value

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available.  Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Under SFAS No. 159, subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in its results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to measure any additional assets or liabilities at fair value.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Cash Equivalents

The Company's policy is to consider the following as cash and cash equivalents:  demand deposits, short-term investments with a maturity of three months or less when purchased, and highly liquid debt securities with both insignificant interest rate risk and with original maturities from the date of purchase of generally three months or less.

Short-Term Investments

In 2007 and 2006, certain short-term investments, categorized as available-for-sale, were comprised of investment grade variable rate debt obligations issued by various state and municipal governments.  Accordingly, investments in these securities were recorded at cost, which approximated fair value due to their variable interest rates, which typically reset every 35 days or less.  Despite the long-term nature of their stated contractual maturities, the Company had the ability to quickly liquidate these securities and therefore classifies them as current assets.  As a result of the resetting variable rates, no cumulative gross unrealized or realized holding gains or losses were recognized from these investments.  In accordance with management’s objective for their available-for-sale investments, each reset of the variable interest rate was not considered a sale and subsequent repurchase.  Accordingly, this activity was presented net in the consolidated statements of cash flows.

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

Reclassifications

To conform to the 2008 presentation, certain previously reported 2007 and 2006 amounts within other income (expense) have been reclassified to gain (loss) on limited partnership investment within the consolidated statements of income.  To conform to the 2008 presentation, certain previously reported 2007 and 2006 amounts within increase (decrease) in other assets have been reclassified to (gain) loss on limited partnership investment within the consolidated statements of cash flows.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements Pending Adoption

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 and has not determined the impact on its financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.   Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2008 and 2007, consist of the following:

	2008	2007

Land and land improvements	$852,147	$829,222
Building	9,786,037	9,817,692
Machinery and equipment	3,293,526	3,673,515
Office equipment	1,452,015	1,525,905
Computer equipment and software	2,904,846	2,665,610
	18,288,571	18,511,944
Less accumulated depreciation	9,376,414	9,312,759
	$8,912,157	$9,199,185

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2008 and 2007, consist of the following:

	2008	2007

Trade payables	$2,948,467	$4,288,481
Distributors' commissions	2,809,164	3,285,270
Sales taxes	374,643	390,585
Payroll and payroll taxes	648,550	499,921
	$6,780,824	$8,464,257

4.  Fair Value of Financial Instruments

At December 31, 2008, the carrying values and fair values of the Company’s financial instruments are approximately as follows:

Using Quoted
	Total	Prices in
	Carrying	Active Markets
Description	Value	(Level 1)

Marketable securities (1)	$155,000	$155,000

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Short-Term Borrowings and Notes Payable

On June 28, 2006, the Company entered into a revolving loan agreement with its primary lender.  The agreement had an effective date of April 30, 2006 and replaced the prior revolving loan agreement with the same lender.  Under this 2006 agreement, the lender agreed to provide a line of credit for the Company in the amount of $5 million.  This 2006 revolving line of credit facility, as amended, expired on September 30, 2008.

Effective October 1, 2008, the Company entered into a new revolving loan agreement for a one year term with its primary lender.  Similar to the prior agreement, the lender agreed to provide a line of credit for the Company in the amount of $5 million.  Any advances under the revolver accrue interest at a variable interest rate based on LIBOR + 2.5%.  Similar to the previous facility, the new facility includes covenants to maintain total stockholders' equity of not less than $10.5 million, and that borrowings under the facility shall not exceed EBITDA by a ratio of 3.5:1.  At December 31, 2008, the Company had no borrowings under the revolving loan agreement and was in compliance with the minimum stockholders' equity covenant.

2008 Purchases of Stock for Treasury and related Borrowings

On July 24, 2008, the Company entered into similar, but separate Stock Purchase Agreements with two significant shareholders to purchase, as amended, 999,000 shares of the Company’s common stock for $5.994 million ($6 per share).  To finance the purchase, the Company utilized cash on hand and borrowed $4 million under its 2006 line of credit agreement.  In September 2008, the aforementioned $4 million borrowing and related interest was repaid.

Included within the Stock Purchase Agreement, each of the selling shareholders also granted the Company a right of first refusal regarding each subsequent proposed sale of shares of the Company’s common stock.  Under this provision, as defined within the Agreement, the Company will have two days to exercise its purchase right as to all or any of the shares to be sold on the negotiated terms.

Under the aforementioned first refusal provision, from October 2008 through December 2008, the Company purchased 187,500 shares of the Company’s common stock for $928,875 in a series of transactions.  A portion of the total purchase was paid utilizing available cash on hand and the Company issued a series of five notes payable aggregating to $569,375 for the remaining amount due.  The five notes range in amounts from $73,375 to $132,250 with the following key terms:  interest payable quarterly at 6%; all outstanding principal and unpaid interest due two years from each note’s issuance date; and no prepayment penalty.  At December 31, 2008, the Company has classified the outstanding notes payable balance of $569,375 as a current liability in the accompanying consolidated balance sheets as the Company has the intent and financial ability to repay all of the notes in 2009.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Investments

Available-for-Sale Investments

Available-for-sale investments at December 31, 2007 are as follows:

		Unrealized	Recorded	Cash and	Short-term
	Cost	gains / (losses)	basis	cash equivalents	investments

Cash	$7,670,244	$-	$7,670,244	$7,670,244	$-
Certificates of deposit	4,423,047	-	4,423,047	4,024,455	398,592
	$12,093,291	$-	$12,093,291	$11,694,699	$398,592

At December 31, 2008, the Company’s only available-for-sale investments were cash.

Other Investment

In June 2006, the Company contributed $1,000,000 as a limited partner in a private equity fund.  In accordance with EITF Topic D-46, “Accounting for Limited Partnership Investments,” the Company accounts for its investment under the equity method.  Under this method, the Company’s proportionate share of partnership income (loss) is recorded to gain (loss) on limited partnership investment with a corresponding increase (decrease) in the carrying value of its investment.  For the years ended December 31, 2008, 2007, and 2006, the Company’s partnership income (loss) was ($596,000), $52,000, and $32,000, respectively.

The carrying value of this investment was $1,084,000 at December 31, 2007 and was included in “Other Assets” in the accompanying consolidated balance sheets.  In 2008, the Company delivered notice to the partnership’s general partner of its notice to fully withdraw from the partnership.  Therefore, the carrying value of the investment at December 31, 2008 of $489,000 is included in “Prepaid Expenses and Other Current Assets” in the accompanying consolidated balances sheets.  In January 2009, the Company received cash from the partnership of $469,000 and expects to receive the remaining balance due in 2009 upon final cessation of the partnership.

Other-Than-Temporary Impairment

All of the Company’s available-for-sale and other investments are subject to a periodic impairment review.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in other income (expense), and a new cost basis in the investment is established.  For the years ended December 31, 2008 and 2007, a review of the Company’s investments has not resulted in any impairment.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity

Stock Options

On January 1, 2006, the Company adopted SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized.  The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method.  Under this method, the Company's consolidated financial statements as of and for the years ended December 31, 2008, 2007, and 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  SFAS 123(R) amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

During the third quarter of 2008, the Company granted options to purchase 16,500 and 25,000 shares of common stock with exercise prices of $5.28 per share and $5.50 per share, respectively, and a grant-date fair value of $1.84 per share and $1.91 per share, respectively.  The options’ exercise prices were equal to the fair value of the shares at the time of the grant.

The fair value of the options granted in 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of approximately 3.0%; dividend yield of 1.9%; volatility factor of the expected price of the Company’s stock  of 0.447; and an expected life of 4.5 years.  The options have a term of five years and vest in various increments ranging from one year to 4.67 years.

As of December 31, 2008, as adjusted for forfeitures, 232,000 shares remain available for grant under the 2003 Plan.

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

Compensation cost for the stock option plans was approximately $186,000 ($123,000 net of tax), $75,000 ($51,000 net of tax), and $63,000 ($63,000 net of tax) for the years ended December 31, 2008, 2007, and 2006, respectively, and has been recorded in selling, general, and administrative expense.  As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options totaled $658,000 ($435,000 net of tax), which will be amortized over the weighted remaining requisite service period of 3.3 years.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2008		2007		2006
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	725,500	$8.48	542,321	$7.70	835,395	$5.46
Granted	41,500	5.41	216,000	9.74	-
Exercised	-		(27,321)	2.60	(247,457)	0.74
Forfeited	(4,000)	9.74	(5,500)	9.74	(45,617)	4.39
Outstanding at end of year	763,000	$8.31	725,500	$8.48	542,321	$7.70

Exercisable at end of year	515,000	$7.96	515,000	$7.96	542,321	$7.70

	As of December 31, 2008
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

$5.28 - $5.50	41,500	4.67	$5.41	-	-	$-
$7.92	485,000	6.00	7.92	485,000	6.00	7.92
$8.68	30,000	6.79	8.68	30,000	6.79	8.68
$9.74	206,500	3.58	9.74	-	-	-
$5.28 - $9.74	763,000	5.30	$8.01	515,000	6.05	$7.96

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2008 was $-0-.  Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock options exercised for the years ended December 31 follows:

	Year ended December 31
	2008	2007	2006

Stock Options Exercised:
Intrinsic value	$-	$223,000	$2,262,000
Actual tax benefit realized	-	-	108,000
Cash received	-	71,000	121,000

Of the options exercised in 2006, 81,789 shares were paid with 6,537 mature shares of Company stock, owned six months or greater.  These shares tendered as payment were valued at the fair market price on the date of exercise.

Distributor Stock Purchase Plan

 In November 1998, the Company established a Distributor Stock Purchase Plan.  The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company’s common stock at the current market value.  The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company’s common stock based on the number of shares purchased by the distributors under the plan during the year.  The warrant exercise price will equal the market price for the Company’s common stock at the date of issuance.  The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year.  This plan commenced in January 1999, and a total of 26,134, 25,891, and 28,995 warrants were issued during the years ended December 31, 2008, 2007, and 2006, respectively.  The warrants are fully vested upon grant.  The weighted average fair values of warrants granted during 2008, 2007, and 2006 were $1.30, $2.25, and $2.76 per share, respectively.

The Company records expense under the fair value method of SFAS No. 123(R) for warrants granted to distributors.  Total expense recorded for these warrants was $92,229, $80,026, and $102,224 in 2008, 2007, and 2006, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2008	2007	2006

Expected warrant life (years)	2.5	2.5	2.5
Risk-free weighted average interest rate	1.20%	3.07%	4.74%
Stock price volatility	0.502	0.431	0.476
Dividend yield	2.2%	1.2%	1.0%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2008		2007		2006
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding beginning of the year	79,724	$9.95	76,142	$10.25	66,719	$9.47
Granted	26,134	4.60	25,891	8.19	28,995	8.68
Exercised	(1,515)	4.60	(1,401)	8.85	(17,528)	5.28
Expired and forfeited	(25,303)	13.18	(20,908)	8.94	(2,044)	5.12
Outstanding at end of year	79,040	$7.25	79,724	$9.95	76,142	$10.25

Exercisable at end of year	79,040		79,724		76,142

	As of December 31, 2008
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 4.60	24,619	2.88	$4.60	24,619	$4.60
$ 8.19	25,891	2.00	8.19	25,891	8.19
$ 8.68	28,530	1.00	8.68	28,530	8.68
$4.60 - $8.68	79,040	1.91	$7.25	79,040	$7.25

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock warrants exercised for the years ended December 31 follows:

	Year ended December 31
	2008	2007	2006

Stock Warrants Exercised:
Intrinsic value	$1,000	$2,000	$78,000
Actual tax benefit realized	-	1,000	14,000
Cash received	7,000	12,000	93,000

The intrinsic value for stock warrants outstanding at December 31, 2008 was $-0- with a weighted average remaining life of 1.91 years.

The November 1998 Distributor Stock Purchase Plan was established with a ten-year life.  As a result, there will be no further grants from this Plan.  Upon exercise, forfeiture or expiration of all outstanding warrants, the Plan will terminate.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2008	2007	2006
Numerator:
Net income	$2,880,951	$5,041,115	$7,898,103
Denominator:
Denominator for basic earnings per share – weighted average shares	15,213,000	16,094,000	16,465,000

Dilutive effect of employee stock options and other warrants	10,000	209,000	262,000

Denominator for diluted earnings per share – adjusted weighted average shares	15,223,000	16,303,000	16,727,000

Basic earnings per share	$0.19	$0.31	$0.48
Diluted earnings per share	$0.19	$0.31	$0.47

For the year ended December 31, 2008, options and warrants totaling 775,921 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.  For the years ended, December 31, 2007 and 2006, respectively, warrants to purchase 25,303 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.

9. Leases

The Company leases certain office facilities, storage, equipment, and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2008:

2009	$413,148
2010	344,612
2011	254,991
2012	160,381
2013	75,170
Thereafter	112,485
$1,360,787

Rent expense for all operating leases was $689,535, $619,066, and $577,823 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

At December 31, 2005, the Company held forward exchange contracts totaling $978,000 with maturities through December 2006.  All such contracts were denominated in Canadian Dollars.  At December 31, 2006, the Company no longer held any forward exchange contracts.  At December 31, 2007, the Company held forward exchange contracts totaling $588,000 with maturities through December 2008.  At December 31, 2008, the Company no longer held any forward exchange contracts.

The aggregate accrued loss on these contracts was $-0- and $14,000 as of December 31, 2008 and 2007, respectively.  The increase (decrease) in the aggregate accrued loss on these contracts was ($14,000), $14,000, and ($59,000) for the years ended December 31, 2008, 2007, and 2006, respectively.

11. Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31
	2008	2007	2006

United States	$7,946,609	$11,448,135	$15,803,248
Foreign	(2,552,658)	(3,206,020)	(2,800,145)
	$5,393,951	$8,242,115	$13,003,103

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the provision for income taxes are as follows:

	Year ended December 31
	2008	2007	2006
Current:
Federal	$2,010,000	$2,598,000	$4,340,000
State	313,000	569,000	924,000
Foreign	11,000	74,000	30,000
Total current	2,334,000	3,241,000	5,294,000

Deferred:
Federal	112,000	(34,000)	(168,000)
State	18,000	(6,000)	(21,000)
Foreign	49,000	-	-
Total deferred	179,000	(40,000)	(189,000)
	$2,513,000	$3,201,000	$5,105,000

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%, 34%, and 35% for 2008, 2007, and 2006, respectively.  The reasons for these differences are as follows:

	Year ended December 31
	2008	2007	2006

Income taxes at U.S. statutory rate	$1,834,000	$2,802,000	$4,524,000
Impact of graduated federal taxes	-	-	(103,000)
State income taxes, net of federal benefit	348,000	434,000	727,000
Lower effective taxes on earnings in
other countries	(20,000)	(23,000)	-
Foreign corporate income taxes	60,000	74,000	30,000
Executive life insurance expense	9,000	(3,000)	16,000
Meals and entertainment	46,000	58,000	68,000
Extraterritorial income exclusion	-	-	(27,000)
Qualified production activities
income - American Jobs Creation Act	(73,000)	(117,000)	(99,000)
Deferred tax asset valuation
allowance - investment losses	343,000	-	-
Other	(34,000)	(24,000)	(31,000)
	$2,513,000	$3,201,000	$5,105,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets:
Product refund reserve	$143,000	$243,000
Inventory obsolescence reserve	18,000	13,000
Vacation accrual	28,000	27,000
Stock-based compensation	154,000	94,000
Organization costs	146,000	134,000
Deferred compensation	50,000	361,000
Capital losses on investments	446,000	-
Valuation allowance - investment losses	(396,000)	-
Miscellaneous accrued expenses	71,000	27,430
Foreign net operating loss carryforwards	4,066,000	3,328,000
Valuation allowance - NOL carryforwards	(4,066,000)	(3,279,000)
	660,000	948,430
Deferred tax liabilities:
Depreciation	208,000	356,000
Net deferred tax assets (liabilities)	$452,000	$592,430

Reported as:
Current deferred tax assets	$522,000	$574,430
Non-current deferred tax assets 1	-	18,000
Non-current deferred tax liabilities	70,000	-
Net deferred tax assets (liabilities)	$452,000	$592,430

1	Included within other non-current assets on the consolidated balance sheets.

The Company has a deferred tax asset of $4,066,000 as of December 31, 2008, and $3,328,000 as of December 31, 2007, relating to foreign net operating loss carryforwards.  The Company has recorded a valuation allowance to the extent that it is more likely than not that this asset will not be realized before it expires beginning in 2009.

The Company has a deferred tax asset as of December 31, 2008 related to 2008 capital losses on investments with a tax value of $446,000. The Company has established a corresponding valuation allowance of $396,000 as it does not anticipate having sufficient future capital gains to offset these current year capital losses.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

Through December 31, 2008, the Company has not recorded a provision for income taxes on the earnings of several of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside the U.S.  The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $76,000 at December 31, 2008.  Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for foreign income taxes paid would be available to significantly reduce any U.S tax liability if foreign earnings are remitted.

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

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48.  As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in its estimated liability for unrecognized tax benefits.  The Company has historically classified unrecognized tax benefits in current income taxes payable.  As a result of the adoption of FIN No. 48, the Company reclassified its unrecognized tax benefits to other non-current liabilities.  With adoption of FIN No. 48, the Company is continuing its practice to recognize interest and / or penalties related to income tax matters in income tax expense.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2007 (date of adoption)	$87,700

Settlements and effective settlements with tax authorities	(1,900)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	112,700
Decreases in balances related to tax positions taken during prior periods	(22,300)
Increases in balances related to tax positions taken during current period	44,300

Balance as of December 31, 2007	$220,500

Settlements and effective settlements with tax authorities	(90,100)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	43,800
Decreases in balances related to tax positions taken during prior periods	(36,500)
Increases in balances related to tax positions taken during current period	22,500

Balance as of December 31, 2008	$160,200

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within income taxes payable and the amount expected to be settled after one year is recorded in other non-current liabilities.

During 2008, the U.S. Internal Revenue Service (IRS) closed its examination of the Company’s 2005 U.S. federal income tax return, resolving issues related to the tax benefits on various matters including the disallowance of a non-recurring matter involving certain professional fees.  The final settlement paid by the Company, including $10,000 of interest, was $87,000.

At December 31, 2008 and 2007, the Company had balances of $160,200 and $220,500, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2005 and concluded years through 2005 with its primary state jurisdiction.

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches a percentage of the employee’s contribution at a rate of 50% in 2008, 2007, and 2006.  Company contributions under the 401(k) plan totaled $297,000, $297,000, and $283,000 in 2008, 2007, and 2006, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees.  Contributions to the ESOP are funded by the Company on a discretionary basis. In 2008, the Company’s contribution consisted of shares of common stock from treasury measured by the fair value of the stock on date of contribution. In 2007 and 2006, the Company’s contribution was made in cash. Company contributions under the ESOP plan totaled approximately $250,000 in each of the years ended December 31, 2008, 2007 and 2006, respectively.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans (continued)

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan.  This new plan was effective for fiscal year 2007 and replaces the previous plan.  Under the new plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000.  For fiscal years 2008 and 2007, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 16% of the Company’s Income from Operations.  Similar to the previous plan, the bonus pool is allocated to executives according to a specified formula, with a portion also allocated to a middle management group.

The Company expensed a total of $1,016,000, $1,242,400, and $2,113,400 to the participants of the bonus pool for 2008, 2007, and 2006, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust.  A grantor trust was established to hold the assets of the SERP.  The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral.  Investment earnings and losses accrue to the benefit or detriment of the participants.  The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution.  In 2008, 2007, and 2006, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant.  At December 31, 2008 and 2007, SERP assets were $155,000 and $1,009,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2008 and 2007, SERP liabilities were $170,000 and $1,037,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets.  The decreases in the balances of SERP assets and SERP liabilities from December 31, 2007 to December 31, 2008 were due to net realized and unrealized investment losses incurred by the plan and a $420,000 participant withdrawal.

14. Related Party Transactions

In March 2005, the Company entered into a stock redemption agreement (“SRA”) with an officer/director and his spouse (collectively “Seller”).  The price per share under the SRA was based on a discount from the market price per share at the time of purchase in order to approximate the dilutive impact of their shares on the open market. Under the SRA, the Company issued promissory notes (“Notes”) totaling $4,050,000 to the Seller in exchange for 450,000 shares of the Company’s common stock ($9.00 per share) owned by the Seller.  Interest, at 4% per annum, accrued on the outstanding balance of the Notes and was payable quarterly.  In 2006, the Company made principal prepayments (without penalty) on the Notes totaling $3,100,000 resulting in a December 31, 2006 outstanding balance due on the Notes of $-0-.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Related Party Transactions (continued)

An officer/director of the Company is of counsel in a law firm which provides legal services to the Company.  During the years ended December 31, 2008, 2007, and 2006, the Company incurred legal fees to this firm of approximately $28,000, $29,000 and $114,000, respectively.

Prior to November 2008, an officer/director of the Company had a minority ownership position in a vendor that supplies finished goods to the Company.  Under this relationship, the Company provides the vendor a significant portion of the raw materials for the vendor’s conversion to finished goods.  The vendor reimburses the Company for Company-supplied raw materials and charges the Company a fee for the conversion.  During the years ended December 31, 2008 and 2007, the Company’s net purchases from this vendor were $79,000 and $459,000, respectively.

15. Restructuring of European Operations

In June 2008, the Company began closing the operations of its Reliv Germany subsidiary.  Under this restructuring plan, the Company now manages its sales, marketing, and overall general management for its entire European operations from its existing Reliv United Kingdom office.  While this plan resulted in the closing of the Reliv Germany office, the Company’s Germany distribution center remains open to support that region’s customers.  In the second quarter of 2008, the Company incurred a charge of $215,000 ($110,000 net of tax) for employee severance and lease exit costs.  The Company expects that the December 31, 2008 reserve balance will be substantially settled over the next twelve months.

The following is a summary of the costs incurred and payments made by category.  (These costs have been recorded in Selling, General and Administrative within the Consolidated Statements of Income).

	Employee	Lease
	Severance	Exit	Total

Original charges and reserve balance	$107,000	$108,000	$215,000

Amounts settled in 2nd quarter 2008	(22,000)	-	(22,000)
Reserve balance at June 30, 2008	85,000	108,000	193,000

Amounts settled in 3rd quarter 2008	(85,000)	(30,000)	(115,000)
Reserve balance at September 30, 2008	-	78,000	78,000

Additional charges in 4th quarter 2008	17,500	-	17,500
Amounts settled in 4th quarter 2008	(17,500)	(12,000)	(29,500)

Reserve balance at December 31, 2008	$-	$66,000	$66,000

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

Geographic area data for the years ended December 31, 2008, 2007, and 2006, follows:

	2008	2007	2006

Net sales to external customers
United States	$85,382,045	$98,347,762	$105,783,642
Australia/New Zealand	2,680,540	2,943,848	2,550,086
Canada	1,660,207	1,633,928	1,637,999
Mexico	1,542,567	1,526,146	1,433,462
United Kingdom	1,023,378	1,062,088	1,234,976
Malaysia/Singapore	2,691,611	1,765,124	1,804,704
Philippines	2,709,463	2,942,156	2,197,813
Germany	505,007	836,452	824,475
Total net sales	$98,194,818	$111,057,504	$117,467,157

Assets by area
United States	$20,136,254	$29,388,767	$32,438,453
Australia/New Zealand	485,377	604,852	500,916
Canada	238,379	232,631	134,859
Mexico	648,009	953,937	1,250,811
United Kingdom	182,179	320,767	283,884
Malaysia/Singapore	1,392,268	1,006,780	1,209,616
Philippines	519,252	599,733	977,034
Germany	291,061	499,304	486,647
Total consolidated assets	$23,892,779	$33,606,771	$37,282,220

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Segment Information (continued)

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2008, 2007, and 2006, follow:

	2008	2007	2006

Net sales by product category
Nutritional and dietary supplements	$84,156,989	$96,935,192	$102,295,598
Skin care products	995,636	1,091,896	1,119,836
Sales aids and other	2,196,290	1,438,158	2,081,986
Handling & freight income	10,845,903	11,592,258	11,969,737
Total net sales	$98,194,818	$111,057,504	$117,467,157

17. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)

2008
Net sales	$28,271	$23,960	$23,861	$22,103
Gross profit	$23,437	$19,849	$19,396	$18,076
Net income	$1,526	$569	$536	$250
Net income available to common shareholders	$1,526	$569	$536	$250
Earnings per share:
Basic	$0.10	$0.04	$0.04	$0.02
Diluted	$0.10	$0.04	$0.04	$0.02

2007
Net sales	$34,964	$26,325	$25,121	$24,648
Gross profit	$28,902	$21,926	$20,800	$20,329
Net income	$2,620	$823	$901	$697
Net income available to common shareholders	$2,620	$823	$901	$697
Earnings per share:
Basic	$0.16	$0.05	$0.06	$0.04
Diluted	$0.16	$0.05	$0.06	$0.04

Reliv’ International, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the years ended December 31, 2008,  2007, and 2006

Column A	Column B	Column C		Column E		Column F
Classification	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions Describe		Balance at End of Year
Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$8,300	$17,400		$15,500	(1)	$10,200
Reserve for obsolete inventory	33,300	84,700		72,500	(2)	45,500
Liability accounts:
Reserve for refunds	630,000	840,500	(3)	1,106,500	(3)	364,000

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$6,200	$19,200		$17,100	(1)	$8,300
Reserve for obsolete inventory	32,800	46,300		45,800	(2)	33,300
Liability accounts:
Reserve for refunds	421,000	1,905,900	(3)	1,696,900	(3)	630,000

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$39,700	$19,700		$53,200	(1)	$6,200
Reserve for obsolete inventory	158,000	81,800		207,000	(2)	32,800
Liability accounts:
Reserve for refunds	382,000	1,368,700	(3)	1,329,700	(3)	421,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Disposal of obsolete inventory.
(3)	Amounts refunded, net of salable amounts returned are shown as a reduction of net sales.