Form 10-Q
period 2009-03-31
RELIV INTERNATIONAL INC
filed 2009-05-11
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of April 30, 2009 was 12,233,612 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	12
Item No. 4	Controls and Procedures	12

PART II – OTHER INFORMATION

Item No. 1A	Risk Factors	12
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item No. 6	Exhibits	13

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,983,335	$4,460,637
Accounts and notes receivable, less allowances of $15,400 in 2009 and $10,200 in 2008	273,144	494,689
Accounts due from employees and distributors	207,948	241,532
Inventories
Finished goods	3,551,391	3,533,371
Raw materials	2,226,945	1,710,319
Sales aids and promotional materials	870,721	978,264
Total inventories	6,649,057	6,221,954

Refundable income taxes	-	129,137
Prepaid expenses and other current assets	1,295,312	1,525,665
Deferred income taxes	511,000	522,000
Total current assets	15,919,796	13,595,614

Other assets	1,463,749	1,220,546
Accounts due from employees and distributors	148,729	164,462

Property, plant and equipment:
Land and land improvements	852,147	852,147
Building	9,778,692	9,786,037
Machinery & equipment	3,368,345	3,293,526
Office equipment	1,464,030	1,452,015
Computer equipment & software	2,910,571	2,904,846
	18,373,785	18,288,571
Less: Accumulated depreciation	9,589,612	9,376,414
Net property, plant and equipment	8,784,173	8,912,157

Total assets	$26,316,447	$23,892,779

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2009	2008
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,453,850	$2,948,467
Distributors commissions payable	2,878,268	2,809,164
Sales taxes payable	289,860	374,643
Payroll and payroll taxes payable	728,187	648,550
Total accounts payable and accrued expenses	8,350,165	6,780,824

Notes payable	-	569,375
Income taxes payable	523,255	-
Total current liabilities	8,873,420	7,350,199

Noncurrent liabilities:
Deferred income taxes	30,000	70,000
Other noncurrent liabilities	363,912	364,990
Total noncurrent liabilities	393,912	434,990

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2009 and 2008	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,425,185 shares issued and 14,299,160 shares outstanding as of 3/31/2009; 14,425,185 shares issued and 14,302,160 shares outstanding as of 12/31/2008	14,425	14,425
Additional paid-in capital	30,372,895	30,321,066
Accumulated deficit	(11,926,512)	(12,938,430)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(771,585)	(663,478)
Treasury stock	(640,108)	(625,993)

Total stockholders' equity	17,049,115	16,107,590

Total liabilities and stockholders' equity	$26,316,447	$23,892,779

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended March 31
	2009	2008

Product sales	$21,166,181	$25,197,178
Handling & freight income	2,624,809	3,074,208

Net sales	23,790,990	28,271,386

Costs and expenses:
Cost of products sold	4,575,751	4,834,526
Distributor royalties and commissions	8,937,667	11,122,372
Selling, general and administrative	8,617,873	9,931,799

Total costs and expenses	22,131,291	25,888,697

Income from operations	1,659,699	2,382,689

Other income (expense):
Interest income	20,715	134,873
Interest expense	(9,550)	(413)
Other income (expense)	12,055	(35,112)

Income before income taxes	1,682,919	2,482,037
Provision for income taxes	671,000	956,000

Net income	$1,011,919	$1,526,037

Earnings per common share - Basic	$0.07	$0.10
Weighted average shares	14,299,000	15,874,000

Earnings per common share - Diluted	$0.07	$0.10
Weighted average shares	14,299,000	15,874,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2009	2008

Operating activities:
Net income	$1,011,919	$1,526,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,010	264,052
Stock-based compensation	51,829	59,655
Deferred income taxes	(29,000)	(20,000)
Foreign currency transaction (gain)/loss	12,819	(17,928)
(Increase) decrease in accounts and notes receivable	251,858	272,560
(Increase) decrease in inventories	(485,459)	(232,909)
(Increase) decrease in refundable income taxes	128,319	362,330
(Increase) decrease in prepaid expenses and other current assets	(316,049)	46,308
(Increase) decrease in other assets	(252,355)	(4,793)
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	1,598,651	390,387
Increase (decrease) in income taxes payable	523,255	566,196

Net cash provided by operating activities	2,772,797	3,211,895

Investing activities:
Proceeds from the sale of property, plant and equipment	-	6,510
Purchase of property, plant and equipment	(146,131)	(135,186)
Purchase of investments	-	(1,521,111)
Proceeds from final withdrawal in limited partnership investment	488,633	-
Proceeds from sales or maturities of investments, at cost	-	398,592

Net cash provided by (used in) investing activities	342,502	(1,251,195)

Financing activities:
Principal payments on notes payable	(569,375)	-
Purchase of stock for treasury	(14,115)	-

Net cash used in financing activities	(583,490)	-

Effect of exchange rate changes on cash and cash equivalents	(9,111)	11,530

Increase (decrease) in cash and cash equivalents	2,522,698	1,972,230

Cash and cash equivalents at beginning of period	4,460,637	11,694,699

Cash and cash equivalents at end of period	$6,983,335	$13,666,929

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2009

Note 1—	Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which primarily include normal recurring accruals) to present fairly the financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2008, filed March 13, 2009 with the Securities and Exchange Commission.

Note 2—	Comprehensive Income

Total comprehensive income was $903,812 and $1,560,037 for the three months ended March 31, 2009 and March 31, 2008, respectively.  The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31
	2009	2008
Numerator:
Net income	$1,011,919	$1,526,037

Denominator:
Denominator for basic earnings per share—weighted average shares	14,299,000	15,874,000
Dilutive effect of employee stock options and other warrants	-	-

Denominator for diluted earnings per share—adjusted weighted average shares	14,299,000	15,874,000

Basic earnings per share	$0.07	$0.10
Diluted earnings per share	$0.07	$0.10

Options and warrants to purchase 842,040 and 805,224 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2009

Note 4—	Restructuring of European Operations

In June 2008, the Company began closing the operations of its Reliv Germany subsidiary.  Under this restructuring plan, the Company will now manage its sales, marketing, and overall general management for its entire European operations from its existing Reliv United Kingdom office.  While this plan resulted in the closing of the Reliv Germany office, the Company's Germany distribution center remains open to support that region's customers.  In the second quarter of 2008, the Company incurred a charge of $215,000 ($110,000 net of tax) for employee severance and lease exit costs.  The Company expects that the March 31, 2009 reserve balance will be substantially settled over the remainder of 2009.

The following is a summary of the costs incurred and payments made by category.  (These costs have been recorded in Selling, General and Administrative within the Consolidated Statements of Income).

	Employee	Lease
	Severance	Exit	Total

Original charges and reserve balance	$107,000	$108,000	$215,000

Additional charges in 2008	17,500	-	17,500
Amounts settled in 2008	(124,500)	(42,000)	(166,500)

Reserve balance at December 31, 2008	-	66,000	66,000

Amounts settled in first quarter 2009	-	(13,000)	(13,000)

Reserve balance at March 31, 2009	-	$53,000	$53,000

Note 5—	Subsequent Event

On April 23, 2009, the Company entered into a Stock Purchase Agreement with a large shareholder (Seller) to purchase 2,068,973 shares of the Company's common stock for $6,106,919 (an average price of $2.95 per share).  To finance the purchase, on April 27, 2009, the Company borrowed $5 million under its existing line of credit and issued a promissory note to the Seller for $1,106,919.  The promissory note bears interest at 6% per annum with all principal and unpaid interest due no later than ninety days from closing.  This transaction closed on April 27, 2009.

FORWARD-LOOKING STATEMENTS

            This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future results.  Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q.  We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations.  These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009, as the same may be updated or amended in our quarterly reports on Form 10-Q.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 89.9% of worldwide net sales for the three months ended March 31, 2009 and 87.3% of worldwide net sales for the three months ended March 31, 2008. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.  We also operate on a limited basis in Austria and the Netherlands from our German distribution center and in Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2009, consisted of approximately 68,680 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to Master Affiliates and above, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Also, we include other sales leadership bonuses, such as Ambassador bonuses, in this line item. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods. However, in 2008, we adjusted the commission structure on our newest product, GlucAffect, and other higher priced products in our line.  We reduced the value of the product used to determine distributor allowances and commission payouts on these products.  This, in turn, allows us to sell these products at a lower suggested retail price.  This adjustment appears as a slight reduction in the percentage of distributor royalties and commissions as a percentage of net sales.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month period ended March 31, 2009 and 2008. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended March 31,
	2009	2008

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	19.2	17.1
Distributor royalties and commissions	37.6	39.4
Selling, general and administrative	36.2	35.1

Income from operations	7.0	8.4
Interest expense	(0.0)	(0.0)
Interest and other income	0.1	0.4

Income before income taxes	7.1	8.8
Provision for income taxes	2.8	3.4

Net income	4.3%	5.4%

Net Sales.  Overall net sales decreased by 15.8% in the three months ended March 31, 2009 compared to the same period in 2008.  During the first quarter of 2009, sales in the United States decreased by 13.4%, and our international sales decreased by 32.8% over the prior-year period.

               The following table summarizes net sales by geographic market ranked by the date we began operations in each market for the three months ended March 31, 2009 and 2008. Beginning with this quarterly report, we have condensed the sales and distributor count data for the various countries where we operate within Europe and Asia into single line items for each region.

	Three months ended March 31,
	2009		2008		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$21,381	89.9%	$24,685	87.3%	$(3,304)	(13.4)%
Australia/New Zealand	516	2.1	747	2.6	(231)	(30.9)
Canada	336	1.4	461	1.6	(125)	(27.1)
Mexico	281	1.2	398	1.4	(117)	(29.4)
Europe	308	1.3	524	1.9	(216)	(41.2)
Asia	969	4.1	1,456	5.2	(487)	(33.4)
Consolidated total	$23,791	100.0%	$28,271	100.0%	$(4,480)	(15.8)%

The following table sets forth, as of March 31, 2009 and 2008, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	March 31, 2009		March 31, 2008		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	54,440	7,490	55,970	9,400	(2.7)%	(20.3)%
Australia/New Zealand	2,440	180	2,520	210	(3.2)	(14.3)
Canada	1,250	110	1,180	130	5.9	(15.4)
Mexico	1,700	200	1,490	190	14.1	5.3
Europe	1,080	140	1,280	170	(15.6)	(17.6)
Asia	7,770	880	7,270	720	6.9	22.2
Consolidated total	68,680	9,000	69,710	10,820	(1.5)%	(16.8)%

In the United States, net sales were down 13.4% in the first quarter of 2009 compared to the same period in 2008.   Sales in the United States are being adversely impacted by a few factors.  First, we believe the credit problems in the U.S. financial markets continue to play a role in our sales decline.  In addition to the direct impact on sales, we believe the issues in credit availability are directly related to the lower number of distributors qualifying for the level of Master Affiliate.  In the first quarter of 2009, approximately 753 distributors qualified as new Master Affiliates, compared to approximately 1,215 in the prior-year quarter, a decline of 38%.  In addition, the net number of Master Affiliates and above as of March 31, 2009 decreased by 20.3%, as compared to the net number of Master Affiliates and above as of March 31, 2008.  This is consistent with reduced number of distributors qualifying for the level of Master Affiliate discussed above.   The net number of active Distributors in the United States as of March 31, 2009 decreased by 2.7% to 54,440, compared to the number of active Distributors as of March 31, 2008.  To help offset this, we launched an initiative in January 2009 to increase new distributor enrollments by offering an enrollment fee of $20, half of the normal $39.95 fee.  As a result, new distributor enrollments increased in the first quarter of 2009 to 6,127 compared to 4,910 in the prior year quarter, an increase of 24.8%.  Distributor retention was 61.9% for the first three months of 2009 compared to a rate of 64.7% for all of 2008.   We continue to structure our distributor training to help distributors reach the Master Affiliate level as quickly as possible, as we believe that is a key in their potential for long-term success.

In the first quarter of 2009, we processed approximately 69,770 orders in the U.S. for products at an average order of $396 at suggested retail.  In the same period of 2008, we processed approximately 75,680 product orders at an average order of $427 at suggested retail.  The average order size for all of 2008 was $388 at suggested retail.   This decline in the average order size is another indicator of the reduced credit availability and the lower numbers of distributors reaching the Master Affiliate level.

During the three months ended March 31, 2009, net sales in our international operations decreased in aggregate by 32.8% to $2.41 million compared to $3.59 million for the three months ended March 31, 2008.  Sales results were down in our foreign markets during the first quarter of 2009.   Nearly half of the decline was the result of foreign currency fluctuation in the form of a stronger U.S. dollar.  When net sales are converted using the 2008 exchange rate for both 2008 and 2009, international net sales decreased by 16.2% for the first quarter of 2009 compared to the first quarter of the prior year.  Sales in all of our foreign markets are being similarly impacted for many of the same reasons as in the United States.  Our half-price distributor enrollment initiative has been implemented in nearly all of our foreign markets.  Sales in the Australia/New Zealand market were less impacted by these issues as sales on a constant currency basis were down only 5.6%.  We rolled out our current meal replacement/appetite suppressant product line in this market in February 2009, marketed under the name, Slimsimply, in this region.  Other regional sales results on a constant currency basis for the first quarter of 2009 compared to the first quarter of 2008 were as follows:  Canada net sales down 9.6%, Mexico net sales down 5.9%, European sales down 22.9%, and Asian sales down 24.1%.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 19.2% for the three-month period ended March 31, 2009, compared to 17.1% for the same period in 2008.  Gross margins were impacted in the first quarter of 2009 compared to the same period of 2008 by raw material price increases and higher freight costs.  Lower plant utilization also continues to have a negative impact on cost of products sold.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 37.6% for the three-month period ended March 31, 2009, compared to 39.4% for the same period in 2008.  The decrease as a percentage of net sales is the result of changes made to our commission payout structure on our newest product, GlucAffect, and certain other higher priced products in our line.

Selling, General and Administrative Expenses. For the three months ended March 31, 2009, selling, general and administrative, or SGA, expenses decreased by $1.3 million, compared to the same period in 2008. SGA expenses as a percentage of net sales were 36.2% for the three-month period ended March 31, 2009, compared to 35.1% for the same period of 2008.

Sales and marketing expenses decreased by approximately $705,000 in the first quarter of 2009, compared to the prior year quarter.  The decrease is comprised of lower bonuses and expenses directly related to the level of sales and a reduction in the amount spent on company-sponsored business opportunity meetings and other special events, as we restructured our schedule of major distributor events to include a nationwide distributor conference held in the United States in February 2009 in Ft. Worth, Texas.  We anticipate a higher level of company-sponsored meetings in the second quarter of 2009.

Distribution and warehouse expenses decreased by $51,000 and general and administrative expenses decreased by approximately $559,000 in the first quarter of 2009, compared to the prior year quarter.  The decrease in general and administrative expenses consists primarily of reductions in professional fees, corporate travel expenses, salaries, and incentive compensation.

Interest Income/Expense. Interest income decreased to $21,000 for the three months ended March 31, 2009, compared to $135,000 for the same period in 2008.  The decrease is the result of a lower level of invested funds.  We incurred $10,000 in interest expense during the first quarter of 2009, on promissory notes related to the purchase of our common stock from a significant shareholder during the fourth quarter of 2008.

Income Taxes. We recorded income tax expense of $671,000 for the first three months of 2009, an effective rate of 39.9%. In the same period in 2008, we recorded income tax expense of $956,000, which represented an effective rate of 38.5%.  Our effective rate is higher in 2009 due to higher effective state income taxes.

Net Income. Our net income for the three months ended March 31, 2009 was $1.0 million ($0.07 per share basic and diluted), compared to $1.5 million ($0.10 per share basic and diluted) for the same period in 2008. Profitability decreased in the first quarter of 2009 as net sales decreased in the United States and across our international markets as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2009, we generated $2.8 million of net cash from operating activities, $343,000 was provided by investing activities, and we used $583,000 in financing activities. This compares to $3.2 million of net cash provided by operating activities and $1.3 million used in investing activities in the same period of 2008. Cash and cash equivalents increased by $2.5 million to $7.0 million as of March 31, 2009 compared to December 31, 2008.

Significant changes in working capital items consisted of a decrease in accounts and notes receivable of $252,000, an increase in inventories of $485,000, an increase in prepaid expenses/other current assets of $316,000, an increase in accounts payable and accrued expenses of $1.6 million, an increase in other assets of $252,000, and a net increase in income taxes payable of $652,000 in the first three months of 2009.  Accounts and notes receivable decreased due to collections on VAT refunds in Mexico and credits applied to distributor accounts on sales taxes.  The increase in inventory is a result of lower than expected sales levels, compared to scheduled production, coupled with the timing of receipts of raw materials for April’s production.  The increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies.  The increase in accounts payable and accrued expenses is partially related to the increase in inventory, a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals.  The change in other assets is due to payments made on various officer life insurance policies.  The net increase in income taxes payable is the result of our increase in net income compared to the fourth quarter of 2008, coupled with the timing of estimated tax payments

Investing activities during the first three months of 2009 consisted of $146,000 for capital expenditures, along with proceeds of $489,000 from the final withdrawal in a limited partnership investment.

Stockholders’ equity increased to $17.0 million at March 31, 2009 compared with $16.1 million at December 31, 2008. The increase is due to our net income during the first three months of 2009 of $1.0 million, offset by a decrease in the cumulative foreign currency translation adjustment.  Our working capital balance was $7.0 million at March 31, 2009 compared to $6.2 million at December 31, 2008. The current ratio at March 31, 2009 was 1.79 compared to 1.85 at December 31, 2008.

We also have a $5 million secured revolving credit facility with our primary lender that we renewed in September 2008. This facility expires in September 2009, and any advances accrue interest at a variable interest rate based on LIBOR. The credit facility is secured by all of our assets. The facility includes covenants to maintain total stockholders’ equity of not less than $10.5 million, and that the ratio of borrowings under the facility to EBITDA shall not exceed 3.5 to 1.0. At March 31, 2009, we had no outstanding borrowings on the revolving line of credit facility and were in compliance with the minimum stockholders’ equity covenant.  In late April 2009, we drew $5 million on this facility as part of a stock purchase described in Note 5 to the unaudited Consolidated Financial Statements.

           We intend to restructure this debt in the form of a long-term bank loan within the next 30 days, coupled with a revised revolving line of credit facility, and therefore, we believe that our internally generated funds coupled with the expected restructured bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2009.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 39-42 of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

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

From time to time, we enter into foreign exchange forward contracts with a financial institution to sell Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. We have accounted for these contracts as freestanding derivatives, such that gains or losses on the fair market value of these forward exchange contracts are recorded as other income and expense in the consolidated statements of operations.   However, as the value of Canadian dollar versus the U.S. dollar declined during the 4th quarter of 2008 and into 2009, we did not enter into any contracts, and therefore, we hold no foreign exchange contracts for Canadian dollars or for any other foreign currencies for any of the other countries in which we do business as of March 31, 2009.

There have been no other material changes in market risk exposures during the first three months of 2009 that affect the disclosures presented in Item 7A – “Quantitative and Qualitative Disclosures Regarding Market Risk” on pages 42 and 43 of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 1A – Risk Factors

Risk factors associated with our business activities have not changed materially from the disclosure in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1-31, 2009	3,000	$4.71	3,000	$11,991,000

February 1-28, 2009	—	—	—	$11,991,000

March 1-31, 2009	—	—	—	$11,991,000

Total	3,000		3,000

(1)	In May 2007, the Company’s Board of Directors approved a share repurchase plan of up to $15 million through April 2010.

Item No. 6 – Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 11, 2009

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 11, 2009

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