Form 10-Q
period 2009-06-30
RELIV INTERNATIONAL INC
filed 2009-08-10
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number
000-19932
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

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐  Smaller reporting company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of July 31, 2009 was 12,233,612 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	2
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10
Item No. 4	Controls and Procedures	15

PART II – OTHER INFORMATION

Item No. 1A	Risk Factors	16
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item No. 4	Submission of Matters to a Vote of Security Holders	16
Item No. 6	Exhibits	18

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,120,380	$4,460,637
Accounts and notes receivable, less allowances of
$15,900 in 2009 and $10,200 in 2008	318,463	494,689
Accounts due from employees and distributors	205,056	241,532
Inventories
Finished goods	3,860,524	3,533,371
Raw materials	1,628,510	1,710,319
Sales aids and promotional materials	810,001	978,264
Total inventories	6,299,035	6,221,954

Refundable income taxes	80,516	129,137
Prepaid expenses and other current assets	1,115,634	1,525,665
Deferred income taxes	446,000	522,000
Total current assets	14,585,084	13,595,614

Other assets	1,488,681	1,220,546
Accounts due from employees and distributors	119,920	164,462

Property, plant and equipment:
Land and land improvements	852,147	852,147
Building	9,834,020	9,786,037
Machinery & equipment	3,393,118	3,293,526
Office equipment	1,498,849	1,452,015
Computer equipment & software	2,864,874	2,904,846
	18,443,008	18,288,571
Less: Accumulated depreciation	9,782,651	9,376,414
Net property, plant and equipment	8,660,357	8,912,157

Total assets	$24,854,042	$23,892,779

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2009	2008
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,839,734	$2,948,467
Distributors commissions payable	2,728,198	2,809,164
Sales taxes payable	297,033	374,643
Interest payable	11,827	-
Payroll and payroll taxes payable	583,431	648,550
Total accounts payable and accrued expenses	7,460,223	6,780,824

Notes payable	1,106,919	-
Revolving line of credit	880,000	-
Current maturities of long-term debt	412,000	569,375
Total current liabilities	9,859,142	7,350,199

Noncurrent liabilities:
Long-term debt, less current maturities	3,708,000	-
Deferred income taxes	-	70,000
Other noncurrent liabilities	390,865	364,990
Total noncurrent liabilities	4,098,865	434,990

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2009 and 2008	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,425,185 shares issued and 12,230,187
shares outstanding as of 6/30/2009; 14,425,185 shares
issued and 14,302,160 shares outstanding as of 12/31/2008	14,425	14,425
Additional paid-in capital	30,413,228	30,321,066
Accumulated deficit	(12,128,360)	(12,938,430)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(656,231)	(663,478)
Treasury stock	(6,747,027)	(625,993)

Total stockholders' equity	10,896,035	16,107,590

Total liabilities and stockholders' equity	$24,854,042	$23,892,779

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

Product sales	$17,772,137	$21,295,574	$38,938,318	$46,492,752
Handling & freight income	2,280,992	2,664,136	4,905,801	5,738,344

Net sales	20,053,129	23,959,710	43,844,119	52,231,096

Costs and expenses:
Cost of products sold	3,773,902	4,110,910	8,349,653	8,945,436
Distributor royalties and commissions	7,634,899	9,422,481	16,572,566	20,544,853
Selling, general and administrative	8,050,852	9,589,478	16,668,725	19,521,277

Total costs and expenses	19,459,653	23,122,869	41,590,944	49,011,566

Income from operations	593,476	836,841	2,253,175	3,219,530

Other income (expense):
Interest income	14,704	100,691	35,419	235,564
Interest expense	(41,384)	(9,981)	(50,934)	(10,394)
Other income (expense)	114,035	17,523	126,090	(17,589)

Income before income taxes	680,831	945,074	2,363,750	3,427,111
Provision for income taxes	271,000	376,000	942,000	1,332,000

Net income	$409,831	$569,074	$1,421,750	$2,095,111

Earnings per common share - Basic	$0.03	$0.04	$0.10	$0.13
Weighted average shares	12,821,000	15,821,000	13,556,000	15,847,000

Earnings per common share - Diluted	$0.03	$0.04	$0.10	$0.13
Weighted average shares	12,821,000	15,821,000	13,556,000	15,847,000

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2009	2008

Operating activities:
Net income	$1,421,750	$2,095,111
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	560,867	543,958
Stock-based compensation	92,162	119,309
Deferred income taxes	(4,000)	(29,000)
Foreign currency transaction (gain)/loss	(62,622)	(24,200)
(Increase) decrease in accounts and notes receivable	256,542	433,486
(Increase) decrease in inventories	(17,532)	(665,730)
(Increase) decrease in refundable income taxes	50,313	106,931
(Increase) decrease in prepaid expenses
and other current assets	(118,455)	(512,058)
(Increase) decrease in other assets	(276,401)	20,830
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	652,816	249,481
Increase (decrease) in income taxes payable	-	(100,000)

Net cash provided by operating activities	2,555,440	2,238,118

Investing activities:
Proceeds from the sale of property, plant and equipment	-	8,716
Purchase of property, plant and equipment	(288,304)	(457,074)
Purchase of investments	-	(1,521,111)
Proceeds from final withdrawal from limited partnership investment	488,633	-
Proceeds from sales or maturities of investments, at cost	-	398,592

Net cash provided by (used in) investing activities	200,329	(1,570,877)

Financing activities:
Proceeds from line of credit borrowings	5,000,000	-
Repayment of line of credit borrowings	(4,120,000)	-
Proceeds from term loan borrowings	4,120,000	-
Principal payments on notes payable	(569,375)	-
Common stock dividends paid	(611,681)	(793,313)
Purchase of stock for treasury	(5,014,115)	(1,226,044)
Other	-	2,272

Net cash used in financing activities	(1,195,171)	(2,017,085)

Effect of exchange rate changes on cash and cash equivalents	99,145	7,464

Increase (decrease) in cash and cash equivalents	1,659,743	(1,342,380)

Cash and cash equivalents at beginning of period	4,460,637	11,694,699

Cash and cash equivalents at end of period	$6,120,380	$10,352,319

Supplementary disclosure of cash flow information:
Noncash investing and financing transactions:
Issuance of promissory note for purchase of stock for treasury	$1,106,919	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2009

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

Adoption of New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FSP SFAS 107-1 and Accounting Principles Board Opinion (APB) APB 28-1, "Interim Disclosure about Fair Value of Financial Instruments" (FSP 107-1/APB 28-1).  FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FASB No. 107, "Disclosures about the Fair Value of Financial Instruments."  Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim periods ending after June 15, 2009.  The Company's adoption of FSP 107-1/APB 28-1 in the second quarter of 2009 did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS No. 165 during its second quarter of 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company's financial statements.  The Company has evaluated  subsequent events through August 10, 2009, the date the financial statements were issued.

Note 2—    Comprehensive Income

Comprehensive income was $525,185 and $1,428,997 for the three and six months ended June 30, 2009, respectively.  For the three and six months ended June 30, 2008, comprehensive income was $546,263 and $2,106,300, respectively.  The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2009

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Numerator:
Net income	$409,831	$569,074	$1,421,750	$2,095,111

Denominator:
Denominator for basic earnings per
share—weighted average shares	12,821,000	15,821,000	13,556,000	15,847,000
Dilutive effect of employee stock options
and other warrants	-	-	-	-

Denominator for diluted earnings per
share—adjusted weighted average shares	12,821,000	15,821,000	13,556,000	15,847,000

Basic earnings per share	$0.03	$0.04	$0.10	$0.13
Diluted earnings per share	$0.03	$0.04	$0.10	$0.13

Options and warrants to purchase 835,040 shares of common stock for the three months and six months ended June 30, 2009, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.  Options and warrants to purchase 805,224 shares of common stock for the three months and six months ended June 30, 2008, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

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

In the second quarter of 2009, the Company entered into a sublease rental agreement for a significant portion of the Reliv Germany office.  The term of this sublease agreement is from May 2009 through June 2010 and encompasses the remaining term of the facility's master lease.  Under this sublease agreement, the Company will receive sublease rental income of approximately $3,700 per month.  In May 2009, the Company reduced its estimated lease exit reserve by a minor amount to reflect the new sublease agreement.  The Company expects that the June 30, 2009 reserve balance will be substantially settled over the remainder of 2009.

The following is a summary of the costs incurred and payments made by category.  (These costs have been recorded in Selling, General and Administrative within the Consolidated Statements of Income).

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2009

Note 4—   Restructuring of European Operations (continued)

	Employee	Lease
	Severance	Exit	Total

Original charges and reserve balance	$107,000	$108,000	$215,000

Additional charges in 2008	17,500	-	17,500
Amounts settled in 2008	(124,500)	(42,000)	(166,500)

Reserve balance at December 31, 2008	-	66,000	66,000

Amounts settled in first quarter 2009	-	(13,000)	(13,000)

Reserve balance at March 31, 2009	-	53,000	53,000

Amounts settled and sublease income
adjustment in second quarter 2009	-	(20,000)	(20,000)

Reserve balance at June 30, 2009	-	$33,000	$33,000

Note 5—   Debt

Short-term and long-term debt at June 30, 2009 and December 31, 2008 consists of the following:

	June 30	December 31
	2009	2008

Notes payable (1)	$-	$569,375

Note payable (2)	1,106,919	-

Revolving line of credit (2) (3) (4)	880,000	-

Term loan (3) (4)	4,120,000	-
	6,106,919	569,375
Less: current portion	2,398,919	569,375

Long-term debt, less current maturities	$3,708,000	$-

(1) Series of five notes issued from October 2008 through December 2008.  The notes range in amounts from $73,375 to $132,250 with the following key provisions:  interest payable at 6%; all outstanding principal and unpaid interest due two years from each note's issuance date; and no prepayment penalty.  At December 31, 2008, the Company classified these notes as a current liability as the Company repaid these notes in March 2009.

(2) In April 2009, the Company entered into a Stock Purchase Agreement with a large shareholder (Seller) to purchase 2,068,973 shares of the Company's common stock for $6,106,919 (an average price of $2.95 per share).  To finance the purchase, the Company borrowed $5 million under its existing line of credit and issued a promissory note to the Seller for $1,106,919.  The promissory note bore interest at 6% per annum with all principal and unpaid interest due no later than ninety days from closing.   The Company repaid this note in July 2009 with an additional borrowing of $1 million from its revolving line of credit.

(3) In June 2009, the Company entered into a term loan agreement with its primary lender for $4.12 million and used the proceeds to reduce its revolving line of credit balance from $5 million to $880,000.  The term of the loan is for a period of two years with interest accruing at a floating interest rate based on the 30-day LIBOR plus 3%, subject to a 3.75% floor.  Monthly principal and interest are based on a ten-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on June 29, 2011.

(4)  Under the terms of the revolving line of credit and term loan, the Company is required to maintain the following financial covenants: (a) maintain at all times a tangible net worth of not less than $10 million and (b) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1.  The revolving line of credit and term loan are secured by all tangible and intangible assets of the Company and also by a mortgage on the Company headquarters building and real estate. At June 30, 2009, the Company was in compliance with its debt covenants.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2009

Note 6—    Fair Value Measurements

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

As of June 30, 2009, the Company held assets that are required to be measured at fair value on a recurring basis:

Using Quoted
	Total	Prices in
	Carrying	Active Markets
Description	Value	(Level 1)

Marketable securities (1)	$185,035	$185,035

(1) Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities).  Presented within Other Assets in the consolidated balance sheets.

The carrying value of the Company's short-term and long-term debt approximates fair value due to the short-term duration of the debt and / or  the frequent resetting of its variable interest rate(s).

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 89.0% of worldwide net sales for the six months ended June 30, 2009 and 86.4% of worldwide net sales for the six months ended June 30, 2008. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.  We also operate on a limited basis in Austria and the Netherlands from our German distribution center and in Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2009, consisted of approximately 68,040 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to Master Affiliates and above, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Also, we include other sales leadership bonuses, such as Ambassador bonuses, in this line item. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods. However, in 2008, we adjusted the commission structure on our newest product, GlucAffect, and other higher priced products in our line.  We reduced the value of the product used to determine distributor allowances and commission payouts on these products.  This, in turn, allows us to sell these products at a lower suggested retail price with no net impact to our earnings.  This adjustment appears as a slight reduction in the percentage of distributor royalties and commissions as a percentage of net sales.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2009 and 2008. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	18.8	17.2	19.1	17.1
Distributor royalties and commissions	38.1	39.3	37.8	39.3
Selling, general and administrative	40.1	40.0	38.0	37.4

Income from operations	3.0	3.5	5.1	6.2
Interest expense	(0.2)	(0.0)	(0.1)	(0.0)
Interest and other income	0.6	0.5	0.4	0.4

Income before income taxes	3.4	4.0	5.4	6.6
Provision for income taxes	1.4	1.6	2.2	2.6

Net income	2.0%	2.4%	3.2%	4.0%

Net Sales.  Overall net sales decreased by 16.3% in the three months ended June 30, 2009 compared to the same period in 2008.  During the second quarter of 2009, sales in the United States decreased by 13.7%, and our international sales decreased by 31.5% over the prior-year period.

               The following table summarizes net sales by geographic market for the three months ended June 30, 2009 and 2008. Beginning in 2009, we have condensed the sales and distributor count data for the various countries where we operate within Europe and Asia into single line items for each region.

	Three months ended June 30,
	2009		2008		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$17,638	87.9%	$20,435	85.3%	$(2,797)	(13.7)%
Australia/New Zealand	535	2.7	682	2.8	(147)	(21.6)
Canada	313	1.6	436	1.8	(123)	(28.2)
Mexico	345	1.7	481	2.0	(136)	(28.3)
Europe	305	1.5	381	1.6	(76)	(19.9)
Asia	917	4.6	1,545	6.5	(628)	(40.6)
Consolidated total	$20,053	100.0%	$23,960	100.0%	$(3,907)	(16.3)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
	2009		2008		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$39,019	89.0%	$45,120	86.4%	$(6,101)	(13.5)%
Australia/New Zealand	1,051	2.4	1,428	2.7	(377)	(26.4)
Canada	648	1.5	897	1.7	(249)	(27.8)
Mexico	627	1.4	880	1.7	(253)	(28.8)
Europe	613	1.4	905	1.8	(292)	(32.3)
Asia	1,886	4.3	3,001	5.7	(1,115)	(37.2)
Consolidated total	$43,844	100.0%	$52,231	100.0%	$(8,387)	(16.1)%

The following table sets forth, as of June 30, 2009 and 2008, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	June 30, 2009		June 30, 2008		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	54,160	7,880	55,070	10,080	(1.7)%	(21.8)%
Australia/New Zealand	2,440	180	2,420	220	0.8	(18.2)
Canada	1,230	120	1,230	150	0.0	(20.0)
Mexico	1,820	210	1,540	220	18.2	(4.5)
Europe	1,090	160	1,250	170	(12.8)	(5.9)
Asia	7,300	840	7,940	920	(8.1)	(8.7)
Consolidated total	68,040	9,390	69,450	11,760	(2.0)%	(20.2)%

In the United States, net sales were down 13.7% in the second quarter of 2009 compared to the same period in 2008.   For the six-month period ended June 30, 2009, net sales in the United States were down 13.5% versus the prior-year period.  Sales in the United States continue to be adversely impacted by the downturn in the economy.  First, the broad reduction in consumer spending in the United States has negatively impacted our sales.  Second, we believe the credit problems in the U.S. financial markets, and the reduced availability of consumer credit, continue to play a role in our sales decline, resulting in the lower number of distributors qualifying for the level of Master Affiliate.  In the second quarter of 2009, approximately 617 distributors qualified as new Master Affiliates, compared to approximately 1,090 in the prior-year quarter, a decline of 43.4%.  For the first six months of 2009, the number of distributors qualifying for the level of Master Affiliate is down 40.6%, compared to the prior-year period.  In addition, the net number of Master Affiliates and above as of June 30, 2009 decreased by 21.8%, as compared to the net number of Master Affiliates and above as of June 30, 2008.  This is consistent with a reduced number of distributors qualifying for the level of Master Affiliate discussed above.   The net number of active Distributors in the United States as of June 30, 2009 decreased by 1.7% to 54,160, compared to the number of active Distributors as of June 30, 2008.  To help offset this decline, we launched an initiative in January 2009 to increase new distributor enrollments by offering an enrollment fee of $20, half of the normal $39.95 fee.  As a result, new distributor enrollments increased in the second quarter of 2009 to 4,970 compared to 4,680 in the prior year quarter, an increase of 6.2%.  For the first six months of 2009, new distributor enrollments are up 15.7%, compared to the prior-year period.  Distributor retention was 59.3% for the first six months of 2009 compared to a rate of 64.7% for all of 2008.   We continue to structure our distributor training to help distributors reach the Master Affiliate level as quickly as possible, as we believe that is a key in their potential for long-term success.

Another impact of the downturn in the economy to our business is the number of orders placed and the average order size.  In the second quarter of 2009, we processed approximately 67,880 orders in the U.S. for products at an average order of $333 at suggested retail, a decline of 3.4% in the number of orders placed compared to the prior-year quarter.  In the same period of 2008, we processed approximately 70,280 product orders at an average order of $372 at suggested retail.  The average order size for all of 2008 was $388 at suggested retail.   This decline in the average order size is another indicator of the impact of the current economic conditions and a contributing factor in the lower numbers of distributors reaching the Master Affiliate level.

During the three months ended June 30, 2009, net sales in our international operations decreased in aggregate by 31.5% to $2.41 million compared to $3.52 million for the three months ended June 30, 2008.  For the six-month period ended June 30, 2009, international net sales decreased by 32.1% to $4.82 million compared to $7.11 million in the same period in 2008.   For the first six months of 2009, approximately 45% of the decline was the result of foreign currency fluctuation in the form of a stronger U.S. dollar.  Excluding currency impact, international net sales decreased by 18.9% and 17.5% for the second quarter and first six months of 2009, respectively, compared to the same periods of the prior year.  Sales in all of our foreign markets are being impacted by the global recession as in the United States.  Our half-price distributor enrollment initiative has been implemented in nearly all of our foreign markets.  Sales in the Australia/New Zealand market were impacted less by the global recession, as net sales on a constant currency basis were down only 3.8%.  We rolled out our current meal replacement/appetite suppressant product line in February 2009, marketed under the name, Slimsimply, in this region.  Other regional sales results on a constant currency basis for the first half of 2009 compared to the same period of 2008 were as follows:  Canada’s net sales are down 13.4%, Mexico’s net sales are down 7.3%, European net sales are down 12.6%, and Asian net sales are down 29.8%.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 18.8% and 19.1% for the three- and six-month periods ended June 30, 2009, respectively, compared to 17.2% and 17.1% for the same periods in 2008.  Gross margins were impacted in the second quarter and first half of 2009 compared to the same periods of 2008 by raw material price increases and higher freight costs.  Lower plant utilization also continues to have a negative impact on cost of products sold.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 38.1% and 37.8% for the three- and six-month periods ended June 30, 2009, respectively, compared to 39.3% and 39.3% for the same periods in 2008.  The decrease as a percentage of net sales is the result of changes made to our commission payout structure on our newest product, GlucAffect, and certain other higher priced products in our line.

Selling, General and Administrative Expenses. For the three and six months ended June 30, 2009, selling, general and administrative, or SGA, expenses decreased by $1.54 million and $2.85 million, respectively, compared to the same periods in 2008.  SGA expenses as a percentage of net sales were 40.1% and 38.0% for the three- and six-month periods ended June 30, 2009, respectively, compared to 40.0% and 37.4% for the same periods of 2008.

Sales and marketing expenses decreased by approximately $1.75 million in the first six months of 2009, compared to the prior-year period.  The decrease is comprised of lower distributor bonuses and expenses directly related to the level of sales and a reduction in the amount spent on company-sponsored business opportunity meetings and other special events, as we restructured our schedule of major distributor events to include a nationwide distributor conference held in the United States in February 2009 in Ft. Worth, Texas.  During the second quarter of 2009, we held a series of distributor events referred to as the “Financial Freedom Tour”.  However, these events are of a smaller scale and replaced the distributor conferences historically held on a regional basis; and therefore, we consider them to be more cost effective.

Distribution and warehouse expenses decreased by $168,000 and general and administrative expenses decreased by approximately $937,000 in the first six months of 2009, compared to the prior-year period.  The decrease in general and administrative expenses consists primarily of reductions in professional fees, corporate travel expenses, salaries, and incentive compensation.  The general and administrative expenses in 2008 included a pre-tax charge of $215,000 for the restructuring of the German office, which included costs for severance payments and accrued lease termination costs.

Interest Income/Expense. Interest income decreased to $35,000 for the six months ended June 30, 2009, compared to $236,000 for the same period in 2008.  The decrease is the result of a lower level of invested funds.  We incurred $51,000 in interest expense during the first half of 2009, on promissory notes and bank debt related to the purchases of our common stock from a significant shareholder during the fourth quarter of 2008 and second quarter of 2009.

Income Taxes. We recorded income tax expense of $942,000 for the first six months of 2009, an effective rate of 39.8%. In the same period in 2008, we recorded income tax expense of $1.33 million, which represented an effective rate of 38.9%.  Our effective rate is higher in 2009 due to non-deductible losses for U.S. income tax purposes in some of our foreign markets, compared to the prior-year period.

Net Income. Our net income for the three and six months ended June 30, 2009 was $410,000 ($0.03 per share basic and diluted) and $1.42 million ($0.10 per share basic and diluted), respectively, compared to $569,000 ($0.04 per share basic and diluted) and $2.10 million ($0.13 per share basic and diluted) for the same periods in 2008. Profitability decreased in the second quarter and first half of 2009 as net sales decreased in the United States and across our international markets as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2009, we generated $2.56 million of net cash from operating activities, $200,000 was provided by investing activities, and we used $1.20 million in financing activities. This compares to $2.24 million of net cash provided by operating activities, $1.57 million used in investing activities, and $2.02 million used in financing activities in the same period of 2008. Cash and cash equivalents increased by $1.66 million to $6.12 million as of June 30, 2009 compared to December 31, 2008.

Significant changes in working capital items consisted of a decrease in accounts and notes receivable of $257,000, an increase in prepaid expenses/other current assets of $118,000, an increase in accounts payable and accrued expenses of $653,000, and an increase in other assets of $276,000 in the first six months of 2009.  Accounts and notes receivable decreased due to collections on VAT refunds due to us in Mexico and credits applied to distributor accounts on sales taxes.   The increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies.  The increase in accounts payable and accrued expenses is related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals.  The change in other assets is due to payments made on various officer life insurance policies.

Investing activities during the first six months of 2009 consisted of $288,000 for capital expenditures, along with proceeds of $489,000 from the final withdrawal in a limited partnership investment.

Stockholders’ equity decreased to $10.90 million at June 30, 2009 compared with $16.11 million at December 31, 2008. The decrease is due to the purchase of treasury stock from a significant shareholder for $6.12 million and our cash dividend of $612,000 in the second quarter, offset by our net income of $1.42 million during the first six months of 2009.  Our working capital balance was $4.73 million at June 30, 2009 compared to $6.25 million at December 31, 2008. The current ratio at June 30, 2009 was 1.48 compared to 1.85 at December 31, 2008.

In late June 2009, we entered into a term loan with our primary lender in the principal amount of $4.12 million.  The term of the loan is for a period of two years with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 3.0%, subject to a 3.75% floor.  As of June 30, 2009, we are subject to the 3.75% floor.  Monthly principal and interest payments are based on a ten-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on June 29, 2011.  The loan includes revised financial covenants under which we are required to (1) maintain at all times a tangible net worth of not less than $10 million and (2) maintain at all times a ratio of total funded debt to EBITDA of not greater than 2.5 to 1.  The proceeds of the term loan were used to reduce the outstanding balance on the revolving credit facility we have with the lender.

We also have a $5 million secured revolving credit facility with the same lender with whom we renewed in September 2008. This facility expires in September 2009, and any advances accrue interest at a variable interest rate based on LIBOR. The term loan and revolving credit facility are secured by all our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. This facility bears the same financial covenants as listed with the term loan. At June 30, 2009, we had outstanding borrowings of $880,000 on the revolving line of credit facility and were in compliance with all financial covenants.  In July 2009, we drew an additional $1 million on this facility to settle the promissory note that was a part of the stock purchase described in Note 5 to the unaudited Consolidated Financial Statements.

           We believe that our internally generated funds coupled with the restructured bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2009.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 39-42 of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 1A – Risk Factors

Risk factors associated with our business activities have not changed materially from the disclosure in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2009	2,068,973	$2.95	—	$11,991,000

May 1-31, 2009	—	—	—	$11,991,000

June 1-30, 2009	—	—	—	$11,991,000

Total	2,068,973		—

(1)	In May 2007, the Company’s Board of Directors approved a share repurchase plan of up to $15 million through April 2010.

Item No. 4 – Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 28, 2009, the following actions were submitted and approved by a vote of the shareholders:

1.	Election of eight directors; and

2.	Approve adoption of 2009 Incentive Stock Plan.

3.	Ratification of the Board’s selection of Ernst & Young LLP as our independent certified public accountants.

A total of 12,142,717 shares (approximately 85% of our issued and outstanding shares) were represented by proxy or in person at the meeting.  These shares were voted on the matters presented at the meeting as follows:

1.           For the election of directors:

		Total Votes
Name	Total Votes For	Against or Withheld

Robert L. Montgomery	11,785,931	356,787

Carl W. Hastings	11,792,963	349,755

Donald L. McCain	11,773,175	369,543

Stephen M. Merrick	11,773,946	368,772

John B. Akin	11,515,509	627,209

Denis St. John	11,575,660	567,058

Robert M. Henry	11,698,996	443,722

Michael D. Smith	11,492,409	650,309

2.  Approve adoption of 2009 Incentive Stock Plan.

		Total Broker Non-Votes
Total Votes For	Total Votes Against	and Total Votes Abstain

7,840,803	1,206,521	3,095,393

3.  Ratification of the Board of Directors selection of Ernst & Young LLP as our certified public accountants.

		Total Broker Non-Votes
Total Votes For	Total Votes Against	and Total Votes Abstain

11,898,271	243,037	1,409

Item No. 6 – Exhibits

Exhibit
Number	Document

10.1
Stock Purchase Agreement among the Paul and Jane Meyer Family Foundation and Reliv International, Inc. dated April 23, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 28, 2009).

10.2	Letter Agreement dated June 29, 2009 by and between the Registrant and Southwest Bank, an M&I Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 6, 2009).

10.3	Promissory Note dated June 29, 2009 by the Registrant in favor of Southwest Bank, an M&I Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 6, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 10, 2009

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 10, 2009

Exhibit Index

Exhibit
Number	Document

10.1
Stock Purchase Agreement among the Paul and Jane Meyer Family Foundation and Reliv International, Inc. dated April 23, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 28, 2009).

10.2	Letter Agreement dated June 29, 2009 by and between the Registrant and Southwest Bank, an M&I Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 6, 2009).

10.3	Promissory Note dated June 29, 2009 by the Registrant in favor of Southwest Bank, an M&I Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 6, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).