Form 10-Q
period 2009-09-30
RELIV INTERNATIONAL INC
filed 2009-11-09
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant’s common stock as of October 31, 2009 was 12,233,612 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item No. 4	Controls and Procedures	16

PART II – OTHER INFORMATION

Item No. 1A	Risk Factors	16
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item No. 6	Exhibits	17

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,422,451	$4,460,637
Accounts and notes receivable, less allowances of $16,000 in 2009 and $10,200 in 2008	339,230	494,689
Accounts due from employees and distributors	107,327	241,532
Inventories
Finished goods	2,983,119	3,533,371
Raw materials	1,360,259	1,710,319
Sales aids and promotional materials	706,561	978,264
Total inventories	5,049,939	6,221,954

Refundable income taxes	1,641	129,137
Prepaid expenses and other current assets	842,190	1,525,665
Deferred income taxes	432,000	522,000
Total current assets	13,194,778	13,595,614

Other assets	1,531,571	1,220,546
Accounts due from employees and distributors	-	164,462
Intangible assets, net	2,052,030	-

Property, plant and equipment:
Land and land improvements	852,147	852,147
Building	9,843,418	9,786,037
Machinery & equipment	3,395,737	3,293,526
Office equipment	1,509,143	1,452,015
Computer equipment & software	2,972,823	2,904,846
	18,573,268	18,288,571
Less: Accumulated depreciation	10,000,941	9,376,414
Net property, plant and equipment	8,572,327	8,912,157

Total assets	$25,350,706	$23,892,779

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2009	2008
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,549,162	$2,948,467
Distributors commissions payable	2,874,733	2,809,164
Sales taxes payable	393,450	374,643
Payroll and payroll taxes payable	479,245	648,550
Total accounts payable and accrued expenses	7,296,590	6,780,824

Revolving line of credit	1,000,000	-
Current maturities of long-term debt	514,186	569,375
Total current liabilities	8,810,776	7,350,199

Noncurrent liabilities:
Long-term debt, less current maturities	4,851,088	-
Deferred income taxes	-	70,000
Other noncurrent liabilities	411,808	364,990
Total noncurrent liabilities	5,262,896	434,990

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2009 and 2008	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,425,185 shares issued and 12,230,187 shares outstanding as of 9/30/2009; 14,425,185 shares issued and 14,302,160 shares outstanding as of 12/31/2008	14,425	14,425
Additional paid-in capital	30,463,558	30,321,066
Accumulated deficit	(11,804,192)	(12,938,430)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(649,730)	(663,478)
Treasury stock	(6,747,027)	(625,993)

Total stockholders' equity	11,277,034	16,107,590

Total liabilities and stockholders' equity	$25,350,706	$23,892,779

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008

Product sales	$18,578,895	$21,226,975	$57,517,213	$67,719,727
Handling & freight income	2,306,633	2,633,832	7,212,434	8,372,176

Net sales	20,885,528	23,860,807	64,729,647	76,091,903

Costs and expenses:
Cost of products sold	4,451,156	4,464,874	12,800,809	13,410,310
Distributor royalties and commissions	7,907,856	9,320,880	24,480,422	29,865,734
Selling, general and administrative	8,056,928	8,950,900	24,725,653	28,472,176

Total costs and expenses	20,415,940	22,736,654	62,006,884	71,748,220

Income from operations	469,588	1,124,153	2,722,763	4,343,683

Other income (expense):
Interest income	10,119	64,329	45,538	299,893
Interest expense	(62,195)	(21,011)	(113,129)	(31,405)
Other income (expense)	76,657	(211,550)	202,747	(229,139)

Income before income taxes	494,169	955,921	2,857,919	4,383,032
Provision for income taxes	170,000	420,000	1,112,000	1,752,000

Net income	$324,169	$535,921	$1,745,919	$2,631,032

Earnings per common share – Basic	$0.03	$0.04	$0.13	$0.17
Weighted average shares	12,230,000	14,806,000	13,109,000	15,498,000

Earnings per common share – Diluted	$0.03	$0.04	$0.13	$0.17
Weighted average shares	12,230,000	14,810,000	13,109,000	15,502,000

Cash dividends declared per common share	$-	$-	$0.05	$0.05

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2009	2008

Operating activities:
Net income	$1,745,919	$2,631,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	855,365	830,870
Stock-based compensation	142,492	177,497
Deferred income taxes	(31,000)	(107,000)
Foreign currency transaction (gain)/loss	(120,114)	310,408
(Increase) decrease in accounts and notes receivable	454,382	386,886
(Increase) decrease in inventories	1,255,790	(677,754)
(Increase) decrease in refundable income taxes	128,782	137,274
(Increase) decrease in prepaid expenses and other current assets	158,501	(223,023)
(Increase) decrease in other assets	(290,471)	31,707
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	480,532	170,442
Increase (decrease) in income taxes payable	-	(100,000)

Net cash provided by operating activities	4,780,178	3,568,339

Investing activities:
Proceeds from the sale of property, plant and equipment	-	27,790
Purchase of property, plant and equipment	(472,544)	(756,960)
Purchase of distributorship	(716,119)	-
Purchase of investments	-	(1,521,111)
Proceeds from final withdrawal from limited partnership investment	488,633	-
Proceeds from sales or maturities of investments, at cost	-	1,919,703

Net cash used in investing activities	(700,030)	(330,578)

Financing activities:
Proceeds from line of credit borrowings	6,000,000	4,000,000
Repayment of line of credit borrowings	(5,000,000)	(4,000,000)
Proceeds from term loan borrowings	4,120,000	-
Principal payments on short and long-term borrowings	(1,774,901)	-
Common stock dividends paid	(611,681)	(793,313)
Purchase of stock for treasury	(5,014,115)	(8,008,261)
Other	-	2,272

Net cash used in financing activities	(2,280,697)	(8,799,302)

Effect of exchange rate changes on cash and cash equivalents	162,363	(371,864)

Increase (decrease) in cash and cash equivalents	1,961,814	(5,933,405)

Cash and cash equivalents at beginning of period	4,460,637	11,694,699

Cash and cash equivalents at end of period	$6,422,451	$5,761,294

Supplementary disclosure of cash flow information:
Noncash investing and financing transactions:
Issuance of promissory note for purchase of stock for treasury	$1,106,919	$-

Obligation for purchase of distributorship	$1,343,881	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2009

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

Adoption of New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance now codifed as FASB Accounting Standards Codification (ASC) Topic 825, "Financial Instruments," which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements.  This pronouncement was effective for periods ending after June 15, 2009.  The Company's adoption of this new pronouncement in the second quarter of 2009 did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, "Subsequent Events," which establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  FASB ASC Topic 855 was effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted the provisions of FASB ASC Topic 855 during its second quarter of 2009.  The adoption of FASB ASC Topic 855 did not have a material impact on the Company's financial statements.  The Company has evaluated  subsequent events through November 9, 2009, the date the financial statements were issued.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, "Generally Accepted Accounting Principles," as the single source of authoritative nongovernmental U.S. GAAP.  FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superceded and all other accounting literature not included in the FASB Codification will be considered non-authoritative.  These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for its third quarter of 2009.  The Codification does not change or alter existing U.S. GAAP and there was no impact on the Company's consolidated financial position or results of operations.

Note 2 —	Comprehensive Income

Comprehensive income was $330,670 and $1,759,667 for the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2008, comprehensive income was $451,174 and $2,557,474, respectively.  The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2009

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Numerator:
Net income	$324,169	$535,921	$1,745,919	$2,631,032

Denominator:
Denominator for basic earnings per share—weighted average shares	12,230,000	14,806,000	13,109,000	15,498,000
Dilutive effect of employee stock options and other warrants	-	4,000	-	4,000

Denominator for diluted earnings per share—adjusted weighted average shares	12,230,000	14,810,000	13,109,000	15,502,000

Basic earnings per share	$0.03	$0.04	$0.13	$0.17
Diluted earnings per share	$0.03	$0.04	$0.13	$0.17

Options and warrants to purchase 835,040 shares of common stock for the three months and nine months ended September 30, 2009, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.  For the three months and nine months ended September 30, 2008, options and warrants to purchase 826,224 shares of common stock and 801,224 shares of common stock, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Not e 4—	Restructuring of European Operations

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

In the second quarter of 2009, the Company entered into a sublease rental agreement for a significant portion of the Reliv Germany office.  The term of this sublease agreement is from May 2009 through June 2010 and encompasses the remaining term of the facility's master lease.  Under this sublease agreement, the Company will receive sublease rental income of approximately $3,700 per month.  In May 2009, the Company reduced its estimated lease exit reserve by a minor amount to reflect the new sublease agreement.  The Company expects that the September 30, 2009 reserve balance will be substantially settled over the remainder of 2009.

The following is a summary of the costs incurred and payments made by category.  (These costs have been recorded in Selling, General and Administrative within the Consolidated Statements of Income).

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2009

Note 4—	Restructuring of European Operations (continued)

	Employee	Lease
	Severance	Exit	Total

Original charges and reserve balance	$107,000	$108,000	$215,000

Additional charges in 2008	17,500	-	17,500
Amounts settled in 2008	(124,500)	(42,000)	(166,500)

Reserve balance at December 31, 2008	-	66,000	66,000

Amounts settled in first quarter 2009	-	(13,000)	(13,000)

Reserve balance at March 31, 2009	-	53,000	53,000

Amounts settled and sublease income adjustment in second quarter 2009	-	(20,000)	(20,000)

Reserve balance at June 30, 2009	-	33,000	33,000

Amounts settled in third quarter 2009	-	(7,000)	(7,000)

Reserve balance at September 30, 2009	-	$26,000	$26,000

Not e 5—	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of FASB ASC Topic 820, "Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for fair value and expands disclosures about fair value measurements.  FASB ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  FASB ASC Topic 820 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available.  Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  In February 2008, the FASB issued guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As of September 30, 2009, the Company held assets that are required to be measured at fair value on a recurring basis:

Using Quoted
	Total	Prices in
	Carrying	Active Markets
Description	Value	(Level 1)

Marketable securities (1)	$202,252	$202,252

(1)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the consolidated balance sheets.

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

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2009

Note 6—	Debt

Short-term and long-term debt at September 30, 2009 and December 31, 2008 consists of the following:

	September 30	December 31
	2009	2008

Notes payable (1)	$-	$569,375

Note payable (2)	-	-

Revolving line of credit (2) (3) (4) (5)	1,000,000	-

Term loan (3) (4)	4,034,788	-

Obligation for purchase of distributorship (6)	1,330,486	-
	6,365,274	569,375
Less: current portion	1,514,186	569,375

Long-term debt, less current maturities	$4,851,088	$-

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

(2)
In April 2009, the Company entered into a Stock Purchase Agreement with a large shareholder (Seller) to purchase 2,068,973 shares of the Company's common stock for $6,106,919 (an average price of $2.95 per share).  To finance the purchase, the Company borrowed $5 million under its existing line of credit and issued a promissory note to the Seller for $1,106,919.  The promissory note bore interest at 6% per annum with all principal and unpaid interest due no later than ninety days from closing.   The Company repaid this note in July 2009 by borrowing $1 million from its revolving line of credit.

(3)
In June 2009, the Company entered into a term loan agreement with its primary lender for $4.12 million and used the proceeds to reduce its revolving line of credit balance from $5 million to $880,000.  The term of the loan is for a period of two years with interest accruing at a floating interest rate based on the 30-day LIBOR plus 3%, subject to a 3.75% floor.  As of September 30, 2009, the interest rate of this loan was 3.75%.  Monthly principal and interest are based on a ten-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on June 29, 2011.

(4)
 Under the terms of the revolving line of credit and term loan, the Company is required to maintain the following financial covenants:
(a) maintain at all times a tangible net worth of not less than $10 million and (b) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1.  The revolving line of credit and term loan are secured by all tangible and intangible assets of the Company and also by a mortgage on the Company headquarters building and real estate. At September 30, 2009, the Company was in compliance with its debt covenants.

(5)
 The Company's 2008 revolving loan agreement expired on September 30, 2009.  Effective October 1, 2009, the Company renewed with its primary lender its $5 million revolving line of credit for a term of one year.  Interest, payable monthly, accrues on the oustanding balance at a floating rate based on the 30-day LIBOR plus 3%, subject to a 4.0% floor.

(6)
 As described in Note 7, on August 31, 2009, the Company incurred a long-term obligation of $1,343,881 in the purchase of a Reliv distributorship.  The Company will pay this obligation in monthly payments of principal and interest totaling $18,994 over a seven year term with an annual interest rate of 5%.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2009

Note 7—	Purchase of Reliv Distributorship

On August 31, 2009, the Company acquired an independent Reliv distributorship from its owner for an aggregate purchase price of $2,060,000.  The Company paid $500,000 of the purchase price to the owner at closing, credited the owner's $216,119 outstanding loan balance due to the Company, and will pay the balance of the purchase price, $1,343,881, over a period of seven years, plus interest at an annual rate of 5%, with monthly payments of principal and interest totaling $18,994.  As a condition to the transaction, the contract contains a non-compete clause of two years and a non-solicitation clause of Company distributors for a term of seven years.

The Company allocated the purchase price to its components based on fair value, accounting for the acquisition of the distributorship as an intangible asset with an estimated value of $1,648,000.  For the non-compete provision and non-solicitation provision, the Company allocated $103,000 and $309,000, respectively, based upon these assets relative fair value estimates.  These assets will be amortized to general & administrative expense over their estimated economic life.

The distributorship, non-compete, and non-solicit assets, net of accumulated amortization, are presented as "Intangible assets, net" in the accompanying consolidated balance sheets and are subject to review for potential impairment going forward.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products. We sell our products through an international network marketing system using independent distributors. Sales in the United States represented approximately 88.5% of worldwide net sales for the nine months ended September 30, 2009 and 86.6% of worldwide net sales for the nine months ended September 30, 2008. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Indonesia, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.  We also operate on a limited basis in Austria and the Netherlands from our German distribution center and in Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2009, consisted of approximately 68,310 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

All of our sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have an affect on sales and gross margins. Accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

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

Distributor royalties and commissions are monthly payments made to Master Affiliates and above, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Also, we include other sales leadership bonuses, such as Ambassador bonuses, in this line item. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods. However, in late 2008 and the first quarter of 2009, we adjusted the commission structure on GlucAffect and other higher priced products in our line.  We reduced the value of the product used to determine distributor allowances and commission payouts on these products.  This, in turn, allows us to sell these products at a lower suggested retail price with no net impact to our earnings.  This adjustment appears as a slight reduction in the percentage of distributor royalties and commissions as a percentage of net sales.  This pricing and commission structure adjustment also applies to the new Relivables product line introduced at our distributor conference in August 2009.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2009 and 2008. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	21.3	18.7	19.8	17.6
Distributor royalties and commissions	37.9	39.1	37.8	39.3
Selling, general and administrative	38.6	37.5	38.2	37.4

Income from operations	2.2	4.7	4.2	5.7
Interest expense	(0.3)	(0.1)	(0.2)	(0.0)
Interest and other income/(expense)	0.5	(0.6)	0.4	0.1

Income before income taxes	2.4	4.0	4.4	5.8
Provision for income taxes	0.8	1.8	1.7	2.3

Net income	1.6%	2.2%	2.7%	3.5%

Net Sales.  Overall net sales decreased by 12.5% in the three months ended September 30, 2009 compared to the same period in 2008.  During the third quarter of 2009, sales in the United States decreased by 12.3%, and our international sales decreased by 13.9% over the prior-year period.

               The following table summarizes net sales by geographic market for the three months ended September 30, 2009 and 2008. Beginning in 2009, we have condensed the sales and distributor count data for the various countries where we operate within Europe and Asia into single line items for each region.

	Three months ended September 30,
	2009		2008		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$18,262	87.4%	$20,814	87.2%	$(2,552)	(12.3)%
Australia/New Zealand	620	3.0	667	2.8	(47)	(7.0)
Canada	428	2.0	404	1.7	24	5.9
Mexico	392	1.9	389	1.6	3	0.8
Europe	314	1.5	322	1.4	(8)	(2.5)
Asia	870	4.2	1,265	5.3	(395)	(31.2)
Consolidated total	$20,886	100.0%	$23,861	100.0%	$(2,975)	(12.5)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
	2009		2008		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$57,281	88.5%	$65,934	86.6%	$(8,653)	(13.1)%
Australia/New Zealand	1,672	2.6	2,096	2.8	(424)	(20.2)
Canada	1,076	1.7	1,301	1.7	(225)	(17.3)
Mexico	1,018	1.6	1,269	1.7	(251)	(19.8)
Europe	927	1.4	1,226	1.6	(299)	(24.4)
Asia	2,756	4.2	4,266	5.6	(1,510)	(35.4)
Consolidated total	$64,730	100.0%	$76,092	100.0%	$(11,362)	(14.9)%

The following table sets forth, as of September 30, 2009 and 2008, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	September 30, 2009		September 30, 2008		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	54,460	8,390	54,210	10,630	0.5%	(21.1)%
Australia/New Zealand	2,490	190	2,480	230	0.4	(17.4)
Canada	1,190	120	1,250	160	(4.8)	(25.0)
Mexico	1,960	240	1,550	240	26.5	0.0
Europe	1,110	160	1,190	190	(6.7)	(15.8)
Asia	7,100	780	7,860	1,000	(9.7)	(22.0)
Consolidated total	68,310	9,880	68,540	12,450	(0.3)%	(20.6)%

In the United States, net sales were down 12.3% in the third quarter of 2009 compared to the same period in 2008.   For the nine-month period ended September 30, 2009, net sales in the United States were down 13.1% versus the prior-year period.  Sales in the United States continue to be adversely impacted by the downturn in the economy.  First, the broad reduction in consumer spending in the United States has negatively impacted our sales.  Second, we believe the credit problems in the U.S. financial markets, and the reduced availability of consumer credit, continue to play a role in our sales decline, resulting in the lower number of distributors qualifying for the level of Master Affiliate.  In the third quarter of 2009, approximately 694 distributors qualified as new Master Affiliates, compared to approximately 907 in the prior-year quarter, a decline of 23.5%.  For the first nine months of 2009, the number of distributors qualifying for the level of Master Affiliate is down 35.7%, compared to the prior-year period.  In addition, the net number of Master Affiliates and above as of September 30, 2009 decreased by 21.1%, as compared to the net number of Master Affiliates and above as of September 30, 2008.  This is consistent with a reduced number of distributors qualifying for the level of Master Affiliate discussed above.

Another impact to our business of the downturn in the economy is the average order size.  In the third quarter of 2009, we processed approximately 69,970 orders in the U.S. for products at an average order of $338 at suggested retail, an increase of 1.7% in the number of orders placed compared to the prior-year quarter.  In the same period of 2008, we processed approximately 68,800 product orders at an average order of $391 at suggested retail, a decline in average order size of 13.6%.  The average order size for all of 2008 was $388 at suggested retail.   This decline in the average order size is another indicator of the impact of the current economic conditions and a contributing factor in the lower numbers of distributors reaching the Master Affiliate level.

The net number of active Distributors in the United States as of September 30, 2009 increased by 0.5% to 54,460, compared to the number of active Distributors as of September 30, 2008.  In January 2009, we launched an initiative to increase new distributor enrollments by offering an enrollment fee of $20, half of the normal $39.95 fee.  As a result, new distributor enrollments increased in the third quarter of 2009 to 4,550 compared to 4,260 in the prior year quarter, an increase of 6.8%.  For the first nine months of 2009, new distributor enrollments are up 13.0%, compared to the prior-year period.  Distributor retention was 61.6% for the first nine months of 2009 compared to a rate of 64.7% for all of 2008.   We have discontinued the reduced enrollment fee as of the end of August, but we continue to monitor new enrollments to determine if a similar initiative is needed.

At our international distributor conference held in St. Louis, Missouri in August 2009, we introduced a new line of products called Relivables that include a broader, improved skincare line with both women’s and men’s products; a sunscreen; a soy milk product; and an all-natural sweetener.  Net sales of the new Relivables line were $328,000 in the third quarter of 2009.

During the three months ended September 30, 2009, net sales in our international operations decreased in aggregate by 13.9% to $2.62 million compared to $3.05 million for the three months ended September 30, 2008.  For the nine-month period ended September 30, 2009, international net sales decreased by 26.7% to $7.45 million compared to $10.16 million in the same period in 2008.   For the first nine months of 2009, approximately half of the decline was the result of foreign currency fluctuation in the form of a stronger U.S. dollar over the first nine months of 2009, compared to the same period in 2008.  Excluding currency impact, international net sales decreased by 4.2% and 13.5% for the third quarter and first nine months of 2009, respectively, compared to the same periods of the prior year.  Sales in most of our foreign markets are being impacted by the global recession as has occurred in the United States.  Our half-price distributor enrollment initiative has been implemented in nearly all of our foreign markets.  Sales in the Australia/New Zealand market were impacted less by the global recession, as net sales on a constant currency basis for the first nine months of 2009 were down only 2.4%.  We rolled out our current meal replacement/appetite suppressant product line in February 2009, marketed under the name, Slimsimply, in this region.  Other regional sales results on a constant currency basis for the first nine months of 2009 compared to the same period of 2008 were as follows:  Canada’s net sales are down 4.9%, Mexico’s net sales are up 4.0%, European net sales are down 6.9%, and Asian net sales are down 28.7%.  Mexico’s increase in net sales is due to an increase in new distributor enrollments of 50.7% in the first nine months of the current year compared to the same period in 2008.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 21.3% and 19.8% for the three- and nine-month periods ended September 30, 2009, respectively, compared to 18.7% and 17.6% for the same periods in 2008.  Gross margins were impacted in the third quarter and first nine months of 2009 compared to the same periods of 2008 by lower plant utilization, coupled with some raw material price increases and a slight change in the revenue mix with the introduction of the new Relivables product line in the third quarter of 2009 and the pricing/commission adjustments related to GlucAffect and certain other products in the fourth quarter of 2008 and first quarter of 2009.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 37.9% and 37.8% for the three- and nine-month periods ended September 30, 2009, respectively, compared to 39.1% and 39.3% for the same periods in 2008.  The decrease as a percentage of net sales is the result of changes made to our commission payout structure on GlucAffect and certain other higher priced products in our line during the fourth quarter of 2008 and first quarter of 2009, along with the new Relivables product line.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2009, selling, general and administrative, or SGA, expenses decreased by $894,000 and $3.75 million, respectively, compared to the same periods in 2008.  SGA expenses as a percentage of net sales were 38.6% and 38.2% for the three- and nine-month periods ended September 30, 2009, respectively, compared to 37.5% and 37.4% for the same periods of 2008.

Sales and marketing expenses decreased by approximately $2.24 million in the first nine months of 2009, compared to the prior-year period.  The decrease is comprised of lower distributor bonuses and other expenses directly related to the level of sales and a reduction in the amount spent on company-sponsored business opportunity meetings and other special events, as we restructured our schedule of major distributor events to include a nationwide distributor conference held in the United States in February 2009 in Ft. Worth, Texas.  During the second and third quarters of 2009, we held a series of distributor events referred to as the “Financial Freedom Tour”.  However, these events are of a smaller scale and replaced the distributor conferences historically held on a regional basis; and therefore, we consider them to be more cost effective for both the company and distributors that attend these events.

Distribution and warehouse expenses decreased by $264,000 and general and administrative expenses decreased by approximately $1.24 million in the first nine months of 2009, compared to the prior-year period.  The decrease in general and administrative expenses consists primarily of reductions in professional fees, corporate travel expenses, salaries, and incentive compensation.  The general and administrative expenses in 2008 included a pre-tax charge of $215,000 for the restructuring of the German office, which included costs for severance payments and accrued lease termination costs.

Interest Income/Expense. Interest income decreased to $46,000 for the nine months ended September 30, 2009, compared to $300,000 for the same period in 2008.  The decrease is the result of a lower level of invested funds.  We incurred $113,000 in interest expense during the first nine months of 2009, on promissory notes and bank debt related to the purchases of our common stock from a significant shareholder during the fourth quarter of 2008 and second quarter of 2009.

Other Income/Expense. We recognized other income of $203,000 during the first nine months of 2009, compared to expenses of $229,000 during the same period of 2008.  During the first nine months of 2009, we recognized $120,000 in foreign currency translation gains due to the weakening of the U.S. dollar since the beginning of 2009.  In 2008, these expenses consisted of a reduction in the value of our investment as a limited partner in a private equity fund of $260,000 and foreign currency translation losses of $69,000 due to the strengthening of the U.S. dollar during the third quarter 2008.

Income Taxes. We recorded income tax expense of $1.11 million for the first nine months of 2009, an effective rate of 38.9%. In the same period in 2008, we recorded income tax expense of $1.75 million, which represented an effective rate of 40.0%.  Our effective rate is higher in 2008 due primarily to the non-deductible nature of the foreign currency translation losses mentioned above.

Net Income. Our net income for the three and nine months ended September 30, 2009 was $324,000 ($0.03 per share basic and diluted) and $1.75 million ($0.13 per share basic and diluted), respectively, compared to $536,000 ($0.04 per share basic and diluted) and $2.63 million ($0.17 per share basic and diluted) for the same periods in 2008. Profitability decreased in the third quarter and first nine months of 2009 as net sales decreased in the United States and across our international markets as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2009, we generated $4.78 million of net cash from operating activities, $700,000 was used in investing activities, and we used $2.28 million in financing activities. This compares to $3.57 million of net cash provided by operating activities, $331,000 used in investing activities, and $8.80 million used in financing activities in the same period of 2008. Cash and cash equivalents increased by $1.96 million to $6.42 million as of September 30, 2009 compared to December 31, 2008.

Significant changes in working capital items consisted of a decrease in accounts and notes receivable of $454,000, a decrease in inventory of $1.26 million, an increase in accounts payable and accrued expenses of $481,000, and an increase in other assets of $290,000 in the first nine months of 2009.  Accounts and notes receivable decreased due to collections on VAT refunds due to us in Mexico and the balance of a loan to a distributor was credited to the purchase price of their distributorship.  The decrease in inventory is primarily due to the result of a planned reduction in production levels to better align inventory with current sales levels.  The increase in accounts payable and accrued expenses is related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals.  The change in other assets is due to payments made on various officer life insurance policies.

Investing activities during the first nine months of 2009 consisted of $473,000 for capital expenditures, $716,000 in cash and the loan balance credited to the purchase of a distributorship, along with proceeds of $489,000 from the final withdrawal in a limited partnership investment.

Stockholders’ equity decreased to $11.28 million at September 30, 2009 compared with $16.11 million at December 31, 2008. The decrease is due to the purchase of treasury stock from a significant shareholder for $6.11 million and our cash dividend of $612,000 in the second quarter, offset by our net income of $1.75 million and stock-based compensation of $142,000 during the first nine months of 2009.  Our working capital balance was $4.38 million at September 30, 2009 compared to $6.25 million at December 31, 2008. The current ratio at September 30, 2009 was 1.50 compared to 1.85 at December 31, 2008.

In late June 2009, we entered into a term loan with our primary lender in the principal amount of $4.12 million.  The term of the loan is for a period of two years with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 3.0%, subject to a 3.75% floor.  As of September 30, 2009, we are subject to the 3.75% floor.  Monthly principal and interest payments are based on a ten-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on June 29, 2011.  The loan includes revised financial covenants under which we are required to (1) maintain at all times a tangible net worth of not less than $10 million and (2) maintain at all times a ratio of total funded debt to EBITDA of not greater than 2.5 to 1.  The proceeds of the term loan were used to reduce the outstanding balance on the revolving credit facility we have with the lender.

We also have a $5 million secured revolving credit facility with the same lender. This facility was renewed in September 2009 for a one year term, and any advances accrue interest at a variable interest rate based on the 30-day LIBOR plus 3.0%, subject to a 4.0% floor. The term loan and revolving credit facility are secured by all our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. This facility bears the same financial covenants as the term loan. At September 30, 2009, we had outstanding borrowings of $1 million on the revolving line of credit facility and were in compliance with all financial covenants.

On August 31, 2009, we acquired an independent Reliv distributorship from its owner for an aggregate purchase price of $2,060,000.  We paid $500,000 of the purchase price to the owner at closing, credited the owner's $216,119 outstanding loan balance due to us, and will pay the balance of the purchase price, $1,343,881, over a period of seven years at an annual rate of 5% with monthly payments of principal and interest totaling $18,994.

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

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 1A – Risk Factors

Risk factors associated with our business activities have not changed materially from the disclosure in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2009, we did not repurchase any shares of our common stock under our share repurchase plan authorized by our Board of Directors in May 2007 that provides for share repurchases of up to $15 million through April 2010.  The amount still available for purchase under this plan is approximately $12 million as of September 30, 2009.

Item No. 6 – Exhibits

Exhibit
Number	Document

10.1
Purchase agreement by and among Michael G. Williams, Julie T. Williams, and Reliv International, Inc. dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed September 3, 2009).

10.2
Stock Purchase Agreement among the Paul and Jane Meyer Family Foundation and Reliv International, Inc. dated April 23, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 28, 2009).

10.3	Letter Agreement dated June 29, 2009 by and between the Registrant and Southwest Bank, an M&I Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 6, 2009).

10.4	Promissory Note dated June 29, 2009 by the Registrant in favor of Southwest Bank, an M&I Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 6, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 9, 2009

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 9, 2009

Exhibit Index

Exhibit
Number	Document

10.1
Purchase agreement by and among Michael G. Williams, Julie T. Williams, and Reliv International, Inc. dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed September 3, 2009).

10.2
Stock Purchase Agreement among the Paul and Jane Meyer Family Foundation and Reliv International, Inc. dated April 23, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 28, 2009).

10.3	Letter Agreement dated June 29, 2009 by and between the Registrant and Southwest Bank, an M&I Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 6, 2009).

10.4	Promissory Note dated June 29, 2009 by the Registrant in favor of Southwest Bank, an M&I Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 6, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).