Form 10-K
period 2009-12-31
RELIV INTERNATIONAL INC
filed 2010-03-12
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐  Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $3.42 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $25.2 million.  (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 12,380,187 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which is expected to be filed no later than 120 days after December 31, 2009	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 2	Properties	17
Item No. 3	Legal Proceedings	17
Item No. 4	(Removed and Reserved)	17

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item No. 8	Financial Statements and Supplementary Data	26
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item No. 9A(T)	Controls and Procedures	26
Item No. 9B	Other Information	27

Part III

Item No. 10	Directors and Executive Officers of the Registrant	27
Item No. 11	Executive Compensation	27
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item No. 13	Certain Relationships and Related Transactions	27
Item No. 14	Principal Accounting Fees and Services	27

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	27

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

PART I

Item No. 1 - Business

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. All but one of our science-based supplements are packaged in powdered form and are not only simple to use but also, when mixed with water, juice or other liquid and consumed, provide an effective means of delivering nutrients to the body. We also offer one encapsulated product and a line of skin care and food products. We sell our products through an international network marketing system using independent distributors. We have sold products in the United States since 1988 and in selected international markets since 1991.

We currently offer 16 nutritional supplements.  In addition, we market a line of 14 skin care and food products under our Relivables brand. We have selectively evolved our product offering over our history. Our core line of nutritional supplements, which represented 62.9% of net product sales for the year ended December 31, 2009, includes the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs
•	Innergize! — an isotonic sports supplement in three flavors
•	FibRestore — a high-fiber and antioxidant supplement

These are our most successful supplements based on fiscal year 2009 net sales. We have 12 other nutritional supplements that complement these four core products. We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on five of these products — Innergize!, FibRestore, Arthaffect, ReversAge and Cellebrate. In addition, we have applied for U.S. patents on our ProVantage, GlucAffect and CardioSentials products.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Brunei, Canada, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment and compliance procedures. As of December 31, 2009, our network consisted of approximately 67,940 distributors — 54,040 in the United States and 13,900 across our international markets.

We manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but one of our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $25.2 billion U.S. nutritional supplement market, which is part of the broader $102 billion U.S. nutrition industry according to 2008 data published by the Nutrition Business Journal, or NBJ, and $270.0 billion global nutrition industry, also according to the NBJ, with sales expected to increase six to ten percent.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•
Aging Population: The older population (persons 65 years or older) numbered 38.9 million in 2008 according to the Department of Health and Human Services.  They represented 12.8% of the U.S. population, about one in every eight Americans. By 2030, there will be about 71.5 million older persons living in the U.S., more than twice their number in 2000. People 65 years or older represented 12.4% of the population in the year 2000 and are expected to represent 20% of the population by 2030.  We believe this ever-growing population will continue to focus on their nutritional needs as they age.

•
Rising Healthcare Costs and Use of Preventative Maintenance: The costs of healthcare in the United States continue to increase rapidly each year.  National health care spending reached $2.5 trillion in 2009 and is expected to reach $4.4 trillion by 2018 according to the National Coalition on Health Care, or NCHC. The NCHC also indicated in a recent report that nearly seven million Americans will lose their health insurance coverage between 2008 and 2010 and The Urban Institute estimates that under a worse case scenario, 66 million Americans will be uninsured by 2019. In addition, the total 2009 medical costs for a typical American family of four topped out at $16,771 which is a 7.4% increase from 2008 according to the Milliman Medical Index.  In order to maintain quality of life as well as reduce medical costs, many consumers take preventative measures to improve their general health, including the use of nutritional supplements.

•
Increasing Focus on Weight Management: A 2008 study conducted by the Johns Hopkins Bloomberg School of Public Health showed that by 2030, 86% of Americans could be overweight or obese and the health care costs attributed to obesity are expected to more than double every decade. Being overweight can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses and individuals who are obese have a 10% to 50% increased risk of death from all causes, compared with healthy weight individuals. Bearing these facts in mind, we believe that there will be an increased need not only for weight loss products but for wellness products as well.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2008 global direct selling market (for all product categories) was estimated to be $114.0 billion. The WFDSA estimates that the number of individuals engaged in direct selling nearly doubled between 1998 and 2008, from 33.6 million sellers to 65.3 million in 2007.  The U.S. had 15.1 million direct sellers in 2008.

While the United States is currently the largest direct selling market with $29.6 billion in annual sales in 2008, international markets account for 73% of the entire industry, according to the WFDSA.  Sixteen countries (including the United States) have annual direct sales revenue of at least $1 billion and another 26 countries have annual direct sales revenue of at least $100 million, according to the WFDSA.

For the nutrition industry, the network marketing channel accounted for approximately 7% of the total U.S. nutritional supplements sold in 2008, or approximately $7.1 billion, according to the NBJ.

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

Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic and Reliv NOW — as captured by our slogan, “Nutrition Made Simple. Life Made Rich.” Because these two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs, supplementation is made simple for the consumer, who does not have to select and purchase several supplements for his or her basic nutritional needs. For more specific individual needs, we provide 14 additional supplements. We believe that our two basic nutritional supplements, together with our additional supplements and Relivables products, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.

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

In-House Development and Production. We have developed substantially all of our nutritional supplement and food products utilizing nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D., our Chief Scientific Officer and Vice Chairman.  In November 2008, we hired Thomas G. Reynolds, Ph.D., as Director of Research and Development and Technical Affairs, to strengthen our research and development efforts.  In addition, we consult regularly with other industry professionals and with the physicians on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products.  Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. Currently, we outsource only one nutritional supplement product, our Slimplicity accelerator capsules.  We believe our ability to formulate and manufacture all but one of our own nutritional supplement products enables us to maintain our high standards of quality assurance and proprietary product composition.

Experienced Ambassador Team.  Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2009, we had a total of 363 Ambassadors.  The top 10 distributors at the Ambassador level have been with us for an average of 17 years, which provides consistency in training new distributors and contributes to increased sales.

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

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 15 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations.  As of March 1, 2010, our directors and executive officers beneficially own approximately 40.5% of our common stock.

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

Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Our growth strategy in the United States involves multiple initiatives, such as increased investment in company-sponsored events and training and better utilization of our upper-level distributors across different geographical areas. For example, in 2009 we held 37 meetings in 31 cities as part of our “Financial Freedom Tour” in which we highlighted our business opportunity as an avenue to earn additional income in light of the economic downturn.  Our senior ambassadors led these meetings, often with corporate executives as guests.  We expect to continue to implement these and similar initiatives while focusing on untapped markets in the United States.

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

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. Additionally, we will continue to improve and validate the efficacy of our existing product line. For example, in August 2009 we launched our Relivables brand of products and in November 2008 we introduced GlucAffect to support healthy blood sugar management.  These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors.

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

Our Products

Product Overview

Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. All but one of our supplements are in powdered form that the consumer mixes with water, juice or other liquid. We also have one encapsulated product and a line of skin care and food products marketed under our Relivables brand name.

We currently offer 16 nutritional supplements.  In addition, we offer nine skin care and five food products under our Relivables line. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize! and FibRestore — to be our primary or “core” products.

The following table summarizes our product categories. The net sales figures are for the year ended December 31, 2009:

Product Category	Product Name	% of 2009 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv Classic	18.7	1988
	Reliv NOW	11.2	1988
	NOW for Kids	3.6	2000
	Reliv Delight	0.3	2001

Specific Wellness	FibRestore	13.3	1993
	Arthaffect	7.0	1996
	ReversAge	4.3	2000
	SoySentials	2.4	1998
	CardioSentials	2.1	2005
	GlucAffect	4.0	2008

Weight Management(2)	Slimplicity Meal Replacement	2.1	2007
	Slimplicity Accelerator Capsule	0.9	2007
	Reliv Ultrim Plus	0.2	1988
	Cellebrate	0.7	1995

Sports Nutrition	Innergize!	11.0	1991
	ProVantage	3.1	1997

Relivables(3)	Skin Care	1.1	2001
	Food Products	0.1	2009

(1)
This table does not include net sales for the year ended December 31, 2009 related to freight and handling and sales of marketing materials, which represented approximately 13.9% of net sales for the year ended December 31, 2009.

(footnotes continue on following page)

(2)
Since its introduction in February 2007, our Slimplicity Meal Replacement formula has replaced Reliv Ultrim-Plus in all but our Canadian and Mexican markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market.

(3)
In August 2009, we introduced our Relivables line of skin care and food products. The Relivables skin care products include science-based updates to our original ReversAge skin care products.  In conjunction with these updates, we have re-branded our skin care products under the Relivables lines.

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

•
Reliv NOW is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. Reliv NOW is available in every country where we operate except Indonesia.

•
NOW for Kids is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. NOW for Kids is available in Australia, New Zealand, United States, the United Kingdom, Ireland, Austria, the Netherlands, Mexico, Malaysia, Brunei, Indonesia and the Philippines.

•	Reliv Delight is a powdered nutritional supplement marketed as a milk replacement. Reliv Delight is available in Mexico and the United States.

Specific Wellness Supplements

                Our line of six specific wellness supplements contains specific compounds that target certain conditions and promote health. Each product is intended to work in conjunction with our basic nutritional supplement formulas to provide an effective, balanced and natural method for sustaining health and well-being.

•
ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, Ireland, and Indonesia. In Canada, the product is marketed as Nutriversal.

•
SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States and Mexico.

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

•
Arthaffect is a patented nutritional supplement containing Arthred, a patented form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines, Malaysia, Singapore, Brunei and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

•
FibRestore is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony to comply with Canada’s nutritional regulations. FibRestore is available in all of the countries in which we operate except Indonesia.

•
GlucAffect is a cinnamon cream flavored nutritional supplement launched in November 2008 as our latest product offering.  GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss.  We have applied for a U.S. patent on GlucAffect.  GlucAffect is available in theUnited States, Canada, the Philippines, Malaysia, Singapore and Brunei.

Weight Management Supplements

                Our four weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle.

•
Our Slimplicity Weight Loss System was introduced in the United States in February 2007 and includes two products:  (1) Slimplicity meal replacement and (2) Slimplicity accelerator capsules.  Our Slimplicity Weight Loss System incorporates these new products into an overall program that includes proper diet and exercise and is focused on facilitating weight loss and developing healthier lifestyle choices.  Slimplicity is currently available in the United States, Germany, Austria, the Netherlands, Ireland, the United Kingdom, Australia, New Zealand, the Philippines, Malaysia, Singapore and Brunei.  In our European markets, we offer chewable tablets instead of capsules in light of local preferences and formula modifications required to comply with product regulations.  In Australia and New Zealand, the products are marketed as Slimsimply due to trademark availability.

•
Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program.  Reliv Ultrim-Plus is only sold in Canada and Mexico.  Reliv Ultrim-Plus is no longer available in our other markets due to the introduction of our Slimplicity meal replacement product.  We expect Slimplicity to eventually replace Reliv Ultrim-Plus in all of our markets.

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

Relivables

Our new Relivables product line is comprised of nutritionally sound skin care and food products. The new skin care products, marketed as the “r” skin care collection, are designed to create healthier, more youthful looking skin. Each product in our r collection contains the exclusive RA7 complex, an array of antioxidants, anti-inflammatory and anti-aging nutrients. These nutrients work together to slow the aging process and improve the skin’s appearance. The men’s “r” collection includes a body wash, shave lotion and after shave moisturizer with SPF 15.  The women’s collection includes a cleansing facial wash, eye cream, daytime facial moisturizer with SPF 15, a nighttime facial moisturizer, and a body lotion.  The r products are available in the United States, Australia and New Zealand.

The food products include Relivables All-Natural Sweetener, to be used in place of sugar or other artificial sweeteners.  Its all-natural sweetener, derived from the stevia plant, has no sugar and contains one gram of fiber.  Relivables Fortified Soy Milk is lactose-free and dairy-free and significantly exceeds the amount of calcium and vitamin D in dairy milk, along with six grams of soy protein.  Relivables Soy Nuts are a good source of fiber and soy protein, low in sodium and cholesterol free. Relivables Health Snack Bars, which come in Chocolate-Coated Granola and Cranberry Granola flavors, are a good source of fiber, soy protein and whole grains.

Research and Development

We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D. and Thomas G. Reynolds, Ph.D. and consult with other industry professionals and with the physicians and professionals on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products. Since 2000, we have introduced seven of our current nutritional supplement products, including ReversAge, NOW for Kids, Reliv Delight, GlucAffect, CardioSentials, Slimplicity meal replacement and Slimplicity accelerator capsules. From time to time, we have also reformulated and enhanced our products. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients available for new product ideas and developments.

For the years ended December 31, 2009 and 2008, our research and development expenses were $551,000 and $397,000, respectively.

Network Marketing Program

General Overview

We market and sell our products through a network marketing system of independent distributors, who purchase our products from us, or from other distributors, and who then sell our products directly to consumers. In addition to selling our products, our distributors also recruit others to distribute our products. Distributors receive compensation from both the sale of the products they have purchased at wholesale and, in the case of Master Affiliates and above, commissions on the volume of products sold by their downline organization. We believe network marketing is an effective way to distribute our products because it allows and relies on personal contact, education and endorsement of products which are not as readily available through other distribution channels.

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

In each country in which we conduct business, distributors operate under a uniform compensation system pursuant to which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2009, we had 363 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2009, we sponsored approximately 59 training schools on a quarterly basis across all of our markets for new Master Affiliates;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference in summer for all worldwide distributors and a winter conference for U.S. distributors.

During 2009, we invested approximately $3.61 million in training, conferences and promotional events for our distributors worldwide.

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

In order to comply with regulations that apply to both us and our distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on operations in that market. We devote substantial resources to obtaining the necessary licenses and approvals and maintaining operations that are in compliance with the applicable limitations. We also research laws applicable to distributor operations and revise or alter distributor materials and products, as required by applicable regulations in each market.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2009, approximately 12.1% of our net sales were generated outside of the United States.

The table below shows the countries in which we operate and the year we commenced selling products:

Country	Year Entered
United States	1988
Australia	1991
New Zealand	1992
Canada	1992
Mexico	1993
United Kingdom(1)	1995
Philippines	2000
Malaysia	2003
Ireland	2003
Singapore	2004
Germany	2005
Austria	2006
Netherlands	2006
Brunei	2009
Indonesia	2009

(1)	Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 32.1% of our net sales in 2009 in California, Illinois, Kansas, Texas, Missouri and Michigan, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products, as our existing distributor bases grow and expand.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2009, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ UK (including Ireland), Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, Reliv’ Brunei, Reliv’ Germany (including Austria and the Netherlands), and PT Reliv Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements for distribution both domestically and internationally. Our Slimplicity accelerator capsules and Relivables soy nuts and snack bars are manufactured by a third party and our Relivables skin care line is manufactured by a third party that is both owner and licensee of certain proprietary technology used in our skin care products.

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

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements.  In 2008, our Chesterfield plant was audited and re-certified by the Australian TGA.

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

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Petaling Jaya, Malaysia; Singapore; Frankfurt, Germany; Brunei; and Jakarta, Indonesia. Our Philippines subsidiary currently has approximately six product pick-up centers located throughout the country which are operated by local business contractors and a company-owned and operated business center located in Makati. In Mexico, product is warehoused in and shipped from approximately five distribution centers located throughout the country. With the exception of our Canada, New Zealand, Singapore, and German subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland order and receive product from our UK subsidiary.  Distributors in Austria and the Netherlands order and receive product from our Germany distribution center.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.70% and 0.86% of net sales in 2009 and 2008, respectively.

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

Intellectual Property

Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements.  In addition, we have obtained U.S. patents on five products as set forth below:

Product	Patent Expiration Date
Innergize!	November 2012
FibRestore	June 2014
Cellebrate	June 2015
Arthaffect	March 2018
ReversAge	May 2021

Currently, we have 21 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 15 of our 16 nutritional products. NOW for Kids is not registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

The manufacture of dietary supplements is subject to existing FDA current good manufacturing practice, or cGMP, regulations for food.  In June 2007, the FDA issued new regulations relating to more detailed cGMP specifically for dietary supplements.  Under the new regulations, we qualified as a small business and were not subject to the regulations until June 2009.  We have evaluated our systems and facilities in light of the regulations and believe we are in full compliance.

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

Sales Program Regulation

Our distribution and sales program is subject to regulation by the FTC and other federal and state regulation as well as regulations in several countries in which we conduct business. Various state agencies regulate multi-level distribution services. We are required to register with, and submit information to, certain of such agencies and we believe we have complied fully with such requirements. We actively strive to comply with all applicable state and federal laws and regulations affecting our products and our sales and distribution programs. The Attorneys General of several states have taken an active role in investigating and prosecuting companies whose compensation plans they claim violate local anti-pyramid and/or consumer protection statutes. We are unable to predict the effect such increased activity will have on our business in the future nor are we able to predict the probability of future laws, regulations or interpretations which may be passed by state or federal regulatory authorities.

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

Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. The Reliv Ultrim-Plus, Slimplicity and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. With Arthaffect, FibRestore, ReversAge, GlucAffect, CardioSentials, SoySentials and the Relivables skin care and food products, we are in the specific wellness needs, food and anti-aging markets, which are extremely competitive and led by the major food and skin care companies.

Employees

As of December 31, 2009, we and all of our subsidiaries had approximately 239 full-time employees compared with 247 such employees at the end of 2008.

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

The following table summarizes information related to our worldwide facilities as of December 31, 2009:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	8,900	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Mexico City, Mexico	central office/ warehouse/distribution	28,000	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	3,900	Leased
Birmingham, England, UK	central office/ warehouse/distribution	2,200	Leased
Petaling Jaya, Malaysia	central office/call center warehouse/distribution	4,000	Leased
Dietzenbach (Frankfurt), Germany	warehouse/distribution	8,300	Leased
Jakarta, Indonesia	central office/ warehouse/distribution	1,600	Leased

Item No. 3 - Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business.  We do not believe that any current proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item No. 4 - (Removed and Reserved)

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV.  The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2009 and 2008.

	High	Low	Dividend

Year Ending December 31, 2009
Fourth Quarter	$3.75	$2.97	$0.02
Third Quarter	4.12	2.85	-
Second Quarter	4.80	2.08	0.05
First Quarter	5.04	3.40	-

Year Ending December 31, 2008
Fourth Quarter	$5.95	$3.85	$0.05
Third Quarter	6.90	5.00	-
Second Quarter	7.47	5.45	0.05
First Quarter	8.75	6.03	-

As of March 1, 2010, there were approximately 1,899 holders of record of our common stock and an additional 4,000 beneficial owners, including shares of common stock held in street name.

During the fourth quarter of 2009, we did not repurchase any shares of our common stock under our share repurchase plan authorized by our Board of Directors in May 2007 that provides for share repurchases of up to $15 million through April 2010.  The amount still available for purchase under this plan is approximately $12 million as of December 31, 2009.

Item No. 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  The following discussion and analysis discusses the financial condition and results of our operations on a consolidated basis, unless otherwise indicated.

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 87.9% of worldwide net sales for the year ended December 31, 2009 compared to approximately 87.0% for the year ended December 31, 2008. Our international operations currently generate sales through distributor networks in Australia, Canada, Germany, Indonesia, Ireland, Malaysia, Mexico, New Zealand, the Philippines, Singapore and the United Kingdom.  We also operate on a limited basis in Austria and the Netherlands from our German distribution center and in Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2009, consisted of approximately 67,940 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2009 and 2008. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	2009	2008

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	19.7	17.8
Distributor royalties and commissions	37.7	38.9
Selling, general and administrative	38.1	37.5

Income from operations	4.5	5.8
Interest income	0.1	0.3
Interest expense	(0.3)	(0.0)
Loss on limited partnership investment	0.0	(0.6)
Other income	0.4	0.0

Income before income taxes	4.7	5.5
Provision for income taxes	1.7	2.6

Net income	3.0%	2.9%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales.  Overall, sales decreased by 13.0% worldwide, as sales in the United States decreased by 12.1% in the year ended December 31, 2009 compared to 2008.  During 2009, our international sales decreased by 19.2% over the prior year. All of our international markets showed a decrease in sales during 2009 compared to the prior year.

The following table summarizes net sales by geographic market for the years ended December 31, 2009 and 2008. Beginning in 2009, we have condensed the sales and distributor count data for the various countries where we operate within Europe and Asia into single line items for each region.

	Year Ended December 31,
	2009		2008		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$75,041	87.9%	$85,382	87.0%	$(10,341)	(12.1)%
Australia/New Zealand	2,459	2.9	2,681	2.7	(222)	(8.3)
Canada	1,548	1.8	1,660	1.7	(112)	(6.7)
Mexico	1,371	1.6	1,543	1.6	(172)	(11.1)
Europe	1,335	1.5	1,528	1.5	(193)	(12.6)
Asia	3,645	4.3	5,401	5.5	(1,756)	(32.5)
Consolidated total	$85,399	100.0%	$98,195	100.0%	$(12,796)	(13.0)%

The following table sets forth, as of December 31, 2009 and 2008, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	December 31, 2009		December 31, 2008		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	54,040	8,640	53,450	10,910	1.1%	(20.8)%
Australia/New Zealand	2,540	210	2,390	240	6.3	(12.5)
Canada	1,170	140	1,260	170	(7.1)	(17.6)
Mexico	2,200	260	1,480	240	48.6	8.3
Europe	1,150	180	1,100	200	4.5	(10.0)
Asia	6,840	720	7,660	1,040	(10.7)	(30.8)
Consolidated total	67,940	10,150	67,340	12,800	0.9%	(20.7)%

Sales in the United States continue to be adversely impacted by the downturn in the economy.  First, the broad reduction in consumer spending in the United States has negatively impacted our sales.  Second, we believe the credit problems in the U.S. financial markets, and the reduced availability of consumer credit, continue to play a role in our sales decline, resulting in the lower number of distributors qualifying for the level of Master Affiliate.     In 2009, approximately 2,570 distributors qualified as new Master Affiliates and 55.6% of the Master Affiliates and above as of December 31, 2008 requalified as Master Affiliates and above during 2009.  This compares to approximately 3,890 new Master Affiliates and a requalification rate of 50.5% in 2008.  The net number of Master Affiliates and above as of December 31, 2009 decreased by 20.8%, compared to the number as of December 31, 2008.

Another impact to our business of the downturn in the economy is the average order size.   In the United States during 2009, we processed approximately 275,000 orders for products at an average order of $353 at suggested retail.  In 2008, we processed approximately 284,000 product orders at an average order of $388 at suggested retail.  This decline in the average order size is another indicator of the impact of the current economic conditions and a contributing factor in the lower numbers of distributors reaching the Master Affiliate level.

The net number of active Distributors in the United States as of December 31, 2009 increased by 1.1% to 54,040, compared to the number of active Distributors as of December 31, 2008. In January 2009, we launched an initiative to increase new distributor enrollments by offering an enrollment fee of $20, half of the normal $39.95 fee. This initiative ran through August 2009 and again during the month of December 2009. As a result of this initiative in 2009, approximately 19,580 new distributors were enrolled in the United States, as compared to approximately 17,200 in 2008. Distributor retention in the United States remained fairly steady at approximately 63.1% for 2009 compared to a rate of 64.7% for 2008.

At our international distributor conference held in St. Louis, Missouri in August 2009, we introduced a new line of products called Relivables that include a broader, improved skincare line with both women’s and men’s products; a sunscreen; a soy milk product; and an all-natural sweetener. Net sales of the new Relivables line were $590,000 in the second half of 2009.

During the year ended December 31, 2009, net sales in our international operations decreased in aggregate by 19.2% to $10.36 million compared to $12.81 million for the year ended December 31, 2008. Net sales decreased in all of our international markets; however, the most significant decrease took place in our Asian markets, where net sales in 2009 decreased by 32.5% When net sales for the full year of 2009 are converted using the 2008 exchange rate for both 2009 and 2008, international net sales decreased by 10.3% for 2009 compared to the prior year. The average exchange rate for the U.S. dollar for all of 2009 was stronger against all currencies of the countries we conduct business, compared to the average exchange rates for all of 2008.

Net sales in the Australia/New Zealand market decreased by 8.3% in 2009 compared to 2008. New distributor enrollments were 952 in 2009 compared to 808 in 2008. In 2009, 67 distributors qualified as new Master Affiliates, the same number when compared to the prior year. When net sales are converted using the 2008 exchange rate for both 2009 and 2008, net sales in this market increased by 0.9%. Net income for the Australia/New Zealand market was $7,000 in 2009, compared to net income of $45,000 in 2008. In February 2009, the Slimplicity weight control line was introduced in the Australia/New Zealand market. It is marketed under the name, Slimsimply, in this region due to local trademark restrictions.

Net sales in Canada decreased by 6.7% in 2009 compared to 2008. When measured in local currency, Canadian net sales increased by 0.7% in 2009 compared to 2008, as sales remained consistent when compared to distributor activity. New distributor enrollments were 476 in 2009 compared to 474 in 2008. In 2009, 48 distributors qualified as new Master Affiliates, compared to 60 in the prior year. Net income in Canada was $35,000 for 2009, compared to a net loss of $147,000 in 2008. This change was primarily due to foreign currency transaction gains of $126,000 for all of 2009, compared to transaction losses of $91,000 for 2008.

Net sales in Mexico decreased 11.1% in 2009 compared to 2008. New distributor enrollments were 1,700 in 2009 compared to 1,007 in 2008, and 140 distributors qualified as new Master Affiliates in 2009, compared to 132 in the prior year. When measured in local currency, 2009 net sales increased by 8.5%, as the Mexican peso weakened slightly on average for 2009 when compared to the U.S. dollar. The net loss in Mexico for 2009 was $316,000, compared to a net loss of $405,000 in 2008. The net loss decrease in 2009 is primarily due to the weaker Mexican peso.

Our European region includes sales from operations in United Kingdom, Ireland, Germany, Austria and the Netherlands. Net sales in Europe decreased by 12.6% for 2009 compared to 2008. However, when measured in local currency, net sales in Europe increased by 1.1% in 2009 compared to the prior year. New distributor enrollments were 617 in 2009 compared to 457 in 2008, and 96 distributors qualified as new Master Affiliates in 2009, compared to 73 in 2008. The net loss incurred in Europe was $478,000 in 2009, compared to a net loss of $872,000 in 2008. During the second quarter of 2008, we centralized all European call center and administrative functions to our office in the United Kingdom. While our corporate office in Germany was closed, our distribution facility there continued to ship product orders for the European continent. The improvement in the net loss is primarily due to the reduction in SG&A expenses as a result of the restructuring.

Our Asian region includes sales from operations from the Philippines, Malaysia, Singapore, Brunei, and Indonesia.  Net sales in Asia decreased by 32.5% in 2009 compared to the prior year.  New distributor enrollments were 4,941 in 2009 compared to 5,885 in 2008, and 336 distributors qualified as new Master Affiliates in 2009, compared to 718 in 2008.  When measured in local currency, 2009 net sales decreased by 27.8%.  Activity declined in Malaysia, in particular, as a number of our distributors did not remain active with us and left for other competing direct selling companies.  The net loss in Asia for 2009 was $437,000, compared to a net loss of $235,000 in 2008, as the result of decline in sales.  Our sales manager for the Malaysia/Singapore/Brunei markets is no longer employed by us, and we are in the process of replacing that position on a permanent basis.

Cost of Products Sold. Cost of products sold as a percentage of net sales increased to 19.7% for the year ended December 31, 2009 compared to 17.8% for the year ended December 31, 2008.  Gross margins declined in 2009 compared to 2008 due to changes in revenue mix, raw material price increases, increased reformulation costs in some products, and lower production levels corresponding with the decrease in sales.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales decreased slightly to 37.7% for the year ended December 31, 2009 compared to 38.9% for the same period in 2008. The decrease as a percentage of net sales is the result of changes made to our commission payout structure on GlucAffect and certain other higher priced products in our line beginning with the fourth quarter of 2008 and first quarter of 2009, along with the new Relivables product line.

Selling, General and Administrative Expenses. For 2009, selling, general and administrative, or SGA, expenses decreased by $4.32 million compared to 2008.  However, SGA expenses as a percentage of net sales increased slightly to 38.1% in 2009 compared to 37.5% in 2008, as a function of the 13% decline in consolidated net sales.

Sales expenses decreased by $1.62 million in 2009. Of that amount, $951,000 represented the decrease in expenses directly related to sales volume, such as star director bonuses, other sales production bonuses, and credit card fees. Marketing expenses decreased by $799,000 in 2009 compared to 2008. Components of the change included a decrease of $235,000 for our international and regional leadership conferences, a decrease of $442,000 in promotional bonuses and trips, and a decrease of $52,000 for distributor newsletter costs.

Distribution and warehouse expenses decreased by $305,000, primarily from lower wages and a decrease in the cost of shipping supplies.  General and administrative expenses decreased by approximately $1.60 million in 2009 compared to 2008.  Significant decreases were in salaries, incentive compensation expense and benefits of $496,000, general travel expenses of $180,000, utilities expenses of $185,000, facility and equipment lease expenses of $175,000; legal, accounting and professional fees of $139,000; business insurance expenses of $94,000; and directors’ fees of $53,000.  Amortization expense increased by $69,000, related to intangible assets associated with the acquisition of a Reliv distributorship.  This transaction is described in greater detail in the Financial Condition section below.

Interest Income/Expense. Interest income decreased to $52,000 for the year ended December 31, 2009, compared to $328,000 for the same period in 2008.  The decrease in interest income is the result of lower interest rates and lower investable balances during 2009.  Interest expense increased to $174,000 for 2009 compared to $37,000 for 2008, as we entered into two long-term debt agreements during 2009.

Loss on investment in a limited partnership. We invested $1 million as a limited partner in a private equity fund during 2006.  We recognized unrealized gains of $52,000 and $32,000 in 2007 and 2006, respectively, based on our share of the market value of the investments net of expenses accrued in the fund.  During 2008, we incurred an unrealized loss of $596,000 on our investment.  During the first quarter of 2009, the fund was liquidated and we received back our net recorded December 31, 2008 account balance of $489,000.

Income Taxes. We recorded income tax expense of $1.47 million for 2009, representing an effective rate of 36.9%. In 2008, we recorded income tax expense of $2.51 million, representing an effective rate of 46.6%.  The higher effective rate in 2008 was the result of 2008 capital losses incurred on the limited partnership investment and other investments for which we do not expect to have sufficient future capital gains to offset and, therefore, had placed a valuation allowance on the income tax benefit of these capital losses.

Net Income. Our net income decreased to $2.52 million ($0.20 per share basic and diluted) for the year ended December 31, 2009 compared to $2.88 million ($0.19 per share basic and diluted) for 2008. Profitability decreased commensurate with the decrease in net sales in the United States, as discussed above, offset by the reduction in the net loss from international operations. Earnings per share in 2009 benefited from a significant stock purchase during the year. Net income in the United States was $3.70 million in 2009, compared to $4.50 million in 2008.  The net loss from international operations was $1.19 million in 2009, compared a net loss of $1.61 million in 2008.

Financial Condition, Liquidity and Capital Resources

We generated $5.51 million of net cash during 2009 from operating activities, $761,000 was used in investing activities, and we used $3.65 million in financing activities. This compares to $3.75 million of net cash provided by operating activities, $503,000 used in investing activities, and $10.29 million used in financing activities in 2008.  Cash and cash equivalents increased by $1.30 million to $5.76 million as of December 31, 2009 compared to December 31, 2008.

Significant changes in working capital items consisted of a decrease in accounts and notes receivable and accounts due from employees and distributors of $506,000, a decrease in inventory of $1.24 million, and a decrease in accounts payable and accrued expenses of $604,000 in 2009.  Accounts and notes receivable decreased due to collections on VAT refunds due to us in Mexico and the balance of a loan to a distributor was credited to the purchase price of their distributorship.  The decrease in inventory is primarily due to the result of a planned reduction in production levels to better align inventory with current sales levels.  The decrease in accounts payable and accrued expenses is related to a lower level of payables with production vendors, consistent with the decrease in inventory.  Furthermore, accrued commission expense is approximately $135,000 lower at the end of 2009 compared to the end of 2008.

Our net investing activities included $534,000 and $901,000 in net capital expenditures for the years ended December 31, 2009 and 2008, respectively.  Investing activities in 2009 also included $716,000 in cash and the loan balance credited to the purchase of a distributorship, along with proceeds of $489,000 from the final withdrawal in a limited partnership investment. Investing activities for 2008 also included net proceeds of $399,000 in short-term investments.

 Financing activities in 2009 included $5.01 million in payments for purchases of our common stock into treasury and $856,000 in common stock dividends paid. We borrowed $6.00 million on our line of credit in April 2009 through July 2009, which was repaid in full by November 2009.  We also incurred long-term debt of $4.12 million, offset by repayments of $1.90 million in 2009.  Financing activities in 2008 included $8.79 million in purchases of our common stock into treasury and $1.51 million in common stock dividends paid.  We also borrowed $4.00 million on our line of credit in July 2008, which was repaid in full by September 2008.

Stockholders’ equity decreased to $12.27 million at December 31, 2009 compared with $16.11 million at December 31, 2008. The decrease is due to the purchase of treasury stock from a significant shareholder for $6.12 million and our cash dividend of $856,000 for 2009, offset by our net income of $2.52 million for 2009.  Other changes to equity include the contribution of treasury shares to our ESOP of $465,000, and other equity-based compensation of $121,000.

Our working capital balance was $5.47 million at December 31, 2009 compared to $6.25 million at December 31, 2008. The current ratio at December 31, 2009 was 1.81 compared to 1.85 at previous year-end.

In late June 2009, we entered into a term loan with our primary lender in the principal amount of $4.12 million.  The term of the loan is for a period of two years with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 3.0%, subject to a 3.75% floor.  As of December 31, 2009, we are subject to the 3.75% floor.  Monthly principal and interest payments are based on a ten-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on June 29, 2011.  The loan includes revised financial covenants under which we are required to (1) maintain at all times a tangible net worth of not less than $10 million and (2) maintain at all times a ratio of total funded debt to EBITDA of not greater than 2.5 to 1.  The proceeds of the term loan were used to reduce the outstanding balance on the revolving credit facility we have with the lender.

The revolving credit facility is a $5 million secured revolving credit facility with the same lender that provided our term loan. This facility was renewed in September 2009 for a one-year term, and any advances accrue interest at a variable interest rate based on the 30-day LIBOR plus 3.0%, subject to a 4.0% floor. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. This facility bears the same financial covenants as the term loan. At December 31, 2009, we had no outstanding borrowings on the revolving line of credit facility and were in compliance with all financial covenants.

On August 31, 2009, we acquired an independent Reliv distributorship from its owner for an aggregate purchase price of $2,060,000.  We paid $500,000 of the purchase price to the owner at closing, credited the owner’s $216,119 outstanding loan balance due to us, and will pay the balance of the purchase price, $1,343,881, over a period of seven years at an annual rate of 5% with monthly payments of principal and interest totaling $18,994.

Management believes that our internally generated funds coupled with the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2010.

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

Revenue

We receive payment by credit card, personal check, or guaranteed funds for orders from independent distributors and make related commission payments in the following month. Net sales reflect product sales at suggested retail price less the distributor discount of 20% to 40%. Sales revenue and commission expenses are recorded when the merchandise is shipped, as this is the point title and risk of loss pass.  In accordance with FASB ASC, Topic 650-50, “Revenue Recognition-Customer Payments and Incentives,” we present distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor.

Actual and estimated returns are classified as a reduction of net sales.  We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for distributors to return product only upon termination of his or her distributorship.  Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.70% and 0.86% of net sales in 2009 and 2008, respectively.  We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold.  Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

Sales aids and promotional materials inventories represent distributor kits, product brochures, and other sales and business development materials which are held for sale to distributors.  Costs of the sales aids and promotional materials held for sale are capitalized as inventories and subsequently recorded to cost of goods sold upon recognition of revenue when sold to distributors.  All other advertising and promotional costs are expensed when incurred.

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

Legal Proceedings

In the ordinary course of business, we are subject to various legal proceedings, including lawsuits and other claims related to labor, product and other matters. We are required to assess the likelihood of adverse judgments and outcomes to these matters as well as the range of potential loss. Such assessments are required to determine whether a loss contingency reserve is required under the provisions of FASB ASC Topic 450, “Contingencies,” and to determine the amount of required reserves, if any. These assessments are subjective in nature. Management makes these assessments for each individual matter based on consultation with outside counsel and based on prior experience with similar claims. To the extent additional information becomes available or our strategies or assessments change, our estimates of potential liability for a given matter may change. Changes to estimates of liability would result in a corresponding additional charge or benefit recognized in the statement of operations in the period in which such changes become known. We recognize the costs associated with legal defense in the periods incurred. Accordingly, the future costs of defending claims are not included in our estimated liability.

Stock-Based Compensation

We have stock-based incentive plans which may grant stock option, restricted stock, and unrestricted stock awards.  We recognize stock-based compensation expense based on the grant date fair value of the award and the related vesting terms as proscribed in FASB ASC Topic 718, “Compensation-Stock Compensation.”  We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions.  For the years ended December 31, 2009 and 2008, we incurred employee stock-based compensation cost of $192,000 ($126,000 net of tax), and $186,000 ($123,000 net of tax), respectively.

Income Tax Matters

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” (ASC Topic 740) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized.  In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies.  If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.

At December 31, 2009, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $3.94 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $3.94 million has been established for these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.

At December 31, 2009, we also had deferred tax assets related to 2008 capital losses on investments with a tax value of $343,000. We have established a corresponding valuation allowance of $343,000 against this deferred tax asset as we do not anticipate having sufficient future capital gains to offset these capital losses.

The calculations of our tax liabilities involve dealing with uncertainties in the application of complex tax regulations. On January 1, 2007, we adopted provisions of ASC Topic 740 related to uncertain tax positions. As a result of the implementation of the provisions, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the guidance. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, or new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Fair Value

Effective January 1, 2008, we adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC Topic 820) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements.  ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  ASC Topic 820 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available.  Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The adoption of ASC Topic 820 did not have a significant impact on our consolidated financial statements.

Item No. 8 - Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A(T) - Controls and Procedures

Effectiveness of  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 20, 2010, which is expected to be filed with the Commission within 120 days after December 31, 2009.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 20, 2010, which is expected to be filed with the Commission within 120 days after December 31, 2009.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 20, 2010, which is expected to be filed with the Commission within 120 days after December 31, 2009.

Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 20, 2010, which is expected to be filed with the Commission within 120 days after December 31, 2009.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 20, 2010, which is expected to be filed with the Commission within 120 days after December 31, 2009.

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4	Letter Agreement with Southwest Bank of St. Louis dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 6, 2009).

10.5	Promissory Note with Southwest Bank of St. Louis dated June 29, 2009 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 6, 2009).

10.6*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.7*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.8	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

10.9*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.12*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.13*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.16*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.17
Rule 10b5-1 Stock Repurchase Plan dated June 12, 2008 between the Registrant and Canaccord Adams, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 13, 2008).

10.18
Stock Purchase Agreement dated July 24, 2008 by and between the Paul and Jane Meyer Family Foundation and Reliv International, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 30, 2008).

10.19
Stock Purchase Agreement dated July 24, 2008 by and between Centre Island Properties, Ltd. and Reliv International, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 30, 2008).

10.20	Standstill Letter from Paul J. Meyer to Robert L. Montgomery dated July 25, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed July 30, 2008).

10.21
Stock Purchase Agreement among the Paul and Jane Meyer Family Foundation and Reliv International, Inc. dated April 23, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 28, 2009).

10.22
Purchase Agreement by and among Michael G. Williams, Julie T. Williams and Reliv International, Inc. dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed September 3, 2009).

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

*Indicates management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 12, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 12, 2010

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date:	March 12, 2010

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 12, 2010

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 12, 2010

By:	/s/ Donald L. McCain
Donald L. McCain, Director

Date: March 12, 2010

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 12, 2010

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 12, 2010

By:	/s/ Denis St. John
Denis St. John, Director

Date: March 12, 2010

By:	/s/ Michael D. Smith
Michael D. Smith, Director

Date: March 12, 2010

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4	Letter Agreement with Southwest Bank of St. Louis dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 6, 2009).

10.5	Promissory Note with Southwest Bank of St. Louis dated June 29, 2009 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 6, 2009).

10.6*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.7*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.8	Agreement with Hydron Technologies, Inc. dated March 1, 2001 (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Registrant for year ended December 31, 2001).

10.9*	Amended and Restated Distributor Stock Purchase Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed May 9, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.12*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.13*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.16*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.17
Rule 10b5-1 Stock Repurchase Plan dated June 12, 2008 between the Registrant and Canaccord Adams, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 13, 2008).

10.18
Stock Purchase Agreement dated July 24, 2008 by and between the Paul and Jane Meyer Family Foundation and Reliv International, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 30, 2008).

10.19
Stock Purchase Agreement dated July 24, 2008 by and between Centre Island Properties, Ltd. and Reliv International, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 30, 2008).

10.20	Standstill Letter from Paul J. Meyer to Robert L. Montgomery dated July 25, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed July 30, 2008).

10.21
Stock Purchase Agreement among the Paul and Jane Meyer Family Foundation and Reliv International, Inc. dated April 23, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 28, 2009).

10.22
Purchase Agreement by and among Michael G. Williams, Julie T. Williams and Reliv International, Inc. dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed September 3, 2009).

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

*Indicates management compensation plan, contract or arrangement.

Reliv’ International, Inc.
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged in 2009 to perform an audit of the Company's internal control over financial reporting. Our 2009 audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 12, 2010

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$5,760,913	$4,460,637
Accounts and notes receivable, less allowances of $59,700 in 2009 and $10,200 in 2008	326,022	494,689
Accounts due from employees and distributors	78,500	241,532
Inventories:
Finished goods	3,073,570	3,533,371
Raw materials	1,388,140	1,710,319
Sales aids and promotional materials	622,694	978,264
Total inventories	5,084,404	6,221,954

Refundable income taxes	23,789	129,137
Prepaid expenses and other current assets	652,544	1,525,665
Deferred income taxes	303,000	522,000
Total current assets	12,229,172	13,595,614

Other assets	1,569,079	1,220,546
Accounts due from employees and distributors	-	164,462
Intangible assets, net	1,991,497	-

Property, plant, and equipment	18,629,377	18,288,571
Less accumulated depreciation	10,264,692	9,376,414
	8,364,685	8,912,157

Total assets	$24,154,433	$23,892,779

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2009	2008

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,242,289	$6,780,824
Current maturities of long-term debt	519,192	569,375
Total current liabilities	6,761,481	7,350,199

Noncurrent liabilities:
Long-term debt, less current maturities	4,719,542	-
Noncurrent deferred income taxes	-	70,000
Other noncurrent liabilities	406,544	364,990
Total noncurrent liabilities	5,126,086	434,990

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2009 and 2008	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,425,185 shares issued and 12,380,187 shares outstanding in 2009; 14,425,185 shares issued and 14,302,160 shares outstanding in 2008	14,425	14,425
Additional paid-in capital	30,228,573	30,321,066
Accumulated deficit	(11,279,526)	(12,938,430)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(627,704)	(663,478)
Treasury stock	(6,068,902)	(625,993)
Total stockholders’ equity	12,266,866	16,107,590

Total liabilities and stockholders’ equity	$24,154,433	$23,892,779

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2009	2008

Product sales	$75,845,599	$87,348,915
Handling & freight income	9,553,471	10,845,903
Net sales	85,399,070	98,194,818

Costs and expenses:
Cost of products sold	16,862,622	17,437,133
Distributor royalties and commissions	32,172,148	38,207,889
Selling, general, and administrative	32,557,704	36,881,041
Income from operations	3,806,596	5,668,755

Other income (expense):
Interest income	52,292	328,057
Interest expense	(173,867)	(37,327)
Loss on limited partnership investment	-	(595,887)
Other income	300,260	30,353
Income before income taxes	3,985,281	5,393,951
Provision for income taxes	1,470,000	2,513,000

Net income available to common
shareholders	$2,515,281	$2,880,951

Earnings per common share - Basic	$0.20	$0.19
Weighted average shares	12,894,000	15,213,000

Earnings per common share - Diluted	$0.20	$0.19
Weighted average shares	12,894,000	15,223,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2007	15,877,179	$15,877	$33,100,351	$(8,869,332)	$(419,179)	3,425	$(22,516)	$23,805,201
Net income	-	-		2,880,951	-	-	-	2,880,951
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	(244,299)	-	-	(244,299)
Total comprehensive income								2,636,652
Common stock dividends paid, $0.10 per share	-	-	-	(1,514,016)	-	-	-	(1,514,016)
Warrants granted under DSPP	-	-	92,229	-	-	-	-	92,229
Stock-based compensation	-	-	185,635	-	-	-	-	185,635
Contribution of treasury shares to ESOP	-	-	(21,073)	-	-	(53,500)	271,453	250,380
Common stock purchased for treasury	-	-	-	-	-	1,626,609	(9,357,732)	(9,357,732)
Retirement of treasury stock	(1,453,509)	(1,454)	(3,045,315)	(5,436,033)	-	(1,453,509)	8,482,802	-
Options and warrants exercised	1,515	2	6,967	-	-	-	-	6,969
Other	-	-	2,272	-	-	-	-	2,272
Balance at December 31, 2008	14,425,185	14,425	30,321,066	(12,938,430)	(663,478)	123,025	(625,993)	16,107,590
Net income	-	-	-	2,515,281	-	-	-	2,515,281
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	35,774	-	-	35,774
Total comprehensive income								2,551,055
Common stock dividends paid, $0.07 per share	-	-	-	(856,377)	-	-	-	(856,377)
Stock-based compensation, net of excess tax benefits	-	-	120,632	-	-	-	-	120,632
Contribution of treasury shares to ESOP	-	-	(213,125)	-	-	(150,000)	678,125	465,000
Common stock purchased for treasury	-	-	-	-	-	2,071,973	(6,121,034)	(6,121,034)
Balance at December 31, 2009	14,425,185	$14,425	$30,228,573	$(11,279,526)	$(627,704)	2,044,998	$(6,068,902)	$12,266,866

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2009	2008
Operating activities
Net income	$2,515,281	$2,880,951
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,192,948	1,200,892
Stock-based compensation	120,632	277,864
Contribution of treasury shares to ESOP	465,000	250,380
Loss on limited partnership investment	-	595,887
Deferred income taxes	52,000	140,430
Foreign currency transaction (gain)/loss	(147,606)	72,434
(Increase) decrease in accounts and notes receivable	505,788	376,277
(Increase) decrease in inventories	1,237,953	(231,833)
(Increase) decrease in refundable income taxes	107,269	233,431
(Increase) decrease in prepaid expenses and other
current assets	349,214	(210,161)
(Increase) decrease in other assets	(288,027)	640,411
Increase (decrease) in accounts payable & accrued
expenses and other non-current liabilities	(603,771)	(2,370,437)
Increase (decrease) in income taxes payable	-	(110,000)
Net cash provided by operating activities	5,506,681	3,746,526

Investing activities
Proceeds from sale of property, plant, and equipment	3,978	28,445
Purchase of property, plant, and equipment	(537,617)	(929,874)
Purchase of distributorship	(716,119)	-
Purchase of investments	-	(1,521,111)
Proceeds from final withdrawal from limited partnership investment	488,633	-
Proceeds from sales or maturities of investments, at cost	-	1,919,703
Net cash used in investing activities	(761,125)	(502,837)

Financing activities
Proceeds from line of credit borrowings	6,000,000	4,000,000
Repayment of line of credit borrowings	(6,000,000)	(4,000,000)
Proceeds from term loan borrowings	4,120,000	-
Principal payments on short and long-term borrowings	(1,901,442)	-
Common stock dividends paid	(856,377)	(1,514,016)
Proceeds from options and warrants exercised	-	6,969
Purchase of stock for treasury	(5,014,115)	(8,788,357)
Other	-	2,272
Net cash used in financing activities	(3,651,934)	(10,293,132)
Effect of exchange rate changes on cash and cash
equivalents	206,654	(184,619)
Increase (decrease) in cash and cash equivalents	1,300,276	(7,234,062)
Cash and cash equivalents at beginning of year	4,460,637	11,694,699
Cash and cash equivalents at end of year	$5,760,913	$4,460,637

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2009	2008

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$177,200	$33,171

Income taxes	$1,378,000	$2,143,000

Noncash investing and financing transactions:
Issuance of promissory notes for purchase
of stock for treasury	$1,106,919	$569,375

Obligation for purchase of distributorship	$1,343,881	$-

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv’ International, Inc. (the Company) produces a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management, and sports nutrition.  These products are sold by subsidiaries of the Company to a sales force of independent distributors and licensees of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Austria, Brunei, Canada, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore, and the United Kingdom.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost or market. Product cost includes raw materials, labor, and overhead costs and is accounted for on a first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels, as compared to future demand requirements and the shelf life of the various products.  Based on this review, the Company records inventory write-downs when necessary.

Sales aids and promotional materials inventories represent distributor kits, product brochures, and other sales and business development materials which are held for sale to distributors.  Cost of the sales aids and promotional materials held for sale are capitalized as inventories and subsequently recorded to cost of goods sold upon recognition of revenue when sold to distributors.  All other advertising and promotional costs are expensed when incurred.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Statements of income amounts have been translated using the average exchange rate for the year.  The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).  The foreign currency translation adjustment is the only component of accumulated other comprehensive loss.   Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The transaction (gains) losses were ($147,606) and $72,434 for 2009 and 2008, respectively.

Revenue Recognition

The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. Generally, net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped, as this is the point title and risk of loss pass.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-50, “Revenue Recognition – Customer Payments and Incentives,” the Company presents distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor.

Actual and estimated sales returns are classified as a reduction of net sales.  The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience.  The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship.  Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products.  For the years ended December 31, 2009 and 2008, total returns as a percent of net sales were approximately 0.70% and 0.86%, respectively.

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

Stock-Based Compensation

The Company has stock-based incentive plans which may grant stock option, restricted stock, and unrestricted stock awards.  The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms.  The fair value of stock-based awards is determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield.  See Note 7 for additional information.

The Company accounts for options granted to non-employees and warrants granted to distributors under the fair value approach required by FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees.”

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income result from financial statement accruals and reserves and differences between depreciation for book and tax purposes.

Unrecognized tax benefits are accounted for as required by FASB ASC Topic 740 which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return.  See Note 11 for further discussion.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements.  See Note 4 for further discussion.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Amortizable Intangible Assets

The Company records intangible assets based on management’s fair value of the respective assets.  Determining the fair value of intangible assets is judgmental and involves the use of significant estimates and assumptions of future company operations.  The Company bases its fair value estimates and related asset lives on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from these estimates.

Intangible assets estimated to have finite estimable lives are amortized over their estimated economic life under the straight-line method.  Based on management’s estimates, these lives range from two to fifteen years.  Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of income.  See Note 16 for further information.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred.  The Company recorded $91,000 and $68,000 of advertising expense in 2009 and 2008, respectively.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $551,000 and $397,000 in 2009 and 2008, respectively.

Cash Equivalents

The Company's policy is to consider the following as cash and cash equivalents:  demand deposits, short-term investments with a maturity of three months or less when purchased, and highly liquid debt securities with both insignificant interest rate risk and with original maturities from the date of purchase of generally three months or less.

Short-Term Investments

Short-term investments consist of certificates of deposit with original maturities at acquisition ranging from greater than ninety days and less than one year.  Income generated from all short-term investments is presented as interest income in the consolidated statements of income.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Subsequent Events

Effective June 15, 2009, the Company adopted the provisions of FASB ASC 855, “Subsequent Events.”  ASC 855 requires entities to evaluate subsequent events through the date the consolidated financial statements are issued.  The Company has determined that no material subsequent events have occurred.

2.   Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2009 and 2008, consist of the following:

	2009	2008

Land and land improvements	$852,147	$852,147
Building	9,851,829	9,786,037
Machinery and equipment	3,426,720	3,293,526
Office equipment	1,494,915	1,452,015
Computer equipment and software	3,003,766	2,904,846
	18,629,377	18,288,571
Less accumulated depreciation	10,264,692	9,376,414
	$8,364,685	$8,912,157

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2009 and 2008, consist of the following:

	2009	2008

Trade payables	$2,627,674	$2,948,467
Distributors' commissions	2,674,247	2,809,164
Sales taxes	362,612	374,643
Payroll and payroll taxes	577,756	648,550
	$6,242,289	$6,780,824

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.  Fair Value of Financial Instruments

The fair value of financial instruments at December 31, 2009 and 2008 were as follows:

	Fair
Description	Value	Level 1	Level 2	Level 3

December 31, 2009
Long-term debt	$5,184,000	-	$5,184,000	-
Marketable securities (1)	200,000	$200,000	-	-

December 31, 2008
Marketable securities (1)	155,000	155,000	-	-

(1)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the consolidated balance sheets.

Fair value can be measured using valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

At December 31, 2009, the carrying amount and fair value of the Company’s financial instruments are approximately as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$5,238,734	$5,184,000	$-	$-
Marketable securities	200,000	200,000	155,000	155,000
Notes payable	-	-	569,375	569,375

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Long-Term Debt

Long-term debt at December 31, 2009 and 2008 consists of the following:

	2009	2008

Term loan	$3,948,768	$-

Series of five notes issued from October 2008 through December 2008 for purchase of treasury stock	-	569,375

Obligation for purchase of distributorship	1,289,966	-
	5,238,734	569,375
Less current maturities	519,192	569,375
	$4,719,542	$-

Principal maturities of long-term debt at December 31, 2009, are as follows:

2010	$519,192
2011	3,772,593
2012	184,781
2013	194,234
2014	204,172
Thereafter	363,762
$5,238,734

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

Effective October 1, 2008, the Company entered into a new $5 million revolving loan agreement (2008) for a one year term with its primary lender.  Effective October 1, 2009, upon expiration of the 2008 revolving loan agreement, the Company entered into a new one-year revolving loan agreement (2009) with its primary lender.  Similar to the prior agreements, the lender agreed to provide a line of credit for the Company in the amount of $5 million.  Any advances under the revolver accrue interest at a variable interest rate based on 30-day LIBOR + 3.0%, subject to a 4.0% floor.  Interest, if any, is payable monthly.  At December 31, 2009, the outstanding revolving line of credit balance was zero.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Long-Term Debt (continued)

2009 Purchases of Stock for Treasury and related Borrowings

In April 2009, the Company entered into a Stock Purchase Agreement with a significant shareholder (Seller) to purchase 2,068,973 shares of the Company’s common stock for $6,106,919 (an average price of $2.95 per share).  To finance the purchase, the Company borrowed $5 million under its 2008 revolving line of credit and issued a promissory note to the Seller for $1,106,919.  The promissory note bore interest at 6% per annum with all principal and interest due no later than ninety days from closing.  The Company repaid this promissory note in July 2009 by borrowing $1 million from its 2008 revolving line of credit.

In June 2009, the Company entered into a term loan agreement with its primary lender for $4.12 million and used all of the proceeds to reduce its revolving line of credit balance.  The term loan is a for a period of two years with interest accruing at a floating interest rate based on the 30-day LIBOR plus 3%, subject to a 3.75% floor.  As of December 31, 2009, the term loan’s interest rate was 3.75%.  Monthly principal and interest are based on a ten-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on June 29, 2011.

The term loan agreement and 2009 revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company’s headquarters.  These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $10 million, and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5:1.  At December 31, 2009, the Company was in compliance with its loan covenants.

Obligation for Purchase of Distributorship

As described in Note 16, on August 31, 2009, the Company incurred a long-term obligation of $1,343,881 in the purchase of a Reliv distributorship.  The Company will pay this obligation in monthly payments of principal and interest totaling $18,994 over a seven-year term with an annual interest rate of 5%.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Long-Term Debt (continued)

2008 Purchases of Stock for Treasury and related Borrowings (continued)

Under the aforementioned first refusal provision, from October 2008 through December 2008, the Company purchased 187,500 shares of the Company’s common stock for $928,875 in a series of transactions.  A portion of the total purchase was paid utilizing available cash on hand and the Company issued a series of five notes payable aggregating to $569,375 for the remaining amount due.  The five notes range in amounts from $73,375 to $132,250 with the following key terms:  interest payable quarterly at 6%; all outstanding principal and unpaid interest due two years from each note’s issuance date; and no prepayment penalty.  At December 31, 2008, the Company classified the outstanding notes payable balance of $569,375 as a current liability in the accompanying consolidated balance sheets as the Company repaid the notes in 2009.

6. Limited Partnership Investment

In June 2006, the Company contributed $1,000,000 as a limited partner in a private equity fund.  In accordance with FASB ASC Topic 323-30, “Investments – Equity Methods and Joint Ventures,” the Company accounted for its investment under the equity method.  Under this method, the Company’s proportionate share of partnership income or loss was recorded to gain or loss on limited partnership investment with a corresponding increase or decrease in the carrying value of its investment.  For the year ended December 31, 2008, the Company’s partnership loss was $596,000.

In 2008, the Company delivered notice to the partnership’s general partner of its notice to fully withdraw from the partnership.  Therefore, the carrying value of the investment at December 31, 2008 of $489,000 was included in “Prepaid Expenses and Other Current Assets” in the accompanying consolidated balances sheets.  Upon final cessation of the partnership in 2009, the Company received cash from the partnership of $489,000.

7. Stockholders’ Equity

Stock Options

2009 Incentive Stock Plan

The Company sponsors an incentive stock plan (the “2009 Plan”) allowing for a maximum of 1,000,000 shares to be granted in the form of either incentive stock options, non-qualified stock options, restricted stock awards, or unrestricted stock awards.  Employees, directors, advisors, and consultants of the Company are eligible to receive the grants.  The plan has been approved by the stockholders of the Company.  The Compensation Committee of the Board of Directors administers the plan.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

 Stock Options (continued)

The 2009 Plan provides that options may be issued under the plan at an option price not less than fair market value of the stock at the time the option is granted.  Under the 2009 Plan, restricted stock of the Company may be granted at no cost to the grantee.  The grantees are entitled to dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during the requisite service period.  In addition, the committee may grant or sell unrestricted stock at a purchase price to be determined by the committee.

Vesting terms and restrictions, if applicable, under the plan, are set by the committee and will be 10 years or less.  The 2009 Plan expires in 2019.  As of December 31, 2009, grants under the 2009 Plan are nil.

2003 Stock Option Plan

The Company sponsors a stock option plan (the “2003 Plan”) allowing for incentive stock options and non-qualified stock options to be granted to employees and eligible directors.  The plan has been approved by the stockholders of the Company.  The 2003 Plan provided that a maximum of 1,000,000 shares may be issued under the plan at an option price not less than the fair market value of the stock at the time the option is granted.  The options vest pursuant to the schedule set forth for the plan.  With stockholder approval of the 2009 Incentive Stock Plan, the Board of Directors resolved not to award any additional stock option grants under the 2003 Plan.

In 2005, the Company issued grants of 543,000 shares under the 2003 Plan.  The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant. These option grants precede the Company’s 2006 adoption of FASB ASC Topic 718, “Compensation – Stock Compensation.” Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants.

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

In August 2007, the Company granted options to purchase 216,000 shares of common stock under the 2003 Plan.  The options were issued with an exercise price of $9.74 which was equal to the fair value of the shares at the time of grant.

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

Compensation cost for the stock option plans was approximately $192,000 ($126,000 net of tax) and $186,000 ($123,000 net of tax) for the years ended December 31, 2009 and 2008, respectively, and has been recorded in selling, general, and administrative expense.  As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options totaled $432,000 ($285,000 net of tax), which will be amortized over the weighted remaining requisite service period of 2.3 years.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2009		2008
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	763,000	$8.31	725,500	$8.48
Granted	-		41,500	5.41
Exercised	-		-
Forfeited	(9,000)	9.74	(4,000)	9.74
Outstanding at end of year	754,000	$8.29	763,000	$8.31

Exercisable at end of year	576,875	$8.06	515,000	$7.96

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

 Stock Options (continued)

	As of December 31, 2009
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

$5.28 - $5.50	41,500	3.67	$5.41	12,500	3.67	$5.50
$7.92	485,000	5.00	7.92	485,000	5.00	7.92
$8.68	30,000	5.79	8.68	30,000	5.79	8.68
$9.74	197,500	2.58	9.74	49,375	2.58	9.74
$5.28 - $9.74	754,000	4.33	$8.29	576,875	4.81	$8.06

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2009 was $-0-.  Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

For the years ended December 31, 2009 and 2008, stock options exercised was nil.

Distributor Stock Purchase Plan

 In November 1998, the Company established a Distributor Stock Purchase Plan (1998 Plan).  The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company’s common stock at the current market value.  The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company’s common stock based on the number of shares purchased by the distributors under the plan during the year.  The warrant exercise price will equal the market price for the Company’s common stock at the date of issuance.  The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year.  This plan commenced in January 1999, and a total of 26,134 warrants were issued during the year ended December 31, 2008.  The warrants are fully vested upon grant.  The weighted average fair value of warrants granted during 2008 was $1.30 per share.

The 1998 Plan was established with a ten-year life.  As a result, there will be no further grants from this Plan.  Upon exercise, forfeiture or expiration of all outstanding warrants, the 1998 Plan will terminate.

In July 2009, the Company established a new Distributor Stock Purchase Plan (2009 Plan) to replace the expired 1998 Plan.  The 2009 Plan, which is similar to the 1998 Plan, commenced in August 2009.  A total of 3,179 warrants, at a fair value of $1.06, were issued on December 31, 2009.  The warrants are fully vested upon grant.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

The Company records expense under the fair value method for warrants granted to distributors.  Total expense recorded for these warrants was $-0- and $92,229 in 2009 and 2008, respectively.

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2009	2008

Expected warrant life (years)	2.5	2.5
Risk-free weighted average interest rate	1.70%	1.20%
Stock price volatility	0.540	0.502
Dividend yield	1.2%	2.2%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2009		2008
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	79,040	$7.25	79,724	$9.95
Granted	3,179	3.28	26,134	4.60
Exercised	-		(1,515)	4.60
Expired and forfeited	(28,530)	8.68	(25,303)	13.18
Outstanding at end of year	53,689	$6.25	79,040	$7.25

Exercisable at end of year	53,689		79,040

	As of December 31, 2009
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 3.28	3,179	3.00	$3.28	3,179	$3.28
$ 4.60	24,619	1.88	4.60	24,619	4.60
$ 8.19	25,891	1.00	8.19	25,891	8.19
$3.28 - $8.19	53,689	1.52	$6.25	53,689	$6.25

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock warrants exercised for the years ended December 31 follows:

	Year ended December 31
	2009	2008

Stock Warrants Exercised:
Intrinsic value	$-	$1,000
Actual tax benefit realized	-	-
Cash received	-	7,000

The intrinsic value for stock warrants outstanding at December 31, 2009 was $-0- with a weighted average remaining life of 1.52 years.

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2009	2008
Numerator:
Net income	$2,515,281	$2,880,951
Denominator:
Denominator for basic earnings per share – weighted average shares	12,894,000	15,213,000

Dilutive effect of employee stock options and other warrants	-	10,000

Denominator for diluted earnings per share – adjusted weighted average shares	12,894,000	15,223,000

Basic earnings per share	$0.20	$0.19
Diluted earnings per share	$0.20	$0.19

For the year ended December 31, 2009, options and warrants totaling 804,510 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.  For the year ended December 31, 2008, options and warrants totaling 775,921 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Leases

The Company leases certain office facilities, storage, equipment, and automobiles. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2009:

2010	$436,276
2011	350,810
2012	216,148
2013	121,542
2014	111,993
Thereafter	50,159
$1,286,928

Rent expense for operating leases was $510,550, and $689,535 for the years ended December 31, 2009 and 2008, respectively.

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

At December 31, 2007, the Company held forward exchange contracts totaling $588,000 with maturities through December 2008.  All such contracts were denominated in Canadian Dollars.  At December 31, 2009 and 2008, respectively, the Company no longer held any forward exchange contracts.  The increase (decrease) in the aggregate accrued loss on these contracts was $-0- and ($14,000) for the years ended December 31, 2009 and 2008, respectively.

11. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended December 31
	2009	2008

United States	$5,828,091	$7,946,609
Foreign	(1,842,810)	(2,552,658)
	$3,985,281	$5,393,951

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the provision for income taxes are as follows:

	Year ended December 31
	2009	2008
Current:
Federal	$1,236,000	$2,010,000
State	185,000	313,000
Foreign	33,000	11,000
Total current	1,454,000	2,334,000

Deferred:
Federal	14,000	112,000
State	2,000	18,000
Foreign	-	49,000
Total deferred	16,000	179,000
	$1,470,000	$2,513,000

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34% for 2009 and 2008, respectively.  The reasons for these differences are as follows:

	Year ended December 31
	2009	2008

Income taxes at U.S. statutory rate	$1,355,000	$1,834,000
State income taxes, net of federal benefit	204,000	348,000
Lower effective taxes on earnings in other countries	(13,000)	(20,000)
Foreign corporate income taxes	33,000	60,000
Executive life insurance expense	-	9,000
Nondeductible meals and entertainment expense	35,000	46,000
Qualified production activities income - American Jobs Creation Act	(44,000)	(73,000)
Deferred tax asset valuation allowance - investment losses	-	343,000
Other	(100,000)	(34,000)
	$1,470,000	$2,513,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2009 and 2008, are as follows:

	2009	2008
Deferred tax assets:
Product refund reserve	$92,000	$143,000
Inventory obsolescence reserve	12,000	18,000
Vacation accrual	29,000	28,000
Stock-based compensation	189,000	154,000
Organization costs	91,000	146,000
Deferred compensation	64,000	50,000
Capital losses on investments	343,000	446,000
Valuation allowance - investment losses	(343,000)	(396,000)
Miscellaneous accrued expenses	52,000	71,000
Foreign net operating loss carryforwards	3,935,000	4,066,000
Valuation allowance - NOL carryforwards	(3,935,000)	(4,066,000)
	529,000	660,000
Deferred tax liabilities:
Depreciation	129,000	208,000
Net deferred tax assets (liabilities)	$400,000	$452,000

Reported as:
Current deferred tax assets	$303,000	$522,000
Non-current deferred tax assets (1)	97,000	-
Non-current deferred tax liabilities	-	70,000
Net deferred tax assets (liabilities)	$400,000	$452,000

(1)	Included within other non-current assets on the consolidated balance sheets.

The Company has a deferred tax asset of $3,935,000 as of December 31, 2009, and $4,066,000 as of December 31, 2008, relating to foreign net operating loss carryforwards.  The Company has recorded a valuation allowance as it is more likely than not that this asset will not be realized before it expires beginning in 2010.

The Company has a deferred tax asset as of December 31, 2009 related primarily to 2008 capital losses on investments with a tax value of $343,000. The Company has established a corresponding valuation allowance of $343,000 as it does not anticipate having sufficient future capital gains to offset these capital losses.  The capital loss carryforward expires in 2013.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

Through December 31, 2009, the Company has not recorded a provision for income taxes on the earnings of several of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside the U.S.  The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $64,000 at December 31, 2009.  Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for foreign income taxes paid would be available to significantly reduce any U.S tax liability if foreign earnings are remitted.

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

The Company applied FASB guidance relating to accounting for uncertainty in income taxes. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions.  It is the Company’s practice to recognize interest and / or penalties related to income tax matters in income tax expense.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2008	$220,500
Settlements and effective settlements with tax authorities	(90,100)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	43,800
Decreases in balances related to tax positions taken during prior periods	(36,500)
Increases in balances related to tax positions taken during current period	22,500
Balance as of December 31, 2008	$160,200
Settlements and effective settlements with tax authorities	(1,400)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(15,000)
Increases in balances related to tax positions taken during current period	23,000
Balance as of December 31, 2009	$166,800

At December 31, 2009 and 2008, the Company had balances of $166,800 and $160,200, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within current liabilities and the amount expected to be settled after one year is recorded in other non-current liabilities.

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

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches a percentage of the employee’s contribution at a rate of 25% in 2009 and 50% in 2008.  Company contributions under the 401(k) plan totaled $147,000 and $297,000 in 2009 and 2008, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees.  Contributions to the ESOP are funded by the Company on a discretionary basis. In 2009 and 2008, the Company’s contribution consisted of shares of common stock from treasury measured by the fair value of the stock on date of contribution. Company contributions under the ESOP plan totaled approximately $465,000 and $250,000 in each of the years ended December 31, 2009 and 2008, respectively.

13. Incentive Compensation Plans

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan.  This new plan was effective for fiscal year 2007 and replaced a previous plan.  Under the plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000.  For fiscal years 2009 and 2008, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 16% of the Company’s Income from Operations.  The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans (continued)

The Company expensed a total of $723,000 and $1,016,000 to the participants of the bonus pool for 2009 and 2008, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust.  A grantor trust was established to hold the assets of the SERP.  The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral.  Investment earnings and losses accrue to the benefit or detriment of the participants.  The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution.  In 2009 and 2008, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant.  At December 31, 2009 and 2008, SERP assets were $200,000 and $155,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2009 and 2008, SERP liabilities were $211,000 and $170,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets.  The changes in the balances of SERP assets and SERP liabilities during 2009 and 2008 were due to net realized and unrealized investment gains/losses incurred by the plan and a $420,000 participant withdrawal in 2008.

14. Related Party Transactions

An officer/director of the Company is of counsel in a law firm which provides legal services to the Company.  During the years ended December 31, 2009 and 2008, the Company incurred legal fees to this firm of approximately $27,000 and $28,000, respectively.

Prior to November 2008, an officer/director of the Company had a minority ownership position in a vendor that supplies finished goods to the Company.  Under this relationship, the Company provides the vendor a significant portion of the raw materials for the vendor’s conversion to finished goods.  The vendor reimburses the Company for Company-supplied raw materials and charges the Company a fee for the conversion.  During the year ended December 31, 2008, the Company’s net purchases from this vendor were $79,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Restructuring of European Operations

In June 2008, the Company began closing the operations of its Reliv Germany subsidiary.  Under this restructuring plan, the Company now manages its sales, marketing, and overall general management for its entire European operations from its existing Reliv United Kingdom office.  While this plan resulted in the closing of the Reliv Germany office, the Company’s Germany distribution center remains open to support that region’s customers.  In the second quarter of 2008, the Company incurred a charge of $215,000 ($110,000 net of tax) for employee severance and lease exit costs.  The Company expects that the December 31, 2009 reserve balance will be settled over the next twelve months.

The following is a summary of the costs incurred and payments made by category.  (These costs have been recorded in Selling, General and Administrative within the Consolidated Statements of Income).

	Employee	Lease
	Severance	Exit	Total

Original charges and reserve balance	$107,000	$108,000	$215,000

Additional charges in 2008	17,500	-	17,500
Amounts settled in 2008	(124,500)	(42,000)	(166,500)
Reserve balance at December 31, 2008	-	66,000	66,000

Amounts settled in 1st quarter 2009	-	(13,000)	(13,000)
Reserve balance at March 31, 2009	-	53,000	53,000

Amounts settled and sublease income adjustment in second quarter 2009	-	(20,000)	(20,000)
Reserve balance at June 30, 2009	-	33,000	33,000

Amounts settled in 3rd quarter 2009	-	(7,000)	(7,000)
Reserve balance at September 30, 2009	-	26,000	26,000

Amounts settled in 4th quarter 2009	-	(9,000)	(9,000)
Reserve balance at December 31, 2009	$-	$17,000	$17,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Purchase of Reliv Distributorship

On August 31, 2009, the Company acquired an independent Reliv distributorship from its owner for an aggregate purchase price of $2,060,000.  The Company paid $500,000 of the purchase price to the owner at closing, credited the owner’s $216,119 outstanding loan balance due to the Company, and will pay the balance of the purchase price, $1,343,881, over a period of seven years, plus interest at an annual rate of 5%, with monthly payments of principal and interest totaling $18,994.  As a condition to the transaction, the contract contains a non-compete clause of two years and non-solicitation clause of Company distributors for a term of seven years.

The Company allocated the purchase price to its components based on the relative fair values of assets acquired, accounting for the acquisition of the distributorship as an intangible asset with an estimated value of $1,648,000 and useful life of fifteen years.  For the non-compete provision and non-solicitation provision, the Company allocated $103,000 and $309,000 respectively, based upon these assets relative fair value estimates and their respective contractual terms.

The distributorship, non-compete, and non-solicit assets, net of accumulated amortization of $68,503 at December 31, 2009, are presented as “Intangible assets, net” in the accompanying consolidated balance sheets and are subject to review for potential impairment going forward.

As of December 31, 2009, the Company had amortizable intangible assets as follows:

			Accumulated
	Gross Carrying Amount		Amortization
	2009	2008	2009	2008

Distributorship	$1,648,000	-	$36,622	-
Non-compete agreement	103,000	-	17,167	-
Non-solicitation agreement	309,000	-	14,714	-
	$2,060,000	-	$68,503	-

Amortization expense (straight-line method) for intangible assets totaled $68,503 and $-0- in 2009 and 2008, respectively.  Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2010	$205,500
2011	188,300
2012	154,000
2013	154,000
2014	154,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Segment Information

Description of Products and Services by Segment

The Company operates in one reportable segment, a network marketing segment consisting of  six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers.   These operating units are based on geographic regions.

Geographic area data for the years ended December 31, 2009 and 2008, follow:

	2009	2008

Net sales to external customers
United States	$75,041,461	$85,382,045
Australia/New Zealand	2,458,834	2,680,540
Canada	1,548,086	1,660,207
Mexico	1,371,127	1,542,567
Europe (1)	1,334,908	1,528,385
Asia (2)	3,644,654	5,401,074
Total net sales	$85,399,070	$98,194,818

Assets by area
United States	$20,004,454	$20,136,254
Australia/New Zealand	796,189	485,377
Canada	257,825	238,379
Mexico	681,285	648,009
Europe (1)	466,152	473,240
Asia (2)	1,948,528	1,911,520
Total consolidated assets	$24,154,433	$23,892,779

(1)	Europe consists of United Kingdom, Ireland, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, Brunei, and Indonesia.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Segment Information (continued)

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2009 and 2008, follow:

	2009	2008

Net sales by product category
Nutritional and dietary supplements	$72,556,665	$84,156,989
Skin care products	984,985	995,636
Sales aids and other	2,303,949	2,196,290
Handling & freight income	9,553,471	10,845,903
Total net sales	$85,399,070	$98,194,818