Form 10-Q
period 2010-03-31
RELIV INTERNATIONAL INC
filed 2010-05-10
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2010 was 12,380,187 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item No. 4	Controls and Procedures	12

PART II – OTHER INFORMATION

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item No. 6	Exhibits	12

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,150,487	$5,760,913
Accounts and notes receivable, less allowances of $62,000 in 2010 and $59,700 in 2009	322,815	326,022
Accounts due from employees and distributors	74,519	78,500
Inventories
Finished goods	3,157,007	3,073,570
Raw materials	1,346,921	1,388,140
Sales aids and promotional materials	695,247	622,694
Total inventories	5,199,175	5,084,404

Refundable income taxes	-	23,789
Prepaid expenses and other current assets	1,195,316	652,544
Deferred income taxes	303,000	303,000
Total current assets	14,245,312	12,229,172

Other assets	1,875,067	1,569,079
Intangible assets, net	1,940,119	1,991,497

Property, plant and equipment:
Land and land improvements	852,147	852,147
Building	9,904,014	9,851,829
Machinery & equipment	3,423,242	3,426,720
Office equipment	1,502,602	1,494,915
Computer equipment & software	2,999,241	3,003,766
	18,681,246	18,629,377
Less: Accumulated depreciation	10,468,399	10,264,692
Net property, plant and equipment	8,212,847	8,364,685

Total assets	$26,273,345	$24,154,433

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2010	2009
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,565,640	$2,627,674
Distributors commissions payable	2,815,329	2,674,247
Sales taxes payable	407,445	362,612
Payroll and payroll taxes payable	584,610	577,756
Total accounts payable and accrued expenses	7,373,024	6,242,289

Income taxes payable	275,177	-
Current maturities of long-term debt	524,592	519,192
Total current liabilities	8,172,793	6,761,481

Noncurrent liabilities:
Long-term debt, less current maturities	4,585,874	4,719,542
Other noncurrent liabilities	406,120	406,544
Total noncurrent liabilities	4,991,994	5,126,086

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2010 and 2009	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,425,185 shares issued and 12,380,187 shares outstanding as of 3/31/2010; 14,425,185 shares issued and 12,380,187 shares outstanding as of 12/31/2009	14,425	14,425
Additional paid-in capital	30,278,746	30,228,573
Accumulated deficit	(10,533,050)	(11,279,526)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(582,661)	(627,704)
Treasury stock	(6,068,902)	(6,068,902)

Total stockholders' equity	13,108,558	12,266,866

Total liabilities and stockholders' equity	$26,273,345	$24,154,433

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended March 31
	2010	2009

Product sales	$20,257,680	$21,166,181
Handling & freight income	2,469,571	2,624,809

Net sales	22,727,251	23,790,990

Costs and expenses:
Cost of products sold	4,556,382	4,575,751
Distributor royalties and commissions	8,480,076	8,937,667
Selling, general and administrative	8,543,450	8,617,873

Total costs and expenses	21,579,908	22,131,291

Income from operations	1,147,343	1,659,699

Other income (expense):
Interest income	9,526	20,715
Interest expense	(51,676)	(9,550)
Other income	57,283	12,055

Income before income taxes	1,162,476	1,682,919
Provision for income taxes	416,000	671,000

Net income	$746,476	$1,011,919

Earnings per common share - Basic	$0.06	$0.07
Weighted average shares	12,380,000	14,299,000

Earnings per common share - Diluted	$0.06	$0.07
Weighted average shares	12,380,000	14,299,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2010	2009

Operating activities:
Net income	$746,476	$1,011,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302,444	277,010
Stock-based compensation	50,173	51,829
Deferred income taxes	(42,000)	(29,000)
Foreign currency transaction (gain)/loss	(23,203)	12,819
(Increase) decrease in accounts and notes receivable	15,820	251,858
(Increase) decrease in inventories	(89,152)	(485,459)
(Increase) decrease in refundable income taxes	23,789	128,319
(Increase) decrease in prepaid expenses and other current assets	(538,096)	(316,049)
(Increase) decrease in other assets	(273,103)	(252,355)
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	1,103,295	1,598,651
Increase (decrease) in income taxes payable	274,961	523,255

Net cash provided by operating activities	1,551,404	2,772,797

Investing activities:
Proceeds from the sale of property, plant and equipment	3,083	-
Purchase of property, plant and equipment	(91,041)	(146,131)
Proceeds from final withdrawal from limited partnership investment	-	488,633

Net cash provided by (used in) investing activities	(87,958)	342,502

Financing activities:
Principal payments on short and long-term borrowings	(128,268)	(569,375)
Purchase of stock for treasury	-	(14,115)

Net cash used in financing activities	(128,268)	(583,490)

Effect of exchange rate changes on cash and cash equivalents	54,396	(9,111)

Increase (decrease) in cash and cash equivalents	1,389,574	2,522,698

Cash and cash equivalents at beginning of period	5,760,913	4,460,637

Cash and cash equivalents at end of period	$7,150,487	$6,983,335

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2010

Note 1—	Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2009, filed March 12, 2010 with the Securities and Exchange Commission.

Adoption of New Accounting Standards

Effective January 1, 2010, the Company adopted the amendments to ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820").  The amendments require new disclosures for transfers in and out of fair value hierarchy Levels 1 and 2 and activity within fair value hierarchy Level 3.  The amendments also clarify existing disclosures regarding the disaggregation for each class of assets and liabilities, and the disclosures about inputs and valuation techniques.  The amendments to ASC 820 did not have a material impact on the Company's consolidated financial statements.

Note 2—	Comprehensive Income

Total comprehensive income was $791,519 and $903,812 for the three months ended March 31, 2010 and March 31, 2009, respectively.  The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31
	2010	2009
Numerator:
Net income	$746,476	$1,011,919

Denominator:
Denominator for basic earnings per share—weighted average shares	12,380,000	14,299,000
Dilutive effect of employee stock options and other warrants	-	-

Denominator for diluted earnings per share—adjusted weighted average shares	12,380,000	14,299,000

Basic earnings per share	$0.06	$0.07
Diluted earnings per share	$0.06	$0.07

Options and warrants to purchase 806,689 and 842,040 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2010

Note 4—	Fair Value Measurements

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

Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments at March 31, 2010 and December 31, 2009 were as follows:

		Fair Value
			Using Quoted	Using Significant
		Total	Prices in	Other Observable
	Carrying	Fair	Active Markets	Inputs
Description	Amount	Value	(Level 1)	(Level 2)

March 31, 2010

Long-term debt (1)	$5,110,466	$5,060,000	$-	$5,060,000

Marketable securities (2)	215,000	215,000	215,000	-

December 31, 2009

Long-term debt (1)	$5,238,734	$5,184,000	$-	$5,184,000

Marketable securities (2)	200,000	200,000	200,000	-

(1)
The fair value of the Company's variable interest rate debt approximates carrying value due to the short-term duration of the debt and the frequent re-setting of its variable interest rate.  The fair value of the of the Company's fixed interest rate long-term obligation was estimated by management based upon the rate available at the balance sheet date for the additional unused credit available to the Company.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 85.6% of worldwide net sales for the three months ended March 31, 2010 and 89.9% of worldwide net sales for the three months ended March 31, 2009. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom.  We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2010, consisted of approximately 66,030 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Components of Net Sales and Expense

Product sales represent the actual product purchase price typically paid by our distributors, after giving effect to distributor allowances, which can range from 20% to 40% of suggested retail price, depending on the rank of a particular distributor.  Handling and freight income represents the amounts billed to distributors for shipping costs.  We record net sales and the related commission expense when the merchandise is shipped.

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

Selling, general and administrative expenses include the compensation and benefits paid to our employees except for those in manufacturing, all other selling expenses, marketing, promotional expenses, travel and other corporate administrative expenses. These other corporate administrative expenses include professional fees, non-manufacturing depreciation and amortization, occupancy costs, communication costs and other similar operating expenses. Selling, general and administrative expenses can be affected by a number of factors, including staffing levels and the cost of providing competitive salaries and benefits; the amount we decide to invest in distributor training and motivational initiatives; the cost of regulatory compliance, such as the costs incurred to comply with the various provisions of the Sarbanes-Oxley Act of 2002; and other administrative costs.

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2010 and 2009. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended
	March 31,
	2010	2009

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.0	19.2
Distributor royalties and commissions	37.4	37.6
Selling, general and administrative	37.6	36.2

Income from operations	5.0	7.0
Interest expense	(0.2)	(0.0)
Interest and other income	0.3	0.1

Income before income taxes	5.1	7.1
Provision for income taxes	1.8	2.8

Net income	3.3%	4.3%

Net Sales.  Overall net sales decreased by 4.5% in the three months ended March 31, 2010 compared to the same period in 2009.  During the first quarter of 2010, sales in the United States decreased by 9.0%, and international sales increased by 36.1% over the prior-year period.

               The following table summarizes net sales by geographic market for the three months ended March 31, 2010 and 2009.
	Three months ended March 31,
	2010		2009		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
		(dollars in thousands)
United States	$19,448	85.6%	$21,381	89.9%	$(1,933)	(9.0)%
Australia/New Zealand	727	3.2	516	2.1	211	40.9
Canada	587	2.6	336	1.4	251	74.7
Mexico	394	1.7	281	1.2	113	40.2
Europe	420	1.8	308	1.3	112	36.4
Asia	1,151	5.1	969	4.1	182	18.8
Consolidated total	$22,727	100.0%	$23,791	100.0%	$(1,064)	(4.5)%

The following table sets forth, as of March 31, 2010 and 2009, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	March 31, 2010		March 31, 2009		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	52,010	6,070	54,440	7,490	(4.5)%	(19.0)%
Australia/New Zealand	2,530	190	2,440	180	3.7	5.6
Canada	1,310	140	1,250	110	4.8	27.3
Mexico	2,290	220	1,700	200	34.7	10.0
Europe	1,350	180	1,080	140	25.0	28.6
Asia	6,540	590	7,770	880	(15.8)	(33.0)
Consolidated total	66,030	7,390	68,680	9,000	(3.9)%	(17.9)%

In the United States, net sales were down 9.0% in the first quarter of 2010 compared to the same period in 2009.   Sales in the United States continue to be adversely impacted by distributor uncertainty in the economic recovery and the reduced availability of consumer credit.  In addition to the direct impact on sales, these factors lead to the lower number of distributors qualifying for the level of Master Affiliate.  In the first quarter of 2010, approximately 632 distributors qualified as new Master Affiliates, compared to approximately 753 in the prior-year quarter, a decline of 16.1%.  In addition, the net number of Master Affiliates and above as of March 31, 2010 decreased by 19.0% as compared to the net number of Master Affiliates and above as of March 31, 2009.  This is consistent with reduced number of distributors qualifying for the level of Master Affiliate discussed above.   The net number of active Distributors in the United States as of March 31, 2010 decreased by 4.5% to 52,010, compared to the number of active Distributors as of March 31, 2009.   This decline in new enrollments was expected as we ran an initiative from January through August 2009 to increase new distributor enrollments by offering an enrollment fee of $20, half of the normal $39.95 fee.  Distributor retention was 60.4% for the first three months of 2010 compared to a rate of 63.1% for all of 2009.

In the first quarter of 2010, we processed approximately 69,127 orders in the United States for products at an average order of $367 at suggested retail.  In the same period of 2009, we processed approximately 69,770 product orders at an average order of $396 at suggested retail.  The average order size for all of 2009 was $353 at suggested retail.   This decline in the average order size is another indicator of the reduced credit availability and the lower numbers of distributors reaching the Master Affiliate level.

During the three months ended March 31, 2010, net sales in our international operations increased in aggregate by 36.1% to $3.28 million compared to $2.41 million for the three months ended March 31, 2009.  Sales increased in all of our foreign regions during the first quarter of 2010.  Approximately half of the increase was the result of foreign currency fluctuation due to a weaker U.S. dollar.  When net sales are converted using the 2009 exchange rate for both 2009 and 2010, international net sales increased by 19.2% for the first quarter of 2010 compared to the first quarter of the prior year.  Regional sales results on a constant currency basis for the first quarter of 2010 compared to the first quarter of 2009 were as follows:  Australia/New Zealand net sales up 4.8%, Canada net sales up 46.6%, Mexico net sales up 24.8%, European sales up 27.4%, and Asian sales up 13.1%.    Sales results in Mexico and Australia/New Zealand were helped by strong March sales in advance of price increases on most products that went into effect on April 1, 2010; however, Mexico is showing increased distributor activity as new distributor enrollments and Master Affiliate qualifications are both improved.  Canada is showing strong growth in new distributor enrollments, up 37%, and in new Master Affiliate qualifications, 28 in the first quarter of 2010 compared to 7 in the first quarter of 2009.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 20.0% for the three-month period ended March 31, 2010, compared to 19.2% for the same period in 2009.  Gross margins were impacted in the first quarter of 2010 compared to the same period in 2009 by changes in the revenue mix with the introduction of the new Relivables product line in the third quarter of 2009.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 37.4% for the three-month period ended March 31, 2010, compared to 37.6% for the same period in 2009.  The minor reduction is due to the commission structure on the Relivables product line.

Selling, General and Administrative Expenses. For the three months ended March 31, 2010, selling, general and administrative, or SGA, expenses decreased by $74,000, compared to the same period in 2009. SGA expenses as a percentage of net sales were 37.6% for the three-month period ended March 31, 2010, compared to 36.2% for the same period of 2009.

Sales and marketing expenses increased by approximately $166,000 in the first quarter of 2010, compared to the prior year quarter.  The increase is the result of an additional distributor incentive trip in February 2010 that did not occur in the prior year.

Distribution and warehouse expenses decreased by $40,000 and general and administrative expenses decreased by approximately $201,000 in the first quarter of 2010, compared to the prior year quarter.  The decrease in general and administrative expenses consists primarily of reductions in professional fees, business insurance expense, and lower utility costs.

Interest Income/Expense. Interest income decreased to $10,000 for the three months ended March 31, 2010, compared to $21,000 for the same period in 2009.  The decrease is the result of lower interest rates in 2010.  Interest expense increased to $52,000 during the first quarter of 2010 compared to $10,000 in the first quarter of 2009, as we entered into two long-term debt agreements during the latter half of 2009.

Income Taxes. We recorded income tax expense of $416,000 for the first three months of 2010, an effective rate of 35.8%. In the same period in 2009, we recorded income tax expense of $671,000, which represented an effective rate of 39.9%.  Our effective rate is lower in 2010 due to an increase in non-taxable earnings for U.S. income tax purposes in some of our foreign markets compared to the prior-year period, a slight reduction in effective state income taxes, and an increased benefit in the Domestic Manufacturing Deduction due to a 2010 statutory rate increase from 6% to 9%.

Net Income. Our net income for the three months ended March 31, 2010 was $746,000 ($0.06 per share basic and diluted), compared to $1.0 million ($0.07 per share basic and diluted) for the same period in 2009. Profitability decreased in the first quarter of 2010 as net sales decreased in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2010, we generated $1.6 million of net cash from operating activities, $88,000 was used in investing activities, and we used $128,000 in financing activities. This compares to $2.8 million of net cash provided by operating activities, $343,000 provided by investing activities, and $583,000 used in financing activities in the same period of 2009. Cash and cash equivalents increased by $1.4 million to $7.2 million as of March 31, 2010 compared to December 31, 2009.

Significant changes in working capital items consisted of an increase in prepaid expenses/other current assets of $538,000, an increase in accounts payable and accrued expenses of $1.1 million, an increase in other assets of $273,000, and an increase in income taxes payable of $275,000 in the first three months of 2010.  The increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies.  The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals.  The change in other assets is due to a payment made on an officer life insurance policy.  The increase in income taxes payable is a function of the timing of estimated tax payments.

Investing activities during the first three months of 2010 consisted of a net investment of $88,000 for capital expenditures.  Financing activities during the first three months of 2010 consisted of principal payments of $128,000 on long-term borrowings.

Stockholders’ equity increased to $13.1 million at March 31, 2010 compared to $12.3 million at December 31, 2009. The increase is due to our net income during the first three months of 2010 of $746,000.  Our working capital balance was $6.1 million at March 31, 2010 compared to $5.5 million at December 31, 2009. The current ratio at March 31, 2010 was 1.74 compared to 1.81 at December 31, 2009.

In late June 2009, we entered into a term loan with our primary lender in the principal amount of $4.12 million.  The term of the loan is for a period of two years with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 3.0%, subject to a 3.75% floor.  As of March 31, 2010, we are subject to the 3.75% floor.  Monthly principal and interest payments are based on a ten-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on June 29, 2011.  The loan includes revised financial covenants under which we are required to (1) maintain at all times a tangible net worth of not less than $10 million and (2) maintain at all times a ratio of total funded debt to EBITDA of not greater than 2.5 to 1.  The proceeds of the term loan were used to reduce the outstanding balance on the revolving credit facility we have with the lender.

The revolving credit facility is a $5 million secured revolving credit facility with the same lender that provided our term loan. This facility was renewed in September 2009 for a one-year term, and any advances accrue interest at a variable interest rate based on the 30-day LIBOR plus 3.0%, subject to a 4.0% floor. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. This facility bears the same financial covenants as the term loan. At March 31, 2010, we had no outstanding borrowings on the revolving line of credit facility and were in compliance with all financial covenants.

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

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 24-26 of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2010, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the first four months of 2010, we did not repurchase any shares of our common stock under our share repurchase plan authorized by our Board of Directors in May 2007 that provides for share repurchases of up to $15 million through April 2010.  As of April 30, 2010, the repurchase plan expired and a new plan has not been authorized as of the date of this filing.

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

Date: May 10, 2010

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 10, 2010

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