Form 10-Q
period 2010-06-30
RELIV INTERNATIONAL INC
filed 2010-08-10
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s common stock as of July 30, 2010 was 12,380,187 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item No. 4	Controls and Procedures	12

PART II – OTHER INFORMATION

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item No. 6	Exhibits	13

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,539,982	$5,760,913
Accounts and notes receivable, less allowances of $61,700 in 2010 and $59,700 in 2009	297,020	326,022
Accounts due from employees and distributors	67,923	78,500
Inventories
Finished goods	3,357,376	3,073,570
Raw materials	1,764,710	1,388,140
Sales aids and promotional materials	704,686	622,694
Total inventories	5,826,772	5,084,404

Refundable income taxes	-	23,789
Prepaid expenses and other current assets	1,066,920	652,544
Deferred income taxes	296,000	303,000
Total current assets	14,094,617	12,229,172

Other assets	1,887,002	1,569,079
Intangible assets, net	1,888,742	1,991,497

Property, plant and equipment:
Land and land improvements	852,147	852,147
Building	9,921,754	9,851,829
Machinery & equipment	3,477,333	3,426,720
Office equipment	1,476,778	1,494,915
Computer equipment & software	2,887,379	3,003,766
	18,615,391	18,629,377
Less: Accumulated depreciation	10,519,980	10,264,692
Net property, plant and equipment	8,095,411	8,364,685

Total assets	$25,965,772	$24,154,433

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2010	2009
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,300,023	$2,627,674
Distributors commissions payable	2,416,850	2,674,247
Sales taxes payable	317,494	362,612
Payroll and payroll taxes payable	436,500	577,756
Total accounts payable and accrued expenses	7,470,867	6,242,289

Income taxes payable	52,674	-
Current maturities of long-term debt	3,945,717	519,192
Total current liabilities	11,469,258	6,761,481

Noncurrent liabilities:
Long-term debt, less current maturities	1,035,938	4,719,542
Other noncurrent liabilities	381,524	406,544
Total noncurrent liabilities	1,417,462	5,126,086

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2010 and 2009	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,425,185 shares issued and 12,380,187 shares outstanding as of 6/30/2010; 14,425,185 shares issued and 12,380,187 shares outstanding as of 12/31/2009	14,425	14,425
Additional paid-in capital	30,329,276	30,228,573
Accumulated deficit	(10,574,702)	(11,279,526)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(621,045)	(627,704)
Treasury stock	(6,068,902)	(6,068,902)

Total stockholders' equity	13,079,052	12,266,866

Total liabilities and stockholders' equity	$25,965,772	$24,154,433

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Product sales	$16,689,178	$17,772,137	$36,946,859	$38,938,318
Handling & freight income	2,131,453	2,280,992	4,601,024	4,905,801

Net sales	18,820,631	20,053,129	41,547,883	43,844,119

Costs and expenses:
Cost of products sold	3,716,495	3,773,902	8,272,877	8,349,653
Distributor royalties and commissions	7,069,332	7,634,899	15,549,408	16,572,566
Selling, general and administrative	7,540,728	8,050,852	16,084,179	16,668,725

Total costs and expenses	18,326,555	19,459,653	39,906,464	41,590,944

Income from operations	494,076	593,476	1,641,419	2,253,175

Other income (expense):
Interest income	12,847	14,704	22,373	35,419
Interest expense	(54,775)	(41,384)	(106,451)	(50,934)
Other income	(36,128)	114,035	21,155	126,090

Income before income taxes	416,020	680,831	1,578,496	2,363,750
Provision for income taxes	210,000	271,000	626,000	942,000

Net income	$206,020	$409,831	$952,496	$1,421,750

Earnings per common share - Basic	$0.02	$0.03	$0.08	$0.10
Weighted average shares	12,380,000	12,821,000	12,380,000	13,556,000

Earnings per common share - Diluted	$0.02	$0.03	$0.08	$0.10
Weighted average shares	12,380,000	12,821,000	12,380,000	13,556,000

Cash dividends declared per common share	$0.02	$0.05	$0.02	$0.05

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2010	2009

Operating activities:
Net income	$952,496	$1,421,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610,572	560,867
Stock-based compensation	100,702	92,162
Deferred income taxes	(79,000)	(4,000)
Foreign currency transaction (gain)/loss	11,830	(62,622)
(Increase) decrease in accounts and notes receivable	39,117	256,542
(Increase) decrease in inventories	(759,757)	(17,532)
(Increase) decrease in refundable income taxes	23,789	50,313
(Increase) decrease in prepaid expenses and other current assets	(415,618)	(118,455)
(Increase) decrease in other assets	(250,151)	(276,401)
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	1,217,003	652,816
Increase (decrease) in income taxes payable	52,674	-

Net cash provided by operating activities	1,503,657	2,555,440

Investing activities:
Proceeds from the sale of property, plant and equipment	2,953	-
Purchase of property, plant and equipment	(223,401)	(288,304)
Proceeds from final withdrawal from limited partnership investment	-	488,633

Net cash provided by (used in) investing activities	(220,448)	200,329

Financing activities:
Proceeds from line of credit borrowings	-	5,000,000
Repayment of line of credit borrowings	-	(4,120,000)
Proceeds from term loan borrowings	-	4,120,000
Principal payments on short and long-term borrowings	(257,079)	(569,375)
Common stock dividends paid	(247,672)	(611,681)
Purchase of stock for treasury	-	(5,014,115)

Net cash used in financing activities	(504,751)	(1,195,171)

Effect of exchange rate changes on cash and cash equivalents	611	99,145

Increase (decrease) in cash and cash equivalents	779,069	1,659,743

Cash and cash equivalents at beginning of period	5,760,913	4,460,637

Cash and cash equivalents at end of period	$6,539,982	$6,120,380

Supplementary disclosure of cash flow information:
Noncash investing and financing transactions:
Issuance of promissory note for purchase of stock for treasury	$-	$1,106,919

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2010

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

Comprehensive income was $167,636 and $959,155 for the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2009, comprehensive income was $525,185 and $1,428,997, respectively.  The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Numerator:
Net income	$206,020	$409,831	$952,496	$1,421,750

Denominator:
Denominator for basic earnings per share—weighted average shares	12,380,000	12,821,000	12,380,000	13,556,000
Dilutive effect of employee stock options and other warrants	-	-	-	-

Denominator for diluted earnings per share—adjusted weighted average shares	12,380,000	12,821,000	12,380,000	13,556,000

Basic earnings per share	$0.02	$0.03	$0.08	$0.10
Diluted earnings per share	$0.02	$0.03	$0.08	$0.10

Options and warrants to purchase 806,689 shares of common stock for the three months and six months ended June 30, 2010, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive. Options and warrants to purchase 835,040 shares of common stock for the three months and six months ended June 30, 2009, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2010

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

Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments at June 30, 2010 and December 31, 2009 were as follows:

		Fair Value
			Using Quoted	Using Significant
		Total	Prices in	Other Observable
	Carrying	Fair	Active Markets	Inputs
Description	Amount	Value	(Level 1)	(Level 2)

June 30, 2010

Long-term debt (1)	$4,981,655	$4,935,000	$-	$4,935,000

Marketable securities (2)	192,000	192,000	192,000	-

December 31, 2009

Long-term debt (1)	$5,238,734	$5,184,000	$-	$5,184,000

Marketable securities (2)	200,000	200,000	200,000	-

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 85.2% of worldwide net sales for the six months ended June 30, 2010 and 89.0% of worldwide net sales for the six months ended June 30, 2009. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom.  We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2010, consisted of approximately 63,660 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

Sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have a varying effect on sales and gross margins. Accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

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

Selling, general and administrative expenses include the compensation and benefits paid to our employees except for those in manufacturing, all other selling expenses, marketing, promotional expenses, travel and other corporate administrative expenses. These other corporate administrative expenses include professional fees, non-manufacturing depreciation and amortization, occupancy costs, communication costs and other similar operating expenses. Selling, general and administrative expenses can be affected by a number of factors, including staffing levels and the cost of providing competitive salaries and benefits; the amount we decide to invest in distributor training and motivational initiatives; and the cost of regulatory compliance.

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2010 and 2009. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	19.7	18.8	19.9	19.1
Distributor royalties and commissions	37.6	38.1	37.4	37.8
Selling, general and administrative	40.1	40.1	38.7	38.0

Income from operations	2.6	3.0	4.0	5.1
Interest expense	(0.3)	(0.2)	(0.3)	(0.1)
Interest and other income (expense)	(0.1)	0.6	0.1	0.4

Income before income taxes	2.2	3.4	3.8	5.4
Provision for income taxes	1.1	1.4	1.5	2.2

Net income	1.1%	2.0%	2.3%	3.2%

Net Sales.  Overall net sales decreased by 6.1% in the three months ended June 30, 2010 compared to the same period in 2009.  During the second quarter of 2010, sales in the United States decreased by 9.5%, and international sales increased by 18.7% over the prior-year period.  For the six months ended June 30, 2010, consolidated net sales declined 5.2% compared to the same period in 2009.  In the first half of 2010, net sales in the United States declined by 9.3% and international sales increased by 27.4% over the same period in 2009.

               The following table summarizes net sales by geographic market for the three months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010		2009		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$15,954	84.7%	$17,638	87.9%	$(1,684)	(9.5)%
Australia/New Zealand	541	2.9	535	2.7	6	1.1
Canada	542	2.9	313	1.6	229	73.2
Mexico	394	2.1	345	1.7	49	14.2
Europe	581	3.1	305	1.5	276	90.5
Asia	809	4.3	917	4.6	(108)	(11.8)
Consolidated total	$18,821	100.0%	$20,053	100.0%	$(1,232)	(6.1)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010		2009		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$35,403	85.2%	$39,019	89.0%	$(3,616)	(9.3)%
Australia/New Zealand	1,268	3.1	1,051	2.4	217	20.6
Canada	1,129	2.7	648	1.5	481	74.2
Mexico	787	1.9	627	1.4	160	25.5
Europe	1,001	2.4	613	1.4	388	63.3
Asia	1,960	4.7	1,886	4.3	74	3.9
Consolidated total	$41,548	100.0%	$43,844	100.0%	$(2,296)	(5.2)%

The following table sets forth, as of June 30, 2010 and 2009, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	June 30, 2010		June 30, 2009		% Change
	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above
United States	49,630	6,430	54,160	7,880	(8.4)%	(18.4)%
Australia/New Zealand	2,520	190	2,440	180	3.3	5.6
Canada	1,360	160	1,230	120	10.6	33.3
Mexico	2,210	310	1,820	210	21.4	47.6
Europe	1,630	230	1,090	160	49.5	43.8
Asia	6,310	610	7,300	840	(13.6)	(27.4)
Consolidated total	63,660	7,930	68,040	9,390	(6.4)%	(15.5)%

In the United States, net sales were down 9.5% in the second quarter of 2010 compared to the same period in 2009.   Sales in the United States continue to be adversely impacted by distributor uncertainty in the economic recovery and the reduced availability of consumer credit.  In addition to the direct impact on sales, these factors lead to fewer distributors qualifying for the level of Master Affiliate.  In the second quarter of 2010, approximately 474 distributors qualified as new Master Affiliates, compared to approximately 617 in the prior-year quarter, a decline of 23.2%.  In addition, the number of Master Affiliates and above as of June 30, 2010 decreased by 18.4% as compared to the number of Master Affiliates and above as of June 30, 2009.  This is consistent with reduced number of distributors qualifying for the level of Master Affiliate discussed earlier.  Another factor in the decline in sales in the United States was fewer new distributor enrollments.  During the second quarter of 2010, approximately 3,255 new distributors were enrolled, compared to 4,970 new distributor enrollments in the prior-year quarter, a decline of 34.5%.  A portion of this decline in new enrollments was expected as we ran an initiative from January through August 2009 to increase new distributor enrollments by offering an enrollment fee of $20, half of the normal $39.95 fee.  The number of active distributors in the United States as of June 30, 2010 decreased by 8.4% to 49,630, compared to the number of active distributors as of June 30, 2009.  This decline in active distributors is caused by the decline in new distributor enrollments coupled with slightly lower distributor retention.  Distributor retention was 61.7% for the first six months of 2010 compared to a rate of 63.1% for all of 2009.  For the six-month period ended June 30, 2010, the decline in net sales in the United States compared to the prior-year period were due to these same factors.

In the second quarter of 2010, we processed approximately 64,800 orders in the United States for products at an average order of $318 at suggested retail.  In the same period of 2009, we processed approximately 67,880 product orders at an average order of $333 at suggested retail.  The average order size for all of 2009 was $353 at suggested retail.   This decline in the average order size is another indicator of the reduced credit availability and fewer distributors reaching the Master Affiliate level.

During the three months ended June 30, 2010, net sales in our international operations increased in aggregate by 18.7% to $2.87 million compared to $2.41 million for the three months ended June 30, 2009.  For the six-month period ended June 30, 2010, international net sales increased by 27.4% to $6.15 million compared to $4.82 million in the same period in 2009.  Sales increased in all of our foreign regions during the first half of 2010; however, approximately 45% of the increase was the result of foreign currency fluctuation due to a weaker U.S. dollar.  When net sales are converted using the 2009 exchange rate for both 2009 and 2010, international net sales increased by 15.2% for the first half of 2010 compared to the same period of the prior year.  Regional sales results on a constant currency basis for the first half of 2010 compared to the first half of 2009 were as follows:  Australia/New Zealand net sales down 3.6%, Canada net sales up 49.8%, Mexico net sales up 15.6%, European sales up 61.2%, and Asian sales down 1.3%.    Sales results in Australia/New Zealand have declined somewhat in the second quarter of 2010 subsequent to price increases on most products that went into effect on April 1, 2010.  Canada continues to show strong growth in new distributor enrollments, up 44%, and in new Master Affiliate qualifications, 50 in the first half of 2010 compared to 17 in the first half of 2009.   Net sales in Mexico improved slightly as the result of higher Master Affiliate qualifications in the current year to date compared to the same period in 2009.   European sales have shown improvement as the result of strong growth in both new distributor enrollments, up 138% in the first half of 2010, and in new Master Affiliate qualifications, up 146% in the current year to date.  Asian sales have declined, particularly in the second quarter of 2010, as the result of departures in our local management staff in our Malaysian office.  We have recently hired a new general manager to oversee the Southeast Asia region, which includes our Malaysia, Singapore, Brunei, and Indonesia operations.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 19.7% for the three-month period ended June 30, 2010, compared to 18.8% for the same period in 2009.  For the six-month period ended June 30, 2010, cost of products sold as a percentage of net sales was 19.9%, compared to 19.1% in the prior year period.  Gross margins were impacted in the second quarter and first half of 2010 compared to the same periods in 2009 by changes in the revenue mix with the introduction of the new Relivables product line in the third quarter of 2009.  Higher testing costs also contributed to the higher cost of products sold percentage in the second quarter of 2010.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 37.6% and 37.4% for the three- and six-month periods ended June 30, 2010, respectively, compared to 38.1% and 37.8% for the same periods in 2009.  The minor reduction is due to the introduction of the Relivables product line in the third quarter of 2009, which has a lower commission rate.

Selling, General and Administrative Expenses. For the three months ended June 30, 2010, selling, general and administrative, or SGA, expenses decreased by $510,000, compared to the same period in 2009. SGA expenses as a percentage of net sales were 40.1% for each of the three-month periods ended June 30, 2010 and 2009.   For the six-month period ended June 30, 2010, SGA expenses decreased by $585,000 when compared to the same period in 2009.  SGA expenses as a percentage of net sales were 38.7% and 38.0% for the six-month periods ended June 30, 2010 and 2009, respectively.

Sales and marketing expenses decreased by approximately $100,000 in the first half of 2010, compared to the prior-year period.  The decrease is the result of lower distributor bonuses and expenses directly related to the level of sales and a reduction in newsletter expenses and marketing consulting expenses, offset by an increase in promotional expenses due to an additional distributor incentive trip in February 2010 that did not occur in the prior year.

Distribution and warehouse expenses decreased by $91,000 and general and administrative expenses decreased by approximately $393,000 in the first half of 2010, compared to the prior-year period.  The decrease in general and administrative expenses consists primarily of reductions in the annual accrual to the employee stock ownership plan, legal and accounting fees, directors’ fees, and business insurance expense.

Interest Income/Expense. Interest income decreased to $22,000 for the six months ended June 30, 2010, compared to $35,000 for the same period in 2009, due to lower interest rates in 2010.  Interest expense increased to $106,000 during the first half of 2010 compared to $56,000 in the same period of 2009, as we entered into two long-term debt agreements during the second half of 2009.

Income Taxes. We recorded income tax expense of $626,000 for the first six months of 2010, an effective rate of 39.7%. In the same period in 2009, we recorded income tax expense of $942,000, which represented an effective rate of 39.9%.

Net Income. Our net income for the three and six months ended June 30, 2010 was $206,000 ($0.02 per share basic and diluted) and $952,000 ($0.08 per share basic and diluted), respectively, compared to $410,000 ($0.03 per share basic and diluted) and $1.4 million ($0.10 per share basic and diluted) for the same periods in 2009. Profitability decreased in the second quarter and first half of 2010 as net sales decreased in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2010, we generated $1.5 million of net cash from operating activities, used $220,000 in investing activities, and used $505,000 in financing activities. This compares to $2.6 million of net cash provided by operating activities, $200,000 provided by investing activities, and $1.2 million used in financing activities in the same period of 2009. Cash and cash equivalents increased by $779,000 to $6.5 million as of June 30, 2010 compared to $6.1 million as of December 31, 2009.

Significant changes in working capital items consisted of an increase in inventory of $760,000, an increase in prepaid expenses/other current assets of $416,000, an increase in accounts payable and accrued expenses of $1.2 million, and an increase in other assets of $250,000 in the first six months of 2010.  Inventory increased as the result of lower than expected sales levels, compared to scheduled production.  The increase in prepaid expenses/other current assets is primarily due to the annual premium payments made in the first quarter on most of the corporate insurance policies.  The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, increases in payables due to raw material vendors, coupled with various annual accruals.  The change in other assets is due to a payment made on an officer’s life insurance policy in the first half of 2010.

Investing activities during the first six months of 2010 consisted of a net investment of $220,000 for capital expenditures.  Financing activities during the first six months of 2010 consisted of principal payments of $257,000 on long-term borrowings and $248,000 in cash dividends paid.

Stockholders’ equity increased to $13.1 million at June 30, 2010 compared to $12.3 million at December 31, 2009. The increase is due to net income during the first six months of 2010 of $952,000, partially offset by our cash dividend payment of $248,000. Our working capital balance was $2.6 million at June 30, 2010 compared to $5.5 million at December 31, 2009. The current ratio at June 30, 2010 was 1.23 compared to 1.81 at December 31, 2009. The change in our current ratio is due to the balance sheet classification of our term loan as explained below.

In late June 2009, we entered into a term loan with our primary lender in the principal amount of $4.12 million.  The term of the loan is for a period of two years with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 3.0%, subject to a 3.75% floor.  As of June 30, 2010, we are subject to the 3.75% floor.  Monthly principal and interest payments are based on a ten-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on June 29, 2011.  The loan includes financial covenants under which we are required to (1) maintain at all times a tangible net worth of not less than $10 million and (2) maintain at all times a ratio of total funded debt to EBITDA of not greater than 2.5 to 1.  The proceeds of the term loan were used to reduce the outstanding balance on the revolving credit facility we had with the lender.  As the due date of the loan is less than one year, the loan’s June 30, 2010 balance of $3.8 million has been classified as a current liability; however, it is our intention to refinance this debt with a longer maturity.

The revolving credit facility is a $5 million secured revolving credit facility with the same lender that provided our term loan. This facility was renewed in September 2009 for a one-year term, and any advances accrue interest at a variable interest rate based on the 30-day LIBOR plus 3.0%, subject to a 4.0% floor. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. This facility bears the same financial covenants as the term loan. At June 30, 2010, we had no outstanding borrowings on the revolving line of credit facility and were in compliance with all financial covenants of the term loan.

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

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2010, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2010, we did not repurchase any shares of our common stock under our share repurchase plan authorized by our Board of Directors in May 2007 that provided for share repurchases of up to $15 million through April 2010. As of April 30, 2010, the repurchase plan expired and a new plan has not been authorized as of the date of this filing.

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

Date: August 10, 2010

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 10, 2010

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