Form 10-K
period 2010-12-31
RELIV INTERNATIONAL INC
filed 2011-03-17
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐  Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $2.42 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17.9 million.  (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 1, 2011 was 12,450,808 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011, which is expected to be filed no later than 120 days after December 31, 2010	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 2	Properties	17
Item No. 3	Legal Proceedings	17
Item No. 4	(Removed and Reserved)	17

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item No. 8	Financial Statements and Supplementary Data	25
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item No. 9A	Controls and Procedures	26
Item No. 9B	Other Information	26

Part III

Item No. 10	Directors and Executive Officers of the Registrant	26
Item No. 11	Executive Compensation	26
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item No. 13	Certain Relationships and Related Transactions	27
Item No. 14	Principal Accounting Fees and Services	27

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	27

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

PART I

Item No. 1 - Business

Overview

            We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. All but two of our science-based supplements are packaged in powdered form and are not only simple to use but also, when mixed with water, juice or other liquid and consumed, provide an effective means of delivering nutrients to the body. We also offer a ready-to-drink product, an encapsulated product and a line of skin care and food products. We sell our products through an international network marketing system using independent distributors. We have sold products in the United States since 1988 and in selected international markets since 1991.

            We currently offer 17 nutritional supplements.  In addition, we market a line of 15 skin care and food products under our Relivables brand. We have selectively evolved our product offering over our history. Our core  line of nutritional supplements, which represented 63.1% of net product sales for the year ended December 31, 2010, includes the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs
•	Innergize! — an isotonic sports supplement in three flavors
•	FibRestore — a high-fiber and antioxidant supplement

These are our most successful supplements based on fiscal year 2010 net sales. We have 13 other nutritional supplements that complement these four core products. We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on five of these products — Innergize!, FibRestore, Arthaffect, ReversAge and Cellebrate. In addition, we have applied for U.S. patents on our ProVantage, GlucAffect and CardioSentials products.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Brunei, Canada, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2010, our network consisted of approximately 60,740 distributors — 47,450 in the United States and 13,290 across our international markets.

            We manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but two of our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $26.9 billion U.S. nutritional supplement market, which is part of the broader $102 billion U.S. nutrition industry according to 2009 data published by the Nutrition Business Journal, or NBJ, and $228.0 billion global nutrition industry, also according to the NBJ, with sales expected to increase six to ten percent.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•
Aging Population: The older population (persons 65 years or older) numbered 39.6 million in 2009 according to the Department of Health and Human Services.  They represented 12.9% of the U.S. population, about one in every eight Americans. By 2030, there will be about 72.1 million older persons living in the United States, more than twice their number in 2000. People 65 years or older represented 12.4% of the population in the year 2000 and are expected to represent 19% of the population by 2030.  We believe this ever-growing population will continue to focus on their nutritional needs as they age.

•
Rising Healthcare Costs and Use of Preventative Maintenance: The costs of healthcare in the United States continue to increase rapidly each year.  National health care spending reached $2.6 trillion in 2010 and is expected to reach $4.5 trillion by 2019 according to the National Coalition on Health Care, or NCHC. In an article published by Families USA, they reported that nearly 6.9 million Americans lost their health coverage between 2008 and 2009. In addition, the total 2010 medical costs for a typical American family of four topped out at $18,074 which is a 7.8% increase from 2009 according to the Milliman Medical Index.  This is the highest dollar increase since the inception of the Milliman Medical Index 10 years ago.  In order to maintain quality of life as well as reduce medical costs, many consumers take preventative measures to improve their general health, including the use of nutritional supplements.

•
Increasing Focus on Weight Management: According to a report published in the January 2009 Obesity analyzing NHANES (The National Health and Nutrition Examination Survey) data, 86.3% of Americans will be overweight or obese by 2030, and less than 1% will be of normal weight by 2048 if the current weight trends continue. Related health care costs to obesity are expected to grown between $860.7 billion to $956.9 billion by 2030 and account for 16% to 18% of all medical expenditures. Being overweight can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses and individuals who are obese have a 10% to 50% increased risk of death from all causes, compared with healthy weight individuals. Bearing these facts in mind, we believe that there will be an increased need not only for weight loss products but for wellness products as well.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2009 global direct selling market (for all product categories) was estimated to be $117.5 billion. The WFDSA estimates that the number of individuals engaged in direct selling nearly doubled between 1999 and 2009, from 35.9 million sellers to 74 million in 2009.  The U.S. had 16.1 million direct sellers in 2009.

While the United States is currently the largest direct selling market with $28.3 billion in annual sales in 2009, international markets account for 76% of the entire industry, according to the WFDSA.  Eighteen countries (including the United States) have annual direct sales revenue of at least $1 billion and another 26 countries have annual direct sales revenue of at least $100 million, according to the WFDSA.

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

Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic and Reliv NOW — as captured by our slogan, “Nutrition Made Simple. Life Made Rich.” Because these two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs, supplementation is made simple for the consumer, who does not have to select and purchase several supplements for his or her basic nutritional needs. For more specific individual needs, we provide 15 additional supplements. We believe that our two basic nutritional supplements, together with our additional supplements and Relivables products, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.

Nutritional Supplements Consumed in Liquid Form. We believe that our nutritional supplements which are consumed in liquid form provide a competitive advantage over other supplements such as vitamins, minerals and herbs in pill or tablet form. Our powder-based nutritional products are consumed with water, milk or juice and 24K, our newest product, is a ready-to-drink product.  Our products provide an effective means of delivering nutrients to the body. We believe nutrients taken orally in liquid form lead to better absorption at the cellular level, or “bioavailability.”

In-House Development and Production. We have developed substantially all of our nutritional supplement and food products utilizing nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D., our Chief Scientific Officer and Vice Chairman.  In addition, we consult regularly with other industry professionals and with the physicians on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products.  Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. Currently, we outsource two nutritional supplement products, our Slimplicity accelerator capsules and 24K.  We believe our ability to formulate and manufacture all but two of our own nutritional supplement products enables us to maintain our high standards of quality assurance and proprietary product composition.

Experienced Ambassador Team.  Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2010, we had a total of 371 Ambassadors.  The top 10 distributors at the Ambassador level have been with us for an average of 18 years, which provides consistency in training new distributors and contributes to increased sales.

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

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 16 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations.  As of March 1, 2011, our directors and executive officers beneficially own approximately 40.7% of our common stock.

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

Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Our growth strategy in the United States involves multiple initiatives, such as continued investment in company-sponsored events and training and better utilization of our upper-level distributors across different geographical areas.

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

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. Additionally, we will continue to improve and validate the efficacy of our existing product line. For example, in February 2011 we launched 24K, our first ready-to-drink product, to support energy production and mental focus and in August 2009 we introduced our Relivables brand of products.  These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors.

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

Increase Appeal to Broader Demographic.  Traditionally, our customer and distributor demographic has skewed towards baby boomers and older individuals searching for nutritional solutions to supplement their diet and support overall wellness.  While continuing to maintain our focus on the needs of this important segment, we believe there is an opportunity to expand our sales and distributor base by increasing our appeal to younger generations interested in nutrition and an active healthy lifestyle.  We believe the nutritional aspects and convenience of 24K, our healthy energy and mental focus drink, will attract health conscious on-the-go individuals, many of whom fall within the under-40 demographic.  In addition, we initiated the Team Reliv program in February 2010 that provides financial and marketing support to local distributor groups sponsoring races and walks within their local communities.  Further, we maintain an active presence on popular social media sites including Facebook, Twitter, YouTube and several other social networks that are popular with younger generations.  Our internal social media team is comprised of Gen X and Gen Y staffers who regularly interact with distributors, customers and prospects. We plan to continue to develop products and programs, and expand our technology offerings in an effort to further appeal to younger generations interested in healthy active lifestyles and a vibrant evolving business opportunity.

Our Products

Product Overview

Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. All but two of our supplements are in powdered form that the consumer mixes with water, juice or other liquid. We also have a ready-to-drink product, an encapsulated product and a line of skin care and food products marketed under our Relivables brand name.

We currently offer 17 nutritional supplements.  In addition, we offer 11 skin care and four food products under our Relivables line. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize!, and FibRestore — to be our primary or “core” products.

The following table summarizes our product categories as of December 31, 2010. The net sales figures are for the year ended December 31, 2010:
Product Category	Product Name	% of 2010 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv Classic	18.1	1988
	Reliv NOW	11.6	1988
	NOW for Kids	3.8	2000
	Reliv Delight	0.2	2001

Specific Wellness	FibRestore	14.0	1993
	Arthaffect	7.1	1996
	ReversAge	4.7	2000
	SoySentials	2.1	1998
	CardioSentials	2.2	2005
	GlucAffect	2.8	2008

Weight Management(2)	Slimplicity Meal Replacement	1.9	2007
	Slimplicity Accelerator Capsule	0.8	2007
	Reliv Ultrim Plus	0.3	1988
	Cellebrate	0.7	1995

Sports Nutrition	Innergize!	10.8	1991
	ProVantage	3.3	1997

Relivables(3)	Skin Care	1.2	2001
	Food Products	0.7	2009
  (footnotes on following page)

(1)
This table does not include net sales for the year ended December 31, 2010 related to freight and handling and sales of marketing materials, which represented approximately 13.7% of net sales for the year ended December 31, 2010.

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

•
NOW for Kids is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. NOW for Kids is available in Australia, New Zealand, United States, the United Kingdom, Ireland, Austria, the Netherlands, Mexico, Malaysia, Brunei, and the Philippines.

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

•
GlucAffect is a cinnamon cream flavored nutritional supplement launched in November 2008.  GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss.  We have applied for a U.S. patent on GlucAffect.  GlucAffect is available in the United States, Canada, the Philippines, Malaysia, Singapore, and Brunei.

•
24K is our newest product, introduced in February 2011.  24K is our first ready-to-drink nutritional supplement available in a multi-serving 28-ounce bottle and in a two-ounce single serving bottle. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief.  It contains no caffeine and only 5 calories per serving.  24K is available only in the United States.

Weight Management Supplements

Our four weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle mass.

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

The food products include Relivables All-Natural Sweetener, to be used in place of sugar or other artificial sweeteners.  Its all-natural sweetener, derived from the stevia plant, has no sugar and contains one gram of fiber.  Relivables Fortified Soy Milk is lactose-free and dairy-free and significantly exceeds the amount of calcium and vitamin D in dairy milk, along with six grams of soy protein.  Relivables Soy Nuts are a good source of fiber and soy protein, low in sodium and cholesterol free. Relivables Healthy Snack Bars, which come in a Chocolate-Coated Granola flavor, are a good source of fiber, soy protein and whole grains.

Research and Development

We maintain an ongoing research and development effort, led by Carl W. Hastings, Ph.D., and consult with other industry professionals and with the physicians and professionals on our Medical Advisory Board with respect to developments in nutritional science, product enhancements and new products. Since 2000, we have introduced eight of our current nutritional supplement products, including ReversAge, NOW for Kids, Reliv Delight, GlucAffect, CardioSentials, Slimplicity meal replacement, Slimplicity accelerator capsules, and 24K. From time to time, we have also reformulated and enhanced our products. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients available for new product ideas and developments.

For the years ended December 31, 2010 and 2009, our research and development expenses were $587,000 and $551,000, respectively.

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

Our distributors consist principally of individuals, although we also permit entities such as corporations, partnerships, limited liability companies and trusts to become distributors. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $25 plus shipping in the United States) consisting of a Distributor Guide and CD, business forms and promotional materials. The Distributor Agreement, when accepted by us, becomes the contract between us and the distributor and obligates the distributor to the terms of the agreement, which includes our Policies and Procedures for conduct of their business. All distributors are independent contractors and are not our employees.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2010, we had 371 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2010, we sponsored approximately 50 training schools on a quarterly basis across all of our markets for new Master Affiliates;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference in summer for all worldwide distributors and a winter conference for U.S. distributors.

During 2010, we invested approximately $3.18 million in training, conferences and promotional events for our distributors worldwide.

Distributor Compliance

Our distributor organization and business model are designed and intended to promote the sale of our products to consumers by distributors. Sales training and promotional efforts emphasize that intention. To that end, we monitor purchases by distributors to identify potentially excessive individual purchases and keep detailed information regarding customer purchases through our corporate shopping cart and as part of our autoship program. Distributors are not required at any time to purchase product, although Master Affiliates and above are required to maintain certain minimum sales levels in their personal groups to continue receiving generation royalty compensation payments.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2010, approximately 15.0% of our net sales were generated outside of the United States.

The table below shows the countries in which we operate and the year we commenced selling products:

Country	Year Entered	Country	Year Entered
United States	1988	Ireland	2003
Australia	1991	Singapore	2004
New Zealand	1992	Germany	2005
Canada	1992	Austria	2006
Mexico	1993	Netherlands	2006
United Kingdom(1)	1995	Brunei	2009
Philippines	2000	Indonesia	2009
Malaysia	2003

(1)	Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 35.5% of our net sales in 2010 in California, Illinois, Kansas, Texas, Missouri, Michigan, and Ohio, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products, as our existing distributor bases grow and expand.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2010, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ UK (including Ireland), Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, Reliv’ Brunei, Reliv’ Germany (including Austria and the Netherlands), and PT Reliv Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements for distribution both domestically and internationally. Our Slimplicity accelerator capsules, 24K, and Relivables soy nuts and snack bars are manufactured by a third party and our Relivables skin care line is manufactured by third parties that are both owner and licensee of certain proprietary technology used in our skin care products.

Our ability to manufacture our powdered nutritional supplements is a competitive advantage over competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product of our Slimplicity accelerator capsules or 24K. By monitoring and testing products at all stages of the manufacturing process, we precisely control product composition. In addition, we can control costs by manufacturing our own powdered nutritional supplements.

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements.  In 2010, our Chesterfield plant was audited and re-certified by the Australian TGA.

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

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Petaling Jaya, Malaysia; Singapore; Brunei; and Jakarta, Indonesia. Our Philippines subsidiary currently has approximately three product pick-up centers located throughout the country which are operated by local business contractors and a company-owned and operated business center located in Makati. In Mexico, product is warehoused in and shipped from approximately five distribution centers located throughout the country. With the exception of our Canada, New Zealand, Singapore, Brunei, and German subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland, Germany, Austria, and the Netherlands order and receive product from our UK subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.67% and 0.70% of net sales in 2010 and 2009, respectively.

Information Technology Systems

In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure frame relay connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; and (4) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We continue to pursue initiatives to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we continue to make improvements to our shopping cart platform, and we have run periodic incentives to encourage distributors to place their orders via the internet. As a result of these initiatives, approximately 40% of our order volume in the U.S. is placed via internet.

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

Currently, we have 22 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 15 of our 17 nutritional products. NOW for Kids and 24K is not registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

The manufacture of dietary supplements is subject to existing FDA current good manufacturing practice, or cGMP, regulations for food. In June 2007, the FDA issued new regulations relating to more detailed cGMP specifically for dietary supplements. Under the new regulations, we qualify as a small business and became subject to the regulations in June 2009. In September 2009 and in February 2011 our Chesterfield plant was audited by the FDA. We received no notice of deviations from cGMP on Form 483 as a result of the 2009 audit and expect that we will receive no notice of deviations from the 2011 audit. We believe our systems and facilities in Chesterfield are in full compliance with cGMP.

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

Employees

As of December 31, 2010, we and all of our subsidiaries had approximately 246 full-time employees compared with 239 such employees at the end of 2009.

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

The following table summarizes information related to our worldwide facilities as of December 31, 2010:

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

Item No. 4 - (Removed and Reserved)

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV.  The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2010 and 2009.

	High	Low	Dividend

Year Ending December 31, 2010
Fourth Quarter	$2.18	$1.64	$0.02
Third Quarter	2.43	2.00	-
Second Quarter	3.10	2.25	0.02
First Quarter	3.48	2.87	-

Year Ending December 31, 2009
Fourth Quarter	$3.75	$2.97	$0.02
Third Quarter	4.12	2.85	-
Second Quarter	4.80	2.08	0.05
First Quarter	5.04	3.40	-

As of March 1, 2011, there were approximately 1,685 holders of record of our common stock and an additional 3,653 beneficial owners, including shares of common stock held in street name.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 85.0% of worldwide net sales for the year ended December 31, 2010 compared to approximately 87.9% for the year ended December 31, 2009. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom.  We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2010, consisted of approximately 60,740 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Also, we include other sales leadership bonuses, such as Ambassador bonuses, in this line item. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2010 and 2009. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	2010	2009

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.0	19.7
Distributor royalties and commissions	37.4	37.7
Selling, general and administrative	38.9	38.1

Income from operations	3.7	4.5
Interest income	0.1	0.1
Interest expense	(0.3)	(0.3)
Other income	0.1	0.4

Income before income taxes	3.6	4.7
Provision for income taxes	1.5	1.7

Net income	2.1%	3.0%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales.  Overall, sales decreased by 7.8% worldwide, as sales in the United States decreased by 10.9% in the year ended December 31, 2010 compared to 2009.  During 2010, our international sales increased by 14.4% over the prior year. All of our international markets, except Asia, showed an increase in sales during 2010 compared to the prior year.

               The following table summarizes net sales by geographic market for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010		2009		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$66,896	85.0%	$75,041	87.9%	$(8,145)	(10.9)%
Australia/New Zealand	2,548	3.2	2,459	2.9	89	3.6
Canada	2,159	2.8	1,548	1.8	611	39.5
Mexico	1,435	1.8	1,371	1.6	64	4.7
Europe	2,080	2.6	1,335	1.5	745	55.8
Asia	3,630	4.6	3,645	4.3	(15)	(0.4)

Consolidated total	$78,748	100.0%	$85,399	100.0%	$(6,651)	(7.8)%

The following table sets forth, as of December 31, 2010 and 2009, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in continuing the growth of our business.

	December 31, 2010		December 31, 2009		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	47,450	6,990	54,040	8,640	(12.2)%	(19.1)%
Australia/New Zealand	2,210	190	2,540	210	(13.0)	(9.5)
Canada	1,380	200	1,170	140	17.9	42.9
Mexico	1,850	300	2,200	260	(15.9)	15.4
Europe	2,170	300	1,150	180	88.7	66.7
Asia	5,680	620	6,840	720	(17.0)	(13.9)

Consolidated total	60,740	8,600	67,940	10,150	(10.6)%	(15.3)%

Sales in the United States continue to be adversely impacted by distributor uncertainty in the economic recovery and the reduced availability of consumer credit.  In addition to the direct impact on sales, these factors lead to fewer distributors qualifying for the level of Master Affiliate.  In 2010, approximately 2,040 distributors qualified as new Master Affiliates and 57.3% of the Master Affiliates and above as of December 31, 2009 requalified as Master Affiliates and above during 2010.  This compares to approximately 2,570 new Master Affiliates and a requalification rate of 55.6% in 2009.  The net number of Master Affiliates and above as of December 31, 2010 decreased by 19.1%, compared to the number as of December 31, 2009.

Another impact to our business due to the downturn in the economy is the average order size.  In the United States during 2010, we processed approximately 260,000 orders for products at an average order of $336 at suggested retail.  In 2009, we processed approximately 275,000 product orders at an average order of $353 at suggested retail.  This decline in the average order size is another indicator of the impact of the current economic conditions and a contributing factor in the lower numbers of distributors reaching the Master Affiliate level.

The net number of active Distributors in the United States as of December 31, 2010 decreased by 12.2% to 47,450, compared to the number of active Distributors as of December 31, 2009.  Another factor in the decline in sales in the United States was fewer new distributor enrollments.  During 2010, approximately 13,620 new distributors were enrolled, compared to 19,580 new distributor enrollments in 2009, a decline of 30.4%. In response to the decline in new distributor enrollments, we indefinitely reduced the cost to enroll as a distributor to $25 in August 2010.  We also revised the materials that a new distributor receives by targeting the materials to entry level distributors.  In 2009, we ran an initiative from January through August 2009 to increase new distributor enrollments by offering an enrollment fee of $20, half of the then-normal $39.95 fee.  Distributor retention in the United States declined slightly to approximately 62.6% for 2010 compared to a rate of 63.1% for 2009.  As part of the changes to the distributor enrollment process in August 2010, we also reduced the cost of the annual distributorship renewal from $30 to $25.

During the year ended December 31, 2010, net sales in our international operations increased in aggregate by 14.4% to $11.85 million compared to $10.36 million for the year ended December 31, 2009.  Net sales increased in all of our international markets, except in Asia.  Although international sales increased in aggregate during 2010, approximately 58% of the increase was the result of foreign currency fluctuation due to a weaker U.S. dollar.  When net sales for the full year of 2010 are converted using the 2009 exchange rate for both 2010 and 2009, international net sales increased by 6.0% for 2010 compared to the prior year.  The average exchange rate for the U.S. dollar for all of 2010 was weaker against all currencies of the countries we conduct business, except for the British pound and the euro, compared to the average exchange rates for all of 2009.

Net sales in the Australia/New Zealand market increased by 3.6% in 2010 compared to 2009. New distributor enrollments were 793 in 2010 compared to 952 in 2009.  In 2010, 49 distributors qualified as new Master Affiliates, compared to 67 in the prior year.  When net sales are converted using the 2009 exchange rate for both 2010 and 2009, net sales in this market decreased by 11.6%.  Net income for the Australia/New Zealand market was $33,000 in 2010, compared to net income of $7,000 in 2009.

Net sales in Canada increased by 39.5% in 2010 compared to 2009.  When measured in local currency, Canadian net sales increased by 25.9% in 2010 compared to 2009, as we had a strong increase in the number of new Master Affiliate qualifications.  In 2010, 88 distributors qualified as new Master Affiliates, compared to 48 in the prior year.  New distributor enrollments were 548 in 2010 compared to 476 in 2009.  Net loss in Canada was $15,000 for 2010, compared to a net income of $35,000 in 2009.  The improvement in gross profit was offset by a reduction in foreign currency transaction gains.   For all of 2010, we recorded gains of $39,000, compared to transaction gains of $126,000 for 2009.

Net sales in Mexico increased 4.7% in 2010 compared to 2009.  New distributor enrollments were 1,306 in 2010 compared to 1,700 in 2009, and 194 distributors qualified as new Master Affiliates in 2010, compared to 140 in the prior year.  When measured in local currency, 2010 net sales decreased by 2.1%, as the Mexican peso strengthened on average for 2010 when compared to the U.S. dollar.   The net loss in Mexico for 2010 was $300,000, compared to a net loss of $316,000 in 2009.

Our European region includes sales from operations in United Kingdom, Ireland, Germany, Austria and the Netherlands. Net sales in Europe increased by 55.8% for 2010 compared to 2009.  When measured in local currency, net sales in Europe increased by 58.8% in 2010 compared to the prior year.  Strong company sales leadership, coupled with improving local distributor leadership led to the increase.  New distributor enrollments were 1,518 in 2010 compared to 617 in 2009, and 188 distributors qualified as new Master Affiliates in 2010, compared to 96 in 2009.  The net loss incurred in Europe was $320,000 in 2010, compared to a net loss of $478,000 in 2009.  The 2010 net loss was reduced as a result of the increase in current year sales.

Our Asian region includes sales from operations from the Philippines, Malaysia, Singapore, Brunei, and Indonesia.  Net sales in Asia decreased by 0.4% in 2010 compared to the prior year.  New distributor enrollments were 3,864 in 2010 compared to 4,941 in 2009, and 326 distributors qualified as new Master Affiliates in 2010, compared to 336 in 2009.  When measured in local currency, 2010 net sales decreased by 6.8%.  The net loss in Asia for 2010 was $664,000, compared to a net loss of $437,000 in 2009, as the result of decline in sales.  Asian sales declined, particularly in the second and third quarters of 2010, as the result of departures in our local management staff in our Malaysian office and declining trends in both new distributor enrollments and new Master Affiliate qualifications.  We hired a new general manager late in the second quarter of 2010 to oversee the Southeast Asia area, which includes our Malaysia, Singapore, Brunei, and Indonesia operations.

Cost of Products Sold. Cost of products sold as a percentage of net sales increased to 20.0% for the year ended December 31, 2010 compared to 19.7% for the year ended December 31, 2009.  Gross margins declined in 2010 compared to 2009 due to changes in revenue mix and lower production levels corresponding with the decrease in sales.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales decreased slightly to 37.4% for the year ended December 31, 2010 compared to 37.7% for the same period in 2009. The minor reduction is due to the introduction of the Relivables product line in the third quarter of 2009, which has a lower commission rate.

Selling, General and Administrative Expenses. For 2010, selling, general and administrative, or SGA, expenses decreased by $1.91 million compared to 2009.  However, SGA expenses as a percentage of net sales increased to 38.9% in 2010 compared to 38.1% in 2009, as a function of the 7.8% decline in consolidated net sales.

Sales and marketing expenses decreased by $1.15 million in 2010.  Of that amount, $395,000 represented the decrease in expenses directly related to sales volume, such as star director bonuses, other sales production bonuses, and credit card fees.  Other changes included a decrease of $391,000 for our distributor conferences and other training events, and a decrease of $123,000 for distributor newsletter costs.

General and administrative expenses, including salaries and benefits, decreased by approximately $727,000 in 2010 compared to 2009.  One of the significant decreases was in salaries, incentive compensation expense and benefits of $562,000, as we reduced the contribution to our Employee Stock Ownership Plan by $340,000 for the year.  Other significant changes included a decrease in legal, accounting and consulting fees of $153,000; business insurance expenses of $100,000; and depreciation expense of $141,000.  Amortization expense increased by $137,000, related to intangible assets associated with the acquisition of a Reliv distributorship in 2009.

Interest Income/Expense. Interest income decreased to $48,000 for the year ended December 31, 2010, compared to $52,000 for the same period in 2009.  The decrease in interest income is the result of lower interest rates during 2010.  Interest expense increased to $206,000 for 2010 compared to $174,000 for 2009, as the result of a full year of interest expense for two long-term debt agreements we entered into during 2009.

Income Taxes. We recorded income tax expense of $1.14 million for 2010, representing an effective rate of 40.4%. In 2009, we recorded income tax expense of $1.47 million, representing an effective rate of 36.9%.  The higher effective rate in 2010 is the result of the increased impact of the permanent non-deductible expenses compared to pre-tax income and a higher effective rate of state income taxes.

Net Income. Our net income decreased to $1.68 million ($0.14 per share basic and diluted) for the year ended December 31, 2010 compared to $2.52 million ($0.20 per share basic and diluted) for 2009. Profitability decreased commensurate with the decrease in net sales in the United States, as discussed above, plus a slight increase in the net loss from international operations.  Net income in the United States was $2.95 million in 2010, compared to $3.70 million in 2009.  The net loss from international operations was $1.27 million in 2010, compared a net loss of $1.19 million in 2009.

Financial Condition, Liquidity and Capital Resources

We generated $2.23 million of net cash during 2010 from operating activities, $845,000 was used in investing activities, and we used $1.02 million in financing activities. This compares to $5.76 million of net cash provided by operating activities, $1.01 million used in investing activities, and $3.65 million used in financing activities in 2009.  Cash and cash equivalents increased by $570,000 to $6.33 million as of December 31, 2010 compared to December 31, 2009.

Significant changes in working capital items consisted of an increase in inventory of $472,000, and a decrease in accounts payable and accrued expenses of $535,000 in 2010.   The increase in inventory is the result of lower than expected sales levels, compared to scheduled production.  We also increased inventory levels in some of our foreign markets to provide better lead time and shipping efficiencies. The decrease in accounts payable and accrued expenses is related to a lower level of payables with production vendors.  Furthermore, accrued distributor commission expense is approximately $263,000 lower at the end of 2010 compared to the end of 2009.

Our net investing activities included $577,000 and $534,000 in net capital expenditures for the years ended December 31, 2010 and 2009, respectively.  Payments for key-man life insurance were $268,000 in 2010 and $252,000 in 2009.  Other investing activities in 2009 also included $716,000 in cash payment for the purchase of a distributorship, along with proceeds of $489,000 from the final withdrawal in a limited partnership investment.

 Financing activities in 2010 consisted of $521,000 in payments on long-term debt and $495,000 in common stock dividends paid.  Financing activities in 2009 included $5.01 million in payments for purchases of our common stock into treasury and $856,000 in common stock dividends paid.

Stockholders’ equity increased to $13.93 million at December 31, 2010 compared with $12.27 million at December 31, 2009. The increase represents our net income of $1.68 million for 2010, offset by our cash dividend of $495,000.  Other changes to equity include the contribution of treasury shares to our ESOP of $125,000, an improvement in our cumulative foreign currency translation adjustment of $180,000, and other equity-based compensation of $171,000.

Our working capital balance was $6.86 million at December 31, 2010 compared to $5.47 million at December 31, 2009. The current ratio at December 31, 2010 was 2.07 compared to 1.81 at previous year-end.

On November 30, 2010, we entered into a term loan with our primary lender (“the Bank”) in the principal amount of $3.66 million.  The loan was renegotiated from a loan that originated with the Bank on June 29, 2009.  The term of the loan is for a period of three years with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 2.0%.  Monthly principal and interest payments are based on approximately a nine-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on November 30, 2013.

We also renewed a revolving credit facility for $5 million with the Bank.  The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2011.  As of December 31, 2010, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated November 30, 2010 between us and the Bank.  A separate letter agreement dated June 29, 2009 stating the financial covenants related to the term loan and revolving credit facility continues in effect.

Under the terms of the letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $10 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1.  The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri.  As of December 31, 2010, we were in compliance with all financial covenants.

Management believes that our internally generated funds coupled with the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2011.

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

Actual and estimated returns are classified as a reduction of net sales.  We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for distributors to return product only upon termination of his or her distributorship.  Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.67% and 0.70% of net sales in 2010 and 2009, respectively.  We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold.  Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

Stock-Based Compensation

We have stock-based incentive plans under which we may grant stock option, restricted stock, and unrestricted stock awards.  We recognize stock-based compensation expense based on the grant date fair value of the award and the related vesting terms as proscribed in FASB ASC Topic 718, “Compensation-Stock Compensation.”  We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions.  For the years ended December 31, 2010 and 2009, we incurred employee stock-based compensation cost of $190,000 ($124,000 net of tax), and $192,000 ($126,000 net of tax), respectively.

Income Tax Matters

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” (ASC Topic 740) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or the entire deferred tax asset will not be realized.  In our quarterly evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies.  If actual results differ from the assumptions made in our previous evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.

At December 31, 2010, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $4.3 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $4.3 million has been established for these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.

At December 31, 2010, we also had deferred tax assets related to 2008 capital losses on investments with a tax value of $349,000. We have established a corresponding valuation allowance of $349,000 against this deferred tax asset as we do not anticipate having sufficient future capital gains to offset these capital losses.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2010, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2010.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm as the company is classified as a “Smaller Reporting Company.”

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011, which is expected to be filed with the Commission within 120 days after December 31, 2010.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011, which is expected to be filed with the Commission within 120 days after December 31, 2010.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011, which is expected to be filed with the Commission within 120 days after December 31, 2010.

Item No. 13 - Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011, which is expected to be filed with the Commission within 120 days after December 31, 2010.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 26, 2011, which is expected to be filed with the Commission within 120 days after December 31, 2010.

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

10.5
Promissory Note (Term Loan) dated November 30, 2010 by the Registrant in favor of M&I Marshall and Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed December 6, 2010).

10.6
Promissory Note (Revolving Credit Facility) dated November 30, 2010 by the Registrant in favor of M&I Marshall and Ilsley Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed December 6, 2010).

10.7*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.8*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.9*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.10*	2003 Stock Option Plan (incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.12*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.13*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.16*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.17*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.18
Stock Purchase Agreement among the Paul and Jane Meyer Family Foundation and Reliv International, Inc. dated April 23, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 28, 2009).

10.19
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

Date: March 17, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 17, 2011

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date:	March 17, 2011

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 17, 2011

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 17, 2011

By:	/s/ Donald L. McCain
Donald L. McCain, Director

Date: March 17, 2011

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 17, 2011

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 17, 2011

By:	/s/ Denis St. John
Denis St. John, Director

Date: March 17, 2011

By:	/s/ Michael D. Smith
Michael D. Smith, Director

Date: March 17, 2011

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 17, 2011

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

10.5
Promissory Note (Term Loan) dated November 30, 2010 by the Registrant in favor of M&I Marshall and Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed December 6, 2010).

10.6
Promissory Note (Revolving Credit Facility) dated November 30, 2010 by the Registrant in favor of M&I Marshall and Ilsley Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed December 6, 2010).

10.7*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.8*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.9*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.10*	2003 Stock Option Plan (incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.12*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.13*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.16*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.17*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.18
Stock Purchase Agreement among the Paul and Jane Meyer Family Foundation and Reliv International, Inc. dated April 23, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 28, 2009).

10.19
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

Years ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 17, 2011

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$6,331,038	$5,760,913
Accounts receivable, less allowances of $67,100 in 2010 and $59,700 in 2009	291,405	326,022
Accounts due from employees and distributors	55,854	78,500
Inventories:
Finished goods	3,851,178	3,073,570
Raw materials	1,277,838	1,388,140
Sales aids and promotional materials	521,774	622,694
Total inventories	5,650,790	5,084,404

Refundable income taxes	62,324	23,789
Prepaid expenses and other current assets	519,915	652,544
Deferred income taxes	334,000	303,000
Total current assets	13,245,326	12,229,172

Other assets	364,626	333,279
Cash surrender value of life insurance	1,503,350	1,235,800
Intangible assets, net	1,785,987	1,991,497

Property, plant, and equipment	18,980,656	18,629,377
Less accumulated depreciation	11,036,244	10,264,692
	7,944,412	8,364,685

Total assets	$24,843,701	$24,154,433

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2010	2009

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,820,291	$6,242,289
Current maturities of long-term debt	566,873	519,192
Total current liabilities	6,387,164	6,761,481

Noncurrent liabilities:
Long-term debt, less current maturities	4,150,770	4,719,542
Other noncurrent liabilities	375,244	406,544
Total noncurrent liabilities	4,526,014	5,126,086

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2010 and 2009	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,425,185 shares issued and 12,450,808 shares outstanding in 2010; 14,425,185 shares issued and 12,380,187 shares outstanding in 2009	14,425	14,425
Additional paid-in capital	30,300,463	30,228,573
Accumulated deficit	(10,091,167)	(11,279,526)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(448,024)	(627,704)
Treasury stock	(5,845,174)	(6,068,902)
Total stockholders’ equity	13,930,523	12,266,866

Total liabilities and stockholders’ equity	$24,843,701	$24,154,433

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2010	2009

Product sales	$70,033,580	$75,845,599
Handling & freight income	8,714,808	9,553,471
Net sales	78,748,388	85,399,070

Costs and expenses:
Cost of products sold	15,738,885	16,862,622
Distributor royalties and commissions	29,450,171	32,172,148
Selling, general, and administrative	30,652,045	32,557,704
Income from operations	2,907,287	3,806,596

Other income (expense):
Interest income	47,744	52,292
Interest expense	(205,985)	(173,867)
Other income	76,110	300,260
Income before income taxes	2,825,156	3,985,281
Provision for income taxes	1,142,000	1,470,000

Net income available to common shareholders	$1,683,156	$2,515,281

Earnings per common share - Basic	$0.14	$0.20
Weighted average shares	12,382,000	12,894,000

Earnings per common share - Diluted	$0.14	$0.20
Weighted average shares	12,383,000	12,894,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2008	14,425,185	$14,425	$30,321,066	$(12,938,430)	$(663,478)	123,025	$(625,993)	$16,107,590
Net income	-	-		2,515,281	-	-	-	2,515,281
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	35,774	-	-	35,774
Total comprehensive income								2,551,055
Common stock dividends paid, $0.07 per share	-	-	-	(856,377)	-	-	-	(856,377)
Stock-based compensation, net of excess tax benefits	-	-	120,632	-	-	-	-	120,632
Contribution of treasury shares to ESOP	-	-	(213,125)	-	-	(150,000)	678,125	465,000
Common stock purchased for treasury	-	-	-	-	-	2,071,973	(6,121,034)	(6,121,034)
Balance at December 31, 2009	14,425,185	14,425	30,228,573	(11,279,526)	(627,704)	2,044,998	(6,068,902)	12,266,866
Net income	-	-	-	1,683,156	-	-	-	1,683,156
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	179,680	-	-	179,680
Total comprehensive income								1,862,836
Common stock dividends paid, $0.04 per share	-	-	-	(495,344)	-	-	-	(495,344)
Stock-based compensation, net of excess tax benefits	-	-	170,618	-	-	-	-	170,618
Contribution of treasury shares to ESOP	-	-	(98,728)	-	-	(70,621)	223,728	125,000
Other	-	-	-	547	-	-	-	547
Balance at December 31, 2010	14,425,185	$14,425	$30,300,463	$(10,091,167)	$(448,024)	1,974,377	$(5,845,174)	$13,930,523

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
	Year ended December 31
	2010	2009
Operating activities
Net income	$1,683,156	$2,515,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244,990	1,192,948
Stock-based compensation	170,618	120,632
Contribution of treasury shares to ESOP	125,000	465,000
Deferred income taxes	(67,000)	52,000
Foreign currency transaction (gain)/loss	(69,592)	(147,606)
(Increase) decrease in accounts receivable	72,862	505,788
(Increase) decrease in inventories	(471,532)	1,237,953
(Increase) decrease in refundable income taxes	(38,833)	107,269
(Increase) decrease in prepaid expenses and other current assets	145,133	349,214
(Increase) decrease in other assets	(31,818)	(35,827)
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	(535,328)	(603,771)
Net cash provided by operating activities	2,227,656	5,758,881

Investing activities
Proceeds from sale of property, plant, and equipment	41,332	3,978
Purchase of property, plant, and equipment	(618,545)	(537,617)
Payment of life insurance premiums	(267,550)	(252,200)
Purchase of distributorship	-	(716,119)
Proceeds from final withdrawal from limited partnership investment	-	488,633
Net cash used in investing activities	(844,763)	(1,013,325)

Financing activities
Proceeds from line of credit borrowings	-	6,000,000
Repayment of line of credit borrowings	-	(6,000,000)
Proceeds from term loan borrowings	-	4,120,000
Principal payments on short and long-term borrowings	(521,091)	(1,901,442)
Common stock dividends paid	(495,344)	(856,377)
Purchase of stock for treasury	-	(5,014,115)
Other	547	-
Net cash used in financing activities	(1,015,888)	(3,651,934)
Effect of exchange rate changes on cash and cash equivalents	203,120	206,654
Increase (decrease) in cash and cash equivalents	570,125	1,300,276
Cash and cash equivalents at beginning of year	5,760,913	4,460,637
Cash and cash equivalents at end of year	$6,331,038	$5,760,913

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2010	2009

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$206,356	$177,200

Income taxes	$1,304,000	$1,378,000

Noncash investing and financing transactions:
Issuance of promissory notes for purchase of stock for treasury	$-	$1,106,919

Obligation for purchase of distributorship	$-	$1,343,881

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Statements of income amounts have been translated using the average exchange rate for the year.  The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).  The foreign currency translation adjustment is the only component of accumulated other comprehensive loss.   If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Transaction gains were $69,592 and $147,606 for 2010 and 2009, respectively.

Revenue Recognition

The Company receives payment by credit card, personal check, or guaranteed funds for orders from independent distributors and makes related commission payments in the following month. Generally, net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. Sales revenue and commission expenses are recorded when the merchandise is shipped, as this is the point title and risk of loss pass to the distributor.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-50, “Revenue Recognition – Customer Payments and Incentives,” the Company presents distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor.

Actual and estimated sales returns are classified as a reduction of net sales.  The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience.  The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship.  Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products.  For the years ended December 31, 2010 and 2009, total returns as a percent of net sales were approximately 0.67 % and 0.70%, respectively.

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

Stock-Based Compensation

The Company has stock-based incentive plans under which it may grant stock option, restricted stock, and unrestricted stock awards.  The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms.  The fair value of stock-based awards is determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield.  See Note 7 for additional information.

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

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements.  See Note 5 for further discussion.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred.  The Company recorded $55,000 and $91,000 of advertising expense in 2010 and 2009, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Amortizable Intangible Assets

The Company records intangible assets based on management’s determination of the fair value of the respective assets at the time of acquisition.  Determining the fair value of intangible assets is judgmental and involves the use of significant estimates and assumptions of future company operations.  The Company bases its fair value estimates and related asset lives on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from these estimates.

Intangible assets estimated to have finite estimable lives are amortized over their estimated economic life under the straight-line method.  Based on management’s estimates, these lives range from two to fifteen years.  Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of income.  See Note 14 for further information.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $587,000 and $551,000 in 2010 and 2009, respectively.

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

Reclassifications

At December 31, 2010, the cash surrender value of life insurance balance exceeds 5% of total assets and is therefore separately presented in the consolidated balance sheets and statements of cash flows.  To conform to the 2010 presentation, 2009 amounts have been reclassified from Other Assets.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.   Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2010 and 2009, consist of the following:

	2010	2009

Land and land improvements	$868,870	$852,147
Building	9,928,950	9,851,829
Machinery and equipment	3,698,537	3,426,720
Office equipment	1,503,929	1,494,915
Computer equipment and software	2,980,370	3,003,766
	18,980,656	18,629,377
Less accumulated depreciation	11,036,244	10,264,692
	$7,944,412	$8,364,685

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2010 and 2009, consist of the following:

	2010	2009

Trade payables	$2,437,965	$2,627,674
Distributors' commissions	2,411,016	2,674,247
Sales taxes	445,653	362,612
Payroll and payroll taxes	525,657	577,756
	$5,820,291	$6,242,289

4. Limited Partnership Investment

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

In 2008, the Company delivered notice to the partnership’s general partner of its notice to fully withdraw from the partnership.  Therefore, the carrying value of the investment at December 31, 2008 of $489,000 was included in “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets.  Upon final cessation of the partnership in 2009, the Company received cash from the partnership of $489,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.  Fair Value of Financial Instruments

The fair value of financial instruments at December 31, 2010 and 2009 were as follows:

	Fair
Description	Value	Level 1	Level 2	Level 3

December 31, 2010
Long-term debt	$4,613,000	-	$4,613,000	-
Marketable securities (1)	232,000	$232,000	-	-
Derivatives (2)	11,693	-	11,693	-

December 31, 2009
Long-term debt	$5,184,000	-	$5,184,000
Marketable securities (1)	200,000	200,000	-	-

(1)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the consolidated balance sheets.

(2)
Representing recorded liability of Canadian forward currency contracts and is presented within Accounts Payable and Accrued Expenses in the consolidated balance sheets.  The fair values of derivatives are determined either through quoted market prices in active markets for exchange traded derivatives or through pricing from brokers who develop values based on inputs observable in active markets such as interest rates and currency volatilities.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.  Fair Value of Financial Instruments (continued)

At December 31, the carrying amount and fair value of the Company’s financial instruments are approximately as follows:
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$4,717,643	$4,613,000	$5,238,734	$5,184,000
Marketable securities	232,000	232,000	200,000	200,000
Derivatives	11,693	11,693	-	-

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

6. Long-Term Debt

Long-term debt at December 31, 2010 and 2009 consists of the following:

	2010	2009

Term loan	$3,594,908	$3,948,768
Obligation for purchase of distributorship	1,122,735	1,289,966
	4,717,643	5,238,734
Less current maturities	566,873	519,192
	$4,150,770	$4,719,542

Principal maturities of long-term debt at December 31, 2010, are as follows:

2011	$566,873
2012	584,741
2013	2,998,096
2014	204,171
2015	214,617
Thereafter	149,145
$4,717,643

Effective October 1, 2008, the Company entered into a $5 million revolving loan agreement (2008) for a one year term with its primary lender.  Effective October 1, 2009, upon expiration of the 2008 revolving loan agreement, the Company entered into a new $5 million one-year revolving loan agreement (2009) with its primary lender.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Long-Term Debt (continued)

Effective November 30, 2010, the Company entered into a new one-year $5 million revolving loan agreement (2010) with its primary lender.  Any advances under the revolver accrue interest at a variable interest rate based on 30-day LIBOR + 1.85%.  Interest, if any, is payable monthly.  At December 31, 2010, the outstanding revolving line of credit balance was zero.

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

In June 2009, the Company entered into a term loan agreement with its primary lender for $4.12 million and used all of the proceeds to reduce its revolving line of credit balance.  The term loan was a for a period of two years with interest accruing at a floating interest rate based on the 30-day LIBOR plus 3%, subject to a 3.75% floor.  Monthly principal and interest were based on a ten-year amortization.  As originally structured, the aggregate outstanding balance of principal and interest was due and payable on June 29, 2011.

On November 30, 2010, the Company re-financed its term loan agreement with its primary lender.  The re-financed term loan is a for a period of three years with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%.  As of December 31, 2010, the term loan’s interest rate was 2.27%.  Monthly principal and interest are based on approximately a nine-year amortization.  The aggregate outstanding balance of principal and interest is due and payable on November 30, 2013.

The term loan agreement and 2010 revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company’s headquarters.  These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $10 million, and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5:1.  At December 31, 2010, the Company was in compliance with its loan covenants.

Obligation for Purchase of Distributorship

As described in Note 14, on August 31, 2009, the Company incurred a long-term obligation of $1,343,881 relating to the purchase of a Reliv distributorship.  The Company will pay this obligation in monthly payments of principal and interest totaling $18,994 over a seven-year term with an annual interest rate of 5%.

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

Vesting terms and restrictions, if applicable, under the plan, are set by the committee and will be 10 years or less.  The 2009 Plan expires in 2019.  As of December 31, 2010, there were no grants under the 2009 Plan.

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

In 2005, the Company issued grants of 543,000 shares under the 2003 Plan.  The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant.  These option grants precede the Company’s 2006 adoption of FASB ASC Topic 718, “Compensation-Stock Compensation.”  Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants.

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

During 2008, the Company granted options to purchase 16,500 and 25,000 shares of common stock with exercise prices of $5.28 per share and $5.50 per share, respectively, and a grant-date fair value of $1.84 per share and $1.91 per share, respectively.  The options’ exercise prices were equal to the fair value of the shares at the time of the grant.

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

Compensation cost for the stock option plans was approximately $190,000 ($124,000 net of tax) and $192,000 ($126,000 net of tax) for the years ended December 31, 2010 and 2009, respectively, and has been recorded in selling, general, and administrative expense.  As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options totaled $240,000 ($156,000 net of tax), which will be amortized over the weighted remaining requisite service period of 1.4 years.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2010		2009
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	754,000	$8.29	763,000	$8.31
Granted	-		-
Exercised	-		-
Forfeited	(1,000)	9.74	(9,000)	9.74
Outstanding at end of year	753,000	$8.29	754,000	$8.29

Exercisable at end of year	642,375	$8.12	576,875	$8.06

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

 Stock Options (continued)

	As of December 31, 2010
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

$5.28 - $5.50	41,500	2.67	$5.41	29,125	2.67	$5.47
$7.92	485,000	4.00	7.92	485,000	4.00	7.92
$8.68	30,000	4.79	8.68	30,000	4.79	8.68
$9.74	196,500	1.58	9.74	98,250	1.58	9.74
$5.28 - $9.74	753,000	3.33	$8.29	642,375	3.61	$8.12

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2010 was $-0-.  Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

For the years ended December 31, 2010 and 2009, no stock options were exercised.

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

In July 2009, the Company established a new Distributor Stock Purchase Plan (2009 Plan) to replace the expired 1998 Plan.  The 2009 Plan, which is similar to the 1998 Plan, commenced in August 2009.  A total of 3,179 warrants, at a fair value of $1.06 per share, were issued on December 31, 2009.  A total of 13,684 warrants, at a fair value of $0.65 per share, were issued on December 31, 2010.  The warrants are fully vested upon grant.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

The Company records expense under the fair value method for warrants granted to distributors.  Total expense recorded for these warrants was $3,370 and $-0- in 2010 and 2009, respectively.

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2010	2009

Expected warrant life (years)	3.0	2.5
Risk-free weighted average interest rate	1.02%	1.70%
Stock price volatility	0.549	0.540
Dividend yield	2.1%	1.2%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2010		2009
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	53,689	$6.25	79,040	$7.25
Granted	13,684	1.94	3,179	3.28
Exercised	-		-
Expired and forfeited	(25,891)	8.19	(28,530)	8.68

Outstanding at end of year	41,482	$3.62	53,689	$6.25

Exercisable at end of year	41,482		53,689

	As of December 31, 2010
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 1.94	13,684	3.00	$1.94	13,684	$1.94
$ 3.28	3,179	2.00	3.28	3,179	3.28
$ 4.60	24,619	0.88	4.60	24,619	4.60
$1.94 - $4.60	41,482	1.67	$3.62	41,482	$3.62

The intrinsic value for stock warrants outstanding at December 31, 2010 was $6,900 with a weighted average remaining life of 1.67 years.  For the years ended December 31, 2010 and 2009, no stock warrants were exercised.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2010	2009
Numerator:
Net income	$1,683,156	$2,515,281
Denominator:
Denominator for basic earnings per share – weighted average shares	12,382,000	12,894,000

Dilutive effect of employee stock options and other warrants	1,000	-

Denominator for diluted earnings per share – adjusted weighted average shares	12,383,000	12,894,000

Basic earnings per share	$0.14	$0.20
Diluted earnings per share	$0.14	$0.20

For the year ended December 31, 2010, options and warrants totaling 780,798 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.  For the year ended December 31, 2009, options and warrants totaling 804,510 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.

9. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2010:

2011	$386,862
2012	232,107
2013	129,197
2014	118,554
2015	61,316
Thereafter	-
$928,036

Rent expense for operating leases was $578,281 and $510,550 for the years ended December 31, 2010 and 2009, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.  Derivative Financial Instruments

The Company has various transactions with its foreign subsidiaries that are denominated in U.S. dollars and are thereby subject to foreign currency exchange risk on these transactions.

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

At December 31, 2010, the Company held Canadian forward exchange contracts with maturities of less than one year totaling $487,000.  The increase (decrease) in the aggregate accrued loss on these contracts was $11,692 and $-0- for the years ended December 31, 2010 and 2009, respectively.  No contracts were held at December 31, 2009.

11. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended December 31
	2010	2009

United States	$4,780,065	$5,828,091
Foreign	(1,954,909)	(1,842,810)
	$2,825,156	$3,985,281

The components of the provision for income taxes are as follows:

	Year ended December 31
	2010	2009
Current:
Federal	$1,041,000	$1,236,000
State	177,000	185,000
Foreign	33,000	33,000
Total current	1,251,000	1,454,000

Deferred:
Federal	(93,000)	14,000
State	(16,000)	2,000
Foreign	-	-
Total deferred	(109,000)	16,000
	$1,142,000	$1,470,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%.  The reasons for these differences are as follows:

	Year ended December 31
	2010	2009

Income taxes at U.S. statutory rate	$961,000	$1,355,000
State income taxes, net of federal benefit	164,000	204,000
Higher/(lower) effective taxes on earnings in foreign countries	38,000	(13,000)
Foreign corporate income taxes	33,000	33,000
Nondeductible meals and entertainment expense	29,000	35,000
Qualified production activities income - AJCA	(43,000)	(44,000)
Other	(40,000)	(100,000)
	$1,142,000	$1,470,000

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2010 and 2009, are as follows:

	2010	2009
Deferred tax assets:
Product refund reserve	$65,000	$92,000
Inventory obsolescence reserve	26,000	12,000
Vacation accrual	32,000	29,000
Stock-based compensation	237,000	189,000
Organization costs	151,000	91,000
Deferred compensation	80,000	64,000
Capital losses on investments	349,000	343,000
Valuation allowance - investment losses	(349,000)	(343,000)
Miscellaneous accrued expenses	82,000	52,000
Foreign net operating loss carryforwards	4,279,000	3,935,000
Valuation allowance - NOL carryforwards	(4,279,000)	(3,935,000)
	673,000	529,000
Deferred tax liabilities:
Depreciation	206,000	129,000
Net deferred tax assets (liabilities)	$467,000	$400,000

Reported as:
Current deferred tax assets	$334,000	$303,000
Non-current deferred tax assets (1)	133,000	97,000
Net deferred tax assets	$467,000	$400,000

(1)	Included within other non-current assets on the consolidated balance sheets.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The Company has a deferred tax asset of $4,279,000 as of December 31, 2010, and $3,935,000 as of December 31, 2009, relating to foreign net operating loss carryforwards.  The Company has recorded a valuation allowance as it is more likely than not that this asset will not be realized before it expires beginning in 2011.

The Company has a deferred tax asset as of December 31, 2010 related primarily to 2008 capital losses on investments with a tax value of $349,000. The Company has established a corresponding valuation allowance of $349,000 as it does not anticipate having sufficient future capital gains to offset these capital losses.  The capital loss carryforward expires in 2013.

Through December 31, 2010, the Company has not recorded a provision for income taxes on the earnings of several of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside the U.S.  The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $111,000 at December 31, 2010.  Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for foreign income taxes paid would be available to significantly reduce any U.S tax liability if foreign earnings are remitted.

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

The Company applied applicable accounting guidance relating to accounting for uncertainty in income taxes. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions.  It is the Company’s practice to recognize interest and / or penalties related to income tax matters in income tax expense.

At December 31, 2010 and 2009, the Company had $110,000 and $166,800, respectively, of  cumulative unrecognized tax benefits, all of which would impact the effective income tax rate if recognized.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2009	$160,200

Settlements and effective settlements with tax authorities	(1,400)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(15,000)
Increases in balances related to tax positions taken during current period	23,000

Balance as of December 31, 2009	$166,800

Settlements and effective settlements with tax authorities	(47,800)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(23,000)
Increases in balances related to tax positions taken during current period	14,000

Balance as of December 31, 2010	$110,000

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within current liabilities and the amount expected to be settled after one year is recorded in other non-current liabilities.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2006 and concluded years through 2006 with its primary state jurisdiction.

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies in value-added tax (VAT) and withholding tax for the years 2004 through 2006.  The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management has estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statements of Income.

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches a percentage of the employee’s contribution at a rate of 25%.  Company contributions under the 401(k) plan totaled $163,000 and $147,000 in 2010 and 2009, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee Benefit Plans (continued)

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees.  Contributions to the ESOP are funded by the Company on a discretionary basis. In 2010 and 2009, the Company’s contribution consisted of shares of common stock from treasury measured by the fair value of the stock on date of contribution. Company contributions under the ESOP plan totaled approximately $125,000 and $465,000 for the years ended December 31, 2010 and 2009, respectively.

13. Incentive Compensation Plans

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan.  This new plan was effective for fiscal year 2007 and replaced a previous plan.  Under the plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000.  For fiscal years 2010 and 2009, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 16% of the Company’s Income from Operations.  The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors.

The Company expensed a total of $457,000 and $723,000 to the participants of the bonus pool for 2010 and 2009, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust.  A grantor trust was established to hold the assets of the SERP.  The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral.  Investment earnings and losses accrue to the benefit or detriment of the participants.  The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution.  In 2010 and 2009, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant.  At December 31, 2010 and 2009, SERP assets were $232,000 and $200,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2010 and 2009, SERP liabilities were $238,000 and $211,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets.  The changes in the balances of SERP assets and SERP liabilities during 2010 and 2009 were due to net realized and unrealized investment gains/losses incurred by the plan.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Purchase of Reliv Distributorship

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

The distributorship, non-compete, and non-solicit assets, net of accumulated amortization, are presented as “Intangible assets, net” in the accompanying consolidated balance sheets and are subject to review for potential impairment going forward.

The Company had amortizable intangible assets as follows as of December 31, 2010 and 2009:

			Accumulated
	Gross Carrying Amount		Amortization
	2010	2009	2010	2009

Distributorship	$1,648,000	1,648,000	$146,489	36,622
Non-compete agreement	103,000	103,000	68,667	17,167
Non-solicitation agreement	309,000	309,000	58,857	14,714

	$2,060,000	2,060,000	$274,013	68,503

Amortization expense (straight-line method) for intangible assets totaled $205,510 and $68,503 in 2010 and 2009, respectively.  Amortization expense for amortizable intangible assets over the next five years is estimated to be:
Intangible
Amortization

2011	$188,300
2012	154,000
2013	154,000
2014	154,000
2015	154,000

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

Geographic area data for the years ended December 31, 2010 and 2009 follow:

	2010	2009

Net sales to external customers
United States	$66,895,693	$75,041,461
Australia/New Zealand	2,548,046	2,458,834
Canada	2,158,699	1,548,086
Mexico	1,435,486	1,371,127
Europe (1)	2,079,941	1,334,908
Asia (2)	3,630,523	3,644,654
Total net sales	$78,748,388	$85,399,070

Assets by area
United States	$20,221,022	$20,004,454
Australia/New Zealand	934,368	796,189
Canada	291,760	257,825
Mexico	841,981	681,285
Europe (1)	758,358	466,152
Asia (2)	1,796,212	1,948,528
Total consolidated assets	$24,843,701	$24,154,433

(1)	Europe consists of United Kingdom, Ireland, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, Brunei, and Indonesia.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Segment Information (continued)

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2010 and 2009, follow:

	2010	2009

Net sales by product category
Nutritional and dietary supplements	$67,024,233	$72,556,665
Skin care products	932,631	984,985
Sales aids and other	2,076,716	2,303,949
Handling & freight income	8,714,808	9,553,471
Total net sales	$78,748,388	$85,399,070