Form 10-Q
period 2011-03-31
RELIV INTERNATIONAL INC
filed 2011-05-13
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the Registrant’s common stock as of April 29, 2011 was 12,450,808 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7
Item No. 4	Controls and Procedures	12

PART II – OTHER INFORMATION

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item No. 6	Exhibits	12

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,232,118	$6,331,038
Accounts receivable, less allowances of
$68,300 in 2011 and $67,100 in 2010	249,495	291,405
Accounts due from employees and distributors	39,420	55,854
Inventories
Finished goods	3,573,976	3,851,178
Raw materials	1,681,876	1,277,838
Sales aids and promotional materials	554,730	521,774
Total inventories	5,810,582	5,650,790

Refundable income taxes	-	62,324
Prepaid expenses and other current assets	1,140,194	519,915
Deferred income taxes	334,000	334,000
Total current assets	15,805,809	13,245,326

Other assets	327,245	364,626
Cash surrender value of life insurance	1,755,600	1,503,350
Intangible assets, net	1,734,610	1,785,987

Property, plant and equipment:
Land and land improvements	868,870	868,870
Building	9,938,620	9,928,950
Machinery & equipment	3,708,335	3,698,537
Office equipment	1,543,126	1,503,929
Computer equipment & software	3,017,976	2,980,370
	19,076,927	18,980,656
Less: Accumulated depreciation	11,285,360	11,036,244
Net property, plant and equipment	7,791,567	7,944,412

Total assets	$27,414,831	$24,843,701

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2011	2010
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,804,285	$2,437,965
Distributors' commissions payable	2,787,321	2,411,016
Sales taxes payable	477,292	445,653
Payroll and payroll taxes payable	572,245	525,657
Total accounts payable and accrued expenses	7,641,143	5,820,291

Income taxes payable	293,311	-
Current maturities of long-term debt	570,726	566,873
Total current liabilities	8,505,180	6,387,164

Noncurrent liabilities:
Long-term debt, less current maturities	4,006,677	4,150,770
Other noncurrent liabilities	383,194	375,244
Total noncurrent liabilities	4,389,871	4,526,014

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2011 and 2010	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,425,185 shares issued and 12,450,808
shares outstanding as of 3/31/2011; 14,425,185 shares
issued and 12,450,808 shares outstanding as of 12/31/2010	14,425	14,425
Additional paid-in capital	30,346,405	30,300,463
Accumulated deficit	(9,481,367)	(10,091,167)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(514,509)	(448,024)
Treasury stock	(5,845,174)	(5,845,174)

Total stockholders' equity	14,519,780	13,930,523

Total liabilities and stockholders' equity	$27,414,831	$24,843,701

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended March 31
	2011	2010

Product sales	$19,326,943	$20,257,680
Handling & freight income	2,359,911	2,469,571

Net sales	21,686,854	22,727,251

Costs and expenses:
Cost of products sold	4,220,350	4,556,382
Distributor royalties and commissions	8,120,942	8,480,076
Selling, general and administrative	8,268,868	8,543,450

Total costs and expenses	20,610,160	21,579,908

Income from operations	1,076,694	1,147,343

Other income (expense):
Interest income	15,579	9,526
Interest expense	(36,623)	(51,676)
Other income (expense)	(68,850)	57,283

Income before income taxes	986,800	1,162,476
Provision for income taxes	377,000	416,000

Net income	$609,800	$746,476

Earnings per common share - Basic	$0.05	$0.06
Weighted average shares	12,451,000	12,380,000

Earnings per common share - Diluted	$0.05	$0.06
Weighted average shares	12,453,000	12,380,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2011	2010

Operating activities:
Net income	$609,800	$746,476
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	294,645	302,444
Stock-based compensation	45,942	50,173
Deferred income taxes	(62,000)	(42,000)
Foreign currency transaction (gain)/loss	(17,945)	(23,203)
(Increase) decrease in accounts receivable	67,452	15,820
(Increase) decrease in inventories	(124,077)	(89,152)
(Increase) decrease in refundable income taxes	62,324	23,789
(Increase) decrease in prepaid expenses
and other current assets	(617,008)	(538,096)
(Increase) decrease in other assets	(14,619)	(15,003)
Increase (decrease) in income taxes payable	293,250	274,961
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	1,797,517	1,103,295

Net cash provided by operating activities	2,335,281	1,809,504

Investing activities:
Proceeds from the sale of property, plant and equipment	-	3,083
Purchase of property, plant and equipment	(87,748)	(91,041)
Payment of life insurance premiums	(252,250)	(258,100)

Net cash used in investing activities	(339,998)	(346,058)

Financing activities:
Principal payments on long-term borrowings	(140,240)	(128,268)

Net cash used in financing activities	(140,240)	(128,268)

Effect of exchange rate changes on cash and cash equivalents	46,037	54,396

Increase in cash and cash equivalents	1,901,080	1,389,574

Cash and cash equivalents at beginning of period	6,331,038	5,760,913

Cash and cash equivalents at end of period	$8,232,118	$7,150,487

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

Note 1—	Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2010, filed March 17, 2011 with the Securities and Exchange Commission.

Note 2—	Comprehensive Income

Total comprehensive income was $543,315 and $791,519 for the three months ended March 31, 2011 and 2010, respectively.  The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31
	2011	2010
Numerator:
Net income	$609,800	$746,476

Denominator:
Denominator for basic earnings per
share—weighted average shares	12,451,000	12,380,000
Dilutive effect of employee stock options
and other warrants	2,000	-

Denominator for diluted earnings per
share—adjusted weighted average shares	12,453,000	12,380,000

Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.06

Options and warrants to purchase 780,798 and 806,689 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Note 4—	Other Income (Expense)

During the first quarter of 2011, a local nominee director and former employee of the Company's Indonesian subsidiary misappropriated approximately $97,000 from the subsidiary's bank account.  The Company is investigating the matter and intends to seek criminal and/or civil charges against the former employee as allowed by local law; however, the Company has successfully taken legal steps to prevent any further losses to be caused by this individual.  As recovery of the misappropriated funds from the individual or reimbursement under the Company's crime insurance policy is uncertain at this time, the Company has recognized the loss in full, which has been recorded within the Other Income (Expense) line in the Consolidated Statements of Income.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 85.2% of worldwide net sales for the three months ended March 31, 2011 and 85.6% of worldwide net sales for the three months ended March 31, 2010. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom.  We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2011, consisted of approximately 59,870 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2011 and 2010. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended March 31,
	2011	2010

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	19.5	20.0
Distributor royalties and commissions	37.4	37.4
Selling, general and administrative	38.1	37.6

Income from operations	5.0	5.0
Interest expense	(0.2)	(0.2)
Interest and other income/(expense)	(0.2)	0.3

Income before income taxes	4.6	5.1
Provision for income taxes	1.8	1.8

Net income	2.8%	3.3%

Net Sales.  Overall net sales decreased by 4.6% in the three months ended March 31, 2011 compared to the same period in 2010.  During the first quarter of 2011, sales in the United States decreased by 5.0%, and international sales decreased by 1.8% over the prior-year period.

               The following table summarizes net sales by geographic market for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011		2010		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$18,466	85.2%	$19,448	85.6%	$(982)	(5.0)%
Australia/New Zealand	618	2.8	727	3.2	(109)	(15.0)
Canada	597	2.8	587	2.6	10	1.7
Mexico	348	1.6	394	1.7	(46)	(11.7)
Europe	724	3.3	420	1.8	304	72.4
Asia	934	4.3	1,151	5.1	(217)	(18.9)
Consolidated total	$21,687	100.0%	$22,727	100.0%	$(1,040)	(4.6)%

The following table sets forth, as of March 31, 2011 and 2010, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.
	March 31, 2011		March 31, 2010		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	46,910	5,360	52,010	6,070	(9.8)%	(11.7)%
Australia/New Zealand	2,200	140	2,530	190	(13.0)	(26.3)
Canada	1,370	170	1,310	140	4.6	21.4
Mexico	1,630	240	2,290	220	(28.8)	9.1
Europe	2,570	260	1,350	180	90.4	44.4
Asia	5,190	400	6,540	590	(20.6)	(32.2)
Consolidated total	59,870	6,570	66,030	7,390	(9.3)%	(11.1)%

In the United States, net sales were down 5.0% in the first quarter of 2011 compared to the same period in 2010.   Sales declined in the first quarter of 2011 as the effects of the economic downtown over the last 18 months continue to impact us in the form of a lower number of active distributors and distributors at the level of Master Affiliate and above.  The lower level of distributors and Master Affiliates impacted sales in January 2011 in particular, as sales in January 2011 were down 9.9% compared to January 2010.  However, the launch of a new product, 24K, improved sales performance in the months of February and March 2011.   Sales for the months of February and March 2011 combined were down 1.9% compared to sales in February and March 2010.  The net number of Master Affiliates and above as of March 31, 2011 decreased by 11.7% as compared to March 31, 2010.  The net number of active distributors in the United States as of March 31, 2011 decreased by 9.8% to 46,910, compared to the number of active distributors as of March 31, 2010.  Additionally, in the first quarter of 2011, approximately 581 distributors qualified as new Master Affiliates, compared to approximately 632 in the prior-year quarter, a decline of 8.1%.  During the first quarter of 2011, approximately 3,447 new distributors were enrolled, compared to 3,755 new distributor enrollments in the prior-year quarter, a decline of 8.2%.  Distributor retention was 70.5% for the first three months of 2011 compared to a rate of 62.6% for all of 2010.

In the first quarter of 2011, we processed approximately 67,274 orders in the United States for products at an average order of $359 at suggested retail.  In the same period of 2010, we processed approximately 69,127 product orders at an average order of $367 at suggested retail.  This decline in the average order size is consistent with the decreased number of distributors reaching the Master Affiliate level.

In February 2011, we launched our newest product, 24K.  This product is our first ready-to-drink nutritional supplement available in a multi-serving 28-ounce bottle and in a two-ounce single serving bottle. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief.  Currently, 24K is available only in the United States.  Net sales of this product represented 5.4% of consolidated net sales in the first quarter of 2011 and 10.1% of net sales in the United States in the months of February and March 2011 combined.

During the three months ended March 31, 2011, net sales in our international operations decreased in aggregate by 1.8% to $3.22 million compared to $3.28 million for the three months ended March 31, 2010.  When measured on a constant currency basis, sales decreased in all of our foreign regions, except for Europe, during the first quarter of 2011.  When net sales are converted using the 2010 exchange rate for both 2010 and 2011, international net sales decreased by 7.5% for the first quarter of 2011 compared to the first quarter of the prior year.  Regional sales results on a constant currency basis for the first quarter of 2011 compared to the first quarter of 2010 were as follows:  Australia/New Zealand net sales down 23.3%, Canada net sales down 3.7%, Mexico net sales down 16.5%, and Asian sales down 24.4%. In all of these foreign markets, new distributor enrollments and new Master Affiliate qualifications were down in the first quarter of 2011 commensurate to the decline of sales in the respective markets.

In Europe, strong distributor activity and growth continued in the first quarter of 2011 and resulted in a 69.1% increase in net sales.  New distributor enrollments were up 107% in the first quarter of 2011 compared to the same period in 2010, and new Master Affiliate qualifications were up 5%.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 19.5% for the three-month period ended March 31, 2011, compared to 20.0% for the same period in 2010.  Gross margins improved slightly in the first quarter as the weaker U.S. dollar had a favorable impact on gross margins in the international markets, coupled with selective price increases in certain foreign markets over the latter half of 2010.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 37.4% for both the three-month periods ended March 31, 2011 and 2010.  Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods.

Selling, General and Administrative Expenses. For the three months ended March 31, 2011, selling, general and administrative, or SGA, expenses decreased by $275,000, compared to the same period in 2010. SGA expenses as a percentage of net sales were 38.1% for the three-month period ended March 31, 2011, compared to 37.6% for the same period of 2010.

Sales and marketing expenses decreased by approximately $163,000 in the first quarter of 2011, compared to the prior year quarter.  Distributor bonuses and other expenses directly related to the level of sales decreased by approximately $109,000.   Other changes included a decrease in newsletter expenses of $53,000 and conference and meeting expenses increased by $27,000.

Distribution and warehouse expenses decreased by $14,000 and general and administrative expenses decreased by approximately $97,000 in the first quarter of 2011, compared to the prior-year quarter.  The decrease in general and administrative expenses is primarily due to the reduction in the accrued contribution to the Employee Stock Ownership Plan in the first quarter of 2011 versus the first quarter of 2010.

Interest Expense.  Interest expense decreased to $37,000 during the first quarter of 2011 compared to $52,000 in the first quarter of 2010.  The lower interest expense is the result of a lower interest rate on our term loan with our primary lender that was renegotiated in November 2010.

Other Income/Expense.  Other income/expense in the first quarter of 2011 was a net expense of $69,000, compared to a net income of $57,000 in the first quarter of 2010.  The net expense in 2011 is primarily the result of a loss of approximately $97,000 incurred in our Indonesian subsidiary in the quarter.  As further described in footnote 4 to the Financial Statements, during the first quarter of 2011, a nominee director/former employee of the subsidiary misappropriated this amount from the subsidiary's bank account.

Income Taxes. We recorded income tax expense of $377,000 for the first three months of 2011, resulting in an effective rate of 38.2%. In the same period in 2010, we recorded income tax expense of $416,000, which represented an effective rate of 35.8%.  Our effective rate was lower in 2010 due to higher non-taxable earnings for U.S. income tax purposes in certain foreign markets compared to the current-year period.  Additionally, our effective rate for state income taxes in 2011 is slightly higher than that in 2010, due to increases in certain state tax rates.

Net Income. Our net income for the three months ended March 31, 2011 was approximately $610,000 ($0.05 per share basic and diluted), compared to approximately $746,000 ($0.06 per share basic and diluted) for the same period in 2010. Profitability decreased in the first quarter of 2011 as net sales decreased in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2011, we generated $2.34 million of net cash from operating activities, $340,000 was used in investing activities, and we used $140,000 in financing activities. This compares to $1.81 million of net cash provided by operating activities, $346,000 used in investing activities, and $128,000 used in financing activities in the same period of 2010. Cash and cash equivalents increased by $1.90 million to $8.23 million as of March 31, 2011 compared to December 31, 2010.

Significant changes in working capital items consisted of an increase in inventory of $124,000, an increase in prepaid expenses/other current assets of $617,000, an increase in accounts payable and accrued expenses of $1.80 million, and an increase in income taxes payable of $293,000 in the first three months of 2011.  The increase in inventory is related to the initial inventory purchases for our new product, 24K, launched in February 2011.  The increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies.  The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals and the increase in inventory.  The increase in income taxes payable is a function of the timing of estimated tax payments.

Investing activities during the first three months of 2011 consisted of a net investment of $88,000 for capital expenditures and $252,000 for payment for key-man life insurance.  Financing activities during the first three months of 2011 consisted of principal payments of $140,000 on long-term borrowings.

Stockholders’ equity increased to $14.52 million at March 31, 2011 compared to $13.93 million at December 31, 2010. The increase is due to our net income during the first three months of 2011 of $610,000.  Our working capital balance was $7.30 million at March 31, 2011 compared to $6.86 million at December 31, 2010. The current ratio at March 31, 2011 was 1.86 compared to 2.07 at December 31, 2010.

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

We also renewed a revolving credit facility for $5 million with the Bank.  The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2011.  As of March 31, 2011, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated November 30, 2010 between us and the Bank.  A separate letter agreement dated June 29, 2009 stating the financial covenants related to the term loan and revolving credit facility continues in effect.

Under the terms of the letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $10 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1.  The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri.  As of March 31, 2011, we were in compliance with all financial covenants.

Management believes that our internally generated funds coupled with the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2011.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 23-25 of our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2011, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we did not repurchase any shares of our common stock.  In April 2011, our Board of Directors approved a new corporate share repurchase program.  The program authorizes us to repurchase up to $1 million of our common stock at the market price on the open market or in block trades over the next 24 months. The number of shares to be repurchased and the timing of purchases will be at the discretion of our management, and will be subject to restrictions related to volume, price and timing.  We intend to fund the share repurchase program with our available cash balances.

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

Date:  May 13, 2011

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date:  May 13, 2011