Form 10-Q
period 2011-06-30
RELIV INTERNATIONAL INC
filed 2011-08-15
CIK 768710

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of July 29, 2011 was 12,420,974 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements (Unaudited)	1

Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item No. 4	Controls and Procedures	12

PART II – OTHER INFORMATION

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item No. 6	Exhibits	13

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,015,049	$6,331,038
Accounts receivable, less allowances of
$68,600 in 2011 and $67,100 in 2010	293,379	291,405
Accounts due from employees and distributors	39,052	55,854
Inventories
Finished goods	3,307,705	3,851,178
Raw materials	1,506,354	1,277,838
Sales aids and promotional materials	567,783	521,774
Total inventories	5,381,842	5,650,790

Refundable income taxes	194,786	62,324
Prepaid expenses and other current assets	891,156	519,915
Deferred income taxes	339,000	334,000
Total current assets	14,154,264	13,245,326

Other assets	324,662	364,626
Cash surrender value of life insurance	1,755,600	1,503,350
Intangible assets, net	1,683,232	1,785,987

Property, plant and equipment:
Land and land improvements	880,643	868,870
Building	9,940,460	9,928,950
Machinery & equipment	3,729,154	3,698,537
Office equipment	1,550,854	1,503,929
Computer equipment & software	3,064,254	2,980,370
	19,165,365	18,980,656
Less: Accumulated depreciation	11,515,731	11,036,244
Net property, plant and equipment	7,649,634	7,944,412

Total assets	$25,567,392	$24,843,701

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2011	2010
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,487,050	$2,437,965
Distributors' commissions payable	2,323,912	2,411,016
Sales taxes payable	393,763	445,653
Payroll and payroll taxes payable	387,894	525,657
Total accounts payable and accrued expenses	6,592,619	5,820,291

Current maturities of long-term debt	573,756	566,873
Total current liabilities	7,166,375	6,387,164

Noncurrent liabilities:
Long-term debt, less current maturities	3,863,543	4,150,770
Other noncurrent liabilities	305,043	375,244
Total noncurrent liabilities	4,168,586	4,526,014

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2011 and 2010	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,425,185 shares issued and 12,423,674
shares outstanding as of 6/30/2011; 14,425,185 shares
issued and 12,450,808 shares outstanding as of 12/31/2010	14,425	14,425
Additional paid-in capital	30,392,347	30,300,463
Accumulated deficit	(9,786,098)	(10,091,167)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(488,151)	(448,024)
Treasury stock	(5,900,092)	(5,845,174)

Total stockholders' equity	14,232,431	13,930,523

Total liabilities and stockholders' equity	$25,567,392	$24,843,701

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010

Product sales	$15,984,382	$16,689,178	$35,311,325	$36,946,859
Handling & freight income	2,013,540	2,131,453	4,373,451	4,601,024

Net sales	17,997,922	18,820,631	39,684,776	41,547,883

Costs and expenses:
Cost of products sold	3,815,181	3,716,495	8,035,531	8,272,877
Distributor royalties and commissions	6,746,008	7,069,332	14,866,950	15,549,408
Selling, general and administrative	7,407,498	7,540,728	15,676,366	16,084,179

Total costs and expenses	17,968,687	18,326,555	38,578,847	39,906,464

Income from operations	29,235	494,076	1,105,929	1,641,419

Other income (expense):
Interest income	10,222	12,847	25,801	22,373
Interest expense	(35,801)	(54,775)	(72,424)	(106,451)
Other income (expense)	83,185	(36,128)	14,335	21,155

Income before income taxes	86,841	416,020	1,073,641	1,578,496
Provision for income taxes	18,000	210,000	395,000	626,000

Net income	$68,841	$206,020	$678,641	$952,496

Earnings per common share - Basic	$0.01	$0.02	$0.05	$0.08
Weighted average shares	12,442,000	12,380,000	12,446,000	12,380,000

Earnings per common share - Diluted	$0.01	$0.02	$0.05	$0.08
Weighted average shares	12,444,000	12,380,000	12,449,000	12,380,000

Cash dividends declared per common share	$0.03	$0.02	$0.03	$0.02

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2011	2010

Operating activities:
Net income	$678,641	$952,496
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	592,675	610,572
Stock-based compensation	91,884	100,702
Deferred income taxes	(81,000)	(79,000)
Foreign currency transaction (gain)/loss	(10,965)	11,830
(Increase) decrease in accounts receivable	27,097	39,117
(Increase) decrease in inventories	319,462	(759,757)
(Increase) decrease in refundable income taxes	(132,510)	23,789
(Increase) decrease in prepaid expenses
and other current assets	(366,504)	(415,618)
(Increase) decrease in other assets	964	7,949
Increase (decrease) in income taxes payable	-	52,674
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	658,313	1,217,003

Net cash provided by operating activities	1,778,057	1,761,757

Investing activities:
Proceeds from the sale of property, plant and equipment	-	2,953
Purchase of property, plant and equipment	(191,700)	(223,401)
Payment of life insurance premiums	(252,250)	(258,100)

Net cash used in investing activities	(443,950)	(478,548)

Financing activities:
Principal payments on long-term borrowings	(280,344)	(257,079)
Common stock dividends paid	(373,572)	(247,672)
Purchase of stock for treasury	(54,917)	-

Net cash used in financing activities	(708,833)	(504,751)

Effect of exchange rate changes on cash and cash equivalents	58,737	611

Increase in cash and cash equivalents	684,011	779,069

Cash and cash equivalents at beginning of period	6,331,038	5,760,913

Cash and cash equivalents at end of period	$7,015,049	$6,539,982

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

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

Note 2-- Comprehensive Income

Comprehensive income was $95,199 and $638,514 for the three and six months ended June 30, 2011, respectively.  For the three and six months ended June 30, 2010, comprehensive income was $167,636 and $959,155, respectively.  The Company's only component of other comprehensive income is the foreign currency translation adjustment.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Numerator:
Net income	$68,841	$206,020	$678,641	$952,496

Denominator:
Denominator for basic earnings per
share--weighted average shares	12,442,000	12,380,000	12,446,000	12,380,000
Dilutive effect of employee stock options
and other warrants	2,000	-	3,000	-

Denominator for diluted earnings per
share--adjusted weighted average shares	12,444,000	12,380,000	12,449,000	12,380,000

Basic earnings per share	$0.01	$0.02	$0.05	$0.08
Diluted earnings per share	$0.01	$0.02	$0.05	$0.08

Options and warrants to purchase 780,798 shares of common stock for the three months and six months ended June 30, 2011, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive. Options and warrants to purchase 806,689 shares of common stock for the three months and six months ended June 30, 2010, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

Note 4-- Other Income (Expense)

During the first quarter of 2011, the Company reported that a local nominee director and former employee of the Company's Indonesian subsidiary misappropriated approximately $97,000 from the subsidiary's bank account.  At March 31, 2011, it was management's best estimate that recovery of the misappropriated funds from the individual or reimbursement under the Company's crime insurance policy was uncertain.  Therefore, the Company recognized a loss of $97,000, which was recorded within the Other Income (Expense) line in the Consolidated Statements of Income for the three month period ending March 31, 2011.

During the second quarter of 2011, the Company successfully removed the former employee as a local nominee director of the Indonesia subsidiary.  In addition, the Company negotiated a settlement with the former employee which resulted in the former employee returning to the Company approximately $60,000 of the original $97,000 misappropriation.  As a result, the Company recognized a recovery of approximately $60,000, which has been recorded as an increase to income within the Other Income (Expense) line in the Consolidated Statements of Income for the three month period ending June 30, 2011.  For the six month period ending June 30, 2011, the Company has recognized a net expense of $37,000 within the Other Income (Expense) line in the Consolidated Statements of Income.

Note 5-- Recent Accounting Standards Pending Adoption

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment on the presentation of other comprehensive income.  Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements.  The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated.  This amendment will be effective for the Company on January 1, 2012, and retrospective application is required.  The Company does not anticipate that this amendment will have a material impact on its financial statements.

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures.  The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitive information about the unobservable inputs used in a fair value measurement.  This guidance will be effective for the Company on January 1, 2012, and will be applied prospectively.  The Company does not anticipate that this amendment will have a material impact on its financial statements.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 83.9% of worldwide net sales for the six months ended June 30, 2011 and 85.2% of worldwide net sales for the six months ended June 30, 2010. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom.  We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2011, consisted of approximately 58,450 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2011 and 2010. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	21.2	19.7	20.2	19.9
Distributor royalties and commissions	37.5	37.6	37.5	37.4
Selling, general and administrative	41.2	40.1	39.5	38.7

Income from operations	0.1	2.6	2.8	4.0
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Interest and other income (expense)	0.6	(0.1)	0.1	0.1

Income before income taxes	0.5	2.2	2.7	3.8
Provision for income taxes	0.1	1.1	1.0	1.5

Net income	0.4%	1.1%	1.7%	2.3%

Net Sales.  Overall net sales decreased by 4.4% in the three months ended June 30, 2011 compared to the same period in 2010.  During the second quarter of 2011, sales in the United States decreased by 7.0%, and international sales increased by 10.1% over the prior-year period.  For the six months ended June 30, 2011, consolidated net sales declined 4.5% compared to the same period in 2010.  In the first half of 2011, net sales in the United States declined by 5.9% and international sales increased by 3.8% over the same period in 2010.

               The following table summarizes net sales by geographic market for the three months ended June 30, 2011 and 2010.

	Three months ended June 30,
	2011		2010		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
		(dollars in thousands)
United States	$14,841	82.5%	$15,954	84.7%	$(1,113)	(7.0)%
Australia/New Zealand	596	3.3	541	2.9	55	10.2
Canada	577	3.2	542	2.9	35	6.5
Mexico	354	2.0	394	2.1	(40)	(10.2)
Europe	856	4.7	581	3.1	275	47.3
Asia	774	4.3	809	4.3	(35)	(4.3)

Consolidated total	$17,998	100.0%	$18,821	100.0%	$(823)	(4.4)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,
	2011		2010		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$33,306	83.9%	$35,403	85.2%	$(2,097)	(5.9)%
Australia/New Zealand	1,215	3.0	1,268	3.1	(53)	(4.2)
Canada	1,175	3.0	1,129	2.7	46	4.1
Mexico	702	1.8	787	1.9	(85)	(10.8)
Europe	1,579	4.0	1,001	2.4	578	57.7
Asia	1,708	4.3	1,960	4.7	(252)	(12.9)

Consolidated total	$39,685	100.0%	$41,548	100.0%	$(1,863)	(4.5)%

The following table sets forth, as of June 30, 2011 and 2010, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	June 30, 2011		June 30, 2010		% Change
	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above
United States	45,880	5,680	49,630	6,430	(7.6)%	(11.7)%
Australia/New Zealand	2,120	150	2,520	190	(15.9)	(21.1)
Canada	1,360	190	1,360	160	0.0	18.8
Mexico	1,430	220	2,210	310	(35.3)	(29.0)
Europe	2,860	280	1,630	230	75.5	21.7
Asia	4,800	440	6,310	610	(23.9)	(27.9)

Consolidated total	58,450	6,960	63,660	7,930	(8.2)%	(12.2)%

In the United States, net sales were down 7.0% in the second quarter of 2011 compared to the same period in 2010.   Sales declined in the second quarter of 2011 as the effects of the continuing economic downturn impact us in the form of a lower number of active distributors and distributors at the level of Master Affiliate and above.  In the second quarter of 2011, approximately 403 distributors qualified as new Master Affiliates, compared to approximately 474 in the prior-year quarter, a decline of 15.0%.  As a result, the number of Master Affiliates and above as of June 30, 2011 decreased by 11.7% as compared to the number of Master Affiliates and above as of June 30, 2010.  Another factor in the decline in sales in the United States was fewer new distributor enrollments.  During the second quarter of 2011, approximately 3,218 new distributors were enrolled, compared to 3,255 new distributor enrollments in the prior-year quarter, a decline of 1.1%.  The number of active distributors in the United States as of June 30, 2011 decreased by 7.6% to 45,880, compared to the number of active distributors as of June 30, 2010.   Distributor retention was 70.3% for the first six months of 2011 compared to a rate of 62.6% for all of 2010.  For the six-month period ended June 30, 2011, the decline in net sales in the United States compared to the prior-year period were due to these same factors.

In the second quarter of 2011, we processed approximately 59,700 orders in the United States for products at an average order of $317 at suggested retail.  In the same period of 2010, we processed approximately 64,800 product orders at an average order of $318 at suggested retail.  The average order size for all of 2010 was $336 at suggested retail.

During the three months ended June 30, 2011, net sales in our international operations increased in aggregate by 10.1% to $3.16 million compared to $2.87 million for the three months ended June 30, 2010.  For the six-month period ended June 30, 2011, international net sales increased by 3.8% to $6.38 million compared to $6.15 million in the same period in 2010.  When measured on a constant currency basis, sales decreased in all of our foreign regions, except for Europe, during the first half of 2011.  When net sales are converted using the 2010 exchange rate for both 2010 and 2011, international net sales decreased by 3.7% for the first half of 2011 compared to the first half of the prior year.  Regional sales results on a constant currency basis for the first half of 2011 compared to the first half of 2010 were as follows:  Australia/New Zealand net sales down 16.8%, Canada net sales down 1.4%, Mexico net sales down 16.4%, and Asian sales down 18.4%. In all of these foreign markets, new distributor enrollments and new Master Affiliate qualifications were down in the first half of 2011 commensurate to the decline of sales in the respective markets.

In Europe, strong distributor activity and growth continued in the second quarter of 2011 and resulted in a 34.3% increase in net sales in the second quarter of 2011 and an increase of 48.9% for the first half of 2011 when measured on a constant currency basis, compared to the prior year periods.  New distributor enrollments were up 75% and the number of orders processed increased by 46% in the first half of 2011 compared to the same period in 2010.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 21.2% for the three-month period ended June 30, 2011, compared to 19.7% for the same period in 2010.  For the six-month period ended June 30, 2011, cost of products sold as a percentage of net sales was 20.2%, compared to 19.9% in the prior-year period.  Gross margins were negatively impacted in the second quarter of 2011 compared to the same period in 2010 as we experienced increases in production costs and higher order shipping costs due to general rate increases and higher fuel surcharges.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 37.5% for both the three- and six-month periods ended June 30, 2011, compared to 37.6%  for the three-month period and 37.4% for the six-month period in 2010.  Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods.

Selling, General and Administrative Expenses. For the three months ended June 30, 2011, selling, general and administrative, or SGA, expenses decreased by $133,000, compared to the same period in 2010. SGA expenses as a percentage of net sales were 41.2% and 40.1% for the three-month periods ended June 30, 2011 and 2010, respectively.   For the six-month period ended June 30, 2011, SGA expenses decreased by $408,000 when compared to the same period in 2010.  SGA expenses as a percentage of net sales were 39.5% and 38.7% for the six-month periods ended June 30, 2011 and 2010, respectively.

Sales and marketing expenses decreased by approximately $372,000 in the first half of 2011, compared to the prior-year period.  The decrease is the result of lower distributor bonuses and expenses directly related to the level of sales, a reduction in external sales meeting expenses, and a reduction in newsletter expense.

Distribution and warehouse expenses increased by $42,000 and general and administrative expenses decreased by approximately $78,000 in the first half of 2011, compared to the prior-year period. The decrease in general and administrative expenses consists primarily of a reduction in the annual accrual to the Employee Stock Ownership Plan and lower incentive compensation expense.

Interest Expense.  Interest expense decreased to $72,000 during the first half of 2011 compared to $106,000 in the same period of 2010.  The lower interest expense is the result of a lower interest rate on our term loan with our primary lender that was renegotiated in November 2010.

Other Income/Expense.  Other income/expense in the first half of 2011 was a net amount of income of $14,000, compared to a net amount of income of $21,000 in the first half of 2010.  During the second quarter of 2011, we recovered approximately $60,000 of the $97,000 other expense incurred in our Indonesian subsidiary in the first quarter.  As further described in Note 4 to the Financial Statements, during the first quarter of 2011, a nominee director/former employee of the subsidiary misappropriated this amount from the subsidiary's bank account.

Income Taxes. We recorded income tax expense of $395,000 for the first six months of 2011, an effective rate of 36.8%. In the same period in 2010, we recorded income tax expense of $626,000, which represented an effective rate of 39.7%.  The effective tax rate is lower in 2011 as the result of re-measurements made to our uncertain tax positions.

Net Income. Our net income for the three and six months ended June 30, 2011 was $69,000 ($0.01 per share basic and diluted) and $679,000 ($0.05 per share basic and diluted), respectively, compared to $206,000 ($0.02 per share basic and diluted) and $952,000 ($0.08 per share basic and diluted) for the same periods in 2010. Profitability decreased in the second quarter and first half of 2011 as net sales decreased in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2011, we generated $1.78 million of net cash from operating activities, used $444,000 in investing activities, and used $709,000 in financing activities. This compares to $1.76 million of net cash provided by operating activities, $479,000 used in investing activities, and $505,000 used in financing activities in the same period of 2010. Cash and cash equivalents increased by $684,000 to $7.02 million as of June 30, 2011 compared to $6.33 million as of December 31, 2010.

Significant changes in working capital items consisted of a decrease in inventory of $319,000, an increase in prepaid expenses/other current assets of $367,000, an increase in accounts payable and accrued expenses of $658,000, and an increase in refundable income taxes of $133,000 in the first six months of 2011.  Inventory decreased proportionally with the reduced sales levels.  The increase in prepaid expenses/other current assets is primarily due to the annual premium payments made in the first quarter on most of the corporate insurance policies.  The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals.   Refundable income taxes increased as our corporate estimated income tax deposits exceeded our income tax liability as of June 30, 2011.

Investing activities during the first six months of 2011 consisted of a net investment of $192,000 for capital expenditures and $252,000 for payment for key-man life insurance.  Financing activities during the first six months of 2011 consisted of principal payments of $280,000 on long-term borrowings, $374,000 in cash dividends paid, and $55,000 in purchases of treasury stock.

Stockholders’ equity increased to $14.23 million at June 30, 2011 compared to $13.93 million at December 31, 2010. The increase is due to net income during the first six months of 2011 of $679,000, partially offset by our cash dividend payment of $374,000.  Our working capital balance was $6.99 million at June 30, 2011 compared to $6.86 million at December 31, 2010. The current ratio at June 30, 2011 was 1.98 compared to 2.07 at December 31, 2010.

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

We also renewed a revolving credit facility for $5 million with the Bank.  The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2011.  As of June 30, 2011, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated November 30, 2010 between us and the Bank.  A separate letter agreement dated June 29, 2009 stating the financial covenants related to the term loan and revolving credit facility continues in effect.

Under the terms of the letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $10 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1.  The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri.  As of June 30, 2011, we were in compliance with all financial covenants.

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

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2011, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2011	—	—	—	$1,000,000

May 1-31, 2011	12,645	$2.04	12,645	$974,000

June 1-30, 2011	14,489	$2.01	14,489	$945,000

Total	27,134		27,134

(1)	In April 2011, the Company’s Board of Directors approved a share repurchase plan of up to $1 million through April 2013.

Item No. 6 – Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date:  August 15, 2011

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date:  August 15, 2011