Form 10-Q
period 2011-09-30
RELIV INTERNATIONAL INC
filed 2011-11-14
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐ Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock as of October 31, 2011 was 12,405,202 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION
Item No. 1	Financial Statements (Unaudited)	3
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item No. 4	Controls and Procedures	13

PART II – OTHER INFORMATION

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item No. 6	Exhibits	14

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,140,671	$6,331,038
Accounts receivable, less allowances of
$69,400 in 2011 and $67,100 in 2010	274,767	291,405
Accounts due from employees and distributors	50,023	55,854
Inventories
Finished goods	3,394,451	3,851,178
Raw materials	1,374,698	1,277,838
Sales aids and promotional materials	437,151	521,774
Total inventories	5,206,300	5,650,790

Refundable income taxes	79,600	62,324
Prepaid expenses and other current assets	732,036	519,915
Deferred income taxes	388,000	334,000
Total current assets	13,871,397	13,245,326

Other assets	280,102	364,626
Cash surrender value of life insurance	1,755,600	1,503,350
Intangible assets, net	1,636,147	1,785,987

Property, plant and equipment:
Land and land improvements	883,563	868,870
Building	9,920,925	9,928,950
Machinery & equipment	3,733,074	3,698,537
Office equipment	1,422,978	1,503,929
Computer equipment & software	2,844,060	2,980,370
	18,804,600	18,980,656
Less: Accumulated depreciation	11,318,515	11,036,244
Net property, plant and equipment	7,486,085	7,944,412

Total assets	$25,029,331	$24,843,701

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30	December 31
	2011	2010
	(unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,209,687	$2,437,965
Distributors' commissions payable	2,295,120	2,411,016
Sales taxes payable	389,948	445,653
Payroll and payroll taxes payable	361,658	525,657
Total accounts payable and accrued expenses	6,256,413	5,820,291

Current maturities of long-term debt	581,539	566,873
Total current liabilities	6,837,952	6,387,164

Noncurrent liabilities:
Long-term debt, less current maturities	3,713,188	4,150,770
Other noncurrent liabilities	261,770	375,244
Total noncurrent liabilities	3,974,958	4,526,014

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2011 and 2010	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,425,185 shares issued and 12,408,302
shares outstanding as of 9/30/2011; 14,425,185 shares
issued and 12,450,808 shares outstanding as of 12/31/2010	14,425	14,425
Additional paid-in capital	30,438,289	30,300,463
Accumulated deficit	(9,736,940)	(10,091,167)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(573,639)	(448,024)
Treasury stock	(5,925,714)	(5,845,174)

Total stockholders' equity	14,216,421	13,930,523

Total liabilities and stockholders' equity	$25,029,331	$24,843,701

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Product sales	$15,382,332	$16,612,215	$50,693,657	$53,559,074
Handling & freight income	1,927,261	2,060,849	6,300,712	6,661,873

Net sales	17,309,593	18,673,064	56,994,369	60,220,947

Costs and expenses:
Cost of products sold	3,601,116	3,820,490	11,636,647	12,093,367
Distributor royalties and commissions	6,450,155	7,011,217	21,317,105	22,560,625
Selling, general and administrative	7,089,832	7,402,210	22,766,198	23,486,389

Total costs and expenses	17,141,103	18,233,917	55,719,950	58,140,381

Income from operations	168,490	439,147	1,274,419	2,080,566

Other income (expense):
Interest income	7,045	12,961	32,846	35,334
Interest expense	(32,925)	(52,885)	(105,349)	(159,336)
Other income (expense)	(452)	437	13,883	21,592

Income before income taxes	142,158	399,660	1,215,799	1,978,156
Provision for income taxes	93,000	228,000	488,000	854,000

Net income	$49,158	$171,660	$727,799	$1,124,156

Earnings per common share - Basic	$0.00	$0.01	$0.06	$0.09
Weighted average shares	12,416,000	12,380,000	12,436,000	12,380,000

Earnings per common share - Diluted	$0.00	$0.01	$0.06	$0.09
Weighted average shares	12,416,000	12,380,000	12,436,000	12,380,000

Cash dividends declared per common share	$-	$-	$0.03	$0.02

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2011	2010
Operating activities:
Net income	$727,799	$1,124,156
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	847,341	910,338
Stock-based compensation	137,826	151,232
Deferred income taxes	(112,000)	(142,000)
Foreign currency transaction (gain)/loss	43,184	(48,919)
(Increase) decrease in accounts receivable	19,406	115,265
(Increase) decrease in inventories	421,432	(815,305)
(Increase) decrease in refundable income taxes	(17,316)	(3,251)
(Increase) decrease in prepaid expenses
and other current assets	(217,026)	(136,790)
(Increase) decrease in other assets	43,524	(13,069)

Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	352,607	553,321

Net cash provided by operating activities	2,246,777	1,694,978

Investing activities:
Proceeds from the sale of property, plant and equipment	-	2,925
Purchase of property, plant and equipment	(241,000)	(348,252)
Payment of life insurance premiums	(252,250)	(258,100)

Net cash used in investing activities	(493,250)	(603,427)

Financing activities:
Principal payments on long-term borrowings	(422,916)	(387,255)
Common stock dividends paid	(373,572)	(247,672)
Other	-	547
Purchase of stock for treasury	(80,539)	-

Net cash used in financing activities	(877,027)	(634,380)

Effect of exchange rate changes on cash and cash equivalents	(66,867)	186,604

Increase in cash and cash equivalents	809,633	643,775

Cash and cash equivalents at beginning of period	6,331,038	5,760,913

Cash and cash equivalents at end of period	$7,140,671	$6,404,688

See notes to financial statements

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

Note 1 — Accounting Policies

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

Note 2 — Comprehensive Income (Loss)

Comprehensive income (loss) was $(36,330) and $602,184 for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010, comprehensive income was $330,843 and $1,289,998, respectively.  The Company's only component of other comprehensive income is the foreign currency translation adjustment.

Note 3 — Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Numerator:
Net income	$49,158	$171,660	$727,799	$1,124,156

Denominator:
Denominator for basic earnings per
share--weighted average shares	12,416,000	12,380,000	12,436,000	12,380,000
Dilutive effect of employee stock options
and other warrants	-	-	-	-

Denominator for diluted earnings per
share--adjusted weighted average shares	12,416,000	12,380,000	12,436,000	12,380,000

Basic earnings per share	$0.00	$0.01	$0.06	$0.09
Diluted earnings per share	$0.00	$0.01	$0.06	$0.09

Options and warrants to purchase 780,798 shares of common stock for the three months and nine months ended September 30, 2011, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive. Options and warrants to purchase 806,689 shares of common stock for the three months and nine months ended September 30, 2010, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Note 4 — Subsequent Event

In October 2011, the Company implemented an employee headcount cost reduction program resulting in the reduction of approximately 8% of the Company's U.S. employees.  The total cost of this program, representing severance and benefits, is estimated to be $236,000 ($138,000 net of tax) and will be included in the Company's operating results for the quarter ended December 31, 2011.  The aggregate annual salaries of the affected employees was approximately $690,000.

Note 5 — Recent Accounting Standards Pending Adoption

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 83.3% of worldwide net sales for the nine months ended September 30, 2011 and 85.3% of worldwide net sales for the nine months ended September 30, 2010. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom.  We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2011, consisted of approximately 57,660 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

               The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2011 and 2010. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.8	20.5	20.4	20.1
Distributor royalties and commissions	37.3	37.6	37.4	37.4
Selling, general and administrative	40.9	39.6	40.0	39.0

Income from operations	1.0	2.3	2.2	3.5
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Interest and other income	0.0	0.1	0.1	0.1

Income before income taxes	0.8	2.1	2.1	3.3
Provision for income taxes	0.5	1.2	0.9	1.4

Net income	0.3%	0.9%	1.3%	1.9%

Net Sales.  Overall net sales decreased by 7.3% in the three months ended September 30, 2011 compared to the same period in 2010.  During the third quarter of 2011, sales in the United States decreased by 11.5%, and international sales increased by 17.7% over the prior-year period.  For the nine months ended September 30, 2011, consolidated net sales declined 5.4% compared to the same period in 2010.  In the first nine months of 2011, net sales in the United States declined by 7.7% and international net sales increased by 8.0% over the same period in 2010.

               The following table summarizes net sales by geographic market for the three months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011		2010		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$14,134	81.6%	$15,975	85.5%	$(1,841)	(11.5)%
Australia/New Zealand	563	3.2	656	3.5	(93)	(14.2)
Canada	495	2.9	505	2.7	(10)	(2.0)
Mexico	280	1.6	320	1.7	(40)	(12.5)
Europe	998	5.8	439	2.4	559	127.3
Asia	840	4.9	778	4.2	62	8.0

Consolidated total	$17,310	100.0%	$18,673	100.0%	$(1,363)	(7.3)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,
	2011		2010		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$47,440	83.3%	$51,378	85.3%	$(3,938)	(7.7)%
Australia/New Zealand	1,778	3.1	1,924	3.2	(146)	(7.6)
Canada	1,669	2.9	1,634	2.7	35	2.1
Mexico	982	1.7	1,107	1.9	(125)	(11.3)
Europe	2,577	4.5	1,440	2.4	1,137	79.0
Asia	2,548	4.5	2,738	4.5	(190)	(6.9)

Consolidated total	$56,994	100.0%	$60,221	100.0%	$(3,227)	(5.4)%

The following table sets forth, as of September 30, 2011 and 2010, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	September 30, 2011		September 30, 2010		% Change
	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above

United States	44,900	5,920	48,520	6,730	(7.5)%	(12.0)%
Australia/New Zealand	1,950	160	2,410	200	(19.1)	(20.0)
Canada	1,350	200	1,390	180	(2.9)	11.1
Mexico	1,310	230	2,100	300	(37.6)	(23.3)
Europe	3,280	360	1,860	260	76.3	38.5
Asia	4,870	500	5,950	620	(18.2)	(19.4)

Consolidated total	57,660	7,370	62,230	8,290	(7.3)%	(11.1)%

In the United States, net sales were down 11.5% in the third quarter of 2011 compared to the same period in 2010.   Sales declined in the third quarter of 2011 as the effects of the continuing economic downturn impact us in the form of a lower number of active distributors and distributors at the level of Master Affiliate and above.   In the third quarter of 2011, approximately 348 distributors qualified as new Master Affiliates, compared to approximately 503 in the prior-year quarter, a decline of 30.8%.  As a result, the number of Master Affiliates and above as of September 30, 2011 decreased by 12.0% as compared to the number of Master Affiliates and above as of September 30, 2010.  Another factor in the decline in sales in the United States was fewer new distributor enrollments.  During the third quarter of 2011, 2,721 new distributors were enrolled, compared to 3,492 new distributor enrollments in the prior-year quarter, a decline of 22.1%.  The number of active distributors in the United States as of September 30, 2011 decreased by 7.5% to 44,900, compared to the number of active distributors as of September 30, 2010.   Distributor retention was 70.1% for the first nine months of 2011 compared to a rate of 62.6% for all of 2010.  For the nine-month period ended September 30, 2011, the decline in net sales in the United States compared to the prior-year period were due to these same factors.

In the third quarter of 2011, we processed approximately 59,150 orders in the United States for products at an average order of $308 at suggested retail.  In the same period of 2010, we processed approximately 64,420 product orders at an average order of $320 at suggested retail.  The average order size for all of 2010 was $336 at suggested retail.

During the three months ended September 30, 2011, net sales in our international operations increased in aggregate by 17.7% to $3.18 million compared to $2.70 million for the three months ended September 30, 2010.  For the nine-month period ended September 30, 2011, international net sales increased by 8.0% to $9.55 million compared to $8.84 million in the same period in 2010.  When measured on a constant currency basis, sales decreased in all of our foreign regions, except for Europe, during the first nine months of 2011.  When net sales are converted using the 2010 exchange rate for both 2010 and 2011, international net sales increased by 0.1% for the first nine months of 2011 compared to the same period of the prior year.  Regional sales results on a constant currency basis for the first nine months of 2011 compared to the same period of 2010 were as follows:  Australia/New Zealand net sales down 20.2%, Canada net sales down 3.7%, Mexico net sales down 16.4%, and Asia sales down 13.0%.  In all of these foreign markets, new distributor enrollments and new Master Affiliate qualifications were down in the first nine months of 2011 commensurate to the decline of sales in the respective markets.

In Europe, strong distributor activity and growth continued in the third quarter of 2011 and resulted in a 115.7% increase in net sales in the third quarter of 2011 and an increase of 69.2% for the first nine months of 2011 when measured on a constant currency basis, compared to the prior-year periods.  New distributor enrollments were up 77.8%, new Master Affiliate qualifications were up 29.8%, and the number of orders processed increased by 48.5% in the first nine months of 2011 compared to the same period in 2010.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 20.8% for the three-month period ended September 30, 2011, compared to 20.5% for the same period in 2010.  For the nine-month period ended September 30, 2011, cost of products sold as a percentage of net sales was 20.4%, compared to 20.1% in the prior-year period.  When compared to the same periods in 2010, gross margins were negatively impacted as we experienced increases in production costs and higher order shipping costs due to general rate increases and higher fuel surcharges.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 37.3% and 37.4% for the three- and nine-month periods ended September 30, 2011, respectively, compared to 37.6%  for the three-month period and 37.4% for the nine-month period in 2010.  Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods.

Selling, General and Administrative Expenses. For the three months ended September 30, 2011, selling, general and administrative, or SGA, expenses decreased by $312,000, compared to the same period in 2010. SGA expenses as a percentage of net sales were 40.9% and 39.6% for the three-month periods ended September 30, 2011 and 2010, respectively.   For the nine-month period ended September 30, 2011, SGA expenses decreased by $720,000 when compared to the same period in 2010.  SGA expenses as a percentage of net sales were 40.0% and 39.0% for the nine-month periods ended September 30, 2011 and 2010, respectively.

Sales and marketing expenses decreased by approximately $562,000 in the first nine months of 2011, compared to the prior-year period.  The decrease is the result of lower distributor bonuses and expenses directly related to the level of sales, a reduction in external sales meeting expenses, and a reduction in newsletter expense.

Distribution and warehouse expenses increased by $100,000 and general and administrative expenses decreased by approximately $259,000 in the first nine months of 2011, compared to the prior-year period.  The decreases in general and administrative expenses consist of a reduction in 2011 incentive compensation expense of approximately $102,000 and a non-recurring accrual recorded in the third quarter of 2010 of approximately $185,000 in our Philippine subsidiary related to a tax audit on VAT and other transactional taxes.

Interest Expense.  Interest expense decreased to $105,000 during the first nine months of 2011 compared to $159,000 in the same period of 2010.  The lower interest expense is the result of a lower interest rate on our term loan with our primary lender that was renegotiated in November 2010.

Income Taxes. We recorded income tax expense of $488,000 for the first nine months of 2011, an effective rate of 40.1%. In the same period in 2010, we recorded income tax expense of $854,000, which represented an effective rate of 43.2%.  The decrease in the effective rate was due to non-deductible losses in our Philippine subsidiary due to the tax audit accrual recorded in 2010 as discussed previously.

Net Income. Our net income for the three and nine months ended September 30, 2011 was $49,000 ($0.00 per share basic and diluted) and $728,000 ($0.06 per share basic and diluted), respectively, compared to $172,000 ($0.01 per share basic and diluted) and $1.12 million ($0.09 per share basic and diluted) for the same periods in 2010. Profitability decreased in the third quarter and first nine months of 2011 as net sales decreased in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2011, we generated $2.25 million of net cash from operating activities, used $493,000 in investing activities, and used $877,000 in financing activities. This compares to $1.69 million of net cash provided by operating activities, $603,000 used in investing activities, and $634,000 used in financing activities in the same period of 2010. Cash and cash equivalents increased by $810,000 to $7.14 million as of September 30, 2011 compared to $6.33 million as of December 31, 2010.

Significant changes in working capital items consisted of a decrease in inventory of $421,000, an increase in prepaid expenses/other current assets of $217,000, and an increase in accounts payable and accrued expenses of $353,000 in the first nine months of 2011.  Inventory decreased proportionally with the reduced sales levels.  The increase in prepaid expenses/other current assets is primarily due to the annual premium payments made in the first quarter on most of the corporate insurance policies.  The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals.

Investing activities during the first nine months of 2011 consisted of a net investment of $241,000 for capital expenditures and a $252,000 payment for key-man life insurance.  Financing activities during the first nine months of 2011 consisted of principal payments of $423,000 on long-term borrowings, $374,000 in cash dividends paid, and $81,000 in purchases of treasury stock.

Stockholders’ equity increased to $14.22 million at September 30, 2011 compared to $13.93 million at December 31, 2010. The increase is due to net income during the first nine months of 2011 of $728,000, partially offset by our cash dividend payment of $374,000.  Our working capital balance was $7.03 million at September 30, 2011 compared to $6.86 million at December 31, 2010. The current ratio at September 30, 2011 was 2.03 compared to 2.07 at December 31, 2010.

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

We also renewed a revolving credit facility for $5 million with the Bank in October 2011.  The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2012.  As of September 30, 2011, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes between us and the Bank.  A separate letter agreement dated June 29, 2009 stating the financial covenants related to the term loan and revolving credit facility continues in effect.

Under the terms of the letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $10 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1.  The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri.  As of September 30, 2011, we were in compliance with all financial covenants.

Management believes that our internally generated funds coupled with the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2011 and through 2012.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 23-25 of our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2011.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2011, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1-31, 2011	2,700	$1.87	2,700	$940,000

August 1-31, 2011	12,108	$1.62	12,108	$920,000

September 1-30, 2011	564	$1.60	564	$919,000

Total	15,372		15,372

(1) In April 2011, the Company’s Board of Directors approved a share repurchase plan of up to $1 million through April 2013.

Item No. 6 – Exhibits

Exhibit
Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

Date: November 14, 2011	By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)