Form 10-K
period 2011-12-31
RELIV INTERNATIONAL INC
filed 2012-03-23
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $1.82 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14.1 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 1, 2012 was 12,515,930 (excluding treasury shares).

Documents Incorporated by Reference

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012, which is expected to be filed no later than 120 days after December 31, 2011	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 2	Properties	16
Item No. 3	Legal Proceedings	17

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	17
Item No. 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18
Item No. 8	Financial Statements and Supplementary Data	26
Item No. 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	26
Item No. 9A	Controls and Procedures	26
Item No. 9B	Other Information	27

Part III

Item No. 10	Directors, Executive Officers and Corporate Governance	27
Item No. 11	Executive Compensation	27
Item No. 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	27
Item No. 13	Certain Relationships and Related Transactions, and Director Independence	27
Item No. 14	Principal Accounting Fees and Services	27

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	27

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

PART I

Item No. 1 - Business

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. All but one of our science-based supplements are packaged in powdered form and are not only simple to use but also, when mixed with water, juice or other liquid and consumed, provide an effective means of delivering nutrients to the body. We also offer a ready-to-drink product and a line of skin care and food products. We sell our products through an international network marketing system using independent distributors. We have sold products in the United States since 1988 and in selected international markets since 1991.

We currently offer 16 nutritional supplements. In addition, we market a line of 13 skin care and food products under our Relivables brand. We have selectively evolved our product offering over our history. Our core line of nutritional supplements, which represented 52.3% of net product sales for the year ended December 31, 2011, includes the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs
•	Innergize! — an isotonic sports supplement in two flavors
•	FibRestore — a high-fiber and antioxidant supplement

These are our most successful supplements based on fiscal year 2011 net sales. We have 12 other nutritional supplements that complement these four core products. We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on six of these products — Innergize!, FibRestore, Arthaffect, ReversAge, Cellebrate, and GlucAffect. In addition, we have applied for U.S. patents on our ProVantage, CardioSentials and 24K products.

We believe that our network marketing model is the best method for the marketing and sale of our products because it utilizes ongoing personal contact among our distributors and their retail customers. This enables our distributors to communicate directly regarding the products, the business opportunity we offer and their personal experiences with both. We provide our distributors with a financially rewarding and entrepreneurial business opportunity, affording them the ability to earn compensation both from the direct sale of products and from sales volume generated by distributors they sponsor. We actively support our distributors by providing marketing materials, a dependable product fulfillment system and frequent educational, training and motivational programs.

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Brunei, Canada, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2011, our network consisted of approximately 57,010 distributors — 43,280 in the United States and 13,730 across our international markets.

We manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but one of our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $28.1 billion U.S. nutritional supplement market, which is part of the broader $117 billion U.S. nutrition industry according to 2010 data published by the Nutrition Business Journal, or NBJ, and an estimated $320.0 billion global nutrition industry, also according to the NBJ.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•	Aging Population: The older population (persons 65 years or older) numbered 40.4 million in 2010 according to the Department of Health and Human Services. They represented 13.1% of the U.S. population, about one in every eight Americans. By 2030, there will be about 72.1 million older persons living in the U.S., more than twice their number in 2000. People 65 years or older represented 12.4% of the population in the year 2000 and are expected to represent 19.3% of the population by 2030. Between the years 2010 and 2030, the “baby boom” generation will reach age 65. We believe this ever-growing population will continue to focus on their nutritional needs as they age.

•	Rising Healthcare Costs and Use of Preventative Maintenance: The costs of healthcare in the United States continue to increase rapidly each year. National health care spending reached $2.7 trillion in 2011 as the Alatrum Institute reported and is expected to reach $4.5 trillion by 2019 according to the National Coalition on Health Care, or NCHC. According to a Gallup survey, approximately 52.8 million Americans had no health coverage in 2011. In addition, the total 2011 medical costs for a typical American family of four covered by a preferred plan provider (PPO) topped out at $19,393 which is a 7.3% increase from 2010 according to the Milliman Medical Index. It has taken fewer than nine years for these costs to double. In order to maintain quality of life as well as reduce medical costs, many consumers take preventative measures to improve their general health, including the use of nutritional supplements.

•	Increasing Focus on Weight Management: According to a report published in the January 2009 Obesity analyzing NHANES (The National Health and Nutrition Examination Survey) data, 86.3 % of Americans will be overweight or obese by 2030. Related health care costs to obesity are expected to grow between $860.7 billion to $956.9 billion by 2030 and account for 16% to 18% of all medical expenditures. Being overweight can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses and individuals who are obese have a 10% to 50% increased risk of death from all causes, compared with healthy weight individuals. Bearing these facts in mind, we believe that there will be an increased need not only for weight loss products but for wellness products as well.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2010 global direct selling market (for all product categories) was estimated to be $132.2 billion, an increase from $117.5 billion in 2009. The WFDSA estimates that the number of individuals engaged in direct selling more than doubled between 1999 and 2010, from 35.9 million sellers to 87.6 million in 2010. The U.S. had 15.8 million direct sellers in 2010, the most of any country.

While the United States is currently the largest direct selling market with $28.5 billion in annual sales in 2010, international markets account for 76% of the entire industry, according to the WFDSA. Twenty-two countries (including the United States) have annual direct sales revenue of at least $1 billion and another twenty eight countries have annual direct sales revenue of at least $100 million, according to the WFDSA.

We believe that we are well positioned to capitalize on the world-wide growth trends in direct sales, as both a developer and manufacturer of proprietary nutritional products, utilizing our network marketing distribution system.

Our Competitive Strengths

We believe that we possess a number of competitive strengths that are our key to growth and profitability in the future.

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

In-House Development and Production. We have developed substantially all of our nutritional supplement and food products utilizing nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D., our Chief Scientific Officer and Vice Chairman. In addition, we consult regularly with other industry professionals with respect to developments in nutritional science, product enhancements and new products. Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. Currently, we outsource one nutritional supplement product, our 24K. We believe our ability to formulate and manufacture all but one of our own nutritional supplement products enables us to maintain our high standards of quality assurance and proprietary product composition.

Experienced Ambassador Team. Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2011, we had approximately 380 Ambassadors. The top 10 distributors at the Ambassador level have been with us for an average of 19 years, which provides consistency in training new distributors and contributes to increased sales.

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

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 17 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 1, 2012, our directors and executive officers beneficially own approximately 38.0% of our common stock.

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

Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Our growth strategy in the United States involves multiple initiatives, such as continued investment in company-sponsored events and distributor training and better utilization of our upper-level distributors across different geographical areas.

Expand in Existing and New International Markets. We believe there is a significant opportunity to increase our net sales in international markets. We have a uniform business model across all of our markets and encourage our distributors to pursue their business in multiple markets. We believe this uniform business model will encourage expansion of our distributors in our existing international markets and will provide a framework that facilitates our entry into new international markets. To that end, we continue to monitor business conditions in potential new markets and will selectively expand as timing and conditions are appropriate.

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. Additionally, we will continue to improve and validate the efficacy of our existing product line. For example, in February 2011 we launched 24K, our first ready-to-drink product, to support energy production and mental focus. These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors.

Expand and Improve our Manufacturing and Distribution Capabilities. We currently manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. This allows us to precisely control product composition and quality assurance as well as better manage inventory levels. Periodically, we make appropriate investments that enhance our manufacturing capabilities and capacity to further leverage our existing facilities and trained production staff. We expect to continue to make appropriate investments in our manufacturing and fulfillment facilities.

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

Our Products

Product Overview

Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. All but one of our supplements is in powdered form that the consumer mixes with water, juice or other liquid. We also have a ready-to-drink product and a line of skin care and food products marketed under our Relivables brand name.

We currently offer 16 nutritional supplements. In addition, we offer 11 skin care and two food products under our Relivables line. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize!, and FibRestore — to be our primary or “core” products.

The following table summarizes our product categories as of December 31, 2011. The net sales figures are for the year ended December 31, 2011:

Product Category	Product Name	% of 2011 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv Classic	18.1	1988
	Reliv NOW	10.5	1988
	NOW for Kids	3.7	2000
	Reliv Delight	0.2	2001

Specific Wellness	FibRestore	13.4	1993
	Arthaffect	7.0	1996
	ReversAge	4.6	2000
	SoySentials	2.0	1998
	CardioSentials	2.1	2005
	GlucAffect	2.2	2008
	24K	4.5	2011

Weight Management(2)	Slimplicity Meal Replacement	1.7	2007
	Slimplicity Accelerator Capsule(3)	0.6	2007
	Reliv Ultrim Plus	0.2	1988
	Cellebrate	0.7	1995

Sports Nutrition	Innergize!	10.2	1991
	ProVantage	3.2	1997

Relivables	Skin Care	1.0	2001
	Food Products	0.4	2009

(footnotes on following page)

5

______________________

(1)	This table does not include net sales for the year ended December 31, 2011 related to freight and handling and sales of marketing materials, which represented approximately 13.7% of net sales for the year ended December 31, 2011.
(2)	Since its introduction in February 2007, our Slimplicity Meal Replacement formula has replaced Reliv Ultrim-Plus in all but our Canadian and Mexican markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market.
(3)	In March 2012, we discontinued our Slimplicity Accelerator Capsules.

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

Specific Wellness Supplements

                Our line of seven specific wellness supplements contains specific compounds that target certain conditions and promote health. Each product is intended to work in conjunction with our basic nutritional supplement formulas to provide an effective, balanced and natural method for sustaining health and well-being.

•	ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, Ireland, and Indonesia. In Canada, the product is marketed as Nutriversal.

•	SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States and Mexico.

•	CardioSentials is a berry-flavored nutritional supplement introduced in February 2005 that promotes heart health. The product contains 1,500 mg of phytosterols per serving, policosanol and several powerful antioxidants. In a clinical study of this product, participants experienced meaningful reductions in cholesterol as well as improvement in their high-density lipoprotein, or HDL, and low-density lipoprotein, or LDL, ratios. We have applied for a U.S. patent on CardioSentials. CardioSentials is available only in the United States.

•	Arthaffect is a patented nutritional supplement containing Arthred, a form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines, Malaysia, Singapore, Brunei and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

•	FibRestore is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony to comply with Canada’s nutritional regulations. FibRestore is available in all of the countries in which we operate except Indonesia.

•	GlucAffect is a patented cinnamon cream flavored nutritional supplement launched in November 2008. GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss. We received a U.S. patent on GlucAffect in February 2012. GlucAffect is available in the United States, Canada, the Philippines, Malaysia, Singapore, and Brunei.

•	24K is our newest product, introduced in February 2011. 24K is our first ready-to-drink nutritional supplement available in a multi-serving 28-ounce bottle and in a two-ounce double serving bottle. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief. It contains no caffeine and only 5 calories per serving. We have applied for a patent on 24K, and it is available only in the United States.

Weight Management Supplements

                Our three weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle mass.

•	Slimplicity is a meal replacement intended for use in an overall program that includes proper diet and exercise and is focused on facilitating weight loss and developing healthier lifestyle choices. Slimplicity is currently available in the United States, Germany, Austria, the Netherlands, Ireland, the United Kingdom, Australia, New Zealand, the Philippines, Malaysia, Singapore and Brunei. In Australia and New Zealand, the product is marketed as Slimsimply due to trademark availability.

•	Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program. Reliv Ultrim-Plus is only sold in Canada and Mexico. Reliv Ultrim-Plus is no longer available in our other markets due to the introduction of our Slimplicity meal replacement product.

•	Cellebrate is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body’s fat burning process. Cellebrate is available in the United States and Canada.

Sports Nutrition Supplements

Our two sports nutrition supplements contain a balance of nutrients scientifically designed to improve athletic performance and endurance, as well as muscle recovery and repair.

•	Innergize! is a patented sports supplement, containing vitamins and minerals designed for performance enhancement. Innergize! is available in every country where we operate. In Canada, the product is marketed as Optain due to local product regulations.

•	ProVantage is a nutritional supplement containing soy designed to enhance athletic performance with a balance of nutrients needed to improve endurance, muscle recovery and repair. ProVantage is designed to increase muscle recovery, muscle mass and function, reduce fatigue and burn excess body fat for extra energy. The product also benefits dieters and others seeking to increase their soy intake. We have applied for a U.S. patent on ProVantage. ProVantage is available in the United States, Canada, and the Philippines.

Relivables

Our Relivables product line is comprised of nutritionally sound skin care and food products. The skin care products, marketed as the “r” skin care collection, are designed to create healthier, more youthful looking skin. Each product in our r collection contains the exclusive RA7 complex, an array of antioxidants, anti-inflammatory and anti-aging nutrients. These nutrients work together to slow the aging process and improve the skin’s appearance. The men’s “r” collection includes a body wash, shave lotion and after shave moisturizer with SPF 15. The women’s collection includes a cleansing facial wash, eye cream, daytime facial moisturizer with SPF 15, a nighttime facial moisturizer, and a body lotion. The r products are available in the United States, Australia and New Zealand.

The food products include Relivables All-Natural Sweetener, to be used in place of sugar or other artificial sweeteners. Its all-natural sweetener, derived from the stevia plant, has no sugar and contains one gram of fiber. Relivables Soy Nuts are a good source of fiber and soy protein, low in sodium and cholesterol free. Relivables Healthy Snack Bars and Fortified Soy Milk were discontinued in 2011.

Research and Development

We maintain an ongoing research and development effort, led by Carl W. Hastings, Ph.D., and consult with other industry professionals with respect to developments in nutritional science, product enhancements and new products. Since 2000, we have introduced seven nutritional supplement products, including ReversAge, NOW for Kids, Reliv Delight, GlucAffect, CardioSentials, Slimplicity meal replacement, Slimplicity accelerator capsules, and 24K. From time to time, we have also reformulated and enhanced our products. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients available for new product ideas and developments.

For the years ended December 31, 2011 and 2010, our research and development expenses were $533,000 and $587,000, respectively.

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

We recognize that our sales growth is based on the continued development and growth of our independent distributor force and we strive to maintain an active and motivated distributor network through a combination of quality products, and a business opportunity with distributor discounts, commissions and bonus payments, sales conventions, training, personal recognition and a variety of publications and promotional materials.

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

______________________

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

Upon achieving the level of Master Affiliate, distributors begin to receive additional compensation — “generation royalty” — payments of 8%, 6%, 4%, 3% and 2% of the retail volume of product purchased from us by Master Affiliates and above (and their personal groups) whom they have sponsored, and for each of five downline levels of sponsorship. To qualify for these additional compensation payments, Master Affiliates and above are required to maintain certain monthly sales volumes.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2011, we had approximately 380 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2011, we sponsored training schools on a quarterly basis in key cities across all of our markets for Master Affiliates, including our first nationwide training webcast in the United States in December 2011;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference in summer for all worldwide distributors and a winter conference for U.S. distributors.

During 2011, we invested approximately $3.02 million in training, conferences and promotional events for our distributors worldwide compared with $3.18 million in 2010.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2011, approximately 17.6% of our net sales were generated outside of the United States.

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

______________________

(1) Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 36.5% of our domestic net sales in 2011 in California, Illinois, Texas, Pennsylvania, Michigan, Florida, and Missouri, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2011, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ Europe, Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, Reliv’ Brunei, and PT Reliv’ Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

We believe that there is a significant opportunity to increase sales in our current international markets, as a whole. We have established a uniform business model and compensation plan across all of our markets, and we continue to support our international markets with additional marketing programs and materials.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements for distribution both domestically and internationally. Our 24K and Relivables soy nuts are manufactured by a third party and our Relivables skin care line is manufactured by third parties that are both owner and licensee of certain proprietary technology used in our skin care products.

Our ability to manufacture our powdered nutritional supplements is a competitive advantage over competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product of our 24K. By monitoring and testing products at all stages of the manufacturing process, we precisely control product composition. In addition, we can control costs by manufacturing our own powdered nutritional supplements.

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements. In 2011, our Chesterfield plant was audited and re-certified by the Australian TGA. Our current certification is valid until May 2014.

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

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Kuala Lumpur, Malaysia; Singapore; Brunei; and Jakarta, Indonesia. Our Philippines subsidiary currently has three product pick-up centers located throughout the country which are operated by local business contractors and a company-owned and operated business center located in Makati. In Mexico, product is warehoused in and shipped from five distribution centers located throughout the country. With the exception of our Canada, New Zealand, Singapore, and Brunei subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland, Germany, Austria, and the Netherlands order and receive product from our UK-based subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.38% and 0.67% of net sales in 2011 and 2010, respectively.

Information Technology Systems

In order to facilitate growth in the future and support our distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure frame relay connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; and (4) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We continue to pursue initiatives to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we continue to make improvements to our shopping cart platform, and we have run periodic incentives to encourage distributors to place their orders via the internet. As a result of these initiatives, approximately 40% of our order volume in the U.S. is placed via internet.

These systems are designed to provide financial and operating data for management, timely and accurate product ordering, generation royalty payment calculation and processing, inventory management, and detailed distributor records. We intend to continue to invest in our systems in order to help meet our business strategies.

Intellectual Property

Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements. In addition, we have obtained U.S. patents on six products as set forth below:

Product	Patent Expiration Date
Innergize!	November 2012
FibRestore	June 2014
Cellebrate	June 2015
Arthaffect	March 2018
ReversAge	May 2021
GlucAffect	November 2029

Currently, we have 22 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 15 of our 16 nutritional products. Reliv NOW for Kids and 24K are not registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

The manufacture of dietary supplements is subject to existing FDA current good manufacturing practice, or cGMP, regulations for food. In June 2007, the FDA issued regulations relating to more detailed cGMP specifically for dietary supplements. Under these regulations, we qualify as a small business and became subject to the regulations in June 2009. In September 2009 and in February 2011 our Chesterfield plant was audited by the FDA. We received no notice of deviations from cGMP on Form 483 as a result of those audits. We believe our systems and facilities in Chesterfield are in full compliance with cGMP.

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

Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. The Reliv Ultrim-Plus, Slimplicity and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. 24K competes with 5-Hour Energy and numerous other liquid energy shots and drinks. With Arthaffect, FibRestore, ReversAge, GlucAffect, CardioSentials, SoySentials and the Relivables skin care and food products, we are in the specific wellness needs, food and anti-aging markets, which are extremely competitive and led by the major food and skin care companies.

Employees

As of December 31, 2011, we and all of our subsidiaries had approximately 205 full-time employees compared with 246 such employees at the end of 2010.

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

The following table summarizes information related to our worldwide facilities as of December 31, 2011:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	5,740	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Mexico City, Mexico	central office/ warehouse/distribution	28,000	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	3,900	Leased
Birmingham, England, UK	central office/ warehouse/distribution	3,690	Leased
Kuala Lumpur, Malaysia	central office/call center	200	Leased
Jakarta, Indonesia	central office/ warehouse/distribution	1,600	Leased

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

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2011 and 2010.

	High	Low	Dividend

Year Ending December 31, 2011
Fourth Quarter	$1.62	$1.16	$0.01
Third Quarter	1.88	1.43	-
Second Quarter	2.08	1.71	0.03
First Quarter	2.50	1.85	-

Year Ending December 31, 2010
Fourth Quarter	$2.18	$1.64	$0.02
Third Quarter	2.43	2.00	-
Second Quarter	3.10	2.25	0.02
First Quarter	3.48	2.87	-

As of March 1, 2012, there were approximately 1,778 holders of record of our common stock and an additional 3,342 beneficial owners, including shares of common stock held in street name.

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1-31, 2011	3,100	$1.60	3,100	$914,000

November 1-30, 2011	13,871	$1.41	13,871	$895,000

December 1-31, 2011	11,394	$1.34	11,394	$880,000

Total	28,365		28,365

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 82.4% of worldwide net sales for the year ended December 31, 2011 compared to approximately 85.0% for the year ended December 31, 2010. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2011, consisted of approximately 57,010 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2011 and 2010. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	2011	2010

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.4	20.0
Distributor royalties and commissions	37.4	37.4
Selling, general and administrative	39.8	38.9

Income from operations	2.4	3.7
Interest income	0.1	0.1
Interest expense	(0.2)	(0.3)
Other income	0.0	0.1

Income before income taxes	2.3	3.6
Provision for income taxes	0.9	1.5

Net income	1.4%	2.1%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales. Overall, sales decreased by 6.2% worldwide, as sales in the United States decreased by 9.0% in the year ended December 31, 2011 compared with 2010. During 2011, our international sales increased by 9.7% over the prior year. A strong increase in net sales in Europe was offset in declines in all other international markets in comparing 2011 with 2010.

     The following table summarizes net sales by geographic market for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011		2010		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$60,884	82.4%	$66,896	85.0%	$(6,012)	(9.0)%
Australia/New Zealand	2,374	3.2	2,548	3.2	(174)	(6.8)
Canada	2,139	2.9	2,159	2.8	(20)	(0.9)
Mexico	1,201	1.6	1,435	1.8	(234)	(16.3)
Europe	3,753	5.1	2,080	2.6	1,673	80.4
Asia	3,529	4.8	3,630	4.6	(101)	(2.8)

Consolidated total	$73,880	100.0%	$78,748	100.0%	$(4,868)	(6.2)%

The following table sets forth, as of December 31, 2011 and 2010, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in achieving growth in our business.

	December 31, 2011		December 31, 2010		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	43,280	6,080	47,450	6,990	(8.8)%	(13.0)%
Australia/New Zealand	1,950	170	2,210	190	(11.8)	(10.5)
Canada	1,300	220	1,380	200	(5.8)	10.0
Mexico	1,260	220	1,850	300	(31.9)	(26.7)
Europe	3,850	430	2,170	300	77.4	43.3
Asia	5,370	550	5,680	620	(5.5)	(11.3)

Consolidated total	57,010	7,670	60,740	8,600	(6.1)%	(10.8)%

Sales in the United States continue to be adversely impacted by a decline in distributor activity due in part to uncertainty in the economic recovery. This uncertainty is reflected in a reduction in the number of new distributor enrollments and fewer distributors qualifying for the level of Master Affiliate.

During 2011, approximately 11,660 new distributors were enrolled, compared to 13,620 new distributor enrollments in 2010, a decline of 14.4%. The net number of active Distributors in the United States as of December 31, 2011 decreased by 8.8% to 43,280, compared with the number of active Distributors as of December 31, 2010. We reduced the cost to enroll as a distributor from $40 to $25 in August 2010, but this reduction has not had the desired effect in increasing new distributor enrollments. However, distributor retention remains strong, which we consider to be an indicator of product loyalty. Distributor retention in the United States improved to approximately 67.4% for 2011 compared with a rate of 62.6% for 2010. As part of the changes to the distributor enrollment process in August 2010, we also reduced the cost of the annual distributorship renewal from $30 to $25.

In 2011, approximately 1,634 distributors in the United States qualified as new Master Affiliates and 63.6% of the Master Affiliates and above as of December 31, 2010 re-qualified as Master Affiliates and above during 2011. This compares with approximately 2,040 new Master Affiliates and a requalification rate of 57.3% in 2010. The number of Master Affiliates and above as of December 31, 2011 decreased by 13.0%, compared with the number as of December 31, 2010.

In the United States during 2011, we processed approximately 241,000 orders for products at an average order of $329 at suggested retail. In 2010, we processed approximately 260,000 product orders at an average order of $336 at suggested retail. This decline in the average order size is another indicator of the impact of the current economic conditions and a contributing factor in the lower numbers of distributors reaching the Master Affiliate level.

In February 2011, we introduced 24K in the United States. 24K is our first ready-to-drink nutritional supplement available in a multi-serving 28-ounce bottle and in a two-ounce double serving bottle. For 2011, sales of 24K represented 4.5% of net sales.

During the year ended December 31, 2011, net sales in our international operations increased in aggregate by 9.7% to $13.00 million compared to $11.85 million for the year ended December 31, 2010. Net sales in Europe were up significantly in 2011 but were partially offset by varying levels of decline in all other international markets. Although international sales increased in aggregate during 2011, approximately 61% of the increase was the result of foreign currency fluctuation due to a weaker U.S. dollar. When net sales for the full year of 2011 are converted using the 2010 exchange rate for both 2011 and 2010, international net sales increased by 3.8% for 2011 compared to the prior year. The average exchange rate for the U.S. dollar for all of 2011 was weaker against all currencies of the countries in which we conduct business compared with the average exchange rates for all of 2010.

Net sales in the Australia/New Zealand market decreased by 6.8% in 2011 compared with 2010. When net sales are converted using the 2010 exchange rate for both 2011 and 2010, net sales in this market decreased by 17.1%. Results in this market are negatively impacted by a decline in distributor activity, as shown by a decline in new distributor enrollments and new Master Affiliate qualifications. New distributor enrollments were 616 in 2011 compared to 793 in 2010. In 2011, 44 distributors qualified as new Master Affiliates, compared with 49 in the prior year. The net loss for the Australia/New Zealand market was $82,000 in 2011, compared to net income of $33,000 in 2010.

Net sales in Canada decreased by 0.9% in 2011 compared with 2010. When measured in local currency, Canadian net sales decreased by 5.0% in 2011 compared with 2010. In 2011, 70 distributors qualified as new Master Affiliates, compared with 88 in the prior year. New distributor enrollments were 401 in 2011 compared with 548 in 2010. The net loss in Canada was $75,000 for 2011, compared to a net loss of $15,000 in 2010. The reduction in sales was due to a decline in distributor activity, similar to the United States. The increase in net loss was further impacted by foreign currency transaction losses. For 2011, we recorded losses of $41,000, compared with transaction gains of $39,000 for 2010.

Net sales in Mexico decreased 16.3% in 2011 compared with 2010. New distributor enrollments were 698 in 2011 compared to 1,306 in 2010, and 58 distributors qualified as new Master Affiliates in 2011, compared with 194 in the prior year. When measured in local currency, 2010 net sales decreased by 18.2%, as the Mexican peso strengthened on average for 2011 when compared with the U.S. dollar. The net loss in Mexico for 2011 was $177,000, compared with a net loss of $300,000 in 2010. We raised prices in Mexico during 2011 in order to bring our margins to an appropriate level in light of the overall decline in the value of the Mexican peso since 2008. Although our gross margin percentage improved, net sales declined as a result during 2011. To offset the decline in sales, we reduced selling, general and administrative (“SGA”) expenses by $199,000 in 2011 compared with 2010, primarily in sales and marketing expenses.

Our European region includes sales from operations in United Kingdom, Ireland, Germany, Austria and the Netherlands. Net sales in Europe increased by 80.4% for 2011 compared with 2010. When measured in local currency, net sales in Europe increased by 73.4% in 2011 compared with the prior year. Strong company sales leadership, coupled with improving local distributor leadership led to the increase. An indicator of the improving local distributor leadership is that four distributors qualified as Ambassadors during 2011 and of those four, two reached the level of Presidential Director. A Presidential Director is a distributor that reaches approximately $8,000 in earnings in a calendar month. The growth in all of our key measurements was very strong. New distributor enrollments were 2,847 in 2011 compared with 1,518 in 2010, and 271 distributors qualified as new Master Affiliates in 2011, compared with 188 in 2010. Our order count in the region increased from approximately 6,920 in 2010 compared with approximately 10,880 in 2011, an increase of 57.2%. As a result, of the improved activity and net sales in 2011, the net loss incurred in Europe decreased to $35,000 in 2011, compared with a net loss of $320,000 in 2010.

Our Asian region includes sales from operations in the Philippines, Malaysia, Singapore, Brunei, and Indonesia. Net sales in Asia decreased by 2.8% in 2011 compared with the prior year. New distributor enrollments were 3,540 in 2011 compared with 3,864 in 2010, and 279 distributors qualified as new Master Affiliates in 2011, compared with 326 in 2010. When measured in local currency, 2011 net sales decreased by 7.5%. The net loss in Asia for 2011 was $422,000, compared with a net loss of $664,000 in 2010. The net loss in the region improved as gross profit improved by $131,000, in spite of the decline in sales, and SGA expenses decreased by $61,000. Sales were mixed across the region, as sales in the Philippines increased by 0.7% in 2011, including an increase of 34.1% in the fourth quarter of 2011, compared with the same periods in 2010. Sales in the Malaysia/Singapore/Indonesia/ Brunei markets combined decreased by 20.7% in 2011 compared with 2010. Growth in the Philippines in the latter portion of 2011 was driven primarily by the introduction of Reliv NOW and lemon-flavored Innergize in single serving packs in 2011.

Cost of Products Sold. Cost of products sold as a percentage of net sales increased to 20.4% for the year ended December 31, 2011 compared with 20.0% for the year ended December 31, 2010. Gross margins declined in 2011 compared with 2010 as we experienced increases in production costs and higher order shipping costs due to general rate increases and higher fuel surcharges.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales was 37.4% for each the years ended December 31, 2011 and 2010. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods.

Selling, General and Administrative Expenses. For 2011, selling, general and administrative, or SGA, expenses decreased by $1.25 million compared with 2010. However, SGA expenses as a percentage of net sales increased to 39.8% in 2011 compared with 38.9% in 2010, as a function of the 6.2% decline in consolidated net sales.

Sales and marketing expenses decreased by $709,000 in 2011. Of that amount, $610,000 represented the decrease in expenses directly related to sales volume, such as star director bonuses, other sales production bonuses, and credit card fees. Other changes included a decrease of $323,000 for our distributor conferences and other training events, and a decrease of $98,000 for distributor newsletter costs. This was partially offset by increases in promotions expense of $186,000, video production expenses of $77,000, and webcast expenses of $43,000. The increase in promotions expense is the result of an increase in promotional trip expenses and a promotion in 2011 in which distributors meeting certain sales levels earned an Apple iPad 2. The increase in video production and webcast expenses is related to creating more streaming video content for our website and other uses, along with our first webcast in lieu of Master Affiliate training schools in December 2011. We also incurred an increase of $47,000 in marketing expenses related to the product rebranding program rolled out in 2011.

General and administrative expenses, including salaries and benefits, decreased by approximately $648,000 in 2011 compared with 2010. One of the significant decreases was in salaries, incentive compensation expense and benefits of $245,000, as our worldwide full-time headcount was reduced by 41 over the course of 2011 through attrition and other minor staffing reductions. Other significant decreases included a decrease in legal, accounting, professional, and consulting fees of $212,000; business insurance expenses of $61,000; and depreciation and amortization expense of $91,000.

Interest Income/Expense. Interest income decreased to $41,000 for the year ended December 31, 2011, compared with $48,000 for the same period in 2010. The decrease in interest income is the result of lower interest rates during 2011. Interest expense decreased to $139,000 for 2011 compared with $206,000 for 2010. The lower interest expense is the result of a lower interest rate on our term loan with our primary lender that was renegotiated in November 2010.

Income Taxes. We recorded income tax expense of $623,000 for 2011, representing an effective rate of 37.3%. In 2010, we recorded income tax expense of $1.14 million, representing an effective rate of 40.4%. The lower effective rate in 2011 is the result of an increase in the Domestic Manufacturing Deduction in 2011 and other favorable adjustments on state income taxes.

Net Income. Our net income decreased to $1.05 million ($0.08 per share basic and diluted) for the year ended December 31, 2011 compared with $1.68 million ($0.14 per share basic and diluted) for 2010. Profitability decreased commensurate with the decrease in net sales in the United States, as discussed above, offset by the improvement in results from international operations, primarily in Europe. Net income in the United States was $1.84 million in 2011, compared with $2.95 million in 2010. The net loss from international operations improved to $791,000 in 2011, compared with a net loss of $1.27 million in 2010.

Financial Condition, Liquidity and Capital Resources

We generated $2.79 million of net cash during 2011 from operating activities, $680,000 was used in investing activities, and we used $1.18 million in financing activities. This compares with $2.23 million of net cash provided by operating activities, $845,000 used in investing activities, and $1.02 million used in financing activities in 2010. Cash and cash equivalents increased by $843,000 to $7.17 million as of December 31, 2011 compared with December 31, 2010.

Significant changes in working capital items consisted of a decrease in inventory of $900,000, and a decrease in accounts payable and accrued expenses and other non-current liabilities of $392,000 in 2011. Inventory decreased proportionally with the reduced sales levels. At the end of 2010, inventory was higher in preparation for the rollout of 24K, which was introduced in February 2011. The decrease in accounts payable and accrued expenses is primarily related to a lower level of sales in December 2011 compared with December 2010. Accrued distributor commission expense and sales taxes payable is approximately $252,000 lower at the end of 2011 compared with the end of 2010.

Our net investing activities included $400,000 and $577,000 in net capital expenditures for the years ended December 31, 2011 and 2010, respectively. Payments for key-man life insurance were $279,000 in 2011 and $268,000 in 2010.

Financing activities in 2011 consisted of $567,000 in payments on long-term debt, $498,000 in common stock dividends paid, and $120,000 in payments for purchases of our common stock into treasury. Financing activities in 2010 consisted of $521,000 in payments on long-term debt and $495,000 in common stock dividends paid.

Stockholders’ equity increased to $14.49 million at December 31, 2011 compared with $13.93 million at December 31, 2010. The increase represents our net income of $1.05 million for 2011, offset by our cash dividend of $498,000. Other changes to equity include the contribution of treasury shares to our ESOP of $125,000, an unfavorable adjustment in our cumulative foreign currency translation adjustment of $169,000, other equity-based compensation of $169,000, and the purchase of treasury stock of $120,000.

Our working capital balance was $7.30 million at December 31, 2011 compared to $6.86 million at December 31, 2010. The current ratio at December 31, 2011 was 2.19 compared with 2.07 at previous year-end.

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

We also renewed a revolving credit facility for $5 million with the Bank in October 2011. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2012. As of December 31, 2011, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes between us and the Bank. A separate letter agreement dated June 29, 2009 stating the financial covenants related to the term loan and revolving credit facility continues in effect.

Under the terms of the letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $10 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. As of December 31, 2011, we were in compliance with all financial covenants.

Management believes that our cash on hand, cash generated from operating activities and availability of credit under the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2012.

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

Actual and estimated returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for a distributor to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.38% and 0.67% of net sales in 2011 and 2010, respectively. We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

Stock-Based Compensation

We have stock-based incentive plans under which we may grant stock option, restricted stock, and unrestricted stock awards. We recognize stock-based compensation expense based on the grant date fair value of the award and the related vesting terms as proscribed in FASB ASC Topic 718, “Compensation-Stock Compensation.” We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. For the years ended December 31, 2011 and 2010, we incurred employee stock-based compensation cost of $174,000 ($111,000 net of tax), and $190,000 ($124,000 net of tax), respectively.

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

At December 31, 2011, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $3.9 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $3.9 million has been established for these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.

At December 31, 2011, we also had deferred tax assets related to 2008 capital losses on investments with a tax value of $364,000. We have established a corresponding valuation allowance of $364,000 against this deferred tax asset as we do not anticipate having sufficient future capital gains to offset these capital losses.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2011, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Goverance

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 17, 2012, which is expected to be filed with the Commission within 120 days after December 31, 2011.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 17, 2012, which is expected to be filed with the Commission within 120 days after December 31, 2011.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 17, 2012, which is expected to be filed with the Commission within 120 days after December 31, 2011.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 17, 2012, which is expected to be filed with the Commission within 120 days after December 31, 2011.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 17, 2012, which is expected to be filed with the Commission within 120 days after December 31, 2011.

PART IV

Item No. 15 - Exhibits and Financial Statement Schedules

(a)	1.	The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

	2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

		All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 23, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 23, 2012

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date:	March 23, 2012

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 23, 2012

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 23, 2012

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 23, 2012

By:	/s/ Denis St. John
Denis St. John, Director

Date: March 23, 2012

By:	/s/ Michael D. Smith
Michael D. Smith, Director

Date: March 23, 2012

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 23, 2012

Exhibit Index

Exhibit
Number	Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2	By-Laws (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.4	Certificate of Designation to Create a Class of Series A Preferred Stock for Reliv’ International, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Registrant for quarter ended March 31, 2003).

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	Amended Exclusive License Agreement with Theodore P. Kalogris dated December 1, 1991 (incorporated by reference to Exhibit 10.1 to the Form 10-K of the Registrant for the year ended December 31, 1992).

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4	Letter Agreement with Southwest Bank of St. Louis dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 6, 2009).

10.5	Promissory Note (Term Loan) dated September 30, 2011 by the Registrant in favor of M&I Marshall and Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed December 6, 2010).

10.6	Promissory Note (Revolving Credit Facility) dated September 30, 2011 by the Registrant in favor of BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed November 1, 2011).

10.7*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.8*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.9*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.10*	2003 Stock Option Plan (incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.12*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.13*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.16*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.17*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.18	Purchase Agreement by and among Michael G. Williams, Julie T. Williams and Reliv International, Inc. dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed September 3, 2009).

11	Statement re: computation of per share earnings (incorporated by reference to Note 7 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

Reliv’ International, Inc.

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 23, 2012

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,174,213	$6,331,038
Accounts receivable, less allowances of $70,300 in 2011 and $67,100 in 2010	334,828	291,405
Accounts due from employees and distributors	43,191	55,854
Inventories:
Finished goods	3,252,153	3,851,178
Raw materials	1,048,419	1,277,838
Sales aids and promotional materials	423,201	521,774
Total inventories	4,723,773	5,650,790

Refundable income taxes	96,387	62,324
Prepaid expenses and other current assets	607,989	519,915
Deferred income taxes	432,000	334,000
Total current assets	13,412,381	13,245,326

Other assets	204,461	364,626
Cash surrender value of life insurance	1,782,752	1,503,350
Intangible assets, net	1,597,644	1,785,987

Property, plant, and equipment	18,807,353	18,980,656
Less accumulated depreciation	11,385,406	11,036,244
	7,421,947	7,944,412

Total assets	$24,419,185	$24,843,701

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2011	2010

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,525,576	$5,820,291
Current maturities of long-term debt	584,873	566,873
Total current liabilities	6,110,449	6,387,164

Noncurrent liabilities:
Long-term debt, less current maturities	3,566,175	4,150,770
Other noncurrent liabilities	256,710	375,244
Total noncurrent liabilities	3,822,885	4,526,014

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2011 and 2010	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,425,185 shares issued and 12,484,104 shares outstanding in 2011; 14,425,185 shares issued and 12,450,808 shares outstanding in 2010	14,425	14,425
Additional paid-in capital	30,292,792	30,300,463
Accumulated deficit	(9,540,595)	(10,091,167)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(617,303)	(448,024)
Treasury stock	(5,663,468)	(5,845,174)
Total stockholders’ equity	14,485,851	13,930,523

Total liabilities and stockholders’ equity	$24,419,185	$24,843,701

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2011	2010

Product sales	$65,701,343	$70,033,580
Handling & freight income	8,178,557	8,714,808
Net sales	73,879,900	78,748,388

Costs and expenses:
Cost of products sold	15,105,416	15,738,885
Distributor royalties and commissions	27,629,167	29,450,171
Selling, general, and administrative	29,400,219	30,652,045
Income from operations	1,745,098	2,907,287

Other income (expense):
Interest income	40,508	47,744
Interest expense	(138,967)	(205,985)
Other income	24,518	76,110
Income before income taxes	1,671,157	2,825,156
Provision for income taxes	623,000	1,142,000

Net income available to common shareholders	$1,048,157	$1,683,156

Earnings per common share - Basic	$0.08	$0.14
Weighted average shares	12,429,000	12,382,000

Earnings per common share - Diluted	$0.08	$0.14
Weighted average shares	12,429,000	12,383,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2009	14,425,185	$14,425	$30,228,573	$(11,279,526)	$(627,704)	2,044,998	$(6,068,902)	$12,266,866
Net income	-	-		1,683,156	-	-	-	1,683,156
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	179,680	-	-	179,680
Total comprehensive income								1,862,836
Common stock dividends paid, $0.04 per share	-	-	-	(495,344)	-	-	-	(495,344)
Stock-based compensation, net of excess tax benefits	-	-	170,618	-	-	-	-	170,618
Contribution of treasury shares to ESOP	-	-	(98,728)	-	-	(70,621)	223,728	125,000
Other	-	-	-	547	-	-	-	547
Balance at December 31, 2010	14,425,185	14,425	30,300,463	(10,091,167)	(448,024)	1,974,377	(5,845,174)	13,930,523
Net income	-	-	-	1,048,157	-	-	-	1,048,157
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(169,279)	-	-	(169,279)
Total comprehensive income								878,878
Common stock dividends paid, $0.04 per share	-	-	-	(497,585)	-	-	-	(497,585)
Stock-based compensation, net of excess tax benefits	-	-	169,413	-	-	-	-	169,413
Contribution of treasury shares to ESOP	-	-	(177,084)	-	-	(104,167)	302,084	125,000
Common stock purchased for treasury	-	-	-	-	-	70,871	(120,378)	(120,378)
Balance at December 31, 2011	14,425,185	$14,425	$30,292,792	$(9,540,595)	$(617,303)	1,941,081	$(5,663,468)	$14,485,851

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2011	2010
Operating activities
Net income	$1,048,157	$1,683,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,109,088	1,244,990
Stock-based compensation	169,413	170,618
Contribution of treasury shares to ESOP	125,000	125,000
Deferred income taxes	(78,000)	(67,000)
Foreign currency transaction (gain)/loss	29,368	(69,592)
(Increase) decrease in accounts receivable	(40,256)	72,862
(Increase) decrease in inventories	899,821	(471,532)
(Increase) decrease in refundable income taxes	(34,047)	(38,833)
(Increase) decrease in prepaid expenses and other current assets	(90,527)	145,133
(Increase) decrease in other assets	46,165	(31,818)
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	(391,809)	(535,328)
Net cash provided by operating activities	2,792,373	2,227,656

Investing activities
Proceeds from sale of property, plant, and equipment	13,737	41,332
Purchase of property, plant, and equipment	(414,170)	(618,545)
Payment of life insurance premiums	(279,402)	(267,550)
Net cash used in investing activities	(679,835)	(844,763)

Financing activities
Principal payments on long-term borrowings	(566,595)	(521,091)
Common stock dividends paid	(497,585)	(495,344)
Purchase of stock for treasury	(120,378)	-
Other	-	547
Net cash used in financing activities	(1,184,558)	(1,015,888)
Effect of exchange rate changes on cash and cash equivalents	(84,805)	203,120
Increase (decrease) in cash and cash equivalents	843,175	570,125
Cash and cash equivalents at beginning of year	6,331,038	5,760,913
Cash and cash equivalents at end of year	$7,174,213	$6,331,038

F-6

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2011	2010

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$139,015	$206,356
Income taxes	$789,000	$1,304,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Transaction (losses)/gains were $(29,368) and $69,592 for 2011 and 2010, respectively.

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

Actual and estimated sales returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2011 and 2010, total returns as a percent of net sales were approximately 0.38 % and 0.67%, respectively.

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

Stock-Based Compensation

The Company has stock-based incentive plans under which it may grant stock option, restricted stock, and unrestricted stock awards. The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms. The fair value of stock-based awards is determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield. See Note 6 for additional information.

The Company accounts for options granted to non-employees and warrants granted to distributors under the fair value approach required by FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees.”

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income result from financial statement accruals and reserves and differences between depreciation and stock options for book and tax purposes.

Unrecognized tax benefits are accounted for as required by FASB ASC Topic 740 which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return. See Note 10 for further discussion.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements. See Note 4 for further discussion.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $32,000 and $55,000 of advertising expense in 2011 and 2010, respectively.

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

Intangible assets estimated to have finite estimable lives are amortized over their estimated economic life under the straight-line method. Based on management’s estimates, these lives range from two to fifteen years. Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of income. See Note 13 for further information.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $533,000 and $587,000 in 2011 and 2010, respectively.

Cash Equivalents

The Company's policy is to consider the following as cash and cash equivalents: demand deposits and short-term investments with a maturity of three months or less when purchased.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Pending Adoption

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment on the presentation of other comprehensive income. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and retrospective application is required. While management is presently evaluating the impact of this amendment on the presentation of and disclosures within the Company’s financial statements, it does not believe this amendment will materially affect the Company’s financial position or results of operations.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements Pending Adoption (continued)

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in fair value measurement. This guidance will be effective for the Company on January 1, 2012 and will be applied prospectively. The Company does not anticipate that this amendment will have a material impact on its financial statements.

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2011 and 2010, consist of the following:

	2011	2010

Land and land improvements	$883,563	$868,870
Building	9,899,291	9,928,950
Machinery and equipment	3,736,144	3,698,537
Office equipment	1,376,577	1,503,929
Computer equipment and software	2,911,778	2,980,370
	18,807,353	18,980,656
Less accumulated depreciation	11,385,406	11,036,244
	$7,421,947	$7,944,412

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and 2010, consist of the following:

	2011	2010

Trade payables	$2,492,973	$2,437,965
Distributors' commissions	2,238,987	2,411,016
Sales taxes	365,897	445,653
Payroll and payroll taxes	427,719	525,657
	$5,525,576	$5,820,291

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Fair Value of Financial Instruments

The fair value of financial instruments at December 31, 2011 and 2010 were as follows:

	Fair
Description	Value	Level 1	Level 2	Level 3

December 31, 2011
Long-term debt	$4,080,000	-	$4,080,000	-
Marketable securities (1)	185,000	$185,000	-	-

December 31, 2010
Long-term debt	$4,613,000	-	$4,613,000
Marketable securities (1)	232,000	232,000	-	-
Derivatives (2)	11,693	-	11,693	-

(1)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the consolidated balance sheets.

(2)	Representing recorded liability of Canadian forward currency contracts and is presented within Accounts Payable and Accrued Expenses in the consolidated balance sheets. The fair values of derivatives are determined either through quoted market prices in active markets for exchange traded derivatives or through pricing from brokers who develop values based on inputs observable in active markets such as interest rates and currency volatilities.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Fair Value of Financial Instruments (continued)

At December 31, the carrying amount and fair value of the Company’s financial instruments are approximately as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$4,151,048	$4,080,000	$4,717,643	$4,613,000
Marketable securities	185,000	185,000	232,000	232,000
Derivatives	-	-	11,693	11,693

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

5. Long-Term Debt

Long-term debt at December 31, 2011 and 2010 consists of the following:

	2011	2010

Term loan	$3,204,100	$3,594,908
Obligation for purchase of distributorship	946,948	1,122,735
	4,151,048	4,717,643
Less current maturities	584,873	566,873
	$3,566,175	$4,150,770

Principal maturities of long-term debt at December 31, 2011, are as follows:

2012	$584,873
2013	2,998,242
2014	204,171
2015	214,617
2016	149,145
Thereafter	-
$4,151,048

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Long-Term Debt (continued)

Revolving loan agreements

Effective October 1, 2009, upon expiration of a previous revolving loan agreement with the same lender, the Company entered into a new $5 million one-year revolving loan agreement (2009) with its primary lender. Upon expiration of the 2009 agreement, the Company entered into a new $5 million revolving loan agreement (2010) with its primary lender. The 2010 agreement expired September 2011.

Effective September 30, 2011, the Company entered into a new one-year $5 million revolving loan agreement (2011) with its primary lender. Similar to the previous agreements, any advances under the revolver accrue interest at a variable interest rate based on 30-day LIBOR + 1.85%. Interest, if any, is payable monthly. There have been no revolver borrowings in 2010 or 2011. At December 31, 2011, the outstanding revolving line of credit balance was zero.

Term Loan

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

On November 30, 2010, the Company re-financed its term loan agreement with its primary lender. The re-financed term loan is a for a period of three years with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. As of December 31, 2011, the term loan’s interest rate was 2.30%. Monthly principal and interest are based on approximately a nine-year amortization. The aggregate outstanding balance of principal and interest is due and payable on November 30, 2013.

The term loan agreement and 2011 revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company’s headquarters. These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $10 million, and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5:1. At December 31, 2011, the Company was in compliance with its loan covenants.

Obligation for Purchase of Distributorship

As described in Note 13, on August 31, 2009, the Company incurred a long-term obligation of $1,343,881 relating to the purchase of a Reliv distributorship. The Company will pay this obligation in monthly payments of principal and interest totaling $18,994 over a seven-year term with an annual interest rate of 5%.

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

Vesting terms and restrictions, if applicable, under the plan, are set by the committee and will be 10 years or less. The 2009 Plan expires in 2019. As of December 31, 2011, there were no grants under the 2009 Plan.

In January 2012, the Company issued stock option grants totaling 775,000 shares. These option grants contain exercise prices ranging from $1.20 to $1.32 per share with a five-year term. One half of the options granted have time vesting provisions ranging from one to 4.8 years while the remainder have vesting provisions that are contingent upon the Company achieving certain financial performance measurements. The aggregate estimated compensation cost related to the time vesting stock option grant is approximately $185,000 which will be recognized on a straight-line basis over the weighted requisite service periods. The aggregate estimated compensation related to the performance based options is also approximately $185,000; however, recognition is contingent upon performance vesting.

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

Compensation cost for the stock option plans was approximately $174,000 ($112,000 net of tax) and $190,000 ($124,000 net of tax) for the years ended December 31, 2011 and 2010, respectively, and has been recorded in selling, general, and administrative expense. As of December 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options totaled $64,000 ($40,000 net of tax), which will be amortized over the weighted remaining requisite service period of 0.5 years.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stockholders’ Equity (continued)

Stock Options (continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2011		2010
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	753,000	$8.29	754,000	$8.29
Granted	-		-
Exercised	-		-
Forfeited	(13,500)	8.39	(1,000)	9.74
Outstanding at end of year	739,500	$8.29	753,000	$8.29

Exercisable at end of year	683,000	$8.22	642,375	$8.12

	As of December 31, 2011
	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

$5.28 - $5.50	41,500	1.67	$5.41	33,250	1.67	$5.45
$7.92	475,000	3.00	7.92	475,000	3.00	7.92
$8.68	30,000	3.79	8.68	30,000	3.79	8.68
$9.74	193,000	0.58	9.74	144,750	0.58	9.74
$5.28 - $9.74	739,500	2.33	$8.29	683,000	2.46	$8.22

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2011 was $-0-. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

For the years ended December 31, 2011 and 2010, no stock options were exercised.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan (1998 Plan). The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company’s common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company’s common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company’s common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year and the warrants are fully vested upon grant. This 10-year plan began in January 1999. As of December 31, 2011, all warrants issued under the 1998 Plan have been exercised, forfeited, or expired.

In July 2009, the Company established a new Distributor Stock Purchase Plan (2009 Plan) to replace the expired 1998 Plan. The 2009 Plan, which is similar to the 1998 Plan, commenced in August 2009. Since inception, a total of 31,565 have been issued under the 2009 Plan. The warrants are fully vested upon grant.

The Company records expense under the fair value method for warrants granted to distributors. Total expense recorded for these warrants was $8,895 and $3,370 in 2011 and 2010, respectively.

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2011	2010

Expected warrant life (years)	3.0	3.0
Risk-free weighted average interest rate	0.37%	1.02%
Stock price volatility	0.509	0.549
Dividend yield	1.6%	2.1%

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2011		2010
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	41,482	$3.62	53,689	$6.25
Granted	14,702	1.23	13,684	1.94
Exercised	-		-
Expired and forfeited	(24,619)	4.60	(25,891)	8.19

Outstanding at end of year	31,565	$1.74	41,482	$3.62

Exercisable at end of year	31,565		41,482

	As of December 31, 2011
	Warrants Outstanding			Warrants Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.23	14,702	3.00	$1.23	14,702	$1.23
$1.94	13,684	2.00	1.94	13,684	1.94
$3.28	3,179	1.00	3.28	3,179	3.28
$1.94 - $3.28	31,565	2.37	$1.74	31,565	$1.74

The intrinsic value for stock warrants outstanding at December 31, 2011 was $-0-. For the years ended December 31, 2011 and 2010, no stock warrants were exercised.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2011	2010
Numerator:
Net income	$1,048,157	$1,683,156
Denominator:
Denominator for basic earnings per share – weighted average shares	12,429,000	12,382,000

Dilutive effect of employee stock options and other warrants	-	1,000
Denominator for diluted earnings per share – adjusted weighted average shares	12,429,000	12,383,000

Basic earnings per share	$0.08	$0.14
Diluted earnings per share	$0.08	$0.14

For the year ended December 31, 2011, options and warrants totaling 756,363 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive. For the year ended December 31, 2010, options and warrants totaling 780,798 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.

8. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2011:

2012	$335,716
2013	253,087
2014	166,320
2015	54,367
2016	43,740
Thereafter	7,290
$860,520

Rent expense for operating leases was $567,186 and $578,281 for the years ended December 31, 2011 and 2010, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Derivative Financial Instruments

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

At December 31, 2010, the Company held Canadian forward exchange contracts with maturities of less than one year totaling $487,000. The increase (decrease) in the aggregate accrued loss on these contracts was $(11,692) and $11,692 for the years ended December 31, 2011 and 2010, respectively. No contracts were held at December 31, 2011.

10. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended December 31
	2011	2010

United States	$2,901,236	$4,780,065
Foreign	(1,230,079)	(1,954,909)
	$1,671,157	$2,825,156

The components of the provision for income taxes are as follows:

	Year ended December 31
	2011	2010

Current:
Federal	$562,000	$1,041,000
State	115,000	177,000
Foreign	37,000	33,000
Total current	714,000	1,251,000

Deferred:
Federal	(76,000)	(93,000)
State	(15,000)	(16,000)
Foreign	-	-
Total deferred	(91,000)	(109,000)
	$623,000	$1,142,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

	Year ended December 31
	2011	2010

Income taxes at U.S. statutory rate	$568,000	$961,000
State income taxes, net of federal benefit	116,000	164,000
Higher/(lower) effective taxes on earnings in foreign countries	23,000	38,000
Foreign corporate income taxes	37,000	33,000
Nondeductible meals and entertainment expense	29,000	29,000
Qualified production activities income - AJCA	(62,000)	(43,000)
Reserve for uncertain tax positions	(55,000)	(40,000)
Other	(33,000)	-
	$623,000	$1,142,000

The Company has a deferred tax asset of $3,942,000 as of December 31, 2011, and $4,279,000 as of December 31, 2010, relating to foreign net operating loss carryforwards. The Company has recorded a valuation allowance as it is more likely than not that this asset will not be realized before it expires beginning in 2012.

The Company has a deferred tax asset as of December 31, 2011 related primarily to 2008 capital losses on investments with a tax value of $364,000. The Company has established a corresponding valuation allowance of $364,000 as it does not anticipate having sufficient future capital gains to offset these capital losses. The capital loss carryforward expires in 2013.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax assets:
Product refund reserve	$41,000	$65,000
Inventory obsolescence reserve	68,000	26,000
Vacation accrual	31,000	32,000
Stock-based compensation	297,000	237,000
Organization costs	198,000	151,000
Deferred compensation	88,000	80,000
Capital losses on investments	364,000	349,000
Valuation allowance - investment losses	(364,000)	(349,000)
Miscellaneous accrued expenses	79,000	82,000
Foreign net operating loss carryforwards	3,942,000	4,279,000
Valuation allowance - NOL carryforwards	(3,942,000)	(4,279,000)
	802,000	673,000
Deferred tax liabilities:
Depreciation and amortization	222,000	206,000
Foreign currency exchange	129,000	-
	351,000	206,000
Net deferred tax assets (liabilities)	$451,000	$467,000
Reported as:
Current deferred tax assets	$432,000	$334,000
Non-current deferred tax assets (1)	19,000	133,000
Net deferred tax assets	$451,000	$467,000

(1)	Included within other non-current assets on the consolidated balance sheets.

Through December 31, 2011, the Company has not recorded a provision for income taxes on the earnings of certain of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside the U.S. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $57,000 at December 31, 2011. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for foreign income taxes paid would be available to significantly reduce any U.S tax liability if foreign earnings are remitted.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Income Taxes (continued)

The Company applied applicable accounting guidance relating to accounting for uncertainty in income taxes. Reserves for uncertainty in income taxes are adjusted quarterly in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions. It is the Company’s practice to recognize interest and / or penalties related to income tax matters in income tax expense.

At December 31, 2011 and 2010, the Company had $51,000 and $110,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount would impact the effective income tax rate if recognized.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2010	$166,800

Settlements and effective settlements with tax authorities	(47,800)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(23,000)
Increases in balances related to tax positions taken during current period	14,000

Balance as of December 31, 2010	$110,000

Settlements and effective settlements with tax authorities	(47,000)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(18,000)
Increases in balances related to tax positions taken during current period	6,000

Balance as of December 31, 2011	$51,000

The Company’s unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Income Taxes (continued)

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2008 and concluded years through 2007 with its primary state jurisdiction.

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company has made good faith deposits to the local tax authority under the tax agency’s administrative judicial resolution process. As of December 31, 2011, management’s estimated reserve (net of deposits) for this matter is approximately $50,000.

11. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches a percentage of the employee’s contribution at a rate of 25%. Company contributions under the 401(k) plan totaled $157,000 and $163,000 in 2011 and 2010, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. In 2011 and 2010, the Company’s contribution consisted of shares of common stock from treasury measured by the fair value of the stock on date of contribution. Company contributions under the ESOP plan totaled approximately $125,000 for each of the years ended December 31, 2011 and 2010, respectively.

12. Incentive Compensation Plans

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan. This new plan was effective for fiscal year 2007 and replaced a previous plan. Under the plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal years 2011 and 2010, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 16% of the Company’s Income from Operations. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Incentive Compensation Plans (continued)

The Company expensed a total of $290,000 and $457,000 to the participants of the bonus pool for 2011 and 2010, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2011 and 2010, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant. At December 31, 2011 and 2010, SERP assets were $185,000 and $232,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2011 and 2010, SERP liabilities were $190,000 and $238,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets. The changes in the balances of SERP assets and SERP liabilities during 2011 and 2010 were due to net realized and unrealized investment gains/losses incurred by the plan.

13. Purchase of Reliv Distributorship

On August 31, 2009, the Company acquired an independent Reliv distributorship from its owner for an aggregate purchase price of $2,060,000. The Company paid $500,000 of the purchase price to the owner at closing, credited the owner’s $216,119 outstanding loan balance due to the Company, and agreed to pay the balance of the purchase price, $1,343,881, over a period of seven years, plus interest at an annual rate of 5%, with monthly payments of principal and interest totaling $18,994. As a condition to the transaction, the contract contained a non-compete clause of two years and non-solicitation clause of Company distributors for a term of seven years.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Purchase of Reliv Distributorship (continued)

The Company had amortizable intangible assets as follows as of December 31, 2011 and 2010:

	Gross Carrying Amount		Accumulated Amortization
	2011	2010	2011	2010

Distributorship	$1,648,000	1,648,000	$256,356	146,489
Non-compete agreement	103,000	103,000	103,000	68,667
Non-solicitation agreement	309,000	309,000	103,000	58,857
	$2,060,000	2,060,000	$462,356	274,013

Amortization expense (straight-line method) for intangible assets totaled $188,343 and $205,510 in 2011 and 2010, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2012	$154,000
2013	154,000
2014	154,000
2015	154,000
2016	139,000

14. Subsequent Events

On March 16, 2012, the Company entered into an agreement with a real estate investment management firm to purchase a note and mortgage on certain properties in Utah and Idaho for $2 million. Under a February 27, 2012 Memorandum of Agreement between the Company and the obligor on the aforementioned note and mortgage, the Company anticipates entering into a restructured note and mortgage with the original obligor for a similar amount with, initially, interest only monthly payments. The restructured note and mortgage will be secured additionally by the obligor’s Reliv distributorship business.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Segment Information (continued)

Geographic area data for the years ended December 31, 2011 and 2010 follow:

	2011	2010

Net sales to external customers
United States	$60,883,841	$66,895,693
Australia/New Zealand	2,374,246	2,548,046
Canada	2,139,293	2,158,699
Mexico	1,201,484	1,435,486
Europe (1)	3,752,530	2,079,941
Asia (2)	3,528,506	3,630,523
Total net sales	$73,879,900	$78,748,388

Assets by area
United States	$20,439,234	$20,221,022
Australia/New Zealand	777,494	934,368
Canada	379,432	291,760
Mexico	510,837	841,981
Europe (1)	1,151,405	758,358
Asia (2)	1,160,783	1,796,212
Total consolidated assets	$24,419,185	$24,843,701

(1)	Europe consists of United Kingdom, Ireland, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, Brunei, and Indonesia

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2011 and 2010, follow:

	2011	2010

Net sales by product category
Nutritional and dietary supplements	$63,018,070	$67,024,233
Skin care products	728,060	932,631
Sales aids and other	1,955,213	2,076,716
Handling & freight income	8,178,557	8,714,808
Total net sales	$73,879,900	$78,748,388

