Form 10-Q
period 2012-03-31
RELIV INTERNATIONAL INC
filed 2012-05-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2012 was 12,512,505 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7
Item No. 4	Controls and Procedures	12

Part II – Other Information

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item No. 6	Exhibits	13

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2012	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,590,435	$7,174,213
Accounts receivable, less allowances of
$72,700 in 2012 and $70,300 in 2011	338,384	334,828
Accounts due from employees and distributors	32,188	43,191
Inventories
Finished goods	2,883,118	3,252,153
Raw materials	1,657,780	1,048,419
Sales aids and promotional materials	377,150	423,201
Total inventories	4,918,048	4,723,773

Refundable income taxes	-	96,387
Prepaid expenses and other current assets	1,112,541	607,989
Deferred income taxes	419,000	432,000
Total current assets	13,410,596	13,412,381

Other assets	267,347	204,461
Cash surrender value of life insurance	2,041,873	1,782,752
Note receivable	2,000,000	-
Intangible assets, net	1,559,142	1,597,644

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,916,867	9,899,291
Machinery & equipment	3,748,300	3,736,144
Office equipment	1,393,665	1,376,577
Computer equipment & software	2,964,889	2,911,778
	18,907,284	18,807,353
Less: Accumulated depreciation	11,623,135	11,385,406
Net property, plant and equipment	7,284,149	7,421,947

Total assets	$26,563,107	$24,419,185

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2012	2011
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,333,196	$2,492,973
Distributors' commissions payable	2,489,607	2,238,987
Sales taxes payable	405,817	365,897
Payroll and payroll taxes payable	538,240	427,719
Total accounts payable and accrued expenses	6,766,860	5,525,576

Income taxes payable	287,684	-
Current maturities of long-term debt	585,630	584,873
Total current liabilities	7,640,174	6,110,449

Noncurrent liabilities:
Long-term debt, less current maturities	3,421,300	3,566,175
Other noncurrent liabilities	286,834	256,710
Total noncurrent liabilities	3,708,134	3,822,885

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2012 and 2011	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,461,435 shares issued and 12,512,505
shares outstanding as of 3/31/2012; 14,425,185 shares
issued and 12,484,104 shares outstanding as of 12/31/2011	14,788	14,425
Additional paid-in capital	30,389,206	30,292,792
Accumulated deficit	(9,008,211)	(9,540,595)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(507,531)	(617,303)
Treasury stock	(5,673,453)	(5,663,468)

Total stockholders' equity	15,214,799	14,485,851

Total liabilities and stockholders' equity	$26,563,107	$24,419,185

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income and Comprehensive Income

(unaudited)	Three months ended March 31
	2012	2011

Product sales	$17,614,840	$19,326,943
Handling & freight income	2,128,804	2,359,911

Net sales	19,743,644	21,686,854

Costs and expenses:
Cost of products sold	3,900,581	4,220,350
Distributor royalties and commissions	7,455,160	8,120,942
Selling, general and administrative	7,474,246	8,268,868

Total costs and expenses	18,829,987	20,610,160

Income from operations	913,657	1,076,694

Other income (expense):
Interest income	9,314	15,579
Interest expense	(30,919)	(36,623)
Other expense	(22,668)	(68,850)

Income before income taxes	869,384	986,800
Provision for income taxes	337,000	377,000

Net income	$532,384	$609,800

Other comprehensive income (loss):
Foreign currency translation adjustment	109,772	(66,485)

Comprehensive income	$642,156	$543,315

Earnings per common share - Basic	$0.04	$0.05
Weighted average shares	12,512,000	12,451,000

Earnings per common share - Diluted	$0.04	$0.05
Weighted average shares	12,633,000	12,453,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2012	2011

Operating activities:
Net income	$532,384	$609,800
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	240,454	294,645
Stock-based compensation	53,277	45,942
Deferred income taxes	(36,000)	(62,000)
Foreign currency transaction (gain)/loss	(23,052)	(17,945)
(Increase) decrease in accounts receivable	19,509	67,452
(Increase) decrease in inventories	(143,739)	(124,077)
(Increase) decrease in refundable income taxes	96,387	62,324
(Increase) decrease in prepaid expenses
and other current assets	(499,481)	(617,008)
(Increase) decrease in other assets	(25,886)	(14,619)
Increase (decrease) in income taxes payable	287,467	293,250
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	1,267,820	1,797,517

Net cash provided by operating activities	1,769,140	2,335,281

Investing activities:
Purchase of property, plant and equipment	(61,457)	(87,748)
Purchase of note and mortgage secured by underlying property	(2,000,000)	-
Payment of life insurance premiums	(259,121)	(252,250)

Net cash used in investing activities	(2,320,578)	(339,998)

Financing activities:
Principal payments on long-term borrowings	(144,118)	(140,240)
Purchase of stock for treasury	(9,985)	-

Net cash used in financing activities	(154,103)	(140,240)

Effect of exchange rate changes on cash and cash equivalents	121,763	46,037

Increase (decrease) in cash and cash equivalents	(583,778)	1,901,080

Cash and cash equivalents at beginning of period	7,174,213	6,331,038

Cash and cash equivalents at end of period	$6,590,435	$8,232,118

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2012

Note 1--	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2011, filed March 23, 2012 with the Securities and Exchange Commission.

Adoption of New Accounting Standards

Effective January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-5 and 2011-12, which amends accounting guidance on the financial statement presentation of comprehensive income. Under this guidance, a company has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The company has elected to present total comprehensive income in a single continuous statement which contains two sections: net income and comprehensive income. The adoption of this new accounting guidance only impacted financial statement presentation and did not have any impact on the company's consolidated financial position, results of operations, or cash flows.

Note 2--	Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31
	2012	2011
Numerator:
Net income	$532,384	$609,800

Denominator:
Denominator for basic earnings per
share--weighted average shares	12,512,000	12,451,000
Dilutive effect of employee stock options
and other warrants	121,000	2,000

Denominator for diluted earnings per
share--adjusted weighted average shares	12,633,000	12,453,000

Basic earnings per share	$0.04	$0.05
Diluted earnings per share	$0.04	$0.05

Options and warrants to purchase 1,243,863 and 780,798 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Note 3--	Purchase of Note Receivable

On March 16, 2012, the Company entered into an agreement with a real estate investment management firm to purchase a note and mortgage on certain properties in Utah and Idaho for $2 million. Subsequently, the transaction closed in March 2012. Under a February 27, 2012 Memorandum of Agreement (MOA) between the Company and the obligor on the aforementioned note and mortgage, the Company anticipates entering into a restructured note and mortgage with the original obligor for a similar amount with, initially, interest only monthly payments for the remainder of 2012. The MOA contemplates that the restructured note and mortgage will be secured additionally by the obligor's Reliv distributorship business. Accordingly, pending completion of the restructured note and mortgage agreement, the Company has presented the note receivable as a non-current asset in the condensed consolidated balance sheets.

Note 4--	Stock-based Compensation

In January 2012, the Company issued stock option grants totaling 775,000 shares. These option grants contain exercise prices ranging from $1.20 to $1.32 per share with a five-year term. One half of the options granted have time vesting provisions ranging from one to 4.8 years while the remainder have vesting provisions that are contingent upon the Company achieving certain financial performance measurements. The aggregate estimated compensation cost related to the time vesting stock option grant is $172,000 recognized on a straight-line basis over the weighted requisite service periods. The aggregate estimated compensation cost related to the performance based options is $185,000; however, recognition is contingent upon performance vesting. The grant-date fair value of the options range from $0.42 to $0.48 per share and was determined using the Black-Scholes option pricing model using an average risk-free rate of 0.82%, an average dividend yield of 1.60%, and an average volatility of 49.31%.

The Company recognized stock-based compensation expense from all plans of approximately $53,000 and $46,000 in the three months ended March 31, 2012 and 2011, respectively. This expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income and comprehensive income.

Note 5--	Taxes

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company has made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of March 31, 2012 and December 31, 2011, management's estimated reserve (net of deposits) for this matter is approximately $50,000. There has been no change in this matter during the first quarter of 2012.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 79.9% of worldwide net sales for the three months ended March 31, 2012 and 85.2% of worldwide net sales for the three months ended March 31, 2011. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2012, consisted of approximately 58,530 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

All of our sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have an effect on sales and gross margins. United States generally accepted accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

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

Results of Operations

     The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2012 and 2011. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended March 31,
	2012	2011

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	19.8	19.5
Distributor royalties and commissions	37.7	37.4
Selling, general and administrative	37.9	38.1

Income from operations	4.6	5.0
Interest expense	(0.1)	(0.2)
Interest and other income/(expense)	(0.1)	(0.2)

Income before income taxes	4.4	4.6
Provision for income taxes	1.7	1.8

Net income	2.7%	2.8%

Net Sales. Overall net sales decreased by 9.0% in the three months ended March 31, 2012 compared to the same period in 2011. During the first quarter of 2012, sales in the United States decreased by 14.6%, and international sales increased by 23.4% over the prior-year period.

     The following table summarizes net sales by geographic market for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012		2011		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$15,770	79.9%	$18,466	85.2%	$(2,696)	(14.6)%
Australia/New Zealand	540	2.7	618	2.8	(78)	(12.6)
Canada	550	2.8	597	2.8	(47)	(7.9)
Mexico	287	1.4	348	1.6	(61)	(17.5)
Europe	1,595	8.1	724	3.3	871	120.3
Asia	1,002	5.1	934	4.3	68	7.3

Consolidated total	$19,744	100.0%	$21,687	100.0%	$(1,943)	(9.0)%

The following table sets forth, as of March 31, 2012 and 2011, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	March 31, 2012		March 31, 2011		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above
United States	42,910	4,550	46,910	5,360	(8.5)%	(15.1)%
Australia/New Zealand	1,950	120	2,200	140	(11.4)	(14.3)
Canada	1,340	190	1,370	170	(2.2)	11.8
Mexico	1,640	140	1,630	240	0.6	(41.7)
Europe	4,900	480	2,570	260	90.7	84.6
Asia	5,790	500	5,190	400	11.6	25.0
Consolidated total	58,530	5,980	59,870	6,570	(2.2)%	(9.0)%

In the United States, net sales were down 14.6% in the first quarter of 2012 compared to the same period in 2011. Sales declined in the first quarter of 2012 as distributor activity in United States continues to decline. This decline is shown in the form of a decrease in the number of active distributors and distributors at the level of Master Affiliate and above, along with a decrease in the number of new distributor enrollments. The net number of active distributors in the United States as of March 31, 2012 decreased by 8.5% to 42,910, compared to the number of active distributors as of March 31, 2011. The net number of distributors at the level of Master Affiliate and above as of March 31, 2012 decreased by 15.1% as compared to March 31, 2011. Additionally, in the first quarter of 2012, approximately 400 distributors qualified as new Master Affiliates, compared to approximately 581 in the prior-year quarter, a decline of 31.2%. During the first quarter of 2012, approximately 3,023 new distributors were enrolled, compared to 3,447 new distributor enrollments in the prior-year quarter, a decline of 12.3%. Distributor retention remained steady at 68.7% for the first three months of 2012 compared to a rate of 67.4% for all of 2011.

In the first quarter of 2012, we processed approximately 59,012 orders in the United States for products at an average order of $356 at suggested retail. In the same period of 2011, we processed approximately 67,274 product orders at an average order of $359 at suggested retail. This decline in the number of orders processed is attributable to the decline in distributor activity.

One of our key efforts in the United States to revive distributor activity and ordering focuses on product innovation. Using LunaRich, an enhanced soy powder, we have introduced reformulations of three of our products, Reliv NOW, SoySentials, and Reliv NOW for Kids. LunaRich was created through our research and development partnership with the Missouri Plant Science Center, and it delivers five to ten times more lunasin than standard soy powders. Lunasin is the peptide scientists have identified as the key to many of soy’s documented health benefits, including cholesterol management, cell health and more. We intend to introduce additional LunaRich-based reformulations in the United States and elsewhere in our existing markets in the coming months.

During the three months ended March 31, 2012, net sales in our international operations increased in aggregate by 23.4% to $3.97 million compared to $3.22 million for the three months ended March 31, 2011. When measured on a constant currency basis, sales increased in Europe and Asia, but were offset by declines in Australia/New Zealand, Canada, and Mexico during the first quarter of 2012. When net sales are converted using the 2011 exchange rate for both 2011 and 2012, international net sales increased by 23.7% for the first quarter of 2012 compared to the first quarter of the prior year. Regional sales results on a constant currency basis for the first quarter of 2012 compared to the first quarter of 2011 were as follows: Australia/New Zealand net sales down 17.1%, Canada net sales down 6.6%, Mexico net sales down 11.6%, Europe net sales up 124.5%, and Asian sales up 5.2%. In Australia/New Zealand, Canada, and Mexico, new distributor enrollments and new Master Affiliate qualifications were down in the first quarter of 2012 commensurate to the decline of sales in the respective markets.

In Europe, strong distributor activity and growth continued in the first quarter of 2012 and resulted in a 124.5% increase in net sales. New distributor enrollments were 1,424 in the first quarter of 2012, compared to 549 in the same period in 2011, an increase of 159%; and new Master Affiliate qualifications were 148 in the first quarter of 2012, compared to 45 in the same period in 2011, an increase of 229%.

In Asia, the increase in regional sales was driven by a 64.3% increase in sales in the Philippines. Sales of Reliv NOW, lemon-flavored Innergize, and Fibrestore in single-serving packs continue to gain momentum in that market.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 19.8% for the three-month period ended March 31, 2012, compared to 19.5% for the same period in 2011. Gross margins decreased in the first quarter of 2012 as the result of increases in the cost of shipping for distributor orders in the United States.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales was 37.7% for the three-month period ended March 31, 2012, compared to 37.4% in the same period in 2011. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods. The slight increase in the percentage in the first quarter of 2012 is due to a higher average level of distributor discounts at the time of purchase in 2012, compared to the prior-year quarter. Distributor royalties are based on product prices at suggested retail price.

Selling, General and Administrative Expenses. For the three months ended March 31, 2012, selling, general and administrative, or SGA, expenses decreased by $795,000, compared to the same period in 2011. SGA expenses as a percentage of net sales were 37.9% for the three-month period ended March 31, 2012, compared to 38.1% for the same period of 2011.

Sales and marketing expenses decreased by approximately $453,000 in the first quarter of 2012, compared to the prior-year quarter. Distributor bonuses and other expenses directly related to the level of sales decreased by approximately $170,000. Other changes included a decrease in conference and meeting expenses of $138,000 and a decrease in promotional expenses of $114,000.

Salaries, benefits, and incentive compensation decreased by $192,000 in the first quarter of 2012, compared to the prior-year quarter, due in part to the headcount reductions in the fourth quarter of 2011. Distribution and warehouse expenses increased by $10,000 and other general and administrative expenses decreased by approximately $159,000 in the first quarter of 2012, compared to the prior-year quarter. The decrease in other general and administrative expenses is the result of reductions in a number of expenses, including office rental expenses in Australia and Malaysia, consulting fees, directors’ fees, and fees paid to our medical advisory board which was disbanded in 2011.

Interest Expense. Interest expense decreased to $31,000 during the first quarter of 2012 compared to $37,000 in the first quarter of 2011. The lower interest expense is the result of a decrease in the amount of debt compared to the prior year.

Other Income/Expense. Other income/expense in the first quarter of 2012 was a net expense of $23,000, compared to a net expense of $69,000 in the first quarter of 2011. The first quarter 2012 net expense is the result of foreign currency exchange losses in certain of our subsidiaries. The net expense in 2011 is primarily the result of a loss of approximately $97,000 incurred in our Indonesian subsidiary in the 2011 first quarter. A nominee director/former employee of the subsidiary misappropriated this amount from the subsidiary's bank account. During the second quarter of 2011, we recovered $60,000 of this amount.

Income Taxes. We recorded income tax expense of $337,000 for the first three months of 2012, resulting in an effective rate of 38.8%. In the same period in 2011, we recorded income tax expense of $377,000, which represented an effective rate of 38.2%. Our effective rate is higher in 2012 due to a higher effective rate for state income taxes in 2012.

Net Income. Our net income for the three months ended March 31, 2012 was approximately $532,000 ($0.04 per share basic and diluted), compared to approximately $610,000 ($0.05 per share basic and diluted) for the same period in 2011. Profitability decreased in the first quarter of 2012 as net sales decreased in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2012, we generated $1.77 million of net cash from operating activities, $2.32 million was used in investing activities, and we used $154,000 in financing activities. This compares to $2.34 million of net cash provided by operating activities, $340,000 used in investing activities, and $140,000 used in financing activities in the same period of 2011. Cash and cash equivalents decreased by $584,000 to $6.59 million as of March 31, 2012 compared to December 31, 2011.

Significant changes in working capital items consisted of an increase in inventory of $144,000, an increase in prepaid expenses/other current assets of $499,000, an increase in accounts payable and accrued expenses of $1.27 million, and an increase in income taxes payable of $287,000 in the first three months of 2012. The increase in inventory is to support the sales growth in Europe, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals and the increase in inventory. The increase in income taxes payable is a function of the timing of estimated tax payments.

Investing activities during the first three months of 2012 consisted of the purchase of a note and mortgage for $2 million, a net investment of $61,000 for capital expenditures, and $259,000 for key-man life insurance. Financing activities during the first three months of 2012 consisted of principal payments of $144,000 on long-term borrowings and $10,000 in treasury stock purchased. The purchase of the note and mortgage are discussed further in Note 3 of the Consolidated Financial Statements.

Stockholders’ equity increased to $15.21 million at March 31, 2012 compared to $14.49 million at December 31, 2011. The increase is due to our net income during the first three months of 2012 of $532,000 and an improvement in the cumulative foreign currency translation adjustment of $110,000 due to the general weakening of the United States dollar. Our working capital balance was $5.77 million at March 31, 2012 compared to $7.30 million at December 31, 2011. The current ratio at March 31, 2012 was 1.76 compared to 2.19 at December 31, 2011.

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

We also renewed a revolving credit facility for $5 million with the Bank in October 2011. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2012. As of March 31, 2012, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated November 30, 2010 between us and the Bank. A separate letter agreement stating the financial covenants related to the term loan and revolving credit facility was updated and amended on April 4, 2012 and continues in effect.

Under the terms of the amended letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $11 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. As of March 31, 2012, we were in compliance with all financial covenants.

Management believes that our internally generated funds coupled with cash on hand and the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2012.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 24-26 of our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2012.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2012, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1-31, 2012	7,849	$1.27	7,849	$870,000

February 1-29, 2012	-	-	-	$870,000

March 1-31, 2012	-	-	-	$870,000

Total	7,849		7,849

(1) In April 2011, the Company’s Board of Directors approved a share repurchase plan of up to $1 million through April 2013.

Item No. 6 – Exhibits

Exhibit

Number	Document

10.1	Loan Sale Agreement between 2010-1 RADC/CADC Venture, LLC and Registrant dated March 16, 2012 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By: /s/ Robert L. Montgomery

      Robert L. Montgomery, Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 14, 2012

By: /s/ Steven D. Albright

      Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 14, 2012

