Form 10-Q
period 2012-06-30
RELIV INTERNATIONAL INC
filed 2012-08-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

                The number of shares outstanding of the Registrant’s common stock as of August 1, 2012 was 12,480,889 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8
Item No. 4	Controls and Procedures	14

Part II – Other Information

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item No. 6	Exhibits	15

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2012	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,506,016	$7,174,213
Accounts receivable, less allowances of
$70,600 in 2012 and $70,300 in 2011	620,934	334,828
Accounts and note due from employees and distributors	237,524	43,191
Inventories
Finished goods	3,557,720	3,252,153
Raw materials	988,271	1,048,419
Sales aids and promotional materials	373,107	423,201
Total inventories	4,919,098	4,723,773

Refundable income taxes	-	96,387
Prepaid expenses and other current assets	1,011,070	607,989
Deferred income taxes	400,000	432,000
Total current assets	12,694,642	13,412,381

Other assets	280,616	204,461
Cash surrender value of life insurance	2,041,873	1,782,752
Note receivable due from distributor	1,799,960	-
Intangible assets, net	1,520,639	1,597,644

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,907,220	9,899,291
Machinery & equipment	3,761,065	3,736,144
Office equipment	1,392,494	1,376,577
Computer equipment & software	3,024,741	2,911,778
	18,969,083	18,807,353
Less: Accumulated depreciation	11,764,681	11,385,406
Net property, plant and equipment	7,204,402	7,421,947

Total assets	$25,542,132	$24,419,185

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31
	2012	2011
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,437,132	$2,492,973
Distributors' commissions payable	2,230,166	2,238,987
Sales taxes payable	346,099	365,897
Payroll and payroll taxes payable	385,385	427,719
Total accounts payable and accrued expenses	6,398,782	5,525,576

Income taxes payable	7,011	-
Current maturities of long-term debt	590,312	584,873
Total current liabilities	6,996,105	6,110,449

Noncurrent liabilities:
Long-term debt, less current maturities	3,272,055	3,566,175
Other noncurrent liabilities	269,318	256,710
Total noncurrent liabilities	3,541,373	3,822,885

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2012 and 2011	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,461,435 shares issued and 12,488,797
shares outstanding as of 6/30/2012; 14,425,185 shares
issued and 12,484,104 shares outstanding as of 12/31/2011	14,462	14,425
Additional paid-in capital	30,415,240	30,292,792
Accumulated deficit	(9,155,917)	(9,540,595)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(558,759)	(617,303)
Treasury stock	(5,710,372)	(5,663,468)

Total stockholders' equity	15,004,654	14,485,851

Total liabilities and stockholders' equity	$25,542,132	$24,419,185

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income and Comprehensive Income

(unaudited)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011

Product sales	$14,894,640	$15,984,382	$32,509,480	$35,311,325
Handling & freight income	1,886,064	2,013,540	4,014,868	4,373,451

Net sales	16,780,704	17,997,922	36,524,348	39,684,776

Costs and expenses:
Cost of products sold	3,220,860	3,815,181	7,121,441	8,035,531
Distributor royalties and commissions	6,319,613	6,746,008	13,774,773	14,866,950
Selling, general and administrative	7,021,658	7,407,498	14,495,904	15,676,366

Total costs and expenses	16,562,131	17,968,687	35,392,118	38,578,847

Income from operations	218,573	29,235	1,132,230	1,105,929

Other income (expense):
Interest income	40,863	10,222	50,177	25,801
Interest expense	(31,295)	(35,801)	(62,214)	(72,424)
Other income / (expense)	(38,564)	83,185	(61,232)	14,335

Income before income taxes	189,577	86,841	1,058,961	1,073,641
Provision for income taxes	87,000	18,000	424,000	395,000

Net income	$102,577	$68,841	$634,961	$678,641

Other comprehensive income (loss):
Foreign currency translation adjustment	(51,228)	26,358	58,544	(40,127)

Comprehensive income	$51,349	$95,199	$693,505	$638,514

Earnings per common share - Basic	$0.01	$0.01	$0.05	$0.05
Weighted average shares	12,507,000	12,442,000	12,499,000	12,446,000

Earnings per common share - Diluted	$0.01	$0.01	$0.05	$0.05
Weighted average shares	12,678,000	12,444,000	12,658,000	12,449,000

Cash dividends declared per common share	$0.02	$0.03	$0.02	$0.03

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six months ended June 30
	2012	2011

Operating activities:
Net income	$634,961	$678,641
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	486,892	592,675
Stock-based compensation	78,984	91,884
Deferred income taxes	(35,000)	(81,000)
Foreign currency transaction (gain)/loss	14,401	(10,965)
(Increase) decrease in accounts receivable	(272,892)	27,097
(Increase) decrease in inventories	(171,933)	319,462
(Increase) decrease in refundable income taxes	96,387	(132,510)
(Increase) decrease in prepaid expenses
and other current assets	(400,608)	(366,504)
(Increase) decrease in other assets	(3,155)	964
Increase (decrease) in income taxes payable	6,345	-
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	910,806	658,313

Net cash provided by operating activities	1,345,188	1,778,057

Investing activities:
Purchase of property, plant and equipment	(191,523)	(191,700)
Purchase of note and mortgage secured by underlying property	(2,000,000)	-
Payment of life insurance premiums	(259,121)	(252,250)

Net cash used in investing activities	(2,450,644)	(443,950)

Financing activities:
Principal payments on long-term borrowings	(288,681)	(280,344)
Common stock dividends paid	(250,283)	(373,572)
Purchase of stock for treasury	(46,904)	(54,917)

Net cash used in financing activities	(585,868)	(708,833)

Effect of exchange rate changes on cash and cash equivalents	23,127	58,737

Increase (decrease) in cash and cash equivalents	(1,668,197)	684,011

Cash and cash equivalents at beginning of period	7,174,213	6,331,038

Cash and cash equivalents at end of period	$5,506,016	$7,015,049

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Numerator:
Net income	$102,577	$68,841	$634,961	$678,641

Denominator:
Denominator for basic earnings per
share--weighted average shares	12,507,000	12,442,000	12,499,000	12,446,000
Dilutive effect of employee stock options
and other warrants	171,000	2,000	159,000	3,000

Denominator for diluted earnings per
share--adjusted weighted average shares	12,678,000	12,444,000	12,658,000	12,449,000

Basic earnings per share	$0.01	$0.01	$0.05	$0.05
Diluted earnings per share	$0.01	$0.01	$0.05	$0.05

Options and warrants to purchase 1,143,863 shares of common stock for the three months and six months ended June 30, 2012, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 780,798 shares of common stock for the three months and six months ended June 30, 2011, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Note 3-- Note Receivable Due From Distributor

On March 20, 2012, the Company purchased from a real estate investment management firm a note and mortgage ("Note") on certain properties in Utah and Idaho for $2 million. On May 16, 2012, the Company entered into a Loan Modification Agreement ("LMA") with the Note's original and present borrower ("Borrower") to restructure the Note's principal amount due and related repayment terms. The LMA terms are for a principal balance due of $2 million with interest only payable monthly for the remainder of 2012. The LMA's interest rate is the greater of 6% or prime and there is no prepayment penalty for voluntary principal payments. Effective January 1, 2013, the LMA requires monthly payment of principal and interest under an approximately five-year amortization period.

Concurrently with the execution of the LMA, the Company and the Borrower also entered into a Security Agreement in which repayment of the LMA is secured by the Borrower's Reliv distributorship business.

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

The Company recognized stock-based compensation expense from all plans of approximately $26,000 and $46,000 in the three months ended June 30, 2012 and 2011, respectively. The Company recognized stock-based compensation expense from all plans of approximately $79,000 and $92,000 in the six months ended June 30, 2012, and 2011, respectively. This expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income and comprehensive income.

Note 5-- Taxes

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company has made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of June 30, 2012 and December 31, 2011, management's estimated reserve (net of deposits) for this matter is approximately $50,000. There has been no change in this matter during the first six months of 2012.

Note 6-- Subsequent Event

On August 31, 2009, the Company acquired an independent Reliv distributorship from its owner ("Seller") which resulted in the Seller financing $1,343,881 of the purchase price over a period of seven years with monthly payments of principal and interest totaling $18,994. At June 30, 2012, the Company's remaining principal balance due to the Seller under this transaction is approximately $856,000.

On July 17, 2012, the Company and Seller entered into an Agreement to modify the Company's remaining obligation to equal twelve consecutive monthly payments of principal and interest of $37,500 with the first payment commencing in July 2012. The Company will record this loan modification, including related gain, in its third quarter 2012 financial statements.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.6% of worldwide net sales for the six months ended June 30, 2012 and 83.9% of worldwide net sales for the six months ended June 30, 2011. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on a remote basis in Ireland, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2012, consisted of approximately 59,230 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

     The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2012 and 2011. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	19.2	21.2	19.5	20.2
Distributor royalties and commissions	37.7	37.5	37.7	37.5
Selling, general and administrative	41.8	41.2	39.7	39.5

Income from operations	1.3	0.1	3.1	2.8
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Interest and other income (expense)	0.0	0.6	0.0	0.1

Income before income taxes	1.1	0.5	2.9	2.7
Provision for income taxes	0.5	0.1	1.2	1.0

Net income	0.6%	0.4%	1.7%	1.7%

Net Sales. Overall net sales decreased by 6.8% in the three months ended June 30, 2012 compared to the same period in 2011. During the second quarter of 2012, sales in the United States decreased by 12.8%, and international sales increased by 21.6% over the prior-year period. For the six months ended June 30, 2012, consolidated net sales declined 8.0% compared to the same period in 2011. In the first half of 2012, net sales in the United States declined by 13.8% and international sales increased by 22.4% over the same period in 2011.

     The following table summarizes net sales by geographic market for the three months ended June 30, 2012 and 2011.

	Three months ended June 30,
	2012		2011		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$12,943	77.1%	$14,841	82.5%	$(1,898)	(12.8)%
Australia/New Zealand	480	2.9	596	3.3	(116)	(19.5)
Canada	439	2.6	577	3.2	(138)	(23.9)
Mexico	271	1.6	354	2.0	(83)	(23.4)
Europe	1,741	10.4	856	4.7	885	103.4
Asia	907	5.4	774	4.3	133	17.2

Consolidated total	$16,781	100.0%	$17,998	100.0%	$(1,217)	(6.8)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
	2012		2011		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$28,713	78.6%	$33,306	83.9%	$(4,593)	(13.8)%
Australia/New Zealand	1,020	2.8	1,215	3.0	(195)	(16.0)
Canada	989	2.7	1,175	3.0	(186)	(15.8)
Mexico	558	1.6	702	1.8	(144)	(20.5)
Europe	3,335	9.1	1,579	4.0	1,756	111.2
Asia	1,909	5.2	1,708	4.3	201	11.8

Consolidated total	$36,524	100.0%	$39,685	100.0%	$(3,161)	(8.0)%

The following table sets forth, as of June 30, 2012 and 2011, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	June 30, 2012		June 30, 2011		% Change
	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above
United States	42,080	4,790	45,880	5,680	(8.3)%	(15.7)%
Australia/New Zealand	1,940	130	2,120	150	(8.5)	(13.3)
Canada	1,320	200	1,360	190	(2.9)	5.3
Mexico	1,800	150	1,430	220	25.9	(31.8)
Europe	6,020	600	2,860	280	110.5	114.3
Asia	6,070	550	4,800	440	26.5	25.0

Consolidated total	59,230	6,420	58,450	6,960	1.3%	(7.8)%

In the United States, net sales were down 12.8% in the second quarter of 2012 compared to the same period in 2011. Sales declined in the second quarter of 2012 as distributor activity in United States was less than anticipated. This decline is shown in the form of a decrease in the number of active distributors and distributors at the level of Master Affiliate and above, along with a decrease in the number of new distributor enrollments. The net number of active distributors in the United States as of June 30, 2012 decreased by 8.3% to 42,080, compared to the number of active distributors as of June 30, 2011. During the second quarter of 2012, approximately 3,146 new distributors were enrolled, compared to 3,218 new distributor enrollments in the prior-year quarter, a decline of 2.2%. Another factor in the decline in sales in the United States was a smaller number of distributors reaching the level of Master Affiliate. In the second quarter of 2012, approximately 332 distributors qualified as new Master Affiliates, compared to approximately 403 in the prior-year quarter, a decline of 17.6%. As a result, the number of Master Affiliates and above as of June 30, 2012 decreased by 15.7% as compared to the number of Master Affiliates and above as of June 30, 2011. Distributor retention was 67.9% for the first six months of 2012 compared to a rate of 67.4% for all of 2011. For the six-month period ended June 30, 2012, the decline in net sales in the United States compared to the prior-year period were due to these same factors, as new distributor enrollments and new Master Affiliate qualifications in the first half of 2012 declined by 7.4% and 25.6%, respectively, compared to the same period in 2011.

In the second quarter of 2012, we processed approximately 54,490 orders in the United States for products at an average order of $306 at suggested retail. In the same period of 2011, we processed approximately 59,700 product orders at an average order of $317 at suggested retail. This decline in the number of orders processed is attributable to the decline in distributor activity.

Our efforts in the United States to increase distributor activity and ordering focuses on product innovation. Using LunaRichTM, an enhanced soy powder, we have introduced reformulations of four of our products, Reliv NOW, SoySentials, Reliv NOW for Kids, and GlucAffect. LunaRich was created through our research and development partnership with the Missouri Plant Science Center and it delivers five to ten times more lunasin than standard soy powders. Lunasin is the peptide scientists have identified as the key to many of soy’s documented health benefits, including cholesterol management, cell health and more. As a result of these reformulations, Reliv NOW became our best-selling product in the United States in the second quarter of 2012, exceeding the sales of Classic. We intend to introduce additional LunaRich-based reformulations in the United States and elsewhere in our existing markets in the coming months.

During the three months ended June 30, 2012, net sales in our international operations increased in aggregate by 21.6% to $3.84 million compared to $3.16 million for the three months ended June 30, 2011. For the six-month period ended June 30, 2012, international net sales increased by 22.4% to $7.81 million compared to $6.38 million in the same period in 2011. When measured on a constant currency basis, sales increased in Europe and Asia, but were offset by declines in Australia/New Zealand, Canada, and Mexico during the first half of 2012. When net sales are converted using the 2011 exchange rate for both 2011 and 2012, international net sales increased by 24.6% for the first half of 2012 compared to the first half of the prior year. Regional sales results on a constant currency basis for the first six months of 2012 compared to the same period of 2011 were as follows: Australia/New Zealand net sales decreased 16.5%, Canada net sales decreased 13.4%, Mexico net sales decreased 11.7%, Europe net sales increased 116.3%, and Asian sales increased 10.1%. In Australia/New Zealand, and Canada, new distributor enrollments and new Master Affiliate qualifications were down in the second quarter of 2012 commensurate to the decline of sales in the respective markets.

In Europe, strong distributor activity and growth continued in the second quarter of 2012 and resulted in a 109.4% increase in net sales in the second quarter of 2012 and an increase of 116.3% for the first half of 2012,when measured on a constant currency basis, compared to the prior-year periods. New distributor enrollments were 3,103 in the first half of 2012, compared to 1,177 in the same period in 2011, an increase of 164%; and new Master Affiliate qualifications were 274 in the first half of 2012, compared to 88 in the same period in 2011, an increase of 211%.

In Asia, the increase in regional sales was driven by a 59.4% increase in sales in the Philippines in the first half of 2012. Sales of Reliv NOW, lemon-flavored Innergize, and Fibrestore in single-serving packs continue to gain momentum in that market.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 19.2% for the three-month period ended June 30, 2012, compared to 21.2% for the same period in 2011. For the six-month period ended June 30, 2012, cost of products sold as a percentage of net sales was 19.5%, compared to 20.2% in the prior-year period. Gross margins improved slightly in the first six months of 2012 compared to the same period in 2011 due to reductions in some key raw materials and efficiencies in production. However, we believe that prices for key raw materials could be negatively impacted over the latter half of 2012 and into 2013 due to the impact of the drought in the United States on soybean and corn prices, which are two of the key raw materials used in our production.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 37.7% for both the three- and six-month periods ended June 30, 2012 compared to 37.5% for both the three- and six-month periods in 2011. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods. The slight increase in the percentage in the three- and six-month periods of 2012 is due to a higher average level of distributor discounts at the time of purchase in 2012, compared to the prior-year quarter and six-month period. Distributor royalties are based on product prices at suggested retail price.

Selling, General and Administrative Expenses. For the three months ended June 30, 2012, selling, general and administrative, or SGA, expenses decreased by $386,000, compared to the same period in 2011. SGA expenses as a percentage of net sales were 41.8% and 41.2% for the three-month periods ended June 30, 2012 and 2011, respectively. For the six-month period ended June 30, 2012, SGA expenses decreased by $1.18 million when compared to the same period in 2011. SGA expenses as a percentage of net sales were 39.7% and 39.5% for the six-month periods ended June 30, 2012 and 2011, respectively.

Sales and marketing expenses decreased by approximately $423,000 in the first half of 2012, compared to the prior-year period. Distributor bonuses and other expenses directly related to the level of sales decreased by approximately $292,000. Other changes included a decrease in conference and meeting expenses of $107,000.

Salaries, benefits, and incentive compensation decreased by $373,000 in the first half of 2012, compared to the prior-year period, due in part to the headcount reductions in the fourth quarter of 2011. Distribution and warehouse expenses decreased by $75,000 and other general and administrative expenses decreased by approximately $309,000 in the first half of 2012, compared to the prior-year period. The decrease in other general and administrative expenses is the result of reductions in a number of expenses, including office rental expenses in Australia and Malaysia, consulting fees, directors’ fees, and fees paid to our medical advisory board which was disbanded in 2011.

Interest Expense. Interest expense decreased to $62,000 during the first half of 2012 compared to $72,000 in the same period of 2011. The lower interest expense is the result of a decrease in the amount of debt compared to the prior year.

Other Income/Expense. Other income/expense in the first half of 2012 was a net amount of expense of $61,000, compared to a net amount of income of $14,000 in the first half of 2011. The first half 2012 net expense is primarily the result of foreign currency losses in certain of our subsidiaries.

Income Taxes. We recorded income tax expense of $424,000 for the first six months of 2012, an effective rate of 40.0%. In the same period in 2011, we recorded income tax expense of $395,000, which represented an effective rate of 36.8%. Our effective rate is higher in 2012 due to a higher effective rate for state income taxes in 2012, coupled with reductions in income tax expense in 2011 as the result of re-measurements made to our uncertain tax positions.

Net Income. Our net income for the three and six months ended June 30, 2012 was $103,000 ($0.01 per share basic and diluted) and $635,000 ($0.05 per share basic and diluted), respectively, compared to $69,000 ($0.01 per share basic and diluted) and $679,000 ($0.05 per share basic and diluted) for the same periods in 2011. Profitability improved slightly in the second quarter of 2012 when compared to the prior-year period as the reductions in SGA expenses offset the decline in net sales in the United States. For the six-month periods, net income in 2012 is slightly less than the same period in 2011 as net sales decreased in the United States as discussed above. The impact of the decline in net sales was partially offset by the reduction in SGA expenses.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2012, we generated $1.35 million of net cash from operating activities, used $2.45 million in investing activities, and used $586,000 in financing activities. This compares to $1.78 million of net cash provided by operating activities, $444,000 used in investing activities, and $709,000 used in financing activities in the same period of 2011. Cash and cash equivalents decreased by $1.67 million to $5.51 million as of June 30, 2012 compared to $7.17 million as of December 31, 2011.

Significant changes in working capital items consisted of an increase in inventory of $172,000, an increase in prepaid expenses/other current assets of $401,000, and an increase in accounts payable and accrued expenses of $911,000 in the first six months of 2012. The increase in inventory is to support the sales growth in Europe, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals and the increase in inventory.

Investing activities during the first six months of 2012 consisted of the purchase of a note and mortgage for $2 million, a net investment of $192,000 for capital expenditures, and $259,000 for key-man life insurance. Financing activities during the first six months of 2012 consisted of principal payments of $289,000 on long-term borrowings, $250,000 in cash dividends paid, and $47,000 in treasury stock purchased. The purchase of the note and mortgage is discussed further in Note 3 of the Consolidated Financial Statements.

Stockholders’ equity increased to $15.00 million at June 30, 2012 compared to $14.49 million at December 31, 2011. The increase is due to our net income during the first six months of 2012 of $635,000 and an improvement in the cumulative foreign currency translation adjustment of $59,000 due to the general weakening of the United States dollar, offset by cash dividends paid of $250,000. Our working capital balance was $5.70 million at June 30, 2012 compared to $7.30 million at December 31, 2011. The current ratio at June 30, 2012 was 1.81 compared to 2.19 at December 31, 2011.

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

We also renewed a revolving credit facility for $5 million with the Bank in October 2011. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2012. As of June 30, 2012, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated November 30, 2010 between us and the Bank. A separate letter agreement stating the financial covenants related to the term loan and revolving credit facility was updated and amended on April 4, 2012 and continues in effect.

Under the terms of the amended letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $11 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. As of June 30, 2012, we were in compliance with all financial covenants.

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

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2012, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2012	--	--	--	$870,000

May 1-31, 2012	6,016	$1.31	6,016	$862,000

June 1-30, 2012	17,692	$1.64	17,692	$833,000

Total	23,708		23,708

(1)	In April 2011, the Company’s Board of Directors approved a share repurchase plan of up to $1 million through April 2013.

Item No. 6 – Exhibits

Exhibit

Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery

Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2012

By:	/s/ Steven D. Albright

Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 14, 2012

