Form 10-Q
period 2012-09-30
RELIV INTERNATIONAL INC
filed 2012-11-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2012 was 12,473,105 (excluding treasury shares).

1

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	3
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10
Item No. 4	Controls and Procedures	16

Part II – Other Information

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item No. 6	Exhibits	17

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	September 30	December 31
	2012	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,901,083	$7,174,213
Accounts receivable, less allowances of
$68,100 in 2012 and $70,300 in 2011	313,977	334,828
Accounts and note due from employees and distributors	333,452	43,191
Inventories
Finished goods	3,458,075	3,252,153
Raw materials	1,648,188	1,048,419
Sales aids and promotional materials	256,807	423,201
Total inventories	5,363,070	4,723,773

Refundable income taxes	249,788	96,387
Prepaid expenses and other current assets	815,547	607,989
Deferred income taxes	327,000	432,000
Total current assets	12,303,917	13,412,381

Other assets	200,680	204,461
Cash surrender value of life insurance	2,041,873	1,782,752
Note receivable due from distributor	1,699,940	-
Intangible assets, net	1,482,137	1,597,644

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,931,157	9,899,291
Machinery & equipment	3,768,146	3,736,144
Office equipment	1,371,343	1,376,577
Computer equipment & software	2,887,075	2,911,778
	18,841,284	18,807,353
Less: Accumulated depreciation	11,632,040	11,385,406
Net property, plant and equipment	7,209,244	7,421,947

Total assets	$24,937,791	$24,419,185

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	September 30	December 31
	2012	2011
	(unaudited)

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,340,896	$2,492,973
Distributors' commissions payable	2,019,228	2,238,987
Sales taxes payable	255,124	365,897
Payroll and payroll taxes payable	386,753	427,719
Total accounts payable and accrued expenses	6,002,001	5,525,576

Current maturities of long-term debt	770,944	584,873
Total current liabilities	6,772,945	6,110,449

Noncurrent liabilities:
Long-term debt, less current maturities	2,504,150	3,566,175
Deferred income taxes	342,000	-
Other noncurrent liabilities	267,519	256,710
Total noncurrent liabilities	3,113,669	3,822,885

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2012 and 2011	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,461,435 shares issued and 12,474,405
shares outstanding as of 9/30/2012; 14,425,185 shares
issued and 12,484,104 shares outstanding as of 12/31/2011	14,462	14,425
Additional paid-in capital	30,152,482	30,292,792
Accumulated deficit	(8,868,420)	(9,540,595)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(514,493)	(617,303)
Treasury stock	(5,732,854)	(5,663,468)

Total stockholders' equity	15,051,177	14,485,851

Total liabilities and stockholders' equity	$24,937,791	$24,419,185

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income and Comprehensive Income (Loss)

(unaudited)	Three months ended September		Nine months ended September 30
	2012	2011	2012	2011

Product sales	$13,571,674	$15,382,332	$46,081,154	$50,693,657
Handling & freight income	1,704,862	1,927,261	5,719,730	6,300,712

Net sales	15,276,536	17,309,593	51,800,884	56,994,369

Costs and expenses:
Cost of products sold	3,052,687	3,601,116	10,174,128	11,636,647
Distributor royalties and commissions	5,737,908	6,450,155	19,512,681	21,317,105
Selling, general and administrative	6,517,747	7,089,832	21,013,651	22,766,198

Total costs and expenses	15,308,342	17,141,103	50,700,460	55,719,950

Income (loss) from operations	(31,806)	168,490	1,100,424	1,274,419

Other income (expense):
Interest income	36,681	7,045	86,858	32,846
Interest expense	(20,124)	(32,925)	(82,338)	(105,349)
Other income / (expense) - (Note 7)	437,745	(452)	376,513	13,883

Income before income taxes	422,496	142,158	1,481,457	1,215,799
Provision for income taxes	135,000	93,000	559,000	488,000

Net income	$287,496	$49,158	$922,457	$727,799

Other comprehensive income (loss):
Foreign currency translation adjustment	44,266	(85,488)	102,810	(125,615)

Comprehensive income (loss)	$331,762	($36,330)	$1,025,267	$602,184

Earnings per common share - Basic	$0.02	$0.00	$0.07	$0.06
Weighted average shares	12,480,000	12,416,000	12,499,000	12,436,000

Earnings per common share - Diluted	$0.02	$0.00	$0.07	$0.06
Weighted average shares	12,636,000	12,416,000	12,657,000	12,436,000

Cash dividends declared per common share	$-	$-	$0.02	$0.03

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Nine months ended September 30
	2012	2011

Operating activities:
Net income	$922,457	$727,799
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	724,224	847,341
Stock-based compensation	90,911	137,826
Non-cash gain on loan modification - (Note 7)	(410,320)	-
Deferred income taxes	192,315	(112,000)
Foreign currency transaction (gain)/loss	(34,805)	43,184
(Increase) decrease in accounts receivable	46,912	19,406
(Increase) decrease in inventories	(571,275)	421,432
(Increase) decrease in refundable income taxes	(154,252)	(17,316)
(Increase) decrease in prepaid expenses
and other current assets	(201,100)	(217,026)
(Increase) decrease in other assets	(15,219)	43,524
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	466,794	352,607

Net cash provided by operating activities	1,056,642	2,246,777

Investing activities:
Purchase of property, plant and equipment	(390,778)	(241,000)
Purchase of note and mortgage secured by underlying property	(2,000,000)	-
Payment of life insurance premiums	(259,121)	(252,250)

Net cash used in investing activities	(2,649,899)	(493,250)

Financing activities:
Principal payments on long-term borrowings	(465,634)	(422,916)
Common stock dividends paid	(250,283)	(373,572)
Purchase of stock for treasury	(69,386)	(80,539)

Net cash used in financing activities	(785,303)	(877,027)

Effect of exchange rate changes on cash and cash equivalents	105,430	(66,867)

Increase (decrease) in cash and cash equivalents	(2,273,130)	809,633

Cash and cash equivalents at beginning of period	7,174,213	6,331,038

Cash and cash equivalents at end of period	$4,901,083	$7,140,671

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Numerator:
Net income	$287,496	$49,158	$922,457	$727,799

Denominator:
Denominator for basic earnings per
share--weighted average shares	12,480,000	12,416,000	12,499,000	12,436,000
Dilutive effect of employee stock options
and other warrants	156,000	-	158,000	-

Denominator for diluted earnings per
share--adjusted weighted average shares	12,636,000	12,416,000	12,657,000	12,436,000

Basic earnings per share	$0.02	$0.00	$0.07	$0.06
Diluted earnings per share	$0.02	$0.00	$0.07	$0.06

Options and warrants to purchase 1,143,863 shares of common stock for the three months and nine months ended September 30, 2012, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 780,798 shares of common stock for the three months and nine months ended September 30, 2011, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive.

Note 3--	Note Receivable Due From Distributor

On March 20, 2012, the Company purchased from a real estate investment management firm a note and mortgage ("Note") on certain properties in Wyoming and Idaho for $2 million. On May 16, 2012, the Company entered into a Loan Modification Agreement ("LMA") with the Note's original and present borrower ("Borrower") to restructure the Note's principal amount due and related repayment terms. The LMA terms are for a principal balance due of $2 million with interest only payable monthly for the remainder of 2012. The LMA's interest rate is the greater of 6% or prime and there is no prepayment penalty for voluntary principal payments. Effective January 1, 2013, the LMA requires monthly payment of principal and interest under an approximately five-year amortization period.

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

The Company recognized stock-based compensation expense from all plans of approximately $11,927 and $45,942 in the three months ended September 30, 2012 and 2011, respectively. The Company recognized stock-based compensation expense from all plans of approximately $90,911 and $137,826 in the nine months ended September 30, 2012, and 2011, respectively. This expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income and comprehensive income (loss).

Note 5--	Taxes

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company has made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of September 30, 2012 and December 31, 2011, management's estimated reserve (net of deposits) for this matter is approximately $50,000. There has been no change in this matter during the first nine months of 2012.

Note 6--	Long-Term Debt Refinancing

On September 30, 2012, the Company re-financed its term loan agreement with its primary lender. The re-financed term loan is for a period of thirty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. As of September 30, 2012, the term loan's interest rate was 2.231%. Monthly principal and interest are based upon approximately a seven-year amortization. The aggregate outstanding balance of principal and interest is due and payable on November 30, 2015. At September 30, 2012, the outstanding term loan balance was approximately $2.9 million.

Concurrently with the expiration of its prior agreement, effective September 30, 2012, the Company entered into a new one-year $5 million revolving loan agreement with its primary lender. Similar to the prior agreement, any advances under the revolver accrue interest at a variable interest rate based on the 30-day LIBOR plus 1.85%. Interest, if any, is payable monthly. At September 30, 2012, the oustanding revolving line of credit balance was zero.

A separate letter agreement dated April 4, 2012 stating the financial covenants related to the term loan and revolving loan agreements continues in effect. These financial covenants require the Company to maintain net tangible worth of not less than $11 million and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5:1. At September 30, 2012, the Company was in compliance with its loan covenants. The term loan and revolving line of credit continue to be secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters.

Note 7--	Modification to Obligation for Purchase of Distributorship

On August 31, 2009, the Company acquired an independent Reliv distributorship from its owner ("Seller") which resulted in the Seller financing $1,343,881 of the purchase price over a period of seven years with monthly payments of principal and interest totaling $18,994.

At June 30, 2012, the Company's remaining principal balance due to the Seller under this transaction was approximately $856,000. On July 17, 2012, the Company and Seller entered into an Agreement to modify the Company's remaining obligation to equal twelve consecutive monthly payments of principal and interest of $37,500 with the first payment commencing in July 2012. The Company has presented the non-cash gain of $410,320 relating to this modification as Other Income / (Expense) in the accompanying condensed consolidated statements of net income and comprehensive income (loss). At September 30, 2012, the Company's remaining principal balance due to the Seller was approximately $335,000.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.7% of worldwide net sales for the nine months ended September 30, 2012 and 83.3% of worldwide net sales for the nine months ended September 30, 2011. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on a remote basis in Ireland, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2012, consisted of approximately 58,570 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

Sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have a varying effect on sales and gross margins. Accounting practices require that our results from operations and cash flows be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

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

Results of Operations

     The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2012 and 2011. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.0	20.8	19.6	20.4
Distributor royalties and commissions	37.6	37.3	37.7	37.4
Selling, general and administrative	42.6	40.9	40.6	40.0

Income (loss) from operations	(0.2)	1.0	2.1	2.2
Interest expense	(0.1)	(0.2)	(0.2)	(0.2)
Interest and other income (expense)	3.1	0.0	1.0	0.1

Income before income taxes	2.8	0.8	2.9	2.1
Provision for income taxes	0.9	0.5	1.1	0.8

Net income	1.9%	0.3%	1.8%	1.3%

Net Sales. Overall net sales decreased by 11.7% in the three months ended September 30, 2012 compared to the same period in 2011. During the third quarter of 2012, sales in the United States decreased by 14.6%, and international sales increased by 0.9% over the prior-year period. For the nine months ended September 30, 2012, consolidated net sales declined 9.1% compared to the same period in 2011. In the first nine months of 2012, net sales in the United States declined by 14.0% and international sales increased by 15.3% over the same period in 2011.

     The following table summarizes net sales by geographic market for the three months ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012		2011		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$12,073	79.0%	$14,134	81.6%	$(2,061)	(14.6)%
Australia/New Zealand	462	3.0	563	3.2	(101)	(17.9)
Canada	381	2.5	495	2.9	(114)	(23.0)
Mexico	274	1.8	280	1.6	(6)	(2.1)
Europe	1,389	9.1	998	5.8	391	39.2
Asia	698	4.6	840	4.9	(142)	(16.9)

Consolidated total	$15,277	100.0%	$17,310	100.0%	$(2,033)	(11.7)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
	2012		2011		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$40,786	78.7%	$47,440	83.3%	$(6,654)	(14.0)%
Australia/New Zealand	1,482	2.9	1,778	3.1	(296)	(16.6)
Canada	1,370	2.7	1,669	2.9	(299)	(17.9)
Mexico	832	1.6	982	1.7	(150)	(15.3)
Europe	4,724	9.1	2,577	4.5	2,147	83.3
Asia	2,607	5.0	2,548	4.5	59	2.3

Consolidated total	$51,801	100.0%	$56,994	100.0%	$(5,193)	(9.1)%

The following table sets forth, as of September 30, 2012 and 2011, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in the growth of our business.

	September 30, 2012		September 30, 2011		% Change
	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above
United States	41,300	4,990	44,900	5,920	(8.0)%	(15.7)%
Australia/New Zealand	1,910	150	1,950	160	(2.1)	(6.3)
Canada	1,270	210	1,350	200	(5.9)	5.0
Mexico	1,810	150	1,310	230	38.2	(34.8)
Europe	6,440	650	3,280	360	96.3	80.6
Asia	5,840	560	4,870	500	19.9	12.0

Consolidated total	58,570	6,710	57,660	7,370	1.6%	(9.0)%

In the United States, net sales were down 14.6% in the third quarter of 2012 compared to the same period in 2011. Sales were lower in the third quarter of 2012 as distributor activity in the United States was insufficient to improve the declining sales trend. This decline is shown in the form of a decrease in the number of active distributors and distributors at the level of Master Affiliate and above, along with a decrease in the number of new distributor enrollments. The net number of active distributors in the United States as of September 30, 2012 decreased by 8.0% to 41,300, compared to the number of active distributors as of September 30, 2011. During the third quarter of 2012, approximately 2,768 new distributors were enrolled, compared to 2,721 new distributor enrollments in the prior-year quarter, an increase of 1.7%; however, the year-to-date trends have been unfavorable, with new distributor enrollments down by 4.8% for the first nine months of 2012, compared to the same period in 2011. Another factor in the decline in sales in the United States was a smaller number of distributors reaching the level of Master Affiliate. In the third quarter of 2012, approximately 284 distributors qualified as new Master Affiliates, compared to approximately 348 in the prior-year quarter, a decline of 18.4%. As a result, the number of Master Affiliates and above as of September 30, 2012 decreased by 15.7% as compared to the number of Master Affiliates and above as of September 30, 2011. Distributor retention was 66.0% for the first nine months of 2012 compared to a rate of 67.4% for all of 2011. For the nine-month period ended September 30, 2012, the decline in net sales in the United States compared to the prior-year period was due to these same factors, as new distributor enrollments declined as mentioned above and new Master Affiliate qualifications in the first nine months of 2012 declined by 23.7%, compared to the same period in 2011.

In the third quarter of 2012, we processed approximately 52,720 orders in the United States for products at an average order of $303 at suggested retail. In the same period of 2011, we processed approximately 59,150 product orders at an average order of $308 at suggested retail. This decline in the number of orders processed is attributable to the decline in distributor activity.

Our efforts to increase distributor activity and ordering in the United States focus on product innovation. Using LunaRich®, an enhanced soy powder, we have introduced reformulations of five of our products, Reliv NOW, SoySentials, Reliv NOW for Kids, Provantage, and GlucAffect. LunaRich was created through our research and development relationship with the Missouri Plant Science Center and it delivers five to ten times more lunasin than standard soy powders. Lunasin is the peptide scientists have identified as the key to many of soy’s documented health benefits. As a result of these reformulations, Reliv NOW became our best-selling product in the United States in the second quarter of 2012, exceeding the sales of Reliv Classic. We intend to introduce additional LunaRich-based reformulations in the United States and elsewhere in our existing markets in the coming months.

During the three months ended September 30, 2012, net sales in our international operations increased in aggregate by 0.9% to $3.20 million compared to $3.18 million for the three months ended September 30, 2011. For the nine-month period ended September 30, 2012, international net sales increased by 15.3% to $11.01 million compared to $9.55 million in the same period in 2011. When measured on a constant currency basis, sales increased in Europe and Asia, but were offset by declines in Australia/New Zealand, Canada, and Mexico during the first nine months of 2012. When net sales are converted using the 2011 exchange rate for both 2011 and 2012, international net sales increased in aggregate by 17.4% for the first nine months of 2012 compared to the same period of the prior year. Regional sales results on a constant currency basis for the first nine months of 2012 compared to the same period of 2011 were as follows: Australia/New Zealand net sales decreased 16.4%, Canada net sales decreased 15.8%, Mexico net sales decreased 6.7%, Europe net sales increased 87.5%, and Asian sales increased 1.2%.

In Europe, strong distributor activity and growth continued in the third quarter of 2012 and resulted in a 42.0% increase in net sales in the third quarter of 2012 and an increase of 87.5% for the first nine months of 2012, when measured on a constant currency basis, compared to the prior-year periods. New distributor enrollments were 3,970 in the first nine months of 2012, compared to 1,858 in the same period in 2011, an increase of 114%; and new Master Affiliate qualifications were 356 in the first nine months of 2012, compared to 183 in the same period in 2011, an increase of 95%.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 20.0% for the three-month period ended September 30, 2012, compared to 20.8% for the same period in 2011. For the nine-month period ended September 30, 2012, cost of products sold as a percentage of net sales was 19.6%, compared to 20.4% in the prior-year period. Gross margins improved slightly in the first nine months of 2012 compared to the same period in 2011 due to reductions in the cost of some key raw materials, efficiencies in production, and slight changes in the sales mix. However, we believe that prices for key raw materials could be negatively impacted into 2013 due to the impact of the drought in the United States on soybean and corn prices, which are two of the key raw materials used in our production.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales were 37.6% for the three-month period and 37.7% for the nine-month period ended September 30, 2012. This compares to 37.3% for the three-month period and 37.4% for the nine-month periods ended September 30, 2011. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods. The slight increase in the percentage in the three- and nine-month periods of 2012 is due to a higher average level of distributor discounts at the time of purchase in 2012, compared to the prior-year quarter and nine -month period. Distributor royalties are based on product prices at suggested retail price.

Selling, General and Administrative Expenses. For the three months ended September 30, 2012, selling, general and administrative (“SGA”) expenses decreased by $572,000, compared to the same period in 2011. SGA expenses as a percentage of net sales were 42.6% and 40.9% for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month period ended September 30, 2012, SGA expenses decreased by $1.75 million when compared to the same period in 2011. SGA expenses as a percentage of net sales were 40.6% and 40.0% for the nine-month periods ended September 30, 2012 and 2011, respectively.

Sales and marketing expenses decreased by approximately $740,000 in the first nine months of 2012, compared to the prior-year period. Distributor bonuses and other expenses directly related to the level of sales decreased by approximately $322,000. Other changes included a decrease in conference and meeting expenses of $337,000.

Salaries, benefits, and incentive compensation decreased by $505,000 in the first nine months of 2012, compared to the prior-year period, due in part to the headcount reductions in the fourth quarter of 2011. Distribution and warehouse expenses decreased by $157,000 and other general and administrative expenses decreased by approximately $351,000 in the first nine months of 2012, compared to the prior-year period. The decrease in other general and administrative expenses is the result of reductions in a number of expenses, including office rental expenses in Australia and Malaysia, directors’ fees, stock option expense, and fees paid to our medical advisory board which was disbanded in 2011.

Interest Expense. Interest expense decreased to $82,000 during the first nine months of 2012 compared to $105,000 in the same period of 2011. The lower interest expense is the result of a decrease in the amount of debt compared to the prior year.

Other Income/Expense. Other income/expense in the first nine months of 2012 was a net amount of income of $377,000, compared to a net amount of income of $14,000 in the first nine months of 2011. The nine months of 2012 other income is primarily the result of the gain of $410,000 in July 2012 recognized as the result of the modification to an obligation relating to a prior year purchase of a distributorship. This transaction is described in greater detail in Note 7 of the Consolidated Financial Statements. Interest income also increased to $87,000 in the first nine months of 2012 compared to $33,000 in the same period in 2011. This increase is the result of interest earned on the note receivable due from a distributor as described in Note 3 of the Consolidated Financial Statements.

Income Taxes. We recorded income tax expense of $559,000 for the first nine months of 2012, an effective rate of 37.7%. In the same period in 2011, we recorded income tax expense of $488,000, which represented an effective rate of 40.1%. Our effective rate is lower in 2012 due to a lower effective rate for state income taxes.

Net Income. Our net income for the three and nine months ended September 30, 2012 was $287,000 ($0.02 per share basic and diluted) and $922,000 ($0.07 per share basic and diluted), respectively, compared to $49,000 ($0.00 per share basic and diluted) and $728,000 ($0.06 per share basic and diluted) for the same periods in 2011. Profitability improved in the third quarter of 2012 when compared to the prior-year period as a result of the one-time gain recognized on the modification to our obligation on the distributorship purchase discussed above. Income from operations declined as the result of the decline in net sales, particularly in the United States. For the nine-month periods, net income in 2012 improved as compared to the same period in 2011 due to the one-time gain as discussed above. However, income from operations declined as the result of the decrease in net sales in the United States as discussed above. The impact of the decline in net sales was partially offset by the reduction in SGA expenses.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2012, we generated $1.06 million of net cash from operating activities, used $2.65 million in investing activities, and used $785,000 in financing activities. This compares to $2.25 million of net cash provided by operating activities, $493,000 used in investing activities, and $877,000 used in financing activities in the same period of 2011. Cash and cash equivalents decreased by $2.28 million to $4.90 million as of September 30, 2012 compared to $7.17 million as of December 31, 2011.

Significant changes in working capital items consisted of an increase in inventory of $571,000, an increase in prepaid expenses/other current assets of $201,000, and an increase in accounts payable and accrued expenses of $467,000 in the first nine months of 2012. The increase in inventory is primarily to support the sales growth in Europe, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals and the increase in inventory.

Investing activities during the first nine months of 2012 consisted of the purchase of a note and mortgage for $2 million, a net investment of $391,000 for capital expenditures, and $259,000 for key-man life insurance. Financing activities during the first nine months of 2012 consisted of principal payments of $466,000 on long-term borrowings, $250,000 in cash dividends paid, and $69,000 in treasury stock purchased. The purchase of the note and mortgage is discussed further in Note 3 of the Consolidated Financial Statements.

Stockholders’ equity increased to $15.05 million at September 30, 2012 compared to $14.49 million at December 31, 2011. The increase is due to our net income during the first nine months of 2012 of $922,000 and an improvement in the cumulative foreign currency translation adjustment of $103,000 due to the general weakening of the United States dollar, offset by cash dividends paid of $250,000. Our equity also decreased by $275,000 in the additional paid-in capital pool due to the August 2012 expiration of stock options and the elimination of their corresponding deferred tax asset. Our working capital balance was $5.53 million at September 30, 2012 compared to $7.30 million at December 31, 2011. The current ratio at September 30, 2012 was 1.82 compared to 2.19 at December 31, 2011.

On September 30, 2012, we entered into a term loan with our primary lender (“the Bank”) in the principal amount of $2.9 million. The loan was renegotiated from a loan that originated with the Bank on November 30, 2010. The term of the loan is for a period of three years and two months with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 2.0%. Monthly principal and interest payments are based on approximately a seven-year amortization. The aggregate outstanding balance of principal and interest is due and payable on November 30, 2015.

We also renewed a revolving credit facility for $5 million with the Bank in September 2012. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2013. As of September 30, 2012, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated September 30, 2012 between us and the Bank. A separate letter agreement stating the financial covenants related to the term loan and revolving credit facility was updated and amended on April 4, 2012 and continues in effect.

Under the terms of the amended letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $11 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. As of September 30, 2012, we were in compliance with all financial covenants.

Management believes that our internally generated funds coupled with cash on hand and the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2012 and through 2013.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 24-26 of our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2012.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2012, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1-31, 2012	7,908	$1.75	7,908	$819,000

August 1-31, 2012	2,360	$1.33	2,360	$816,000

September 1-30, 2012	4,124	$1.33	4,124	$810,000

Total	14,392		14,392

(1)     In April 2011, the Company’s Board of Directors approved a share repurchase plan of up to $1 million through April 2013.

Item No. 6 – Exhibits

Exhibit
Number	Document

10.1	Promissory Note (Term Loan) dated September 30, 2012 by the Registrant in favor of BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed October 4, 2012).

10.2	Promissory Note (Revolving Credit Facility) dated September 30, 2012 by the Registrant in favor of BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed October 4, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By: /s/ Robert L. Montgomery

Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: November 14, 2012

By: /s/ Steven D. Albright

Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 14, 2012

