Form 10-K
period 2012-12-31
RELIV INTERNATIONAL INC
filed 2013-03-26
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $1.75 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 29, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $13.7 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 1, 2013 was 12,619,640 (excluding treasury shares).

Documents Incorporated by Reference

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013, which is expected to be filed no later than 120 days after December 31, 2012	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 2	Properties	17
Item No. 3	Legal Proceedings	17

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item No. 8	Financial Statements and Supplementary Data	27
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item No. 9A	Controls and Procedures	27
Item No. 9B	Other Information	27

Part III

Item No. 10	Directors, Executive Officers and Corporate Governance	28
Item No. 11	Executive Compensation	28
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item No. 13	Certain Relationships and Related Transactions, and Director Independence	28
Item No. 14	Principal Accounting Fees and Services	28

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	28

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

  We currently offer 17 nutritional supplements. In addition, we market a line of 7 skin care and food products under our Relivables brand. We have selectively evolved our product offering over our history. Our core line of nutritional supplements, which represented 54.6% of net product sales for the year ended December 31, 2012, includes the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs
•	Innergize! — an isotonic sports supplement in two flavors
•	FibRestore — a high-fiber and antioxidant supplement

These are our most successful supplements based on fiscal year 2012 net sales. We have 13 other nutritional supplements that complement these four core products. We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on six of these products —FibRestore, Arthaffect, ReversAge, Cellebrate, GlucAffect, and ProVantage. In addition, we have applied for U.S. patents on our CardioSentials and 24K products.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Brunei, Canada, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2012, our network consisted of approximately 57,430 distributors — 40,470 in the United States and 16,960 across our international markets.

  We manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but two of our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $28.1 billion U.S. nutritional supplement market, which is part of the broader $117 billion U.S. nutrition industry according to 2010 data published by the Nutrition Business Journal, or NBJ, and an estimated $320.0 billion global nutrition industry, also according to the NBJ. Additionally, more than 150 million Americans take dietary supplements annually according to the Council for Responsible Nutrition.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•	Aging Population: The older population (persons 65 years or older) numbered 41.3 million in 2011 according to the Department of Health and Human Services. They represented 13.25% of the U.S. population, about one in every eight Americans. By 2030, there will be about 72.1 million older persons living in the U.S., more than twice their number in 2000. People 65 years or older represented 12.4% of the population in the year 2000 and are expected to represent 19.3% of the population by 2030. Between the years 2010 and 2030, the “baby boom” generation will reach age 65. We believe this ever-growing population will continue to focus on their nutritional needs as they age.

•	Rising Healthcare Costs and Use of Preventative Maintenance: The costs of healthcare in the United States continue to increase rapidly each year. National health care spending reached $2.7 trillion in 2011 as the Alatrum Institute reported and is expected to reach $4.5 trillion by 2019 according to the National Coalition on Health Care, or NCHC. According to a Gallup survey, the percentage of all U.S. adults who are uninsured was 16.9% in the third quarter of 2012, similar to levels recorded over the past year. However, more Americans are uninsured now than were from 2008 through 2010. In addition, the total 2012 medical costs for a typical American family of four covered by a preferred plan provider (PPO) topped out at $20,728 which is a 66.9% increase from 2011 according to the Milliman Medical Index. The pharmacy costs for a family of four exceeded $3,000 in 2012 for the first time ever. In order to maintain quality of life as well as reduce medical costs, many consumers take preventative measures to improve their general health, including the use of nutritional supplements.

•	Increasing Focus on Weight Management: According to a report published in the January 2009 Obesity analyzing NHANES (The National Health and Nutrition Examination Survey) data, 86.3% of Americans will be overweight or obese by 2030. Related health care costs to obesity are expected to grow between $860.7 billion to $956.9 billion by 2030 and account for 16% to 18% of all medical expenditures. Being overweight can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses and individuals who are obese have a 10% to 50% increased risk of death from all causes, compared with healthy weight individuals. Bearing these facts in mind, we believe that there will be an increased need not only for weight loss products but for wellness products as well.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2011 global direct selling market (for all product categories) was estimated to be $153.7 billion, an increase from $132.2 billion in 2010. The WFDSA estimates that the number of individuals engaged in direct selling more than doubled between 1999 and 2011, from 35.9 million sellers to 91.5 million in 2011. The U.S. had 15.6 million direct sellers in 2011, the most of any country.

While the United States is currently the largest direct selling market with $29.8 billion in annual sales in 2011, international markets account for 80% of the entire industry, according to the WFDSA. Twenty-three countries (including the United States) have annual direct sales revenue of at least $1 billion and another thirty countries have annual direct sales revenue of at least $100 million, according to the WFDSA.

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

Nutritional Supplements Consumed in Liquid Form. We believe that our nutritional supplements which are consumed in liquid form, except for our LunaRich X capsules, provide a competitive advantage over other supplements such as vitamins, minerals and herbs in pill or tablet form. Our powder-based nutritional products are consumed with water, milk or juice and 24K, is a ready-to-drink product. Our products provide an effective means of delivering nutrients to the body. We believe nutrients taken orally in liquid form lead to better absorption at the cellular level, or “bioavailability.” Where serving sizes mandate, as with our LunaRich X capsules, we will use easily digestible capsules as a convenient and effective way of delivering small serving sizes of our powdered nutritional supplements.

In-House Development and Production. We have developed substantially all of our nutritional supplement and food products utilizing nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D., our Chief Scientific Officer and Vice Chairman. In addition, we consult regularly with other industry professionals with respect to developments in nutritional science, product enhancements and new products. Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. Currently, we outsource two nutritional supplement products, our 24K and LunaRich X capsules. We believe our ability to formulate and manufacture all but two of our own nutritional supplement products enables us to maintain our high standards of quality assurance and proprietary product composition.

Experienced Ambassador Team. Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2012, we had approximately 390 Ambassadors. The top 10 distributors at the Ambassador level have been with us for an average of 18 years, which provides consistency in training new distributors and contributes to a stable salesforce.

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

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 18 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 1, 2013, our directors and executive officers beneficially own approximately 37.7% of our common stock.

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

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. Additionally, we will continue to improve and validate the efficacy of our existing product line. For example, in February 2011 we launched 24K, our first ready-to-drink product, to support energy production and mental focus and in January 2013 we launched our LunaRich X capsules containing concentrated lunasin to support heart health and overall wellness. In addition, since February 2012 we added LunaRich soy powder, which contains elevated levels of lunasin compared to standard soy powders, to six of our products: Reliv NOW, Reliv NOW for Kids, ProVantage, SoySentials, GlucAffect and Slimplicity. These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors.

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

We currently offer 17 nutritional supplements. In addition, we offer 5 skin care and two food products under our Relivables line. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize!, and FibRestore — to be our primary or “core” products.

The following table summarizes our product categories as of December 31, 2012. The net sales figures are for the year ended December 31, 2012:

Product Category	Product Name	% of 2012 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv Classic	14.9	1988
	Reliv NOW	15.3	1988
	NOW for Kids	4.4	2000
	Reliv Delight	0.2	2001

Specific Wellness	FibRestore	13.8	1993
	Arthaffect	7.1	1996
	ReversAge	4.4	2000
	SoySentials	2.1	1998
	CardioSentials	1.6	2005
	GlucAffect	2.1	2008
	24K	3.2	2011
	LunaRich X capsules	N/A	2013

Weight Management(2)	Slimplicity Meal Replacement	1.7	2007
	Reliv Ultrim Plus	0.2	1988
	Cellebrate	0.9	1995

(table continued on following page)

Sports Nutrition	Innergize!	10.4	1991
	ProVantage	3.2	1997

Relivables	Skin Care	0.7	2001
	Food Products	0.1	2009

______________________

(1)	This table does not include net sales for the year ended December 31, 2012 related to freight and handling and sales of marketing materials, which represented approximately 13.7% of net sales for the year ended December 31, 2012.
(2)	Since its introduction in February 2007, our Slimplicity Meal Replacement formula has replaced Reliv Ultrim-Plus in all but our Canadian and Mexican markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market.

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

Specific Wellness Supplements

Our line of eight specific wellness supplements contains specific compounds that target certain conditions and promote health. Each product is intended to work in conjunction with our basic nutritional supplement formulas to provide an effective, balanced and natural method for sustaining health and well-being.

•	ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, Ireland, and Indonesia. In Canada, the product is marketed as Nutriversal.

•	SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States and Mexico.

•	CardioSentials is a berry-flavored nutritional supplement introduced in February 2005 that promotes heart health. The product contains 1,500 mg of phytosterols per serving, policosanol and several powerful antioxidants. In a clinical study of this product, participants experienced meaningful reductions in cholesterol as well as improvement in their high-density lipoprotein, or HDL, and low-density lipoprotein, or LDL, ratios. We have applied for a U.S. patent on CardioSentials. CardioSentials is available only in the United States.

•	Arthaffect is a patented nutritional supplement containing Arthred, a form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines, Malaysia, Singapore, Brunei and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

•	FibRestore is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony to comply with Canada’s nutritional regulations. FibRestore is available in all of the countries in which we operate except Indonesia.

•	GlucAffect is a patented cinnamon cream flavored nutritional supplement launched in November 2008. GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss. We received a U.S. patent on GlucAffect in February 2012. GlucAffect is available in the United States, Canada, the Philippines, Malaysia, Singapore, and Brunei.

•	24K was introduced in February 2011. 24K is our first ready-to-drink nutritional supplement available in a multi-serving 28-ounce bottle and in a two-ounce double serving bottle. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief. It contains no caffeine and only 5 calories per serving. We have applied for a patent on 24K, and it is available only in the United States.

•	LunaRich X, our newest product, was introduced in January 2013. LunaRich X is our only nutritional supplement available in capsule form and comes in a bottle of 30 capsules. LunaRich X is a pure, concentrated form of lunasin, a soy peptide shown to have heart health and wellness benefits. LunaRich X is currently available only in the United States.

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

•	Innergize! is a sports supplement, containing vitamins and minerals designed for performance enhancement. Innergize! is available in every country where we operate. In Canada, the product is marketed as Optain due to local product regulations.

•	ProVantage is a patented nutritional supplement containing soy designed to enhance athletic performance with a balance of nutrients needed to improve endurance, muscle recovery and repair. ProVantage is designed to increase muscle recovery, muscle mass and function, reduce fatigue and burn excess body fat for extra energy. The product also benefits dieters and others seeking to increase their soy intake. We received a U.S. patent on ProVantage in May 2012. ProVantage is available in the United States, Canada, and the Philippines.

Relivables

Our Relivables product line is comprised of nutritionally sound skin care and food products. The skin care products, marketed as the “r” skin care collection, are designed to create healthier, more youthful looking skin. Each product in our r collection contains the exclusive RA7 complex, an array of antioxidants, anti-inflammatory and anti-aging nutrients. These nutrients work together to slow the aging process and improve the skin’s appearance. The “r” collection includes a cleansing facial wash, eye cream, daytime facial moisturizer with SPF 15, a nighttime facial moisturizer, and a body lotion. The r products are available in the United States, Australia and New Zealand.

The food product includes Relivables All-Natural Sweetener, to be used in place of sugar or other artificial sweeteners. Its all-natural sweetener, derived from the stevia plant, has no sugar and contains one gram of fiber. Relivables Soy Nuts are currently available for purchase by our distributors and customers but will be discontinued in 2013 when our existing inventory is depleted. Relivables Healthy Snack Bars and Fortified Soy Milk were discontinued in 2011.

Research and Development

We maintain an ongoing research and development effort, led by Carl W. Hastings, Ph.D., and consult with other industry professionals with respect to developments in nutritional science, product enhancements and new products. Since 2005, we have introduced four nutritional supplement products, including CardioSentials, Slimplicity meal replacement, 24K, and LunaRich X. From time to time, we have also reformulated and enhanced our products, including the addition of LunaRich soy powder to Reliv NOW, Reliv NOW for Kids, ProVantage, SoySentials, GlucAffect and Slimplicity in 2012. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients available for new product ideas and developments.

For the years ended December 31, 2012 and 2011, our research and development expenses were $587,000 and $533,000, respectively.

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

In each country in which we conduct business, distributors operate under a uniform compensation system pursuant to which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

Designation	Discount
Retail Distributor	20%
Affiliate	25%
Key Affiliate	30%
Senior Affiliate	35%
Master Affiliate	40% (1)
Director	40% (1)
Key Director	40% (1)
Senior Director	40% (1)
Master Director/Ambassador	40% (1)
Presidential Director/Ambassador	40% (1)

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2012, we had approximately 390 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

In addition to the levels of compensation described, we also provide a variety of incentives, bonuses, awards and trips to distributors who achieve high sales volumes and who advance in the distributor ranks.

Distributor Training, Motivation and Management

Our marketing efforts are focused on the development, training, motivation and support of our independent distributors. We support an active training program for our distributors in which our representatives and experienced distributors, usually Ambassadors, lead group training sessions. We provide distributors with manuals, brochures and other promotional, training and informational publications. We encourage distributors to hold regular weekly recruiting meetings and training sessions. We sponsor weekly training conference calls in which a significant number of distributors participate.

Our sponsorship generally includes the following:

•	During 2012, we sponsored numerous special events in cities across all of our markets led by corporate executives and/or experienced Ambassadors;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference in summer for all worldwide distributors and a winter conference for U.S. distributors.

During 2012, we invested approximately $2.59 million in training, conferences and promotional events for our distributors worldwide compared with $3.02 million in 2011.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2012, approximately 21.7% of our net sales were generated outside of the United States.

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

______________________

(1) Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 38.0% of our domestic net sales in 2012 in California, Pennsylvania, Illinois, Michigan, Texas, Ohio, and Florida, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2012, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ Europe, Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, Reliv’ Brunei, and PT Reliv’ Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

We believe that there is a significant opportunity to increase sales in our current international markets, as a whole. We have established a uniform business model and compensation plan across all of our markets, and we continue to support our international markets with additional marketing programs and materials.

In addition to increasing sales in current international markets, our expansion strategy targets selected new foreign markets. Our presence in the UK, Germany, Austria and the Netherlands, as well as market performance, regional interest and distributor activity, have led to an increased focus on expansion in the European Union. We tentatively plan to open for business in France in 2013, subject to our receipt of any and all required product approvals and completion of registration with French regulatory agencies.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements for distribution both domestically and internationally. Our 24K and LunaRich X capsules are manufactured by a third party, as well as our Relivables skin care line.

Our ability to manufacture our powdered nutritional supplements is a competitive advantage over competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product of our 24K or LunaRich X. By monitoring and testing products at all stages of the manufacturing process, we precisely control product composition. In addition, we can control costs by manufacturing our own powdered nutritional supplements.

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

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Birmingham, England; Kuala Lumpur, Malaysia; Singapore; Brunei; and Jakarta, Indonesia. Our Philippines subsidiary currently has two product pick-up centers located throughout the country which are operated by local business contractors and a company-owned and operated business center located in Makati. In Mexico, product is warehoused in and shipped from three distribution centers located throughout the country. With the exception of our Canada, New Zealand, Singapore, and Brunei subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland, Germany, Austria, and the Netherlands order and receive product from our UK-based subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.48% and 0.38% of net sales in 2012 and 2011, respectively.

Information Technology Systems

In order to facilitate growth in the future and support our distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure data connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; and (4) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We continue to pursue initiatives to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we continue to make improvements to our shopping cart platform, and we have run periodic incentives to encourage distributors to place their orders via the internet. As a result of these initiatives, approximately 40% of our order volume in the U.S. is placed via internet.

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

Intellectual Property

Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements. In addition, we have obtained U.S. patents on six products as set forth below:

Product	Patent Expiration Date

FibRestore	June 2014
Cellebrate	June 2015
Arthaffect	March 2018
ReversAge	May 2021
ProVantage GlucAffect	April 2025 November 2029

Currently, we have 22 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 14 of our 17 nutritional products. Reliv NOW for Kids, 24K and LunaRich X are not registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. The Reliv Ultrim-Plus, Slimplicity and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. 24K competes with 5-Hour Energy and numerous other liquid energy shots and drinks. With Arthaffect, FibRestore, ReversAge, GlucAffect, CardioSentials, SoySentials, LunaRich X and the Relivables skin care and food products, we are in the specific wellness needs, food and anti-aging markets, which are extremely competitive and led by the major food and skin care companies.

Employees

As of December 31, 2012, we and all of our subsidiaries had approximately 214 full-time employees compared with 205 such employees at the end of 2011.

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

The following table summarizes information related to our worldwide facilities as of March 1, 2013:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	5,740	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Mexico City, Mexico	central office/call center	2,150	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	2,700	Leased
Birmingham, England, UK	central office/ warehouse/distribution	11,500	Leased
Kuala Lumpur, Malaysia	central office/call center	250	Leased
Jakarta, Indonesia	central office/ warehouse/distribution	1,600	Leased

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

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2012 and 2011.

	High	Low	Dividend

Year Ending December 31, 2012
Fourth Quarter	$1.49	$1.20	$0.01
Third Quarter	1.75	1.20	-
Second Quarter	1.88	1.16	0.02
First Quarter	1.70	1.14	-

Year Ending December 31, 2011
Fourth Quarter	$1.62	$1.16	$0.01
Third Quarter	1.88	1.43	-
Second Quarter	2.08	1.71	0.03
First Quarter	2.50	1.85	-

As of March 1, 2013, there were approximately 1,717 holders of record of our common stock and an additional 3,191 beneficial owners, including shares of common stock held in street name.

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1-31, 2012	1,300	$1.31	1,300	$809,000

November 1-30, 2012	-	-	-	$809,000

December 1-31, 2012	-	-	-	$809,000

Total	1,300		1,300

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.3% of worldwide net sales for the year ended December 31, 2012 compared to approximately 82.4% for the year ended December 31, 2011. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on a limited basis in Ireland, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2012, consisted of approximately 57,430 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

     The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2012 and 2011. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	2012	2011

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	19.9	20.4
Distributor royalties and commissions	37.6	37.4
Selling, general and administrative	40.0	39.8

Income from operations	2.5	2.4
Interest income	0.2	0.1
Interest expense	(0.1)	(0.2)
Other income	0.6	0.0

Income before income taxes	3.2	2.3
Provision for income taxes	1.2	0.9

Net income	2.0%	1.4%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales. Overall, sales decreased by 7.0% worldwide, as sales in the United States decreased by 11.6% in the year ended December 31, 2012 compared with 2011. During 2012, our international sales increased by 14.7% over the prior year. A strong increase in net sales in Europe was offset in declines in all other international markets in comparing 2012 with 2011.

     The following table summarizes net sales by geographic market for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012		2011		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$53,801	78.3%	$60,884	82.4%	$(7,083)	(11.6)%
Australia/New Zealand	2,111	3.1	2,374	3.2	(263)	(11.1)
Canada	1,861	2.7	2,139	2.9	(278)	(13.0)
Mexico	1,056	1.5	1,201	1.6	(145)	(12.1)
Europe	6,481	9.4	3,753	5.1	2,728	72.7
Asia	3,400	5.0	3,529	4.8	(129)	(3.7)

Consolidated total	$68,710	100.0%	$73,880	100.0%	$(5,170)	(7.0)%

The following table sets forth, as of December 31, 2012 and 2011, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. Growth in the number of active distributors and Master Affiliates and above is a key factor in achieving growth in our business.

	December 31, 2012		December 31, 2011		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	40,470	5,150	43,280	6,080	(6.5)%	(15.3)%
Australia/New Zealand	1,790	190	1,950	170	(8.2)	11.8
Canada	1,280	230	1,300	220	(1.5)	4.5
Mexico	1,680	150	1,260	220	33.3	(31.8)
Europe	6,920	740	3,850	430	79.7	72.1
Asia	5,290	600	5,370	550	(1.5)	9.1

Consolidated total	57,430	7,060	57,010	7,670	0.7%	(8.0)%

Sales in the United States continue to be adversely impacted by a decline in distributor activity. This decline is reflected in a decrease in the number of active Distributors, fewer orders being placed, and fewer distributors qualifying for the level of Master Affiliate.

The net number of active Distributors in the United States as of December 31, 2012 decreased by 6.5% to 40,470, compared with the number of active Distributors as of December 31, 2011. In 2012, new distributor enrollments increased slightly, offset by a decline in the distributor retention rate. During 2012, approximately 11,748 new distributors were enrolled, compared to 11,660 new distributor enrollments in 2011, an increase of 0.8%; however, our distributor retention rate declined to offset the increase in enrollments. Distributor retention in the United States declined to approximately 66.5% for 2012 compared with a rate of 67.4% for 2011.

In 2012, approximately 1,331 distributors in the United States qualified as new Master Affiliates and 62.8% of the Master Affiliates and above as of December 31, 2011 re-qualified as Master Affiliates and above during 2012. This compares with approximately 1,634 new Master Affiliates and a requalification rate of 63.6% in 2011. The number of Master Affiliates and above as of December 31, 2012 decreased by 15.3%, compared with the number as of December 31, 2011.

In the United States during 2012, we processed approximately 217,000 orders for products at an average order of $327 at suggested retail. In 2011, we processed approximately 241,000 product orders at an average order of $329 at suggested retail. This slight decline in the average order size is another indicator of the impact of the lower numbers of distributors reaching the Master Affiliate level.

Our efforts to increase distributor activity and ordering in the United States focus on product innovation. Using LunaRich®, an enhanced soy powder, we have introduced reformulations of five of our products, Reliv NOW, SoySentials, Reliv NOW for Kids, Provantage, and GlucAffect. LunaRich was created through our research and development relationship with the Missouri Plant Science Center and it delivers five to ten times more lunasin than standard soy powders. Lunasin is the peptide scientists have identified as the key to many of soy’s documented health benefits. As a result of these reformulations, Reliv NOW became our best-selling product in the United States during 2012, exceeding the sales of Reliv Classic. In January 2013, we introduced LunaRich X, a capsule containing a concentrated form of lunasin. We intend to introduce additional LunaRich-based reformulations in the United States and elsewhere in our existing markets in the coming months.

During the year ended December 31, 2012, net sales in our international operations increased in aggregate by 14.7% to $14.91 million compared to $13.00 million for the year ended December 31, 2011. Net sales in Europe were up significantly in 2012 but were partially offset by varying levels of decline in all other international markets. Currency exchange rates in our foreign markets weakened slightly in the aggregate in 2012. When net sales for the full year of 2012 are converted using the 2011 exchange rate for both 2012 and 2011, international net sales increased by 15.4% for 2012 compared to the prior year. In the currencies in which we conduct business, the average exchange rate for the U.S. dollar for all of 2012 was stronger versus the British pound sterling, Euro, Canadian dollar, Mexican peso, Malaysian ringgit, and Indonesian rupiah compared with the average exchange rates for all of 2011.

Net sales in the Australia/New Zealand market decreased by 11.1% in 2012 compared with 2011. When net sales are converted using the 2011 exchange rate for both 2012 and 2011, net sales in this market decreased by 11.6%. Sales results in this market are negatively impacted by a decline in distributor activity, as shown by a decline in new distributor enrollments and order count. New distributor enrollments were 476 in 2012 compared to 616 in 2011. In 2012, approximately 7,500 orders were placed compared to 8,100 in 2011. New Master Affiliate qualifications went up in 2012 as 103 distributors qualified as new Master Affiliates, compared with 44 in the prior year; however, this increase was the result of a Master Affiliate qualification promotion in October 2012. The net income for the Australia/New Zealand market was $19,000 in 2012, compared to a net loss of $82,000 in 2011, as we reduced selling, general and administrative expenses (“SGA”) by $169,000.

Net sales in Canada decreased by 13.0% in 2012 compared with 2011. When measured in local currency, Canadian net sales decreased by 12.0% in 2012 compared with 2011. In 2012, 67 distributors qualified as new Master Affiliates, compared with 70 in the prior year. New distributor enrollments were 412 in 2012 compared with 401 in 2011. The net loss in Canada was $61,000 for 2012, compared to a net loss of $75,000 in 2011. The impact of the reduction in sales was offset by a reduction in SGA expenses and foreign currency transaction gains. For 2012, we recorded gains of $19,000, compared with transaction losses of $41,000 for 2011.

Net sales in Mexico decreased 12.1% in 2012 compared with 2011. When measured in local currency, 2012 net sales decreased by 6.6%, as the Mexican peso weakened on average for 2012 when compared with the U.S. dollar. New distributor enrollments were 1,098 in 2012 compared to 698 in 2011, and 33 distributors qualified as new Master Affiliates in 2012, compared with 58 in the prior year. The increase in new distributor enrollments was the result of a new distributor signup promotion run during the first quarter of 2012; however, the promotion had nominal impact on sales. The net loss in Mexico for 2012 was $146,000, compared with a net loss of $177,000 in 2011, as further reductions in SGA expenses helped offset the impact of the sales decline.

Our European region includes sales from operations in United Kingdom, Ireland, Germany, Austria and the Netherlands. Net sales in Europe increased by 72.7% for 2012 compared with 2011. When measured in local currency, net sales in Europe increased by 74.8% in 2012 compared with the prior year. The growth in all of our key measurements continued to be very strong. New distributor enrollments were 5,236 in 2012 compared with 2,847 in 2011, and 467 distributors qualified as new Master Affiliates in 2012, compared with 271 in 2011. Our order count in the region increased to approximately 18,725 in 2012 compared with approximately 10,880 in 2011, an increase of 72.1%. Strong company sales leadership, coupled with improving local distributor leadership continues to lead the increase. A further indicator of the strengthening local distributor leadership is the upper-level distributor advancements to Ambassador and Presidential Director. During 2012, nine distributorships qualified as new Ambassadors and six qualified to higher Ambassador levels. Of that group, six reached the level of Presidential Director. A Presidential Director is a distributor that reaches approximately $8,000 in earnings in a calendar month. As a result, of the improved activity and net sales in 2012, Europe earned net income of $216,000 in 2012, compared with a net loss of $35,000 in 2011.

Our Asian region includes sales from operations in the Philippines, Malaysia, Singapore, Brunei, and Indonesia. Net sales in Asia decreased by 3.7% in 2012 compared with the prior year. New distributor enrollments were 3,826 in 2012 compared with 3,540 in 2011, and 298 distributors qualified as new Master Affiliates in 2012, compared with 279 in 2011. When measured in local currency, 2012 net sales decreased by 5.7%. The net loss in Asia for 2012 was $410,000, compared with a net loss of $422,000 in 2011. Sales were mixed across the region, as sales in the Philippines increased by 25.1% in 2012 compared with 2011. Sales in the Malaysia/Singapore/Indonesia/Brunei markets combined decreased by 61.5% in 2012 compared with 2011. Growth in the Philippines in 2012 was driven primarily by the introduction of single serving packs of existing products, along with other sales incentive programs.

Cost of Products Sold. Cost of products sold as a percentage of net sales decreased to 19.9% for the year ended December 31, 2012 compared with 20.4% for the year ended December 31, 2011. Gross margins improved in 2012 compared with 2011 due to reductions in the cost of some key raw materials, efficiencies in production, and slight changes in the sales mix.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales was 37.6 % and 37.4% for each of the years ended December 31, 2012 and 2011, respectively. Distributor royalties and commissions are directly related to the level of our sales and, absent any changes in our distributor compensation plan, should continue at comparable levels as a percentage of net sales as in recent periods. The slight increase in the percentage in 2012 is due to a higher average level of distributor discounts at the point of sale in 2012.

Selling, General and Administrative Expenses. For 2012, selling, general and administrative, or SGA, expenses decreased by $1.93 million compared with 2011. SGA expenses as a percentage of net sales increased to 40.0% in 2012 compared with 39.8% in 2011, as a function of the decline in consolidated net sales.

Sales and marketing expenses decreased by $871,000 in 2012. Of that amount, $268,000 represented the decrease in expenses directly related to sales volume, such as star director bonuses, other sales production bonuses, and credit card fees. Other changes included a decrease of $372,000 for our distributor conferences and other training events, a decrease of $89,000 in video production and webcast costs, and a decrease of $64,000 for promotions expense. The reduction in expense for distributor conferences and other training events was part of an effort to reduce these expenses relative to our current level of sales.

General and administrative expenses, excluding salaries and benefits, decreased by approximately $151,000 in 2012 compared with 2011. Significant decreases included a decrease in accounting fees of $98,000, a decrease in building rental expenses of $103,000 related to office moves in Australia, Malaysia, and Mexico, a decrease in stock option expense of $78,000, and a decrease of $50,000 in fees related to our medical advisory board that was disbanded in mid-2011. Increases included an increase in legal fees of $150,000, an increase in professional and consulting fees of $33,000, and $89,000 in compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary. This incentive agreement is further detailed in Note 13 of the Consolidated Financial Statements.

Salaries, incentive compensation expense, and benefits decreased by $731,000 in 2012 compared to 2011, as we realized the full-year benefit of our fourth quarter 2011 headcount reductions in the United States and other various headcount reductions worldwide.

Interest Income/Expense. Interest income increased to $129,000 for the year ended December 31, 2012, compared with $41,000 for the same period in 2011. The increase in interest income is the result of interest earned on the note receivable due from a distributor that was entered into in March 2012. Interest expense decreased to $100,000 for 2012 compared with $139,000 for 2011. The lower interest expense is the result of a decrease in the amount of debt compared to the prior year.

Other Income/Expense. Other income/expense in 2012 was a net amount of income of $406,000, compared to a net amount of income of $25,000 in 2011. The 2012 other income is primarily the result of the gain of $410,000 in July 2012 recognized as the result of the modification to an obligation relating to a prior year purchase of a distributorship. This transaction is described in greater detail in Note 6 of the Consolidated Financial Statements.

Income Taxes. We recorded income tax expense of $789,000 for 2012, representing an effective rate of 36.7%. In 2011, we recorded income tax expense of $623,000, representing an effective rate of 37.3%. The lower effective rate in 2012 is the result of a lower effective rate on state income taxes and other favorable discrete adjustments.

Net Income. Our net income increased to $1.36 million ($0.11 per share basic and diluted) for the year ended December 31, 2012 compared with $1.05 million ($0.08 per share basic and diluted) for 2011. Profitability improved as the result of the improvement in results from international operations, primarily in Europe and the gain recognized on the modification of the distributorship purchase obligation. Results in the United States, excluding the modification gain were commensurate with the decrease in net sales in the United States as discussed above; however, the decline in gross profit as the result of the net sales decline were offset by the reduction in SGA expenses. Net income in the United States was $1.74 million in 2012, compared with $1.84 million in 2011. The net loss from international operations improved to $382,000 in 2012, compared with a net loss of $791,000 in 2011.

Financial Condition, Liquidity and Capital Resources

We generated $2.47 million of net cash during 2012 from operating activities, $2.79 million was used in investing activities, and we used $1.16 million in financing activities. This compares with $2.79 million of net cash provided by operating activities, $680,000 used in investing activities, and $1.18 million used in financing activities in 2011. Cash and cash equivalents decreased by $1.37 million to $5.80 million as of December 31, 2012 compared with December 31, 2011.

Significant changes in working capital items consisted of an increase in inventory of $468,000, and an increase in accounts payable, accrued expenses and other non-current liabilities of $627,000 in 2012. The increase in inventory in primarily to support the sales growth in Europe, and the increase in accounts payable, accrued expenses, and other non-current liabilities is primarily related to increase in inventory and the introduction of the LunaRich X capsule in January 2013.

Our net investing activities included $485,000 and $400,000 in net capital expenditures for the years ended December 31, 2012 and 2011, respectively. Payments for key-man life insurance were $301,000 in 2012 and $279,000 in 2011. Investing activities in 2012 also included a purchase of a note and mortgage for $2 million as discussed in Note 10 of the Consolidated Financial Statements.

Financing activities in 2012 consisted of $710,000 in payments on long-term debt, $376,000 in common stock dividends paid, and $71,000 in payments for purchases of our common stock into treasury. Financing activities in 2011 consisted of $567,000 in payments on long-term debt, $498,000 in common stock dividends paid, and $120,000 in payments for purchases of our common stock into treasury.

Stockholders’ equity increased to $15.58 million at December 31, 2012 compared with $14.49 million at December 31, 2011. The increase represents our net income of $1.36 million for 2012, offset by our cash dividend of $376,000. Other changes to equity include the contribution of treasury shares to our ESOP of $125,000, a favorable adjustment in our cumulative foreign currency translation adjustment of $123,000, the purchase of treasury stock of $71,000, and other transactions related to equity-based compensation with a net decrease in equity of $64,000.

Our working capital balance was $5.88 million at December 31, 2012 compared to $7.30 million at December 31, 2011. The current ratio at December 31, 2012 was 1.89 compared with 2.19 at previous year-end.

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

We also renewed a revolving credit facility for $5 million with the Bank in September 2012. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2013. As of December 31, 2012, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated September 30, 2012 between us and the Bank. A separate letter agreement stating the financial covenants related to the term loan and revolving credit facility was updated and amended on April 4, 2012 and continues in effect.

Under the terms of the amended letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $11 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. As of December 31, 2012, we were in compliance with all financial covenants.

Management believes that our cash on hand, cash generated from operating activities and availability of credit under the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2013.

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

Actual and estimated returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for a distributor to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.48% and 0.38% of net sales in 2012 and 2011, respectively. We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

Stock-Based Compensation

We have stock-based incentive plans under which we may grant stock option, restricted stock, and unrestricted stock awards. We recognize stock-based compensation expense based on the grant date fair value of the award and the related vesting terms as proscribed in FASB ASC Topic 718, “Compensation-Stock Compensation.” We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. For the years ended December 31, 2012 and 2011, we incurred employee stock-based compensation cost of $96,800 ($74,000 net of tax), and $174,000 ($112,000 net of tax), respectively.

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

At December 31, 2012, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $3.5 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $3.5 million has been established for these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.

At December 31, 2012, we also had deferred tax assets related to 2008 capital losses on investments with a tax value of $345,000. We have established a corresponding valuation allowance of $345,000 against this deferred tax asset as we do not anticipate having sufficient future capital gains to offset these capital losses.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2012, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Goverance

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 23, 2013, which is expected to be filed with the Commission within 120 days after December 31, 2012.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 23, 2013, which is expected to be filed with the Commission within 120 days after December 31, 2012.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 23, 2013, which is expected to be filed with the Commission within 120 days after December 31, 2012.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 23, 2013, which is expected to be filed with the Commission within 120 days after December 31, 2012.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 23, 2013, which is expected to be filed with the Commission within 120 days after December 31, 2012.

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

Date: March 26, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: March 26, 2013

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 26, 2013

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 26, 2013

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice President, Secretary, Director

Date: March 26, 2013

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 26, 2013

By:	/s/ Denis St. John
Denis St. John, Director

Date: March 26, 2013

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 26, 2013

Exhibit Index

Exhibit

Number	Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2	By-Laws (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.4	Certificate of Designation to Create a Class of Series A Preferred Stock for Reliv’ International, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Registrant for quarter ended March 31, 2003).

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	Amended Exclusive License Agreement with Theodore P. Kalogris dated December 1, 1991 (incorporated by reference to Exhibit 10.1 to the Form 10-K of the Registrant for the year ended December 31, 1992).

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4	Letter Agreement with Southwest Bank of St. Louis dated June 29, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 6, 2009).

10.5	Promissory Note (Term Loan) dated September 30, 2012 by Reliv International, Inc. in favor of BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed October 4, 2012).

10.6	Promissory Note (Revolving Credit Facility) dated September 30, 2012 by Reliv International, Inc. in favor of BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed October 4, 2012).

10.7*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.8*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.9*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.10*	2003 Stock Option Plan (incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.11*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.12*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.13*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.16*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.17*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.18	Purchase Agreement by and among Michael G. Williams, Julie T. Williams and Reliv International, Inc. dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed September 3, 2009).

10.19	Loan Sale Agreement between 2010-1 RADC/CADC Venture, LLC and Reliv International, Inc. dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended March 31, 2012).

11	Statement re: computation of per share earnings (incorporated by reference to Note 7 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

Reliv’ International, Inc.

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of net income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 26, 2013

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,801,042	$7,174,213
Accounts receivable, less allowances of $35,700 in 2012 and $70,300 in 2011	247,087	334,828
Accounts due from employees and distributors	109,346	43,191
Inventories:
Finished goods	3,661,289	3,252,153
Raw materials	1,332,293	1,048,419
Sales aids and promotional materials	269,334	423,201
Total inventories	5,262,916	4,723,773

Refundable income taxes	10,632	96,387
Prepaid expenses and other current assets	688,669	607,989
Deferred income taxes	371,000	432,000
Total current assets	12,490,692	13,412,381

Other assets	206,022	204,461
Cash surrender value of life insurance	2,083,420	1,782,752
Note receivable due from distributor	1,923,000	-
Intangible assets, net	1,443,635	1,597,644

Property, plant, and equipment	18,454,805	18,807,353
Less accumulated depreciation	11,343,033	11,385,406
	7,111,772	7,421,947

Total assets	$25,258,541	$24,419,185

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2012	2011

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,985,000	$5,525,576
Current maturities of long-term debt	629,631	584,873
Total current liabilities	6,614,631	6,110,449

Noncurrent liabilities:
Long-term debt, less current maturities	2,401,312	3,566,175
Noncurrent deferred income taxes	289,000	-
Other noncurrent liabilities	371,728	256,710
Total noncurrent liabilities	3,062,040	3,822,885

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2012 and 2011	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,511,816 shares issued and 12,619,640 shares outstanding in 2012; 14,425,185 shares issued and 12,484,104 shares outstanding in 2011	14,512	14,425
Additional paid-in capital	30,074,801	30,292,792
Accumulated deficit	(8,557,178)	(9,540,595)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(494,550)	(617,303)
Treasury stock	(5,455,715)	(5,663,468)
Total stockholders’ equity	15,581,870	14,485,851

Total liabilities and stockholders’ equity	$25,258,541	$24,419,185

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Net Income and Comprehensive Income

	Year ended December 31
	2012	2011

Product sales	$61,097,180	$65,701,343
Handling & freight income	7,612,709	8,178,557
Net sales	68,709,889	73,879,900

Costs and expenses:
Cost of products sold	13,685,581	15,105,416
Distributor royalties and commissions	25,839,621	27,629,167
Selling, general, and administrative	27,472,807	29,400,219
Income from operations	1,711,880	1,745,098

Other income (expense):
Interest income	129,415	40,508
Interest expense	(99,502)	(138,967)
Other income	406,176	24,518
Income before income taxes	2,147,969	1,671,157
Provision for income taxes	789,000	623,000

Net income available to common
shareholders	$1,358,969	$1,048,157

Other comprehensive income (loss):
Foreign currency translation adjustment	122,753	(169,279)

Comprehensive income	$1,481,722	$878,878

Earnings per common share - Basic	$0.11	$0.08
Weighted average shares	12,500,000	12,429,000

Earnings per common share - Diluted	$0.11	$0.08
Weighted average shares	12,654,000	12,429,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2010	14,425,185	$14,425	$30,300,463	$(10,091,167)	$(448,024)	1,974,377	$(5,845,174)	$13,930,523
Net income	-	-	-	1,048,157	-	-	-	1,048,157
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(169,279)	-	-	(169,279)
Total comprehensive income								878,878
Common stock dividends paid, $0.04 per share	-	-	-	(497,585)	-	-	-	(497,585)
Stock-based compensation, net of excess tax benefits	-	-	169,413	-	-	-	-	169,413
Contribution of treasury shares to ESOP	-	-	(177,084)	-	-	(104,167)	302,084	125,000
Common stock purchased for treasury	-	-	-	-	-	70,871	(120,378)	(120,378)
Balance at December 31, 2011	14,425,185	14,425	30,292,792	(9,540,595)	(617,303)	1,941,081	(5,663,468)	14,485,851
Net income	-	-	-	1,358,969	-	-	-	1,358,969
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	122,753	-	-	122,753
Total comprehensive income								1,481,722
Common stock dividends paid, $0.03 per share	-	-	-	(375,552)	-	-	-	(375,552)
Common stock issued to consultant	86,631	87	109,413	-	-	-	-	109,500
Stock-based compensation	-	-	102,465	-	-	-	-	102,465
Expired stock options & warrants; deferred tax effect	-	-	(276,023)	-	-	-	-	(276,023)
Contribution of treasury shares to ESOP	-	-	(153,846)	-	-	(96,154)	278,846	125,000
Common stock purchased for treasury	-	-	-	-	-	47,249	(71,093)	(71,093)
Balance at December 31, 2012	14,511,816	$14,512	$30,074,801	$(8,557,178)	$(494,550)	1,892,176	$(5,455,715)	$15,581,870

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2012	2011
Operating activities
Net income	$1,358,969	$1,048,157
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	954,110	1,109,088
Stock-based compensation	102,465	169,413
Contribution of treasury shares to ESOP	125,000	125,000
Non-cash gain on loan modification	(410,320)	-
Deferred income taxes	95,977	(78,000)
Foreign currency transaction (gain)/loss	(21,139)	29,368
(Increase) decrease in accounts receivable	115,334	(40,256)
(Increase) decrease in inventories	(468,297)	899,821
(Increase) decrease in refundable income taxes	83,095	(34,047)
(Increase) decrease in prepaid expenses and other
current assets	(73,173)	(90,527)
(Increase) decrease in other assets	(20,561)	46,165
Increase (decrease) in accounts payable & accrued
expenses and other non-current liabilities	626,678	(391,809)
Net cash provided by operating activities	2,468,138	2,792,373

Investing activities
Proceeds from sale of property, plant, and equipment	39,910	13,737
Purchase of property, plant, and equipment	(524,984)	(414,170)
Purchase of note and mortgage secured by underlying property	(2,000,000)	-
Payment of life insurance premiums	(300,667)	(279,402)
Net cash used in investing activities	(2,785,741)	(679,835)

Financing activities
Principal payments on long-term borrowings	(709,785)	(566,595)
Common stock dividends paid	(375,552)	(497,585)
Purchase of stock for treasury	(71,093)	(120,378)
Net cash used in financing activities	(1,156,430)	(1,184,558)
Effect of exchange rate changes on cash and cash
equivalents	100,862	(84,805)
Increase (decrease) in cash and cash equivalents	(1,373,171)	843,175
Cash and cash equivalents at beginning of year	7,174,213	6,331,038
Cash and cash equivalents at end of year	$5,801,042	$7,174,213

F-6

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2012	2011

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$99,906	$139,015

Income taxes	$597,000	$789,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Transaction gains/(losses) were $21,139 and $(29,368) for 2012 and 2011, respectively.

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

Actual and estimated sales returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2012 and 2011, total returns as a percent of net sales were approximately 0.48 % and 0.38%, respectively.

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

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $44,000 and $32,000 of advertising expense in 2012 and 2011, respectively.

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

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $587,000 and $533,000 in 2012 and 2011, respectively.

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

Adoption of New Accounting Standards

Effective January 1, 2012, the Company adopted new accounting guidance on the financial statement presentation of comprehensive income. Under this guidance, a company has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. The Company has elected to present total comprehensive income in a single continuous statement which contains two sections: net income and comprehensive income. The adoption of this new guidance only impacted financial statement presentation and did not have any impact on the company’s consolidated financial position, results of operations, or cash flows.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2012 and 2011, consist of the following:

	2012	2011

Land and land improvements	$883,563	$883,563
Building	9,905,967	9,899,291
Machinery and equipment	3,767,910	3,736,144
Office equipment	1,231,215	1,376,577
Computer equipment and software	2,666,150	2,911,778
	18,454,805	18,807,353
Less accumulated depreciation	11,343,033	11,385,406
	$7,111,772	$7,421,947

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and 2011, consist of the following:

	2012	2011

Trade payables	$2,924,111	$2,492,973
Distributors' commissions	2,293,019	2,238,987
Sales taxes	283,700	365,897
Payroll and payroll taxes	484,170	427,719
	$5,985,000	$5,525,576

4. Amortizable Intangible Assets

The Company had amortizable intangible assets as follows as of December 31, 2012 and 2011:

			Accumulated
	Gross Carrying Amount		Amortization
	2012	2011	2012	2011

Distributorship	$1,648,000	$1,648,000	$366,222	$256,356
Non-compete agreement	103,000	103,000	103,000	103,000
Non-solicitation agreement	309,000	309,000	147,143	103,000

	$2,060,000	$2,060,000	$616,365	$462,356

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Amortizable Intangible Assets (continued)

Amortization expense (straight-line method) for intangible assets totaled $154,009 and $188,343 in 2012 and 2011, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2013	$154,000
2014	154,000
2015	154,000
2016	139,000
2017	110,000

5. Fair Value of Financial Instruments

The fair value of financial instruments at December 31, 2012 and 2011 were as follows:

	Fair
Description	Value	Level 1	Level 2	Level 3

December 31, 2012
Long-term debt	$3,030,943	-	$3,030,943	-
Note receivable	2,640,000	-	2,640,000
Marketable securities (1)	206,000	$206,000	-	-

December 31, 2011
Long-term debt	$4,080,000	-	$4,080,000
Marketable securities (1)	185,000	$185,000	-	-

(1)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the consolidated balance sheets.

Fair value can be measured using valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

At December 31, the carrying amount and fair value of the Company’s financial instruments are approximately as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$3,030,943	$3,030,943	$4,151,048	$4,080,000
Note receivable	2,000,000	2,640,000	-	-
Marketable securities	206,000	206,000	185,000	185,000

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

6. Long-Term Debt

Long-term debt at December 31, 2012 and 2011 consists of the following:

	2012	2011

Term loan	$2,807,298	$3,204,100

Obligation for purchase of distributorship, as modified	223,645	946,948
	3,030,943	4,151,048
Less current maturities	629,631	584,873
	$2,401,312	$3,566,175

Principal maturities of long-term debt at December 31, 2012, are as follows:

2013	$629,631
2014	415,196
2015	1,986,116
2016	-
2017	-
Thereafter	-
$3,030,943

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Long-Term Debt (continued)

Revolving loan agreements

Effective October 1, 2010, upon expiration of a previous revolving loan agreement with the same lender, the Company entered into a new $5 million one-year revolving loan agreement (2010) with its primary lender. Upon expiration of the 2010 agreement, the Company entered into a new $5 million revolving loan agreement (2011) with its primary lender. The 2011 agreement expired September 2012.

Effective September 30, 2012, the Company entered into a new one-year $5 million revolving loan agreement (2012) with its primary lender. Similar to the previous agreements, any advances under the revolver accrue interest at a variable interest rate based on 30-day LIBOR + 1.85%. Interest, if any, is payable monthly. There have been no revolver borrowings in 2011 or 2012. At December 31, 2012, the outstanding revolving line of credit balance was zero.

Term Loan

On November 30, 2010, the Company re-financed its then-existing term loan agreement with its primary lender. The 2010 re-financed term loan was for a period of three years with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. Monthly principal and interest were based on approximately a nine-year amortization with a balloon payment for the outstanding balance due and payable on November 30, 2013.

On September 30, 2012, the Company re-financed the 2010 term loan agreement with its primary lender. The 2012 re-financed term loan is for a period of thirty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. At December 31, 2012, the term loan’s interest rate was 2.2145%. Monthly principal and interest are based on approximately a seven-year amortization. The aggregate outstanding balance of principal and interest is due and payable on November 30, 2015.

The term loan agreement and revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company’s headquarters. These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5 to 1. At December 31, 2012, the Company was in compliance with its loan covenants.

Obligation for Purchase of Distributorship, as modified

On August 31, 2009, the Company acquired an independent Reliv distributorship from its owner (“Seller”) which resulted in the Seller financing $1,343,881 of the purchase price over a period of seven years with monthly payments of principal and interest totaling $18,994.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Long-Term Debt (continued)

Obligation for Purchase of Distributorship, as modified (continued)

At June 30, 2012, the Company’s remaining balance due to the Seller under this transaction was approximately $856,000. On July 17, 2012, the Company and Seller entered into an Agreement to modify the Company’s remaining obligation to equal twelve consecutive monthly payments of principal and interest of $37,500 with the first payment commencing in July 2012. The Company has presented the non-cash gain of $410,320 relating to this modification as Other Income in the accompanying consolidated statements of net income and comprehensive income.

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

Compensation cost for all of the stock option plans was approximately $96,800 ($74,000 net of tax) and $174,000 ($112,000 net of tax) for the years ended December 31, 2012 and 2011, respectively, and has been recorded in selling, general, and administrative expense. As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options totaled $137,000 ($136,000 net of tax), which will be amortized over the weighted remaining requisite service period of 3.9 years.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2012		2011
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	739,500	$8.29	753,000	$8.29
Granted
Price = Fair Value	739,250	1.20	-
Price > Fair Value	35,750	1.32	-
Exercised	-		-
Expired and forfeited	(201,000)	9.40	(13,500)	8.39
Outstanding at end of year	1,313,500	$3.94	739,500	$8.29

Exercisable at end of year	542,375	$7.79	683,000	$8.22

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

	As of December 31, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

$1.20 - $1.32	767,000	4.00	$1.21	-	-	$-
$5.28 - $5.50	41,500	0.67	5.41	37,375	0.67	5.43
$7.92	475,000	2.00	7.92	475,000	2.00	7.92
$8.68	30,000	2.79	8.68	30,000	2.79	8.68
$1.20 - $8.68	1,313,500	3.14	$3.94	542,375	1.95	$7.79

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2012 was $-0-. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

For the years ended December 31, 2012 and 2011, no stock options were exercised.

Distributor Stock Purchase Plan

In November 1998, the Company established a Distributor Stock Purchase Plan (1998 Plan). The plan allows distributors who have reached the “Ambassador” status the opportunity to allocate up to 10% of their monthly compensation into the plan to be used to purchase the Company’s common stock at the current market value. The plan also states that at the end of each year, the Company will grant warrants to purchase additional shares of the Company’s common stock based on the number of shares purchased by the distributors under the plan during the year. The warrant exercise price will equal the market price for the Company’s common stock at the date of issuance. The warrants issued shall be in the amount of 25% of the total shares purchased under the plan during the year and the warrants are fully vested upon grant. This 10-year plan began in January 1999. As of December 31, 2012, all warrants issued under the 1998 Plan have been exercised, forfeited, or expired.

In July 2009, the Company established a new Distributor Stock Purchase Plan (2009 Plan) to replace the expired 1998 Plan. The 2009 Plan, which is similar to the 1998 Plan, commenced in August 2009. Since inception, a total of 45,006 have been issued under the 2009 Plan. The warrants are fully vested upon grant.

The Company records expense under the fair value method for warrants granted to distributors. Total expense recorded for these warrants was $5,665 and $8,895 in 2012 and 2011, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2012	2011

Expected warrant life (years)	3.0	3.0
Risk-free weighted average interest rate	0.37%	0.37%
Stock price volatility	46.4%	50.9%
Dividend yield	1.6%	1.6%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2012		2011
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	31,565	$1.74	41,482	$3.62
Granted	13,441	1.31	14,702	1.23
Exercised	-		-
Expired	(3,179)	3.28	(24,619)	4.60
Outstanding at end of year	41,827	$1.49	31,565	$1.74

Exercisable at end of year	41,827		31,565

	As of December 31, 2012
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.23	14,702	2.00	$1.23	14,702	$1.23
$1.31	13,441	3.00	1.31	13,441	1.31
$1.94	13,684	1.00	1.94	13,684	1.94
$1.23 - $1.94	41,827	1.99	$1.49	41,827	$1.49

The intrinsic value for stock warrants outstanding at December 31, 2012 was $1,000. For the years ended December 31, 2012 and 2011, no stock warrants were exercised.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2012	2011
Numerator:
Net income	$1,358,969	$1,048,157
Denominator:
Denominator for basic earnings per share – weighted average shares	12,500,000	12,429,000

Dilutive effect of employee stock options and other warrants	154,000	-

Denominator for diluted earnings per share – adjusted weighted average shares	12,654,000	12,429,000

Basic earnings per share	$0.11	$0.08
Diluted earnings per share	$0.11	$0.08

For the year ended December 31, 2012, options and warrants totaling 943,684 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable. For the year ended December 31, 2011, options and warrants totaling 756,363 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive.

9. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2012:

2013	$430,589
2014	356,373
2015	178,360
2016	52,763
2017	14,065
Thereafter	1,512
$1,033,662

Rent expense for operating leases was $422,708 and $567,186 for the years ended December 31, 2012 and 2011, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Note Receivable Due From Distributor

In March 2012, the Company purchased from a real estate investment management firm a note and mortgage (“Note”) on certain properties in Wyoming and Idaho for $2 million. In May 2012, the Company entered into a Loan Modification Agreement (“LMA”) with the Note’s original and present borrower (“Borrower”) to restructure the Note’s principal amount due and related terms. The LMA terms are for a principal balance due of $2 million with interest only payable monthly in 2012. The LMA’s interest rate is the greater of 6% or prime and there is no prepayment penalty for voluntary principal payments. Concurrently, with the execution of the LMA, the Company and the Borrower also entered into a Security Agreement in which repayment of the LMA is secured by the Borrower’s Reliv distributorship business.

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In the first quarter of 2013, management and the Borrower have verbally agreed to amend the LMA to prospectively require monthly payment of principal and interest under a fifteen-year amortization period.

11. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended December 31
	2012	2011

United States	$2,881,707	$2,901,236
Foreign	(733,738)	(1,230,079)
	$2,147,969	$1,671,157

The components of the provision for income taxes are as follows:

	Year ended December 31
	2012	2011
Current:
Federal	$551,000	$562,000
State	92,000	115,000
Foreign	50,000	37,000
Total current	693,000	714,000

Deferred:
Federal	82,000	(76,000)
State	14,000	(15,000)
Foreign	-	-
Total deferred	96,000	(91,000)
	$789,000	$623,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

	Year ended December 31
	2012	2011

Income taxes at U.S. statutory rate	$730,000	$568,000
State income taxes, net of federal benefit	116,000	116,000
Higher/(lower) effective taxes on earnings in
foreign countries	(30,000)	23,000
Foreign corporate income taxes	50,000	37,000
Nondeductible meals and entertainment expense	26,000	29,000
Qualified production activities income - AJCA	(54,000)	(62,000)
Reserve for uncertain tax positions	2,000	(55,000)
Other	(51,000)	(33,000)
	$789,000	$623,000

The Company has a deferred tax asset of $3,475,000 as of December 31, 2012, and $3,942,000 as of December 31, 2011, relating to foreign net operating loss carryforwards. The Company has recorded a valuation allowance as it is more likely than not that this asset will not be realized before it expires beginning in 2013.

The Company has a deferred tax asset as of December 31, 2012 related primarily to 2008 capital losses on investments with a tax value of $345,000. The Company has established a corresponding valuation allowance of $345,000 as it does not anticipate having sufficient future capital gains to offset these capital losses. The capital loss carryforward expires in 2013.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets:
Product refund reserve	$28,000	$41,000
Inventory obsolescence reserve	74,000	68,000
Vacation accrual	29,000	31,000
Stock-based compensation	72,000	297,000
Organization costs	192,000	198,000
Deferred compensation	83,000	88,000
Capital losses on investments	345,000	364,000
Valuation allowance - investment losses	(345,000)	(364,000)
Miscellaneous accrued expenses	42,000	79,000
Foreign net operating loss carryforwards	3,475,000	3,942,000
Valuation allowance - NOL carryforwards	(3,475,000)	(3,942,000)
	520,000	802,000
Deferred tax liabilities:
Depreciation and amortization	312,000	222,000
Foreign currency exchange	126,000	129,000
	438,000	351,000
Net deferred tax assets (liabilities)	$82,000	$451,000

Reported as:
Current deferred tax assets	$371,000	$432,000
Non-current deferred tax assets (1)	-	19,000
Non-current deferred tax liabilities	289,000	-
Net deferred tax assets	$82,000	$451,000

(1)	Included within other non-current assets on the consolidated balance sheets.

Through December 31, 2012, the Company has not recorded a provision for income taxes on the earnings of certain of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside the U.S. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $57,000 at December 31, 2012. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for foreign income taxes paid would be available to significantly reduce any U.S tax liability if foreign earnings are remitted.

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

At December 31, 2012 and 2011, the Company had $56,000 and $51,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount would impact the effective income tax rate if recognized.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2011	$110,000

Settlements and effective settlements with tax authorities	(47,000)
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(18,000)
Increases in balances related to tax positions taken during current period	6,000

Balance as of December 31, 2011	$51,000

Settlements and effective settlements with tax authorities	-
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(13,000)
Increases in balances related to tax positions taken during current period	18,000

Balance as of December 31, 2012	$56,000

The Company’s unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2008 and concluded years through 2010 with its primary state jurisdiction.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company has made good faith deposits to the local tax authority under the tax agency’s administrative judicial resolution process. As of December 31, 2012, management’s estimated reserve (net of deposits) for this matter is approximately $70,000.

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches a percentage of the employee’s contribution at a rate of 25%. Company contributions under the 401(k) plan totaled $145,000 and $157,000 in 2012 and 2011, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. In 2012 and 2011, the Company’s contribution consisted of shares of common stock from treasury measured by the fair value of the stock on date of contribution. Company contributions under the ESOP plan totaled approximately $125,000 for each of the years ended December 31, 2012 and 2011, respectively.

13. Incentive Compensation Plans

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan. This new plan was effective for fiscal year 2007 and replaced a previous plan. Under the plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal years 2012 and 2011, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 16% of the Company’s Income from Operations. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans (continued)

The Company expensed a total of $305,000 and $290,000 to the participants of the bonus pool for 2012 and 2011, respectively.

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. Beginning April 2015, the Company may exercise a call option on one or more of the manager’s incentive amount; redeeming such amount in cash or a combination of cash and the Company’s common stock, depending upon the amount of the vested incentive. In the fourth quarter of 2012, the subsidiary’s 24-month financial performance became positive resulting in the recognition of compensation expense and a corresponding non-current liability of $88,500 in the Company’s 2012 consolidated financial statements.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2012 and 2011, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant. At December 31, 2012 and 2011, SERP assets were $206,000 and $185,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2012 and 2011, SERP liabilities were $211,000 and $190,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets. The changes in the balances of SERP assets and SERP liabilities during 2012 and 2011 were due to net realized and unrealized investment gains/losses incurred by the plan.

14. Segment Information

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Segment Information (continued)

Description of Products and Services by Segment (continued)

Geographic area data for the years ended December 31, 2012 and 2011 follow:

	2012	2011

Net sales to external customers
United States	$53,801,077	$60,883,841
Australia/New Zealand	2,111,234	2,374,246
Canada	1,860,956	2,139,293
Mexico	1,055,473	1,201,484
Europe (1)	6,480,923	3,752,530
Asia (2)	3,400,226	3,528,506
Total net sales	$68,709,889	$73,879,900

Assets by area
United States	$20,828,940	$20,439,234
Australia/New Zealand	833,983	777,494
Canada	364,082	379,432
Mexico	568,868	510,837
Europe (1)	1,557,036	1,151,405
Asia (2)	1,105,632	1,160,783
Total consolidated assets	$25,258,541	$24,419,185

(1)	Europe consists of United Kingdom, Ireland, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, Brunei, and Indonesia.

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2012 and 2011, follow:

	2012	2011

Net sales by product category
Nutritional and dietary supplements	$58,859,774	$63,018,070
Skin care products	471,576	728,060
Sales aids and other	1,765,830	1,955,213
Handling & freight income	7,612,709	8,178,557
Total net sales	$68,709,889	$73,879,900

