Form 10-Q
period 2013-03-31
RELIV INTERNATIONAL INC
filed 2013-05-15
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2013 was 12,615,595 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	9
Item No. 4	Controls and Procedures	14

Part II – Other Information

Item No. 6	Exhibits	15

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31	December 31
	2013	2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,865,285	$5,801,042
Accounts receivable, less allowances of
$27,500 in 2013 and $35,700 in 2012	148,377	247,087
Accounts and note due from employees and distributors	139,052	109,346
Inventories
Finished goods	3,126,068	3,661,289
Raw materials	1,965,525	1,332,293
Sales aids and promotional materials	279,362	269,334
Total inventories	5,370,955	5,262,916

Refundable income taxes	-	10,632
Prepaid expenses and other current assets	1,427,567	688,669
Deferred income taxes	363,000	371,000
Total current assets	13,314,236	12,490,692

Other assets	223,706	206,022
Cash surrender value of life insurance	2,343,146	2,083,420
Note receivable due from distributor	1,898,750	1,923,000
Intangible assets, net	1,405,132	1,443,635

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,908,891	9,905,967
Machinery & equipment	3,768,848	3,767,910
Office equipment	1,229,328	1,231,215
Computer equipment & software	2,651,677	2,666,150
	18,442,307	18,454,805
Less: Accumulated depreciation	11,447,284	11,343,033
Net property, plant and equipment	6,995,023	7,111,772

Total assets	$26,179,993	$25,258,541

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31	December 31
	2013	2012
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$4,022,735	$2,924,111
Distributors' commissions payable	2,031,229	2,293,019
Sales taxes payable	274,608	283,700
Payroll and payroll taxes payable	423,652	484,170
Total accounts payable and accrued expenses	6,752,224	5,985,000

Income taxes payable	155,886	-
Current maturities of long-term debt	520,627	629,631
Total current liabilities	7,428,737	6,614,631

Noncurrent liabilities:
Long-term debt, less current maturities	2,297,859	2,401,312
Deferred income taxes	243,000	289,000
Other noncurrent liabilities	438,838	371,728
Total noncurrent liabilities	2,979,697	3,062,040

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2013 and 2012	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,511,816 shares issued and 12,619,640
shares outstanding as of 3/31/2013; 14,511,816 shares
issued and 12,619,640 shares outstanding as of 12/31/2012	14,512	14,512
Additional paid-in capital	30,086,461	30,074,801
Accumulated deficit	(8,362,376)	(8,557,178)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(511,323)	(494,550)
Treasury stock	(5,455,715)	(5,455,715)

Total stockholders' equity	15,771,559	15,581,870

Total liabilities and stockholders' equity	$26,179,993	$25,258,541

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income and Comprehensive Income

(unaudited)	Three months ended March 31
	2013	2012

Product sales	$16,889,458	$17,614,840
Handling & freight income	1,967,806	2,128,804

Net sales	18,857,264	19,743,644

Costs and expenses:
Cost of products sold	3,903,858	3,900,581
Distributor royalties and commissions	7,003,204	7,455,160
Selling, general and administrative	7,515,488	7,474,246

Total costs and expenses	18,422,550	18,829,987

Income (loss) from operations	434,714	913,657

Other income (expense):
Interest income	37,164	9,314
Interest expense	(17,502)	(30,919)
Other income / (expense)	(26,575)	(22,668)

Income before income taxes	427,801	869,384
Provision for income taxes	233,000	337,000

Net income	$194,801	$532,384

Other comprehensive income (loss):
Foreign currency translation adjustment	(16,773)	109,772

Comprehensive income	$178,028	$642,156

Earnings per common share - Basic	$0.02	$0.04
Weighted average shares	12,620,000	12,512,000

Earnings per common share - Diluted	$0.02	$0.04
Weighted average shares	12,708,000	12,633,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three months ended March 31
	2013	2012

Operating activities:
Net income	$194,801	$532,384
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	217,555	240,454
Stock-based compensation	11,661	53,277
Deferred income taxes	(43,000)	(36,000)
Foreign currency transaction (gain)/loss	20,262	(23,052)
(Increase) decrease in accounts receivable	83,621	19,509
(Increase) decrease in inventories	(138,307)	(143,739)
(Increase) decrease in refundable income taxes	10,632	96,387
(Increase) decrease in prepaid expenses
and other current assets	(739,779)	(499,481)
(Increase) decrease in other assets	(17,684)	(25,886)
Increase (decrease) in income taxes payable	155,809	287,467
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	853,337	1,267,820

Net cash provided by operating activities	608,908	1,769,140

Investing activities:
Purchase of property, plant and equipment	(61,457)	(61,457)
Purchase of note and mortgage secured by underlying property	-	(2,000,000)
Payments received on distributor note receivable	14,035	-
Payment of life insurance premiums	(259,726)	(259,121)

Net cash used in investing activities	(307,148)	(2,320,578)

Financing activities:
Principal payments on long-term borrowings	(212,457)	(144,118)
Purchase of stock for treasury	-	(9,985)

Net cash used in financing activities	(212,457)	(154,103)

Effect of exchange rate changes on cash and cash equivalents	(25,060)	121,763

Increase (decrease) in cash and cash equivalents	64,243	(583,778)

Cash and cash equivalents at beginning of period	5,801,042	7,174,213

Cash and cash equivalents at end of period	$5,865,285	$6,590,435

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 1--	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2012, filed March 26, 2013 with the Securities and Exchange Commission.

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

	Three months ended March 31
	2013	2012
Numerator:
Net income	$194,801	$532,384

Denominator:
Denominator for basic earnings per
share--weighted average shares	12,620,000	12,512,000
Dilutive effect of employee stock options
and other warrants	88,000	121,000

Denominator for diluted earnings per
share--adjusted weighted average shares	12,708,000	12,633,000

Basic earnings per share	$0.02	$0.04
Diluted earnings per share	$0.02	$0.04

Options and warrants to purchase 1,287,125 and 1,243,863 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 3--	Stock-based Compensation

In March 2013, the Company issued performance based stock option grants totaling 230,000 shares. These option grants have an exercise price of $1.17 per share with a five-year term. The options' vesting provisions are contingent upon the Company achieving certain financial performance measurements. The aggregate estimated compensation cost related to the performance based options is $110,400; however, recognition is contingent upon performance vesting. The grant-date fair value of the options is $0.48 per share and was determined using a binomial option pricing model using an average risk-free rate of 0.90%, an average dividend yield of 1.60%, and an average volatility of 52.7%.

The Company recognized stock-based compensation expense from all plans of approximately $11,661 and $53,277 in the three months ended March 31, 2013 and 2012, respectively. This expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income and comprehensive income.

Note 4--	Fair Value of Financial Instruments

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

March 31, 2013

Long-term debt	$2,818,486	$2,818,486	-	$2,818,486	-
Note receivable	1,985,965	2,605,000	-	2,605,000	-
Marketable securities (a)	224,000	224,000	$224,000	-	-

December 31, 2012

Long-term debt	$3,030,943	$3,030,943	-	$3,030,943	-
Note receivable	2,000,000	2,640,000	-	2,640,000	-
Marketable securities (a)	206,000	206,000	$206,000	-	-

(a)	Representing assets of the Company's Supplemental Executive Retirement Plan(trading securities). Presented within Other Assets in the condensed consolidated balance sheets.

Reliv International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 5--	Long-Term Debt

Long-term debt consists of the following:	March 31	December 31
	2013	2012

Term loan	$2,706,377	$2,807,298
Obligation for purchase of distributorship, as modified	112,109	223,645
	2,818,486	3,030,943
Less current maturities	520,627	629,631
	$2,297,859	$2,401,312

Originating in September 2012 with its primary lender, the term loan is for a period of thirty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. At March 31, 2013, the term loan's interest rate was 2.2037%. Monthly principal and interest are based on approximately a seven-year amortization. The aggregate outstanding balance of principal and interest is due and payable on November 30, 2015. The Company also has a $5 million revolving loan agreement with its primary lender. There have not been any revolver borrowing in 2013.

The term loan agreement and the revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters. These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5 to 1. At March 31, 2013, the Company was in compliance with its loan covenants.

The Company's remaining obligation for purchase of a distributorship requires payments of principal and interest of $37,500 per month through June 2013.

Note 6--	Note Receivable Due from Distributor

In March 2012, the Company purchased from a real estate investment management firm a note and mortgage ("Note") on certain properties in Wyoming and Idaho for $2 million. In May 2012, the Company entered into a Loan Modification Agreement ("LMA") with the Note's original and present borrower ("Borrower") to restructure the Note's principal amount due and related terms. The LMA terms are for a principal balance due of $2 million with interest only payable monthly in 2012. The LMA's interest rate is the greater of 6% or prime and there is no prepayment penalty for voluntary principal payments. Concurrently, with the execution of of the LMA, the Company and the Borrower also entered into a Security Agreement in which repayment of the LMA is secured by the Borrower's Reliv distributorship business.

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In the first quarter of 2013, while a permanent restructuring of the LMA's repayment terms are being negotiated, management and the Borrower have verbally agreed to a temporary LMA modification which prospectively requires the Borrower to make monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,985,965 and $2,000,000 as of March 31,2013 and December 31, 2012, respectively.

Reliv International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 7--	Taxes

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company has made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of March 31, 2013 and December 31, 2012, management's estimated reserve (net of deposits) for this matter is approximately $70,000. There has been no change in this matter during the first three months of 2013.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care and food products under our Relivables brand. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 80.1% of worldwide net sales for the three months ended March 31, 2013 and 79.9% of worldwide net sales for the three months ended March 31, 2012. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on remotely in Ireland, France, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2013, consisted of approximately 56,040 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors, based on products sold in their downline organization. Based on our distributor agreements, these expenses have typically approximated 23% of sales at suggested retail. In the United States effective March 1, 2013, we instituted a retail price increase, offset by a reduced shipping charge. After the price change, wholesale pricing discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is generally equal to the retail price of each product prior to the price increase. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.

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

Results of Operations

     The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2013 and 2012. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended March 31,

	2013	2012

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.7	19.8
Distributor royalties and commissions	37.1	37.7
Selling, general and administrative	39.9	37.9

Income from operations	2.3	4.6
Interest expense	(0.1)	(0.1)
Interest and other income/(expense)	0.1	(0.1)

Income before income taxes	2.3	4.4
Provision for income taxes	1.2	1.7

Net income	1.1%	2.7%

Net Sales. Overall net sales decreased by 4.5% in the three months ended March 31, 2013 compared to the same period in 2012. During the first quarter of 2013, sales in the United States decreased by 4.2%, and international sales decreased by 5.7% over the prior-year period.

     The following table summarizes net sales by geographic market for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013		2012		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$15,109	80.1%	$15,770	79.9%	$(661)	(4.2)%
Australia/New Zealand	448	2.4	540	2.7	(92)	(17.0)
Canada	554	2.9	550	2.8	4	0.7
Mexico	278	1.5	287	1.4	(9)	(3.1)
Europe	2,020	10.7	1,595	8.1	425	26.6
Asia	448	2.4	1,002	5.1	(554)	(55.3)

Consolidated total	$18,857	100.0%	$19,744	100.0%	$(887)	(4.5)%

The following table sets forth, as of March 31, 2013 and 2012, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.

	March 31, 2013		March 31, 2012		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	40,020	3,960	42,910	4,550	(6.7)%	(13.0)%
Australia/New Zealand	1,710	180	1,950	120	(12.3)	50.0
Canada	1,310	170	1,340	190	(2.2)	(10.5)
Mexico	1,340	100	1,640	140	(18.3)	(28.6)
Europe	7,090	730	4,900	480	44.7	52.1
Asia	4,570	460	5,790	500	(21.1)	(8.0)

Consolidated total	56,040	5,600	58,530	5,980	(4.3)%	(6.4)%

In the United States, net sales were down 4.2% in the first quarter of 2013 compared to the same period in 2012. Sales declined in the first quarter of 2013 as distributor activity and the number of new and requalifying Master Affiliates and above in the United States continued to decline. This decline is shown in the form of a decrease in the number of active distributors and distributors at the level of Master Affiliate and above, along with a decrease in the number of new distributor enrollments. The net number of active distributors in the United States as of March 31, 2013 decreased by 6.7% to 40,020, compared to the number of active distributors as of March 31, 2012. The net number of distributors at the level of Master Affiliate and above as of March 31, 2013 decreased by 13.0% as compared to March 31, 2012, as fewer distributorships qualified as new Master Affiliates and fewer requalified by January 2013 to retain their status as a Master Affiliate. In the first quarter of 2013, approximately 358 distributors qualified as new Master Affiliates, compared to approximately 400 in the prior-year quarter, a decline of 10.5%. During the first quarter of 2013, approximately 2,781 new distributors were enrolled, compared to 3,023 new distributor enrollments in the prior-year quarter, a decline of 8.0%. Distributor retention declined to 64.2% for the first three months of 2013 compared to a rate of 66.5% for all of 2012.

In the first quarter of 2013, we processed approximately 54,317 orders in the United States for products at an average order of $376 at suggested retail. In the same period of 2012, we processed approximately 59,012 product orders at an average order of $356 at suggested retail. The decline in the number of orders processed is attributable to the decline in distributor activity; however, the increase in the average order size is attributable to product orders in advance of the increase in our retail pricing and adjustment to our freight charge structure effective March 1, 2013.

Along with the pricing/freight charge restructuring, our efforts in the United States to increase distributor activity and ordering focuses on product innovation. We continue to focus our product developments on our LunaRich™-based products. In January 2013, we launched our latest product, LunaRich X, and a new points-based LunaRich wellness system. LunaRich X is a capsule sold in 30-count bottles and contains the most concentrated form of lunasin currently available. Lunasin is the peptide scientists have identified as the key to many of soy’s documented health benefits. LunaRich X accounted for 7.2 percent of U.S. net sales in the first quarter of 2013.

During the three months ended March 31, 2013, net sales in our international operations decreased in aggregate by 5.7% to $3.75 million compared to $3.97 million for the three months ended March 31, 2012. When measured on a constant currency basis, sales increased in Europe and slightly in Canada, but were offset by declines in Australia/New Zealand, Mexico, and Asia during the first quarter of 2013. When net sales are converted using the 2012 exchange rate for both 2012 and 2013, international net sales decreased by 5.6% for the first quarter of 2013 compared to the first quarter of the prior year. Regional sales results on a constant currency basis for the first quarter of 2013 compared to the first quarter of 2012 were as follows: Australia/New Zealand net sales decreased 16.4%, Canada net sales increased 1.3%, Mexico net sales decreased 5.5%, Europe net sales increased 28.0%, and Asian sales decreased 57.3%.

In Europe, strong distributor activity and growth continued in the first quarter of 2013 and resulted in a 28.0% increase in net sales. Total order count increased to 5,268 in the first quarter of 2013 compared to 4,562 in the same period last year, an increase of 15.5%. Other distributor statistics remained strong, with new distributor enrollments of 1,344 in the first quarter of 2013, compared to 1,424 in the same period in 2012; and new Master Affiliate qualifications were 150 in the first quarter of 2013, compared to 148 in the same period in 2012.

In Asia, sales declined as the result of an on-going transition of the business model in the region and changes in management in certain of the local markets. In the Philippines, we have introduced initiatives to bring in new Master Affiliates at a lower qualification level and to increase focus on retail sales by distributors. However, sales have declined while implementation and distributor training of these initiatives is in process. On a constant currency basis, sales in the Philippines declined by 60.7% in the first quarter of 2013 compared to the prior year quarter. In the Malaysia/Singapore/Brunei markets, similar changes are being introduced and in April 2013 we hired a new sales manager for these markets. In these markets, sales have declined by 32.1% in the first quarter of 2013 compared to the prior-year quarter.

In Australia/New Zealand, sales declined by 16.4% in the first quarter of 2013 compared to the prior-year quarter. To improve sales in that region, we have implemented pricing and freight charge structure changes similar to the United States in May 2013 along with other initiatives. Additionally, we hired a new sales manager late in the fourth quarter of 2012.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 20.7% for the three-month period ended March 31, 2013, compared to 19.8% for the same period in 2012. Gross margins decreased in the first quarter of 2013 as the result of increases in the cost of various raw materials and other production costs.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales was 37.1% for the three-month period ended March 31, 2013, compared to 37.7% in the same period in 2012. The decrease as a percentage of net sales is the result of the retail price increase and commission restructuring effective March 1, 2013 in the United States. After the price change, wholesale discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is generally equal to the retail price of each product prior to the price increase.

Selling, General and Administrative Expenses. For the three months ended March 31, 2013, selling, general and administrative expenses (“SGA”) increased by $41,000, compared to the same period in 2012. SGA expenses as a percentage of net sales were 39.9% for the three-month period ended March 31, 2013, compared to 37.9% for the same period of 2012.

Sales and marketing expenses increased by approximately $61,000 in the first quarter of 2013, compared to the prior-year quarter. The aggregate increase included advertising/public relations expenses of $90,000, as we engaged in public relations efforts to bring greater awareness to the LunaRich product line and lunasin, in general. Our promotions expense increased by $80,000 primarily related to an increase in participants in a February incentive trip from Europe. These increases were offset in a decrease in distributor bonuses and other expenses directly related to the level of sales of approximately $69,000.

Salaries, benefits, and incentive compensation remained steady in the first quarter of 2013, compared to the prior-year quarter, as increases in salaries and benefit expenses of approximately $103,000 were offset by a decrease in incentive compensation expense of $102,000. Distribution and warehouse expenses decreased by $32,000 and other general and administrative expenses increased by approximately $11,000 in the first quarter of 2013, compared to the prior-year quarter. The increase in other general and administrative expenses included a charge for $44,000 in compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary.

Interest Income. Interest income increased to $37,000 during the first quarter of 2013 compared to $9,000 in the first quarter of 2012. The increase in interest income is the result of interest earned on the note receivable due from a distributor that was entered into in March 2012.

Interest Expense. Interest expense decreased to $18,000 during the first quarter of 2013 compared to $31,000 in the first quarter of 2012. The lower interest expense is the result of a decrease in the amount of debt compared to the prior year.

Other Income/Expense. Other income/expense in the first quarter of 2013 was a net expense of $27,000, compared to a net expense of $23,000 in the first quarter of 2012. The net expense in the first quarter in each year is primarily the result of foreign currency exchange losses in certain of our subsidiaries.

Income Taxes. We recorded income tax expense of $233,000 for the first three months of 2013, resulting in an effective rate of 54.5%. In the same period in 2012, we recorded income tax expense of $337,000, which represented an effective rate of 38.8%. Our effective rate is higher in 2013 due to losses incurred in the Philippines in the quarter for which there is no tax benefit.

Net Income. Our net income for the three months ended March 31, 2013 was approximately $195,000 ($0.02 per share basic and diluted), compared to approximately $532,000 ($0.04 per share basic and diluted) for the same period in 2012. Profitability decreased in the first quarter of 2013 as the result of the sales decreases and additional investments in staffing in Asia and Australia/New Zealand, coupled with the continued decrease in net sales in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2013 , we generated $609,000 of net cash from operating activities, $307,000 was used in investing activities, and we used $212,000 in financing activities. This compares to $1.77 million of net cash provided by operating activities, $2.32 million used in investing activities, and $154,000 used in financing activities in the same period of 2012. Cash and cash equivalents increased by $64,000 to $5.87 million as of March 31, 2013 compared to December 31, 2012.

Significant changes in working capital items consisted of an increase in inventory of $138,000, an increase in prepaid expenses/other current assets of $740,000, an increase in accounts payable and accrued expenses of $853,000, and an increase in income taxes payable of $156,000 in the first three months of 2013. The increase in inventory is to support the sales growth in Europe, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals and the increase in inventory. The increase in income taxes payable is a function of the timing of estimated tax payments.

Investing activities during the first three months of 2013 consisted of a net investment of $61,000 for capital expenditures, payments received on a distributor note receivable of $14,000, and $260,000 for key-man life insurance. Financing activities during the first three months of 2013 consisted of principal payments of $212,000 on long-term borrowings.

Stockholders’ equity increased to $15.77 million at March 31, 2013 compared to $15.58 million at December 31, 2012. The increase is due to our net income during the first three months of 2013 of $195,000 and a decline in the cumulative foreign currency translation adjustment of $17,000 due to the general weakening of the United States dollar. Our working capital balance was $5.89 million at March 31, 2013 compared to $5.88 million at December 31, 2012. The current ratio at March 31, 2013 was 1.79 compared to 1.89 at December 31, 2012.

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

We also renewed a revolving credit facility for $5 million with the Bank in September 2012. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2013. As of March 31, 2013, there were no outstanding borrowings on the revolving credit facility.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated September 30, 2012 between us and the Bank. A separate letter agreement stating the financial covenants related to the term loan and revolving credit facility was updated and amended on April 4, 2012 and continues in effect.

Under the terms of the amended letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $11 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. As of March 31, 2013, we were in compliance with all financial covenants.

Management believes that our internally generated funds coupled with cash on hand and the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2013.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 25-26 of our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2013.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2013, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: May 15, 2013

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 15, 2013

