Form 10-Q
period 2013-06-30
RELIV INTERNATIONAL INC
filed 2013-08-14
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s common stock as of August 2, 2013 was 12,615,595 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item No. 4	Controls and Procedures	15

Part II – Other Information

Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item No. 6	Exhibits	16

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2013	2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,255,963	$5,801,042
Accounts receivable, less allowances of $32,000 in 2013 and $35,700 in 2012	172,899	247,087
Accounts and note due from employees and distributors	141,372	109,346
Inventories
Finished goods	3,691,195	3,661,289
Raw materials	1,634,295	1,332,293
Sales aids and promotional materials	256,520	269,334
Total inventories	5,582,010	5,262,916

Refundable income taxes	22,261	10,632
Prepaid expenses and other current assets	1,396,611	688,669
Deferred income taxes	352,000	371,000
Total current assets	11,923,116	12,490,692

Other assets	231,365	206,022
Cash surrender value of life insurance	2,343,146	2,083,420
Note receivable due from distributor	1,876,119	1,923,000
Intangible assets, net	1,366,630	1,443,635

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,836,895	9,905,967
Machinery & equipment	3,769,327	3,767,910
Office equipment	1,194,484	1,231,215
Computer equipment & software	2,662,325	2,666,150
	18,346,594	18,454,805
Less: Accumulated depreciation	11,471,451	11,343,033
Net property, plant and equipment	6,875,143	7,111,772

Total assets	$24,615,519	$25,258,541

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2013	2012
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,441,196	$2,924,111
Distributors' commissions payable	1,952,110	2,293,019
Sales taxes payable	171,354	283,700
Payroll and payroll taxes payable	354,061	484,170
Total accounts payable and accrued expenses	5,918,721	5,985,000

Current maturities of long-term debt	444,807	629,631
Total current liabilities	6,363,528	6,614,631

Noncurrent liabilities:
Long-term debt, less current maturities	2,194,129	2,401,312
Deferred income taxes	166,000	289,000
Other noncurrent liabilities	630,162	371,728
Total noncurrent liabilities	2,990,291	3,062,040

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2013 and 2012	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,511,816 shares issued and 12,615,595 shares outstanding as of 6/30/2013; 14,511,816 shares issued and 12,619,640 shares outstanding as of 12/31/2012	14,512	14,512
Additional paid-in capital	30,097,038	30,074,801
Accumulated deficit	(8,828,504)	(8,557,178)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(560,267)	(494,550)
Treasury stock	(5,461,079)	(5,455,715)

Total stockholders' equity	15,261,700	15,581,870

Total liabilities and stockholders' equity	$24,615,519	$25,258,541

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012

Product sales	$14,165,463	$14,894,640	$31,054,921	$32,509,480
Handling & freight income	1,259,945	1,886,064	3,227,751	4,014,868

Net sales	15,425,408	16,780,704	34,282,672	36,524,348

Costs and expenses:
Cost of products sold	3,057,940	3,220,860	6,961,798	7,121,441
Distributor royalties and commissions	5,617,245	6,319,613	12,620,448	13,774,773
Selling, general and administrative	6,972,599	7,021,658	14,488,088	14,495,904

Total costs and expenses	15,647,784	16,562,131	34,070,334	35,392,118

Income (loss) from operations	(222,376)	218,573	212,338	1,132,230

Other income (expense):
Interest income	38,668	40,863	75,832	50,177
Interest expense	(18,493)	(31,295)	(35,995)	(62,214)
Other income / (expense)	(64,544)	(38,564)	(91,119)	(61,232)

Income (loss) before income taxes	(266,745)	189,577	161,056	1,058,961
Provision (benefit) for income taxes	(53,000)	87,000	180,000	424,000

Net income (loss)	$(213,745)	$102,577	$(18,944)	$634,961

Other comprehensive income (loss):
Foreign currency translation adjustment	(48,944)	(51,228)	(65,717)	58,544

Comprehensive income (loss)	$(262,689)	$51,349	$(84,661)	$693,505

Earnings (loss) per common share - Basic	$(0.02)	$0.01	$(0.00)	$0.05
Weighted average shares	12,616,000	12,507,000	12,617,000	12,499,000

Earnings (loss) per common share - Diluted	$(0.02)	$0.01	$(0.00)	$0.05
Weighted average shares	12,708,000	12,678,000	12,707,000	12,658,000

Cash dividends declared per common share	$0.02	$0.02	$0.02	$0.02

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2013	2012

Operating activities:
Net income (loss)	$(18,944)	$634,961
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	438,648	486,892
Stock-based compensation	22,237	78,984
Deferred income taxes	(103,000)	(35,000)
Foreign currency transaction (gain)/loss	99,779	14,401
(Increase) decrease in accounts receivable	50,322	(272,892)
(Increase) decrease in inventories	(410,442)	(171,933)
(Increase) decrease in refundable income taxes	(13,190)	96,387
(Increase) decrease in prepaid expenses and other current assets	(719,884)	(400,608)
(Increase) decrease in other assets	(25,343)	(3,155)
Increase (decrease) in income taxes payable	-	6,345
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	280,525	910,806

Net cash (used in) provided by operating activities	(399,292)	1,345,188

Investing activities:
Purchase of property, plant and equipment	(130,797)	(191,523)
Purchase of note and mortgage secured by underlying property	-	(2,000,000)
Payments received on distributor note receivable	35,352	-
Payment of life insurance premiums	(259,726)	(259,121)

Net cash used in investing activities	(355,171)	(2,450,644)

Financing activities:
Principal payments on long-term borrowings	(392,008)	(288,681)
Common stock dividends paid	(252,380)	(250,283)
Purchase of stock for treasury	(5,364)	(46,904)

Net cash used in financing activities	(649,752)	(585,868)

Effect of exchange rate changes on cash and cash equivalents	(140,864)	23,127

Increase (decrease) in cash and cash equivalents	(1,545,079)	(1,668,197)

Cash and cash equivalents at beginning of period	5,801,042	7,174,213

Cash and cash equivalents at end of period	$4,255,963	$5,506,016

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2013

Note 1—	Accounting Policies

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

Note 2—Basic and Diluted Earnings (Loss) per Share
Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30		Six Months ended June 30
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(213,745)	$102,577	$(18,944)	$634,961

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	12,616,000	12,507,000	12,617,000	12,499,000
Dilutive effect of employee stock options and other warrants	92,000	171,000	90,000	159,000

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	12,708,000	12,678,000	12,707,000	12,658,000

Basic earnings (loss) per share	$(0.02)	$0.01	$(0.00)	$0.05
Diluted earnings (loss) per share	$(0.02)	$0.01	$(0.00)	$0.05

Options and warrants to purchase 1,287,125 shares of common stock for the three months and six months ended June 30, 2013, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 1,143,863 shares of common stock for the three months and six months ended June 30, 2012, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2013

Note 3—Stock-based Compensation

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

The Company recognized stock-based compensation expense from all plans of approximately $10,576 and $25,708 in the three months ended June 30, 2013 and 2012, respectively. The Company recognized stock-based compensation expense from all plans of approximately $22,237 and $78,984 in the six months ended June 30, 2013 and 2012, respectively. This expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income (loss) and comprehensive income (loss).

Note 4—Fair Value of Financial Instruments
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

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

June 30, 2013

Long-term debt	$2,638,936	$2,638,936	-	$2,638,936	-
Note receivable	1,964,648	2,428,000	-	2,428,000	-
Marketable securities (a)	231,000	231,000	$231,000	-	-

December 31, 2012

Long-term debt	$3,030,943	$3,030,943	-	$3,030,943	-
Note receivable	2,000,000	2,640,000	-	2,640,000	-
Marketable securities (a)	206,000	206,000	$206,000	-	-

(a)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the condensed consolidated balance sheets.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2013

Note 5—Long-Term Debt

Long-term debt consists of the following:	June 30	December 31
	2013	2012

Term loan	$2,638,936	$2,807,298
Obligation for purchase of distributorship, as modified	-	223,645
	2,638,936	3,030,943
Less current maturities	444,807	629,631
	$2,194,129	$2,401,312

Originating in September 2012 with its primary lender, the term loan is for a period of thirty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. At June 30, 2013, the term loan's interest rate was 2.1943%. Monthly principal and interest are based on approximately a seven-year amortization. The aggregate outstanding balance of principal and interest is due and payable on November 30, 2015. The Company also has a $5 million revolving loan agreement with its primary lender. As of June 30, 2013, there have not been any revolver borrowings in 2013.

The term loan agreement and the revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters. These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5 to 1. At June 30, 2013, the Company was in compliance with its loan covenants.

The Company's obligation for purchase of a distributorship required monthly payments of principal and interest of $37,500 which ended in June 2013.

Note 6—Note Receivable Due from Distributor

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

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In the first half of 2013, while a permanent restructuring of the LMA's repayment terms are being negotiated, management and the Borrower have verbally agreed to a temporary LMA modification which prospectively requires the Borrower to make monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,964,648 and $2,000,000 as of June 30, 2013 and December 31, 2012, respectively.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2013

Note 7—Taxes

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Six Months ended June 30
	2013	2012

Income taxes at U.S. statutory rate	$55,000	$360,000
State income taxes, net of federal benefit	26,000	57,000
Higher/(lower) effective taxes on earnings in foreign countries	68,000	(44,000)
Foreign corporate income taxes	21,000	43,000
Other, net	10,000	8,000

	$180,000	$424,000

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company has made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of June 30, 2013 and December 31, 2012, management's estimated reserve (net of deposits) for this matter is approximately $70,000. There has been no change in this matter during the first six months of 2013.

Note 8—Long-Term Incentive Compensation Plan

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. Beginning April 2015, the Company may exercise a call option on one or more of the manager’s incentive amount; redeeming such amount in cash or a combination of cash and the Company’s common stock, depending upon the amount of the vested incentive. In the fourth quarter of 2012, the subsidiary’s 24-month financial performance became positive resulting in the recognition of compensation expense and a corresponding non-current liability of $88,500 in the Company’s 2012 consolidated financial statements. For the three months and six months ended June 30, 2013, compensation expense associated with this incentive plan was $156,100 and $201,500, respectively.

Note 9—Subsequent Event
In July 2013, a newly-formed, wholly-owned subsidiary of the Company has entered into a Technology License Agreement (TLA) with a privately-held company. The TLA provides the Company the exclusive license for certain intellectual property related to the nutritional ingredient lunasin and other soy-related peptides and proteins. In consideration, the Company will pay the licensor $2 million; $1.15 million paid at closing, with the remaining obligation paid over the next four years in a series of annual payments ranging from $150,000 to $250,000. Subject to certain minimum and maximum volume thresholds, the Company will also pay the licensor royalties of 5% of sales during the first five years of the TLA and royalties ranging from 1% to 3% of sales during the remaining life of the TLA. The transaction was closed on July 23, 2013, and was primarily funded by a borrowing of $1.15 million from the company’s revolving loan agreement. The Company anticipates accounting for the TLA as a long-term finite-lived asset to be amortized over the life of the agreement.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and a sweetner. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.6% of worldwide net sales for the six months ended June 30, 2013 and 2012. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate remotely in Ireland, France, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore and Brunei from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2013, consisted of approximately 53,390 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. In the United States effective March 1, 2013, we implemented a retail price increase, offset by a reduced shipping charge. After the price change, wholesale pricing discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which was generally equal to the retail price of each product prior to the price increase. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2013 and 2012. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	19.8	19.2	20.3	19.5
Distributor royalties and commissions	36.4	37.7	36.8	37.7
Selling, general and administrative	45.2	41.8	42.3	39.7

Income (loss) from operations	(1.4)	1.3	0.6	3.1
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Interest and other income (expense)	(0.2)	0.0	(0.1)	0.0

Income (loss) before income taxes	(1.7)	1.1	0.4	2.9
Provision (benefit) for income taxes	(0.3)	0.5	0.5	1.2

Net income (loss)	(1.4)%	0.6%	(0.1)%	1.7%

Net Sales.  Overall net sales decreased by 8.1% in the three months ended June 30, 2013 compared to the same period in 2012. During the second quarter of 2013, sales in the United States decreased by 8.6%, and international sales decreased by 6.3% over the prior-year period. For the six months ended June 30, 2013, consolidated net sales decreased by 6.1% compared to the same period in 2012. In the first half of 2013, net sales in the United States decreased by 6.2% and international sales decreased by 6.0% over the same period in 2012.

The following table summarizes net sales by geographic market for the three months ended June 30, 2013 and 2012.

	Three months ended June 30,
	2013		2012		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
		(dollars in thousands)
United States	$11,828	76.7%	$12,943	77.1%	$(1,115)	(8.6)%
Australia/New Zealand	524	3.4	480	2.9	44	9.2
Canada	372	2.4	439	2.6	(67)	(15.3)
Mexico	256	1.7	271	1.6	(15)	(5.5)
Europe	1,960	12.7	1,741	10.4	219	12.6
Asia	485	3.1	907	5.4	(422)	(46.5)
Consolidated total	$15,425	100.0%	$16,781	100.0%	$(1,356)	(8.1)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2013 and 2012.

	Six months ended June 30,
	2013		2012		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
		(dollars in thousands)
United States	$26,938	78.6%	$28,713	78.6%	$(1,775)	(6.2)%
Australia/New Zealand	973	2.8	1,020	2.8	(47)	(4.6)
Canada	926	2.7	989	2.7	(63)	(6.4)
Mexico	534	1.6	558	1.6	(24)	(4.3)
Europe	3,979	11.6	3,335	9.1	644	19.3
Asia	933	2.7	1,909	5.2	(976)	(51.1)
Consolidated total	$34,283	100.0%	$36,524	100.0%	$(2,241)	(6.1)%

The following table sets forth, as of June 30, 2013 and 2012, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.

	June 30, 2013		June 30, 2012		% Change
	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above
United States	38,860	4,180	42,080	4,790	(7.7)%	(12.7)%
Australia/New Zealand	1,570	200	1,940	130	(19.1)	53.8
Canada	1,260	180	1,320	200	(4.5)	(10.0)
Mexico	1,150	130	1,800	150	(36.1)	(13.3)
Europe	6,490	780	6,020	600	7.8	30.0
Asia	4,060	440	6,070	550	(33.1)	(20.0)
Consolidated total	53,390	5,910	59,230	6,420	(9.9)%	(7.9)%

In the United States, net sales were down 8.6% in the second quarter of 2013 compared to the same period in 2012.  Sales declined in the second quarter of 2013 as distributor activity and the number of new and requalifying Master Affiliates and above in the United States continued to decline. This decline is shown in the form of a decrease in the number of active distributors and distributors at the level of Master Affiliate and above, along with a decrease in the number of new distributor enrollments. The number of active distributors in the United States as of June 30, 2013 decreased by 7.7% to 38,860, compared to the number of active distributors as of June 30, 2012. During the second quarter of 2013, approximately 2,637 new distributors were enrolled, compared to 3,146 new distributor enrollments in the prior-year quarter, a decline of 16.2%.  In the second quarter of 2013, approximately 289 distributors qualified as new Master Affiliates, compared to approximately 332 in the prior-year quarter, a decline of 13.0%. As a result, the number of Master Affiliates and above as of June 30, 2013 decreased by 12.7% as compared to the number of Master Affiliates and above as of June 30, 2012. Distributor retention was 65.3% for the first six months of 2013 compared to a rate of 66.5% for all of 2012. For the six-month period ended June 30, 2013, the decline in net sales in the United States compared to the prior-year period were due to these same factors, as new distributor enrollments and new Master Affiliate qualifications in the first half of 2013 declined by 12.2% and 11.6%, respectively, compared to the same period in 2012.

In the second quarter of 2013, we processed approximately 49,680 orders in the United States for products at an average order of $327 at suggested retail. In the same period of 2012, we processed approximately 54,490 product orders at an average order of $306 at suggested retail. The increase in the average order amount is attributable to the price increase earlier in 2013; however, the decline in the number of orders processed is attributable to the decline in distributor activity.

In addition to the changes to distributor pricing and freight charges in March 2013, our efforts to increase distributor activity and ordering in the United States is focused on product innovation. We have continued our product developments on our LunaRich™-based products. In January 2013, we launched our latest product, LunaRich X, and a new points-based LunaRich wellness system. LunaRich X is a capsule sold in 30-count bottles and contains the most concentrated form of lunasin currently available. Lunasin is the peptide scientists have identified as the key to many of soy’s documented health benefits. LunaRich X accounted for 8.5 percent of U.S. net sales in the second quarter of 2013.

During the three months ended June 30, 2013, net sales in our international operations decreased in aggregate by 6.3% to $3.60 million compared to $3.84 million for the three months ended June 30, 2012. For the six-month period ended June 30, 2013, international net sales decreased by 6.0% to $7.34 million compared to $7.81 million in the same period in 2012. When measured on a constant currency basis, sales increased in Europe, but were offset by declines in Australia/New Zealand, Canada, Mexico, and Asia during the first half of 2013. When net sales are converted using the 2012 exchange rate for both 2012 and 2013, international net sales decreased by 5.5% for the first half of 2013 compared to the first half of the prior year. Regional sales results on a constant currency basis for the first six months of 2013 compared to the same period of 2012 were as follows: Australia/New Zealand net sales decreased 4.0%, Canada net sales decreased 5.5%, Mexico net sales decreased 9.1%, Europe net sales increased 21.8%, and Asian sales decreased 52.7%.

 In Europe, strong distributor activity and growth in the number of orders processed, along with a strong base of distributors at the rank of Master Affiliate and above, continued in the second quarter of 2013. Net sales increased by 16.1% in the second quarter of 2013 and increased by 21.8% for the first half of 2013, when measured on a constant currency basis, compared to the prior-year periods. Total order count increased to 11,100 in the first half of 2013 compared to 9,623 in the same period last year, an increase of 15.3%. New distributor enrollments were 2,598 in the first half of 2013, compared to 3,103 in the same period in 2012, a decrease of 16.3%. The number of distributors at the rank of Master Affiliate and above increased by 30.0% as of June 30, 2013 compared to a year ago, and new Master Affiliate qualifications were 265 in the first half of 2013, compared to 274 in the same period in 2012, a decrease of 3.3%.

In Asia, sales declined as the result of an on-going transition of the business model in the region and changes in management in certain of the local markets. In the Philippines, we have introduced initiatives to bring in new Master Affiliates at a lower qualification level and to increase focus on retail sales by distributors. However, sales have declined while we are executing the implementation and distributor training of these initiatives. On a constant currency basis, sales in the Philippines declined by 55.9% in the first half of 2013 compared to the prior-year period. In the Malaysia/Singapore/Brunei markets, similar changes are being introduced and in April 2013 we hired a new sales manager for these markets. In these markets, sales have declined by 30.2% in the first half of 2013 compared to the prior-year period.

In Australia/New Zealand, sales declined by 4.0% in the first half of 2013 compared to the prior-year first half. To improve sales in that region, we have implemented pricing and freight charge structure changes similar to the United States in May 2013 along with other initiatives. Sales in the region increased by 10.0% on a constant currency basis in the second quarter of 2013 compared to the prior-year quarter.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 19.8% for the three-month period ended June 30, 2013, compared to 19.2% for the same period in 2012. For the six-month period ended June 30, 2013, cost of products sold as a percentage of net sales was 20.3%, compared to 19.5% in the prior-year period. Gross margins decreased in the first six months of 2013 compared to the prior-year period as the result of increases in the cost of various raw materials and other production costs.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 36.4% and 36.8% for both the three- and six-month periods ended June 30, 2013, respectively, compared to 37.7% for both the three- and six-month periods in 2012. The decrease as a percentage of net sales is the result of the retail price increase and commission adjustments effective March 1, 2013 in the United States. After the price change, wholesale discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is generally equal to the retail price of each product prior to the price increase.

Selling, General and Administrative Expenses. For the three months ended June 30, 2013, selling, general and administrative, or SGA, expenses decreased by $49,000, compared to the same period in 2012. SGA expenses as a percentage of net sales were 45.2% and 41.8% for the three-month periods ended June 30, 2013 and 2012, respectively.  For the six-month period ended June 30, 2013, SGA expenses decreased by $8,000 when compared to the same period in 2012. SGA expenses as a percentage of net sales were 42.3% and 39.7% for the six-month periods ended June 30, 2013 and 2012, respectively.

Sales and marketing expenses decreased by approximately $182,000 in the first six months of 2013, compared to the prior-year period. The majority of the decrease, $145,000, is attributable to a decrease in distributor bonuses and other expenses directly related to the level of sales.

Salaries, benefits, and incentive compensation increased by $56,000 in the first six months of 2013, compared to the prior-year period, as increases in salaries and benefit expenses of approximately $161,000 were offset by a decrease in incentive compensation expense of $105,000. Distribution and warehouse expenses increased by $3,000 and other general and administrative expenses increased by approximately $115,000 in the first six months of 2013, compared to the prior-year period. The increase in other general and administrative expenses included $201,000 in compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary that began accruing in the fourth quarter of 2012.

Interest Income. Interest income increased to $76,000 during the first half of 2013 compared to $50,000 in the first half of 2012. The increase in interest income is the result of interest earned on the note receivable due from a distributor that was entered into in March 2012.

Interest Expense. Interest expense decreased to $36,000 during the first half of 2013 compared to $62,000 in the same period of 2012. The lower interest expense is the result of a decrease in the amount of debt compared to the prior year.

Other Income/Expense. Other income/expense in the first half of 2013 was a net amount of expense of $91,000, compared to a net amount of expense of $61,000 in the first half of 2012. The net expense in both years is primarily the result of foreign currency losses in certain of our subsidiaries.

Income Taxes. We recorded income tax expense of $180,000 for the first six months of 2013, an effective rate of 111.8%. In the same period in 2012, we recorded income tax expense of $424,000, which represented an effective rate of 40.0%. Our effective rate is higher in 2013 due to losses incurred in the Philippines in the six-month period for which there is no tax benefit. Also impacting our effective tax rate is a higher effective state income tax rate due to various state income tax statutes which include or exclude certain portions of our domestic and foreign operating results from the respective states taxable income. If the 2013 year-to-date loss in the Philippines of $201,000 were excluded from the calculation, our effective tax rate would be 49.7%.

Net Income. Our net loss for the three and six months ended June 30, 2013 was ($214,000), or ($0.02) per share basic and diluted, and ($19,000), or ($0.00) per share basic and diluted, respectively. This compares to net income of $103,000, $0.01 per share basic and diluted, and $635,000, $0.05 per share basic and diluted, for the same periods in 2012. Profitability declined in the second quarter of 2013 when compared to the prior-year period primarily as the result of the decline in net sales in the United States and Asia, coupled with the income tax effect of the non-deductible losses in the Philippines.  For the six-month periods, the net loss in 2013 is the result of the same factors.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2013, we used $399,000 of net cash in operating activities, used $355,000 in investing activities, and used $650,000 in financing activities. This compares to $1.35 million of net cash provided by operating activities, $2.45 million used in investing activities, and $586,000 used in financing activities in the same period of 2012. Cash and cash equivalents decreased by $1.55 million to $4.26 million as of June 30, 2013 compared to $5.80 million as of December 31, 2012.

Significant changes in working capital items consisted of an increase in inventory of $410,000, an increase in prepaid expenses/other current assets of $720,000, and an increase in accounts payable and accrued expenses of $280,000 in the first six months of 2013. The increase in inventory is to support the sales growth in Europe and the growth in the sales of the LunaRich X capsules, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals and the increase in inventory.

Investing activities during the first six months of 2013 consisted of a net investment of $131,000 for capital expenditures, payments received on a distributor note receivable of $35,000, and $260,000 paid for key-man life insurance. Financing activities during the first six months of 2013 consisted of principal payments of $392,000 on long-term borrowings, $252,000 in cash dividends paid, and $5,000 in treasury stock purchased.

Stockholders’ equity decreased to $15.26 million at June 30, 2013 compared to $15.58 million at December 31, 2012. The decrease is due to our net loss during the first six months of 2013 of $19,000 and a decline in the cumulative foreign currency translation adjustment of $66,000 due to the strengthening of the United States dollar, further offset by cash dividends paid of $252,000. Our working capital balance was $5.56 million at June 30, 2013 compared to $5.88 million at December 31, 2012. The current ratio at June 30, 2013 was 1.87 compared to 1.89 at December 31, 2012.

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

We also renewed a revolving credit facility for $5 million with the Bank in September 2012. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of September 30, 2013. As of June 30, 2013, there were no outstanding borrowings on the revolving credit facility. On August 5, 2013, we drew $1.15 million to fund the amount due under a Technology License Agreement entered into July 23, 2013. This Agreement provides us the exclusive license for certain intellectual property related to lunasin and other soy-related peptides and proteins. Further details regarding the transaction are described in Note 9 to the Consolidated Financial Statements.

The amended terms of the term loan and revolving credit facility are reflected in separate promissory notes dated September 30, 2012 between us and the Bank. A separate letter agreement stating the financial covenants related to the term loan and revolving credit facility was updated and amended on April 4, 2012 and continues in effect.

Under the terms of the amended letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $11 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1. The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri. As of June 30, 2013, we were in compliance with all financial covenants.

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

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2013, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1-30, 2013	4,045	$1.33	4,045	—

Total	4,045		4,045

(1)  The share repurchase plan approved by the Company’s Board of Directors in April 2011 expired at the end of April 2013.

Item No. 6 – Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2013

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 14, 2013