Form 10-Q
period 2013-09-30
RELIV INTERNATIONAL INC
filed 2013-11-14
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

  FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2013 was 12,616,031 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item No. 4	Controls and Procedures	17

PART II – OTHER INFORMATION

Item No. 6	Exhibits	17

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2013	2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,744,193	$5,801,042
Accounts receivable, less allowances of $23,000 in 2013 and $35,700 in 2012	253,864	247,087
Accounts and note due from employees and distributors	137,408	109,346
Inventories
Finished goods	3,546,598	3,661,289
Raw materials	1,287,522	1,332,293
Sales aids and promotional materials	245,938	269,334
Total inventories	5,080,058	5,262,916

Refundable income taxes	34,589	10,632
Prepaid expenses and other current assets	1,004,792	688,669
Deferred income taxes	317,000	371,000
Total current assets	12,571,904	12,490,692

Other assets	236,093	206,022
Cash surrender value of life insurance	2,343,146	2,083,420
Note receivable due from distributor	1,853,146	1,923,000
Intangible assets, net	3,263,436	1,443,635

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,932,799	9,905,967
Machinery & equipment	3,776,451	3,767,910
Office equipment	1,240,606	1,231,215
Computer equipment & software	2,682,818	2,666,150
	18,516,237	18,454,805
Less: Accumulated depreciation	11,636,219	11,343,033
Net property, plant and equipment	6,880,018	7,111,772

Total assets	$27,147,743	$25,258,541

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2013	2012
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,099,679	$2,924,111
Distributors' commissions payable	2,261,085	2,293,019
Sales taxes payable	373,136	283,700
Payroll and payroll taxes payable	369,675	484,170
Total accounts payable and accrued expenses	6,103,575	5,985,000

Revolving line of credit	1,150,000	-
Current maturities of long-term debt	563,659	629,631
Total current liabilities	7,817,234	6,614,631

Noncurrent liabilities:
Long-term debt, less current maturities	2,747,455	2,401,312
Deferred income taxes	292,000	289,000
Other noncurrent liabilities	695,362	371,728
Total noncurrent liabilities	3,734,817	3,062,040

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2013 and 2012	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,512,252 shares issued and 12,616,031 shares outstanding as of 9/30/2013; 14,511,816 shares issued and 12,619,640 shares outstanding as of 12/31/2012	14,513	14,512
Additional paid-in capital	30,107,650	30,074,801
Accumulated deficit	(8,535,799)	(8,557,178)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(529,593)	(494,550)
Treasury stock	(5,461,079)	(5,455,715)

Total stockholders' equity	15,595,692	15,581,870

Total liabilities and stockholders' equity	$27,147,743	$25,258,541

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income and Comprehensive Income

(unaudited)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012

Product sales	$15,241,597	$13,571,674	$46,296,517	$46,081,154
Handling & freight income	1,297,867	1,704,862	4,525,618	5,719,730

Net sales	16,539,464	15,276,536	50,822,135	51,800,884

Costs and expenses:
Cost of products sold	3,529,027	3,052,687	10,490,825	10,174,128
Distributor royalties and commissions	5,974,652	5,737,908	18,595,100	19,512,681
Selling, general and administrative	6,633,771	6,517,747	21,121,858	21,013,651

Total costs and expenses	16,137,450	15,308,342	50,207,783	50,700,460

Income (loss) from operations	402,014	(31,806)	614,352	1,100,424

Other income (expense):
Interest income	37,240	36,681	113,072	86,858
Interest expense	(22,187)	(20,124)	(58,182)	(82,338)
Other income / (expense)	28,637	437,745	(62,482)	376,513

Income before income taxes	445,704	422,496	606,760	1,481,457
Provision for income taxes	153,000	135,000	333,000	559,000

Net income	$292,704	$287,496	$273,760	$922,457

Other comprehensive income (loss):
Foreign currency translation adjustment	30,674	44,266	(35,043)	102,810

Comprehensive income	$323,378	$331,762	$238,717	$1,025,267

Earnings per common share - Basic	$0.02	$0.02	$0.02	$0.07
Weighted average shares	12,616,000	12,480,000	12,617,000	12,499,000

Earnings per common share - Diluted	$0.02	$0.02	$0.02	$0.07
Weighted average shares	12,842,000	12,636,000	12,785,000	12,657,000

Cash dividends declared per common share	$-	$-	$0.02	$0.02

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2013	2012

Operating activities:
Net income	$273,760	$922,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	678,689	724,224
Stock-based compensation	32,271	90,911
Non-cash gain on loan modification	-	(410,320)
Deferred income taxes	52,371	192,315
Foreign currency transaction (gain)/loss	51,867	(34,805)
(Increase) decrease in accounts receivable	(31,966)	46,912
(Increase) decrease in inventories	135,445	(571,275)
(Increase) decrease in refundable income taxes	(23,501)	(154,252)
(Increase) decrease in prepaid expenses and other current assets	(325,147)	(201,100)
(Increase) decrease in other assets	(30,071)	(15,219)
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	485,710	466,794

Net cash provided by operating activities	1,299,428	1,056,642

Investing activities:
Purchase of property, plant and equipment	(303,290)	(390,778)
Purchase of note and mortgage secured by underlying property	-	(2,000,000)
Payments received on distributor note receivable	56,990	-
Acquisition of lunasin technology agreement	(1,150,000)	-
Payment of life insurance premiums	(259,726)	(259,121)

Net cash used in investing activities	(1,656,026)	(2,649,899)

Financing activities:
Proceeds from revolving line of credit borrowings	1,150,000	-
Principal payments on long-term borrowings	(527,591)	(465,634)
Common stock dividends paid	(252,380)	(250,283)
Proceeds from options and warrants exercised	579	-
Purchase of stock for treasury	(5,364)	(69,386)

Net cash provided by (used in) financing activities	365,244	(785,303)

Effect of exchange rate changes on cash and cash equivalents	(65,495)	105,430

Increase (decrease) in cash and cash equivalents	(56,849)	(2,273,130)

Cash and cash equivalents at beginning of period	5,801,042	7,174,213

Cash and cash equivalents at end of period	$5,744,193	$4,901,083

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

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

Note 2—	Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30		Nine Months ended September 30
	2013	2012	2013	2012
Numerator:
Net income	$292,704	$287,496	$273,760	$922,457

Denominator:
Denominator for basic earnings per
share—weighted average shares	12,616,000	12,480,000	12,617,000	12,499,000
Dilutive effect of employee stock options
and other warrants	226,000	156,000	168,000	158,000

Denominator for diluted earnings per
share—adjusted weighted average shares	12,842,000	12,636,000	12,785,000	12,657,000

Basic earnings per share	$0.02	$0.02	$0.02	$0.07
Diluted earnings per share	$0.02	$0.02	$0.02	$0.07

Options and warrants to purchase 1,103,500 shares of common stock and 1,117,161 shares of common stock for the three months and nine months ended September 30, 2013, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 1,143,863 shares of common stock for the three months and nine months ended September 30, 2012, respectively, were not included in the denominator for diluted earnings per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Note 3—	Stock-based Compensation

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

The Company recognized stock-based compensation expense from all plans of approximately $10,034 and $11,927 in the three months ended September 30, 2013 and 2012, respectively. The Company recognized stock-based compensation expense from all plans of approximately $32,271 and $90,911 in the nine months ended September 30, 2013 and 2012, respectively. This expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income and comprehensive income.

Note 4—	Fair Value of Financial Instruments

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

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

September 30, 2013

Long-term debt	$4,461,114	$4,461,114	-	$4,461,114	-
Note receivable	1,943,010	2,409,000	-	2,409,000	-
Marketable securities (a)	236,000	236,000	$236,000	-	-

December 31, 2012

Long-term debt	$3,030,943	$3,030,943	-	$3,030,943	-
Note receivable	2,000,000	2,640,000	-	2,640,000	-
Marketable securities (a)	206,000	206,000	$206,000	-	-

(a) Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the condensed consolidated balance sheets.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Note 5—	Debt

	September 30	December 31
	2013	2012

Term loan	$2,503,352	$2,807,298
Obligation for purchase of technology license, net	807,762	-
Obligation for purchase of distributorship, as modified	-	223,645
	3,311,114	3,030,943
Less current maturities	563,659	629,631
Total long-term debt	$2,747,455	$2,401,312

Revolving line of credit	$1,150,000	$-

Total debt	$4,461,114	$3,030,943

Originating in September 2012 with its primary lender, the term loan is for a period of thirty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. At September 30, 2013, the term loan's interest rate was 2.1821%. Monthly principal and interest are based on approximately a seven-year amortization. The aggregate outstanding balance of principal and interest is due and payable on November 30, 2015.

The Company also has an available $5 million revolving line of credit agreement with its primary lender. During the quarter ended September 30, 2013, the Company borrowed $1,150,000 under its revolver. The revolver's interest rate is a floating interest rate based on the 30-day LIBOR plus 1.85% and interest is payable monthly. At September 30, 2013, the revolver's interest rate was 2.0321%. In September 2013, the term of the Company's revolving line of credit agreement was extended to December 31, 2013 with unpaid borrowings, if any, due at that time.

The term loan agreement and the revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters. These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5 to 1. At September 30, 2013, the Company was in compliance with its loan covenants.

As described further in Note 9 of these consolidated financial statements, in connection with its July 2013 acquisition of a technology license, the Company incurred an obligation of $804,661 (net of original issue discount of $45,339).

The Company's obligation for purchase of a distributorship required monthly payments of principal and interest of $37,500 which ended in June 2013.

Note 6—	Long-Term Incentive Compensation Plan

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. Beginning April 2015, the Company may exercise a call option on one or more of the manager’s incentive amount; redeeming such amount in cash or a combination of cash and the Company’s common stock, depending upon the amount of the vested incentive. In the fourth quarter of 2012, the subsidiary’s 24-month financial performance became positive resulting in the recognition of compensation expense and a corresponding non-current liability of $88,500 in the Company’s 2012 consolidated financial statements. For the three months and nine months ended September 30, 2013, compensation expense associated with this incentive plan was $66,000 and $266,500, respectively, and is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income and comprehensive income.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Note 7—    Taxes

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Nine Months ended September 30
	2013	2012

Income taxes at U.S. statutory rate	$206,000	$504,000
State income taxes, net of federal benefit	60,000	81,000
Higher/(lower) effective taxes on earnings in foreign countries	77,000	(20,000)
Foreign corporate income taxes	30,000	35,000
Other, net	(40,000)	(41,000)

	$333,000	$559,000

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of September 30, 2013 and December 31, 2012, management's estimated reserve (net of deposits) for this matter is approximately $70,000. There has been no change in this matter during the first nine months of 2013.

Note 8—	Note Receivable Due from Distributor

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

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In 2013, while a permanent restructuring of the LMA's repayment terms are being negotiated, management and the Borrower verbally agreed to a temporary LMA modification which, beginning February 2013, requires the Borrower to make monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,943,010 and $2,000,000 as of September 30, 2013 and December 31, 2012, respectively.

Reliv International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Note 9—	Acquisition of Lunasin Technology License

In July 2013, a newly-formed, wholly-owned subsidiary of the Company entered into a Technology License Agreement (TLA) with a privately-held company. The TLA provides the Company the exclusive license for certain intellectual property related to the nutritional ingredient lunasin and other soy-related peptides and proteins. In consideration for the TLA, the Company agreed to pay the licensor a purchase price of $2 million; $1.15 million paid at closing, with the remaining obligation (non-interest bearing) paid over the next four years in a series of annual payments ranging from $150,000 to $250,000 as stated in the agreement. Subject to certain minimum and maximum volume thresholds, the Company may also pay the licensor royalties of 5% of sales during the first five years of the TLA and royalties ranging from 1% to 3% of sales during the remaining life of the TLA. The transaction closed on July 23, 2013, and was funded by a borrowing of $1.15 million from the company’s revolving loan agreement. The Company has accounted for the TLA as an asset purchase acquisition consisting of a long-term finite-lived asset to be amortized over the life of the associated intellectual property (approximately seventeen years).

Note 10 —   Intangible Assets

In addition to the lunasin technology license described in Note 9 to these consolidated financial statements, the Company also has intangible assets relating to its 2009 purchase of a Reliv distributorship. Total intangible assets are as follows:

	Gross Carrying Amount		Accumulated Amortization
	September 30	December 31	September 30	December 31
Intangible Assets	2013	2012	2013	2012

Distributorship and related agreements	$2,060,000	$2,060,000	$731,872	$616,365
Lunasin technology license	1,954,661	-	19,353	-

	$4,014,661	$2,060,000	$751,225	$616,365

Amortization expense for intangible assets totaled $57,855 and $38,502 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for intangible assets totaled $134,860 and $115,507 for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income and comprehensive income. Amortization expense for intangible assets for the fourth quarter of 2013 is estimated to be $68,000 and for the next five fiscal years is estimated to be:

Intangible
Amorization
Fiscal year ending December 31:
2014	$270,000
2015	270,000
2016	255,000
2017	226,000
2018	226,000

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

Item No. 2 - Management’s Discussion and Analysis of FinancialCondition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  The following discussion and analysis discusses the financial condition and results of our operations on a consolidated basis, unless otherwise indicated.

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and a sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.9% and 78.7% of worldwide net sales for the nine months ended September 30, 2013 and 2012, respectively.  Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom.  We also operate remotely in Ireland, France, Germany, Austria and the Netherlands from our U.K. distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2013, consisted of approximately 51,920 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail.  In the United States, effective March 1, 2013, we implemented a retail price increase, offset by a reduced shipping charge.  After the price change, wholesale pricing discounts on distributor orders are based on the retail value of the product.  Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which was generally equal to the retail price of each product prior to the price increase.  Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption.  Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2013 and 2012. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	21.4	20.0	20.6	19.6
Distributor royalties and commissions	36.1	37.6	36.6	37.7
Selling, general and administrative	40.1	42.6	41.6	40.6

Income (loss) from operations	2.4	(0.2)	1.2	2.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.2)
Interest and other income	0.4	3.1	0.1	1.0

Income before income taxes	2.7	2.8	1.2	2.9
Provision for income taxes	0.9	0.9	0.7	1.1

Net income	1.8%	1.9%	0.5%	1.8%

Net Sales.  Overall net sales increased by 8.3% in the three months ended September 30, 2013 compared to the same period in 2012.  During the third quarter of 2013, sales in the United States increased by 9.0%, and international sales increased by 5.4% over the prior-year period.  For the nine months ended September 30, 2013, consolidated net sales decreased by 1.9% compared to the same period in 2012.  In the first nine months of 2013, net sales in the United States decreased by 1.7% and international sales decreased by 2.7% over the same period in 2012.

The following table summarizes net sales by geographic market for the three months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013		2012		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$13,163	79.6%	$12,073	79.0%	$1,090	9.0%
Australia/New Zealand	429	2.6	462	3.0	(33)	(7.1)
Canada	384	2.3	381	2.5	3	0.8
Mexico	225	1.4	274	1.8	(49)	(17.9)
Europe	1,685	10.2	1,389	9.1	296	21.3
Asia	653	3.9	698	4.6	(45)	(6.4)
Consolidated total	$16,539	100.0%	$15,277	100.0%	$1,262	8.3%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
	2013		2012		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$40,101	78.9%	$40,786	78.7%	$(685)	(1.7)%
Australia/New Zealand	1,402	2.8	1,482	2.9	(80)	(5.4)
Canada	1,310	2.6	1,370	2.7	(60)	(4.4)
Mexico	759	1.5	832	1.6	(73)	(8.8)
Europe	5,664	11.1	4,724	9.1	940	19.9
Asia	1,586	3.1	2,607	5.0	(1,021)	(39.2)
Consolidated total	$50,822	100.0%	$51,801	100.0%	$(979)	(1.9)%

The following table sets forth, as of September 30, 2013 and 2012, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.  Beginning with the September 30, 2013 data, the active distributor count for Europe includes our preferred customers in France.  This program began in mid-2013 and the Europe active distributor count as of September 30, 2013 includes 1,040 preferred customers.

	September 30, 2013		September 30, 2012		% Change
	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above
United States	38,670	4,830	41,300	4,990	(6.4)%	(3.2)%
Australia/New Zealand	1,470	200	1,910	150	(23.0)	33.3
Canada	1,270	220	1,270	210	0.0	4.8
Mexico	1,080	150	1,810	150	(40.3)	0.0
Europe	5,800	820	6,440	650	(9.9)	26.2
Asia	3,630	450	5,840	560	(37.8)	(19.6)
Consolidated total	51,920	6,670	58,570	6,710	(11.4)%	(0.6)%

United States

In the United States, net sales were up 9.0% in the third quarter of 2013 compared to the same period in 2012.   Sales increased in the third quarter of 2013 in response to the continued marketing effort around our LunaRich™-based products, coupled with the response to our Ignition Master Affiliate qualification promotion.  U.S. third-quarter net sales were led by the flagship products in the LunaRich line, Reliv Now® and LunaRich X™, which made up 18.1 and 13.2 percent of U.S. sales, respectively.

Under the Ignition Master Affiliate qualification promotion, new distributors can qualify as a Master Affiliate at 60% of the sales volume previously required.  This promotion initially ran through the months of August through October, but has been extended through the end of 2013.  As a result, in the third quarter of 2013, approximately 694 distributors qualified as new Master Affiliates, compared to approximately 284 in the prior-year quarter, an increase of 144.4%.  The number of Master Affiliates and above as of September 30, 2013 decreased by 3.2% as compared to the number of Master Affiliates and above as of September 30, 2012; however, the percentage decline improved compared to previous quarters in 2013.  Other key statistics show improvement as well.  During the third quarter of 2013, approximately 2,870 new distributors were enrolled, compared to 2,768 new distributor enrollments in the prior-year quarter, an increase of 3.7%.  However, the number of active distributors in the United States as of September 30, 2013 decreased by 6.4% to 38,670, compared to the number of active distributors as of September 30, 2012.  Distributor retention was 67.8% for the first nine months of 2013 compared to a rate of 66.5% for all of 2012.

For the nine-month period ended September 30, 2013, net sales in the United States declined by 1.7%.  This is an improvement from the decline in U.S. net sales through the six-months ended June 30, 2013 of 6.2%, but new distributor enrollments remain down by 7.3% in the first nine months of 2013 compared to the same period in 2012.   Based on the strength of the Ignition promotion described above, new Master Affiliate qualifications increased by 32.0% during the nine-month period of 2013 versus the prior-year period.

In the third quarter of 2013, we processed approximately 51,544 orders in the United States for products at an average order of $353 at suggested retail.  In the same period of 2012, we processed approximately 52,718 product orders at an average order of $303 at suggested retail.  The increase in the average order amount is attributable to the price increase earlier in 2013 coupled with the MA qualification promotion, offset by the decline in the number of orders processed, which is attributable to the decline in the active distributor base.

In addition to the changes to distributor pricing and freight charges in March 2013, our efforts to increase distributor activity and ordering in the United States is focused on product innovation.  We have continued our product developments on our LunaRich-based products.  In January 2013, we launched our latest product, LunaRich X, and a new points-based LunaRich wellness system.  LunaRich X is a capsule sold in 30- and 120-count bottles and contains the most concentrated form of lunasin currently available. Lunasin is the peptide scientists have identified as the key to many of soy’s documented health benefits.

International Operations

During the three months ended September 30, 2013, net sales in our international operations increased in aggregate by 5.4% to $3.38 million compared to $3.20 million for the three months ended September 30, 2012.  For the nine-month period ended September 30, 2013, international net sales decreased by 2.7% to $10.72 million compared to $11.01 million in the same period in 2012.  When measured on a constant currency basis, sales increased in Europe, but were offset by declines in Australia/New Zealand, Canada, Mexico, and Asia during the first nine months of 2013.  When net sales are converted using the 2012 exchange rate for both 2012 and 2013, international net sales decreased by 1.3% for the first nine months of 2013 compared to the first nine months of the prior year.  Regional sales results on a constant currency basis for the first nine months of 2013 compared to the same period of 2012 were as follows:  Australia/New Zealand net sales decreased 1.7%, Canada net sales decreased 2.4%, Mexico net sales decreased 12.6%, Europe net sales increased 22.3%, and Asian sales decreased 39.7%.

In Europe, strong distributor activity and growth in the number of orders processed continued in the third quarter of 2013.  Net sales increased by 23.7% in the third quarter of 2013 and increased by 22.3% for the first nine months of 2013, when measured on a constant currency basis, compared to the prior-year periods. Total order count increased to 16,502 in the first nine months of 2013 compared to 13,818 in the same period last year, an increase of 19.4%.  New distributor enrollments were 3,401 in the first nine months of 2013, compared to 3,963 in the same period in 2012, a decrease of 14.2%.   In France, we established a new preferred customer program during mid-2013.  This program took the place of many who would have enrolled as Retail Distributors (20% discount level).  As of September 30, 2013, we had 1,040 of these preferred customers in Europe, and accordingly, we now include these preferred customers in our active distributor count in the region.  The number of distributors at the rank of Master Affiliate and above increased by 26.2% as of September 30, 2013 compared to a year ago, and new Master Affiliate qualifications were 352 in the first nine months of 2013, compared to 356 in the same period in 2012, a decrease of 1.1%.

In Asia, sales declined as the result of an on-going transition of the business model in the region and changes in management in certain of the local markets.  In the Philippines, we have introduced initiatives to bring in new Master Affiliates at a lower qualification level and to increase focus on retail sales by distributors.  However, sales have declined while we are executing the implementation and distributor training of these initiatives.  On a constant currency basis, sales in the Philippines declined by 41.9% in the first nine months of 2013 compared to the prior-year period.  In the Malaysia/Singapore markets, similar changes are being introduced and in April 2013 we hired a new sales manager for these markets.  In these markets, sales have declined by 25.8% in the first nine months of 2013 compared to the prior-year period.

In Australia/New Zealand, sales declined by 1.7% in the first nine months of 2013 compared to the prior-year period.  To improve sales in that region, we have implemented pricing and freight charge changes in May 2013, similar to the United States, along with other initiatives.  Results are improving in the region as net sales increased by 3.3% on a constant currency basis in the third quarter of 2013 compared to the prior-year quarter.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 21.4% for the three-month period ended September 30, 2013, compared to 20.0% for the same period in 2012.  For the nine-month period ended September 30, 2013, cost of products sold as a percentage of net sales was 20.6%, compared to 19.6% in the prior-year period.  Gross margins decreased in the first nine months of 2013 compared to the prior-year period as the result of increases in the cost of various raw materials and other production costs, along with changes in the sales mix.

Distributor Royalties and Commissions.  Distributor royalties and commissions as a percentage of net sales were 36.1% and 36.6% for both the three- and nine-month periods ended September 30, 2013, respectively, compared to 37.6% and 37.7% for the three- and nine-month periods in 2012, respectively.  The decrease as a percentage of net sales is the result of the retail price increase and commission adjustments effective March 1, 2013 in the United States.  After the price change, wholesale discounts on distributor orders are based on the retail value of the product.  Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is generally equal to the retail price of each product prior to the price increase.

Selling, General and Administrative Expenses. For the three months ended September 30, 2013, selling, general and administrative, or SGA, expenses increased by $116,000, compared to the same period in 2012. SGA expenses as a percentage of net sales were 40.1% and 42.6% for the three-month periods ended September 30, 2013 and 2012, respectively.   For the nine-month period ended September 30, 2013, SGA expenses increased by $108,000 when compared to the same period in 2012.  SGA expenses as a percentage of net sales were 41.6% and 40.6% for the nine-month periods ended September 30, 2013 and 2012, respectively.

Sales and marketing expenses decreased by approximately $209,000 in the first nine months of 2013, compared to the prior-year period.  The majority of the decrease, $157,000, is attributable to a decrease in distributor bonuses and other expenses directly related to the level of sales.

Salaries, benefits, and incentive compensation increased by $97,000 in the first nine months of 2013, compared to the prior-year period, as increases in salaries and benefit expenses of approximately $202,000 were offset by a decrease in incentive compensation expense of $105,000.  Distribution and warehouse expenses decreased by $2,000 and other general and administrative expenses (“G&A”) increased by approximately $222,000 in the first nine months of 2013, compared to the prior-year period.  The increase in other general and administrative expenses included $266,000 in compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary that began accruing in the fourth quarter of 2012.  General and administrative expenses now also include staffing and other G&A expenses of $129,000 in the third quarter of 2013 of our new subsidiary, SL Technology, Inc., which was formed as part of the technology licensing agreement we entered into in July 2013.  This transaction is described in further detail in Note 9 to the Consolidated Financial Statements.

Interest Income.  Interest income increased to $113,000 during the first nine months of 2013 compared to $87,000 in the first nine months of 2012.  The increase in interest income is the result of interest earned on the note receivable due from a distributor that was entered into in March 2012.

Interest Expense.  Interest expense decreased to $58,000 during the first nine months of 2013 compared to $82,000 in the same period of 2012.   The lower interest expense is the result of a decrease in the amount of debt compared to the prior year.

Other Income/Expense, net.  Other income/expense, net in the first nine months of 2013 was an expense of $62,000, compared to a net amount of income of $377,000 in the first nine months of 2012.  The net expense in 2013 is primarily the result of foreign currency losses in certain of our subsidiaries.  The net income in 2012 is primarily the result of the gain of $410,000 in July 2012 recognized as the result of the modification to an obligation relating to a prior-year purchase of a distributorship, offset by foreign currency losses in certain of our subsidiaries.

Income Taxes. We recorded income tax expense of $333,000 for the first nine months of 2013, an effective rate of 54.9%. In the same period in 2012, we recorded income tax expense of $559,000, which represented an effective rate of 37.7%. Our effective rate is higher in 2013 due to losses incurred in the Philippines in the nine-month period for which there is no tax benefit realized in the United States.  Also impacting our effective tax rate is a higher effective state income tax rate due to various state income tax statutes which include or exclude certain portions of our domestic and foreign operating results from the respective state’s taxable income.  If the 2013 year-to-date loss in the Philippines of $226,000 were excluded from the calculation, our effective tax rate would be 40.0%.

Net Income. Our net income for the three and nine months ended September 30, 2013 was $293,000, or $0.02 per share basic and diluted, and $274,000, or $0.02 per share basic and diluted, respectively. This compares to net income of $287,000, $0.02 per share basic and diluted, and $922,000, $0.07 per share basic and diluted, for the same periods in 2012. The improvement in income from operations in the third quarter of 2013 when compared to the prior-year period was due to improved sales in the United States and Europe, partially offset by the income tax effect of the non-deductible losses in the Philippines.  For the nine-month periods, the reduction in net income in 2013 is the result of year-to-date aggregate sales decrease, coupled with the adverse income tax effect of the Philippine losses, the additional G&A expenses of SL Technology, Inc., and the European management long-term incentive compensation expense.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2013, we generated $1.30 million of net cash in operating activities, used $1.66 million in investing activities, and $365,000 was provided by financing activities. This compares to $1.06 million of net cash provided by operating activities, $2.65 million used in investing activities, and $785,000 used in financing activities in the same period of 2012. Cash and cash equivalents decreased by $57,000 to $5.74 million as of September 30, 2013 compared to $5.80 million as of December 31, 2012.

Significant changes in working capital items consisted of a decrease in inventory of $135,000, an increase in prepaid expenses/other current assets of $325,000, and an increase in accounts payable and accrued expenses of $486,000 in the first nine months of 2013.  The decrease in inventory is related to the strength in sales of the LunaRich X capsules, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate insurance policies.  The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with the accrued compensation expense related to the European management incentive agreement.

Investing activities during the first nine months of 2013 consisted of a net investment of $303,000 for capital expenditures, payments received on a distributor note receivable of $57,000, and $260,000 paid for key-man life insurance, and a payment of $1.15 million related to the acquisition of  the lunasin technology licensing agreement.  Financing activities during the first nine months of 2013 consisted of $1.15 million in proceeds from the revolving line of credit, principal payments of $528,000 on long-term borrowings, $252,000 in cash dividends paid, and $5,000 in treasury stock purchased.

Stockholders’ equity increased to $15.60 million at September 30, 2013 compared to $15.58 million at December 31, 2012.  The increase is due to our net income during the first nine months of 2013 of $274,000 offset by a decline in the cumulative foreign currency translation adjustment of $35,000 due to the strengthening of the U.S. dollar and by cash dividends paid of $252,000.  Our working capital balance was $4.75 million at September 30, 2013 compared to $5.88 million at December 31, 2012.  The current ratio at September 30, 2013 was 1.61 compared to 1.89 at December 31, 2012.

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

We also renewed a revolving line of credit for $5 million with the Bank in September 2012.  The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has a maturity date of December 31, 2013.  In August 2013, we drew $1.15 million to fund the amount due under a Technology License Agreement entered into July 2013.  This Agreement provides us the exclusive license for certain intellectual property related to lunasin and other soy-related peptides and proteins.  Further details regarding the transaction are described in Note 9 to the Consolidated Financial Statements.  As of September 30, 2013, the amount outstanding on the revolving line of credit remains at $1.15 million.

The amended terms of the term loan and revolving line of credit are reflected in separate promissory notes dated September 30, 2012 between us and the Bank.  A separate letter agreement stating the financial covenants related to the term loan and revolving credit facility was updated and amended on April 4, 2012 and continues in effect.

Under the terms of the amended letter agreement, we have agreed to financial covenants under which we are required to (i) maintain at all times a tangible net worth of not less than $11 million and (ii) maintain at all times a ratio of Total Funded Debt to EBITDA of not greater than 2.5 to 1.  The term loan and revolving credit facility are secured by all of our tangible and intangible assets and also by a mortgage on our building and real estate located in Chesterfield, Missouri.   As of September 30, 2013, we were in compliance with all financial covenants.

Management believes that our internally generated funds coupled with cash on hand and the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2013 and through 2014.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 25-26 of our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2013.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2013, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

10.1
Technology License Agreement by and between SL Technology, Inc. and Soy Labs, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed on July 25, 2013).

10.2
Agreement by and among Reliv International, Inc., SL Technology, Inc., Soy Labs, LLC and 1Soy, Inc. dated July 23, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed on July 25, 2013).

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

101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: November 14, 2013

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 14, 2013

