Form 10-K
period 2013-12-31
RELIV INTERNATIONAL INC
filed 2014-03-25
CIK 768710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

                Based upon the closing price of $1.26 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 28, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.0 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

                The number of shares outstanding of the registrant’s common stock as of March 3, 2014 was 12,665,632 (excluding treasury shares).

Documents Incorporated by Reference

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014, which is expected to be filed no later than 120 days after December 31, 2013	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 2	Properties	17
Item No. 3	Legal Proceedings	18
Item No. 4	Mine Safety Disclosures	18

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item No. 8	Financial Statements and Supplementary Data	28
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item No. 9A	Controls and Procedures	28
Item No. 9B	Other Information	29

Part III

Item No. 10	Directors, Executive Officers and Corporate Governance	29
Item No. 11	Executive Compensation	29
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item No. 13	Certain Relationships and Related Transactions, and Director Independence	29
Item No. 14	Principal Accounting Fees and Services	29

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	30

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

We currently offer 18 nutritional supplements, a line of 5 skin care products and an all-natural sweetener. We have selectively evolved our product offering over our history. Traditionally, our core line of nutritional supplements, which represented 52.5% of net product sales for the year ended December 31, 2013, included the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, proteins and herbs
•	Innergize! — an isotonic sports supplement in two flavors
•	FibRestore — a high-fiber and antioxidant supplement

However, in 2013 we experienced a gradual shift in our product sales mix reflecting an increasing emphasis on Reliv NOW and LunaRich X capsules. Historically, Reliv Classic had been our best-selling product but for the year ended December 31, 2012, for the first time in our history, Reliv NOW became our best-selling product as a result of adding LunaRich soy flour to Reliv NOW. For the year ended December 31, 2013, Reliv NOW constituted 18.8% of net product sales and Reliv Classic constituted 11.4%. While LunaRich X capsules represented only 8.7% of net product sales for the year ended December 31, 2013, sales of LunaRich X capsules as a percentage of net product sales increased steadily after their introduction and we expect that trend to continue into 2014 as the combination of Reliv NOW and LunaRich X capsules increasingly became the focus of our product strategy.

We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on seven of these products —FibRestore, Arthaffect, ReversAge, Cellebrate, GlucAffect, ProVantage and 24K. In addition, we have applied for a U.S. patent on our CardioSentials product. We also hold the exclusive license to patents and patent applications related to the nutritional ingredient lunasin through a Technology License Agreement we entered into in July 2013.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Canada, France, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2013, our network consisted of approximately 53,070 distributors — 39,270 in the United States and 13,800 across our international markets.

We manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but two of our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $32.5 billion U.S. nutritional supplement market, which is part of the broader $117 billion U.S. nutrition industry according to 2011 data published by the Nutrition Business Journal, or NBJ, and an estimated $320.0 billion global nutrition industry, also according to the NBJ. Additionally, more than 150 million Americans take dietary supplements annually according to the Council for Responsible Nutrition.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•	Aging Population: The older population (persons 65 years or older) numbered 41.3 million in 2011 according to the Department of Health and Human Services. They represented 13.25% of the U.S. population, about one in every eight Americans. By 2050, there will be approximately 89 million older persons living in the U.S., more than twice their number in 2011. In 2011, the leading edge of baby boomers reached aged 65. When the last baby boomer reaches age 65 in 2030, one out of every five Americans-about 72 million people- will be considered older adults according to the CDC. We believe this ever-growing population, living longer lives than in previous decades, will continue to focus on their nutritional needs as they age.

•	Rising Healthcare Costs and Use of Preventative Maintenance: The costs of healthcare in the United States continue to increase rapidly each year and it grew at an annual rate of 4.1% in 2013 according to the Alatrum Institute. National health care spending is expected to accelerate in 2014, jumping to a 6.1 percent growth rate. Additionally, national health care spending reached $2.8 trillion in 2012, or $8,915 per person, according to the Centers for Medicare and Medicaid Services (CMS). As a share of the nation's Gross Domestic Product, health spending accounted for 17.2 percent. Spending should reach $4.5 trillion by 2019 according to the National Coalition on Health Care, or NCHC. In addition, as measured by the 2013 Milliman Medical Index (MMI), the total 2013 medical costs for a typical American family of four covered by a preferred plan provider (PPO) topped out at $22,030, with out of pocket expenses exceeding $9,100. The pharmacy costs for a family of four exceeded $3,290 in 2013. In order to maintain quality of life as well as reduce medical costs, many consumers take preventative measures to improve their general health, including the use of nutritional supplements.

•	Increasing Focus on Weight Management: According to a report published by the National Center for Health Statistics in January 2012, more than 35%, or more than one-third of U.S. men and women were obese in 2009-2010 as was almost 17% of youth. It is estimated that 86.3% of Americans will be overweight or obese by 2030. Related health care costs to obesity are expected to grow between $860.7 billion to $956.9 billion by 2030 and currently account for almost 21% of U.S. health care costs according to a 2012 report by Cornell University. Being overweight can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses and individuals who are obese have a 10% to 50% increased risk of death from all causes, compared with healthy weight individuals. Bearing these facts in mind, we believe that there will be an increased need not only for weight loss products but for wellness products as well.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2012 global direct selling market (for all product categories) was estimated to be $169 billion, an increase from $153.7 billion in 2011. The WFDSA estimates that the number of individuals engaged in direct selling more than doubled between 1999 and 2012, from 35.9 million sellers to 89.7 million in 2012. The U.S. had 15.9 million direct sellers in 2012, the most of any country. Globally, wellness products came in as the 2nd top selling category, just a mere 10% behind cosmetics and personal care.

While the United States is currently the largest direct selling market with $31.6 billion in annual sales in 2012, international markets account for 80% of the entire industry, according to the WFDSA. Twenty-two countries (including the United States) have annual direct sales revenue of at least $1 billion and another twenty-seven countries have annual direct sales revenue of at least $100 million, according to the WFDSA.

We believe that we are well positioned to capitalize on the world-wide growth trends in direct sales, as both a developer and manufacturer of proprietary nutritional products, utilizing our network marketing distribution system.

Our Competitive Strengths

We believe that we possess a number of competitive strengths that are our key to growth and profitability in the future.

Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic and Reliv NOW. Because these two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs, supplementation is made simple for the consumer, who does not have to select and purchase several supplements for his or her basic nutritional needs. For more specific individual needs, we provide 15 additional supplements. We believe that our two basic nutritional supplements, together with our additional supplements and other products, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.

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

Experienced Ambassador Team. Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2013, we had approximately 374 Ambassadors. The top 10 distributors at the Ambassador level have been with us for an average of 19 years, which provides consistency in training new distributors and contributes to a stable salesforce.

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

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 17 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 3, 2014, our directors and executive officers beneficially own approximately 37.4% of our common stock.

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

Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Our growth strategy in the United States involves multiple initiatives, such as continued investment in company-sponsored events and distributor training and better utilization of our upper-level distributors across different geographical areas to increase our distributor base.

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

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. Additionally, we will continue to improve and validate the efficacy of our existing product line. For example, in February 2011 we launched 24K, our first ready-to-drink product, to support energy production and mental focus and in January 2013 we launched LunaRich X capsules containing concentrated lunasin to support heart health and overall wellness. In addition, since February 2012 we added LunaRich soy powder, which contains elevated levels of lunasin compared to standard soy powders, to six of our products: Reliv NOW, Reliv NOW for Kids, ProVantage, SoySentials, GlucAffect and Slimplicity. These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors.

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

Our Products

Product Overview

Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. All but two of our supplements are in powdered form that the consumer mixes with water, juice or other liquid. 24K is a ready-to-drink nutritional supplement and LunaRich X is available in capsule form.

We currently offer 18 nutritional supplements. In addition, we offer 5 skin care products and a sweetener. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize!, and FibRestore — along with LunaRich X capsules, our newest product, to be our primary or “core” products.

The following table summarizes our product categories as of December 31, 2013. The net sales figures are for the year ended December 31, 2013:

Product Category	Product Name	% of 2013 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv NOW	18.8	1988
	Reliv Classic	11.4	1988
	NOW for Kids	4.4	2000

Specific Wellness	FibRestore	12.5	1993
	Arthaffect	6.6	1996
	ReversAge	3.8	2000
	SoySentials	1.9	1998
	CardioSentials	1.3	2005
	GlucAffect	1.5	2008
	24K	2.4	2011
	LunaRich X capsules	8.7	2013

Weight Management	Meal Replacements(2)	1.5	Various
	Cellebrate	0.8	1995

Sports Nutrition	Innergize!	9.8	1991
	ProVantage	3.1	1997

Other	Skin Care and Sweetener	0.6	2001
	Reliv Delight	0.1	2001

5

______________________

(1)	This table does not include net sales for the year ended December 31, 2013 related to freight and handling and sales of marketing materials, which represented approximately 10.8% of net sales for the year ended December 31, 2013.
(2)	Since its introduction in February 2007, our Slimplicity Meal Replacement formula has replaced Reliv Ultrim-Plus (available since 1988) in all but our Canadian and Mexican markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market. In October 2013, Reliv ReShape was launched in our Australian and New Zealand markets, at which time Slimsimply was discontinued in those markets.

Basic Nutrition Supplements

Our four basic nutrition supplements provide consumers with a broad spectrum of essential nutrients. Every formulation is specifically designed to optimize and enhance the benefits of the nutrients it contains.

•	Reliv NOW is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. Reliv NOW is available in every country where we operate except Indonesia.

•	Reliv Classic is a nutritional supplement containing a variety of vitamins and minerals, soy and other protein sources and various herbs. It is a vegetarian product that contains no animal compounds, artificial preservatives, artificial flavors or added simple sugars. Reliv Classic is available in the United States, Australia, New Zealand, Canada, France, Germany, Austria, the Netherlands, the United Kingdom, Ireland, Malaysia, Singapore, and the Philippines.

•	NOW for Kids is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. NOW for Kids is available in Australia, New Zealand, United States, the United Kingdom, France, Germany, Ireland, Austria, the Netherlands, Mexico, Malaysia, Brunei, and the Philippines.

Specific Wellness Supplements

Our line of eight specific wellness supplements contains specific compounds that target certain conditions and promote health. Each product is intended to work in conjunction with our basic nutritional supplement formulas to provide an effective, balanced and natural method for sustaining health and well-being.

•	ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, France, the Netherlands, Ireland, and Indonesia. In Canada, the product is marketed as Nutriversal.

•	SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States and Mexico.

•	CardioSentials is a berry-flavored nutritional supplement introduced in February 2005 that promotes heart health. The product contains 1,500 mg of phytosterols per serving, policosanol and several powerful antioxidants. In a clinical study of this product, participants experienced meaningful reductions in cholesterol as well as improvement in their high-density lipoprotein, or HDL, and low-density lipoprotein, or LDL, ratios. We have applied for a U.S. patent on CardioSentials. CardioSentials is available only in the United States.

•	Arthaffect is a patented nutritional supplement containing Arthred, a form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines, Malaysia, Singapore, and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

•	FibRestore is a patented nutritional supplement containing fiber, vitamins, minerals and herbs. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony to comply with Canada’s nutritional regulations. FibRestore is available in all of the countries in which we operate except Indonesia.

•	GlucAffect is a patented cinnamon cream flavored nutritional supplement launched in November 2008. GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss. We received a U.S. patent on GlucAffect in February 2012. GlucAffect is available in the United States, Canada, the Philippines, Malaysia, and Singapore.

•	24K is a patented ready-to-drink product that was introduced in February 2011. 24K is our first ready-to-drink nutritional supplement available in a multi-serving 30-ounce bottle and in a two-ounce double serving bottle. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief. It contains no caffeine and only 5 calories per serving. 24K is available only in the United States.

•	LunaRich X, our newest product, was introduced in January 2013. LunaRich X is our only nutritional supplement available in capsule form and comes in a bottle of 30 or 120 capsules. LunaRich X is a concentrated form of lunasin, a soy peptide shown to have heart health and wellness benefits. LunaRich X is currently available in the United States, Mexico, the Philippines and Singapore.

Weight Management Supplements

Our three weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle mass.

•	Slimplicity is a meal replacement intended for use in an overall program that includes proper diet and exercise and is focused on facilitating weight loss and developing healthier lifestyle choices. Slimplicity is currently available in the United States, France, Germany, Austria, the Netherlands, Ireland, the United Kingdom, the Philippines, Malaysia, and Singapore.

•	Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program. Reliv Ultrim-Plus is only sold in Canada and Mexico. Reliv Ultrim-Plus is no longer available in our other markets due to the introduction of our Slimplicity meal replacement product.

•	Reliv ReShape is designed as a meal replacement or a nutritious snack delivering 12 grams of protein. Reliv ReShape was introduced in October 2013 and is only sold in Australia and New Zealand. Reliv ReShape replaced Slimsimply in Australia and New Zealand upon its introduction.

•	Cellebrate is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body’s fat burning process. Cellebrate is available in the United States and Canada.

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

Skin Care and other products

We offer for sale a limited line of skin care products and an all-natural sweetener. The skin care products, marketed as the “r” skin care collection, are designed to create healthier, more youthful looking skin. Each product in our r collection contains the exclusive RA7 complex, an array of antioxidants, anti-inflammatory and anti-aging nutrients. These nutrients work together to slow the aging process and improve the skin’s appearance. The “r” collection includes a cleansing facial wash, eye cream, daytime facial moisturizer with SPF 15, a nighttime facial moisturizer, and a body lotion. The r products are available in the United States.

Our Reliv All-Natural Sweetener is derived from the stevia plant, has no sugar and contains one gram of fiber. It is to be used in place of sugar or other artificial sweeteners.

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

For the years ended December 31, 2013 and 2012, our research and development expenses were $565,000 and $587,000, respectively.

SL Technology, Inc.

On July 23, 2013, SL Technology, Inc. (“SLTI”), our new wholly-owned subsidiary, and Soy Labs, LLC (“Soy Labs”) entered into a Technology License Agreement (the “License Agreement”) pursuant to which Soy Labs granted SLTI an exclusive license for its intellectual property related to the nutritional ingredient lunasin and other soy-related peptides and proteins. The license covers an issued patent and several patent applications related to lunasin and soy-related peptides, proprietary information and manufacturing processes of Soy Labs. See Note 6 to our Consolidated Financial Statements for more information on the terms of the License Agreement.

SLTI has agreed to use reasonable commercial efforts to market the products covered by the License Agreement. In addition, SLTI hired Soy Labs staff and we agreed, subject to certain conditions, to purchase all of our requirements of lunasin from SLTI.

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

In each country in which we conduct business, distributors operate under a uniform compensation system pursuant to which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

Designation	Discount
Retail Distributor	20%
Affiliate	25%
Key Affiliate	30%
Senior Affiliate	35%
Master Affiliate	40	%(1)
Director	40	%(1)
Key Director	40	%(1)
Senior Director	40	%(1)
Master Director/Ambassador	40	%(1)
Presidential Director/Ambassador	40	%(1)
______________________
(1)	In addition to discounts, these levels also receive commissions based on sales in their downline organization.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2013, we had approximately 374 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2013, we sponsored numerous special events in cities across all of our markets led by corporate executives and/or experienced Ambassadors;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference in summer for all worldwide distributors and a winter conference for U.S. distributors.

During 2013, we invested approximately $2.49 million in training, conferences and promotional events for our distributors worldwide compared with $2.59 million in 2012.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and sold our first product outside of the United States in 1991 when we entered Australia. In 2013, approximately 21.3% of our net sales were generated outside of the United States.

The table below shows the countries in which we operate and the year we commenced selling products:

Country	Year Entered	Country	Year Entered
United States	1988	Ireland	2003
Australia	1991	Singapore	2004
New Zealand	1992	Germany	2005
Canada	1992	Austria	2006
Mexico	1993	Netherlands	2006
United Kingdom(1)	1995	Indonesia	2009
Philippines	2000	France	2013
Malaysia	2003
______________________

(1)   Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 40.1% of our domestic net sales in 2013 in California, Pennsylvania, Illinois, Michigan, Texas, Ohio, and Florida, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2013, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ Europe, Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, and PT Reliv’ Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

We believe that there is a significant opportunity to increase sales in our current international markets, as a whole. We have established a uniform business model and compensation plan across all of our markets, and we continue to support our international markets with additional marketing programs and materials.

In addition to increasing sales in current international markets, our expansion strategy targets selected new foreign markets. Our presence in the UK, France, Germany, Austria and the Netherlands, as well as market performance, regional interest and distributor activity, have led to an increased focus on expansion in the European Union. We opened for business in France in 2013 and are evaluating other expansion opportunities within the European Union.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements for distribution both domestically and internationally. Our 24K and LunaRich X capsules are manufactured by a third party, as well as our skin care line.

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

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements. In 2013, our Chesterfield plant was audited by the Australian TGA. Our current certification is valid until May 2014 and we expect to be re-certified for an additional three years based on the recently completed TGA audit.

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

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Guadalajara, Mexico; Redditch (Birmingham) England; Makati (Manila), Philippines; Subang Jaya (Kuala Lumpur), Malaysia; Singapore; and Jakarta, Indonesia. With the exception of our Canada, New Zealand, and Singapore subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland, France, Germany, Austria, and the Netherlands order and receive product from our UK-based subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.57% and 0.48% of net sales in 2013 and 2012, respectively.

Information Technology Systems

In order to facilitate growth in the future and support our distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure data connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; and (4) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We continue to pursue initiatives to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we continue to make improvements to our shopping cart platform, and we have run periodic incentives to encourage distributors to place their orders via the internet. As a result of these initiatives, approximately 50% of our order volume in the United States is placed via internet.

These systems are designed to provide financial and operating data for management, timely and accurate product ordering, generation royalty payment calculation and processing, inventory management, and detailed distributor records. We intend to continue to invest in our systems in order to help meet our business strategies.

Intellectual Property

Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements. In addition, we have obtained U.S. patents on seven products as set forth below:

Product	Patent Expiration Date

FibRestore	June 2014
Cellebrate	June 2015
Arthaffect	March 2018
ReversAge	May 2021
ProVantage	April 2025
GlucAffect	November 2029
24K	February 2032

Currently, we have 22 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 14 of our 18 nutritional products. Reliv NOW for Kids, 24K, LunaRich X and ReShape are not registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. The Reliv Ultrim-Plus, Slimplicity, ReShape and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. 24K competes with 5-Hour Energy and numerous other liquid energy shots and drinks. With Arthaffect, FibRestore, ReversAge, GlucAffect, CardioSentials, SoySentials, LunaRich X and our skin care products, we are in the specific wellness needs, food and anti-aging markets, which are extremely competitive and led by the major food and skin care companies.

Employees

As of December 31, 2013, we and all of our subsidiaries had approximately 208 full-time employees compared with 214 such employees at the end of 2012.

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

The following table summarizes information related to our worldwide facilities as of March 1, 2014:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	5,740	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Guadalajara, Mexico	central office/warehouse/call center	3,120	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	2,700	Leased
Redditch (Birmingham), England, UK	central office/ warehouse/distribution	11,500	Leased
Subang Jaya (Kuala Lumpur), Malaysia	central office/call center	1,200	Leased
Jakarta, Indonesia	central office/ warehouse/distribution	1,600	Leased

Item No. 3 - Legal Proceedings

From time to time, we are involved in litigation incidental to the conduct of our business.  We do not believe that any current proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item No. 4 – Mine Safety Disclosures

Not applicable.

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV.  The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2013 and 2012.

	High	Low	Dividend

Year Ending December 31, 2013
Fourth Quarter	$3.50	$2.11	$0.01
Third Quarter	3.98	1.25	-
Second Quarter	1.44	1.23	0.02
First Quarter	1.40	1.15	-

Year Ending December 31, 2012
Fourth Quarter	$1.49	$1.20	$0.01
Third Quarter	1.75	1.20	-
Second Quarter	1.88	1.16	0.02
First Quarter	1.70	1.14	-

As of March 3, 2014, there were approximately 1,611 holders of record of our common stock and an additional 3,167 beneficial owners, including shares of common stock held in street name.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and an all-natural sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.7% of worldwide net sales for the year ended December 31, 2013 compared to approximately 78.3% for the year ended December 31, 2012. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom.  We also operate on a limited basis in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2013, consisted of approximately 53,070 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail.  In the United States, effective March 1, 2013, we implemented a retail price increase, offset by a reduced shipping charge.  After the price change, wholesale pricing discounts on distributor orders are based on the retail value of the product.  Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which was generally equal to the retail price of each product prior to the price increase.  Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption.  Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.  We implemented similar pricing structures in Australia/New Zealand in May 2013 and other Asian markets later in the year.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2013 and 2012. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	2013	2012

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.6	19.9
Distributor royalties and commissions	36.5	37.6
Selling, general and administrative	40.7	40.0

Income from operations	2.2	2.5
Interest income	0.2	0.2
Interest expense	(0.1)	(0.1)
Other income/(expense)	(0.2)	0.6

Income before income taxes	2.1	3.2
Provision for income taxes	1.0	1.2

Net income	1.1%	2.0%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales.  Overall, sales decreased by 0.7% worldwide, as sales in the United States decreased by 0.3% in the year ended December 31, 2013 compared with 2012.  During 2013, our international sales decreased by 2.4% over the prior year.   A strong increase in net sales in Europe was offset in declines in all other international markets in comparing 2013 with 2012.

The following table summarizes net sales by geographic market for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013		2012		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$53,651	78.7%	$53,801	78.3%	$(150)	(0.3)%
Australia/New Zealand	1,859	2.7	2,111	3.1	(252)	(11.9)
Canada	1,777	2.6	1,861	2.7	(84)	(4.5)
Mexico	977	1.4	1,056	1.5	(79)	(7.5)
Europe	7,953	11.7	6,481	9.4	1,472	22.7
Asia	1,990	2.9	3,400	5.0	(1,410)	(41.5)

Consolidated total	$68,207	100.0%	$68,710	100.0%	$(503)	(0.7)%

The following table sets forth, as of December 31, 2013 and 2012, the number of our active distributors and Master Affiliates and above.  The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months.  Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization.  Growth in the number of active distributors and Master Affiliates and above is a key factor in achieving growth in our business.  The active distributor count for Europe includes our preferred customers in France.  This program began in mid-2013 and the Europe active distributor count as of December 31, 2013 includes 1,500 preferred customers.

	December 31, 2013		December 31, 2012		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	39,270	5,590	40,470	5,150	(3.0)%	8.5%
Australia/New Zealand	1,470	200	1,790	190	(17.9)	5.3
Canada	1,340	250	1,280	230	4.7	8.7
Mexico	1,100	160	1,680	150	(34.5)	6.7
Europe	6,790	940	6,920	740	(1.9)	27.0
Asia	3,100	400	5,290	600	(41.4)	(33.3)

Consolidated total	53,070	7,540	57,430	7,060	0.7%	6.8%

United States

In the United States, net sales decreased by 0.3% in 2013 compared to 2012.   Net sales in the U.S. increased in the fourth quarter of 2013 by 4.1% compared to the prior-year quarter in response to the continued marketing effort around our LunaRich™-based products, coupled with the response to our Ignition Master Affiliate qualification promotion.  U.S. fourth-quarter net sales were led by the flagship products in the LunaRich line, Reliv Now® and LunaRich X™, which made up 18.8 and 15.0% of U.S. net sales, respectively.  For all of 2013, sales of Reliv Now and LunaRich X represented 18.0 and 10.9% of U.S. net sales, respectively.

Under the Ignition Master Affiliate qualification promotion, new distributors could qualify as a Master Affiliate at 60% of the sales volume previously required.  This promotion initially ran through the months of August through December, and the reduced sales volume requirement was made a permanent update to our compensation plan beginning in January 2014.  As a result, approximately 2,049 distributors in the United States qualified as new Master Affiliates in 2013 and 68.8% of the Master Affiliates and above as of December 31, 2012 re-qualified as Master Affiliates and above during 2013.  This compares with approximately 1,331 new Master Affiliates and a requalification rate of 62.8% in 2012.  The number of Master Affiliates and above as of December 31, 2013 increased by 8.5%, compared with the number as of December 31, 2012.

The net number of active Distributors in the United States as of December 31, 2013 decreased by 3.0% to 39,270, compared with the number of active Distributors as of December 31, 2012.  In 2013, new distributor enrollments decreased slightly, offset by an improvement in the distributor retention rate.  During 2013, approximately 11,130 new distributors were enrolled, compared to 11,748 new distributor enrollments in 2012, a decrease of 5.3%.  Distributor retention in the United States improved to approximately 68.2% for 2013 compared with a rate of 66.5% for 2012.  Distributor retention is determined by the percentage of active distributors from 2012 that renewed their distributorships in 2013.

 In the United States during 2013, we processed approximately 204,000 orders for products at an average order of $362 at suggested retail.  In 2012, we processed approximately 217,000 product orders at an average order of $327 at suggested retail.  The increase in the average order amount is attributable to the price increase earlier in 2013 coupled with the MA qualification promotion, offset by the decline in the number of orders processed, which is attributable to the decline in the active distributor base.

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

In July 2013, we entered into a Technology License Agreement (“TLA”), through a newly-formed, wholly-owned subsidiary, SL Technology, Inc., with Soy Labs, LLC to secure exclusive rights to certain intellectual property related to lunasin. The license covers an issued patent and several patent applications related to lunasin and soy-related peptides, proprietary information, and manufacturing processes of Soy Labs, LLC.  This transaction is described in further detail in Note 6 to the Consolidated Financial Statements.

International Operations

During the year ended December 31, 2013, net sales in our international operations decreased in aggregate by 2.4% to $14.56 million compared to $14.91 million for the year ended December 31, 2012.  Net sales in Europe were up significantly in 2013 but were offset by varying levels of decline in all other international markets. Currency exchange rates in our foreign markets weakened in the aggregate in 2013.  When net sales for the full year of 2013 are converted using the 2012 exchange rate for both 2013 and 2012, international net sales decreased by 0.8% for 2013 compared to the prior year.  The average exchange rate for the U.S. dollar for all of 2013 was stronger versus the currencies in which we conduct business, except for the New Zealand dollar, Mexican peso, and the Euro when compared with the average exchange rates for all of 2012.

Net sales in the Australia/New Zealand market decreased by 11.9% in 2013 compared with 2012. Excluding the impact of exchange rate fluctuation, net sales in this market decreased by 7.4%.   Sales results in this market are negatively impacted by a decline in distributor activity, as shown by a decline in new distributor enrollments and order count.  New distributor enrollments were 263 in 2013 compared to 476 in 2012.  In 2013, approximately 8,236 orders were placed compared to 7,500 in 2012.  New Master Affiliate qualifications decreased in 2013 as 52 distributors qualified as new Master Affiliates, compared with 103 in the prior year.  In May 2013, we implemented pricing and freight charge changes similar to those introduced in the United States, along with a preferred customer program and other initiatives.  The net loss for the Australia/New Zealand market was $99,000 in 2013, compared to a net income of $19,000 in 2012.  In addition to the impact of the decline in sales on profitability, our selling, general and administrative expenses increased by $64,000 as we hired a new regional sales manager in late 2012.

Net sales in Canada decreased by 4.5% in 2013 compared with 2012.  Excluding the impact of exchange rate fluctuation, Canadian net sales decreased by 1.7% in 2013 compared with 2012.  In 2013, 109 distributors qualified as new Master Affiliates, compared with 67 in the prior year.  New distributor enrollments were 466 in 2013 compared with 412 in 2012.  The net loss in Canada was $97,000 for 2013, compared to a net loss of $61,000 in 2012.  Our results were negatively impacted by a weakening Canadian dollar in 2013, as shown in the amount of foreign currency transaction losses in the year.  For 2013, we recorded foreign currency transaction losses of $86,000, compared with transaction gains of $19,000 for 2012.

Net sales in Mexico decreased 7.5% in 2013 compared with 2012.  Excluding the impact of exchange rate fluctuation, 2013 net sales decreased by 10.2%, as the Mexican peso strengthened on average for 2013 when compared with the U.S. dollar.  New distributor enrollments were 525 in 2013 compared to 1,098 in 2012, and 88 distributors qualified as new Master Affiliates in 2013, compared with 33 in the prior year.  The increase in new Master Affiliate qualifications was the result of a promotion run during the second quarter of 2013.  We hired a new sales manager for the Mexican market in May 2013, and in December 2013, we began the process of moving our Mexican office to Guadalajara.  Guadalajara is one of our two primary areas of business in Mexico, and a number of direct selling companies have their Mexican headquarters located there.  The net loss in Mexico for 2013 was $276,000, compared with a net loss of $146,000 in 2012, as the impact of the decline in sales and the employee termination and other relocation costs negatively impacted our financial results.

Our European region includes sales from operations in United Kingdom, Ireland, France, Germany, Austria and the Netherlands. Net sales in Europe increased by 22.7% for 2013 compared with 2012.  Excluding the impact of exchange rate fluctuation, net sales in Europe increased by 24.3% in 2013 compared with the prior year.  New distributor enrollments were 4,382 in 2013 compared with 5,236 in 2012, and 483 distributors qualified as new Master Affiliates in 2013, compared with 467 in 2012.  Our order count in the region increased to approximately 22,891 in 2013 compared with approximately 18,725 in 2012, an increase of 22.3%.   In May 2013, we formally began operations in France.  As part of changes made to the business model in France to comply with local regulations, we created a preferred customer status with the equivalent purchasing discount as a Retail Distributor.  During the remainder of 2013, approximately 1,500 individuals either enrolled as new preferred customers or converted their existing distributorship to this preferred customer status.   In early 2013, we moved our European operations into a larger office and warehouse facility in the Birmingham, England area.   As shown by the growth in the order count coupled with the commencement of formal operations in France, our net sales continued to improve in 2013.  Europe earned net income of $61,000 in 2013, compared with net income of $216,000 in 2012.  Profitability improved excluding the impact of the UK management long-term incentive plan.  The expense recognized under this plan in 2013 was $264,000 on an after-tax basis.

Our Asian region includes sales from operations in the Philippines, Malaysia, Singapore, Brunei, and Indonesia.  Net sales in Asia decreased by 41.5% in 2013 compared with the prior year.  Excluding the impact of exchange rate fluctuation, 2013 net sales decreased by 41.0%.  New distributor enrollments were 1,683 in 2013 compared with 3,826 in 2012, and 112 distributors qualified as new Master Affiliates in 2013, compared with 298 in 2012.    Sales declined across the region, as sales in the Philippines decreased by 43.3% in 2013 compared with 2012.  Sales in the Malaysia/Singapore/Indonesia/Brunei markets combined decreased by 26.3% in 2013 compared with 2012.  In Asia, sales declined as the result of an on-going transition of the business model in the region and changes in management in certain of the local markets.  In the Philippines, we have introduced initiatives to bring in new Master Affiliates at a lower qualification level and to increase focus on retail sales by distributors.  However, sales have declined while we are executing the implementation and distributor training of these initiatives.  As a result of the sales decline, the net loss in Asia for 2013 worsened to $639,000, compared with a net loss of $410,000 in 2012.  We ceased operations in Brunei in November 2013 due to poor sales performance.

Cost of Products Sold. Cost of products sold as a percentage of net sales increased to 20.6% for the year ended December 31, 2013 compared with 19.9% for the year ended December 31, 2012.  Gross margins declined in 2013 compared with 2012 as the result of increases in the cost of various raw materials and other production costs, along with changes in the sales mix.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales was 36.5 % and 37.6% for each of the years ended December 31, 2013 and 2012, respectively.  The decrease as a percentage of net sales is the result of the retail price increase and commission adjustments effective March 1, 2013 in the United States and later in the year for other markets.  After the price change, wholesale discounts on distributor orders are based on the retail value of the product.  Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is generally equal to the retail price of each product prior to the price increase.

Selling, General and Administrative Expenses. For 2013, selling, general and administrative (“SGA”) expenses increased by $283,000 compared with 2012. SGA expenses as a percentage of net sales increased to 40.7% in 2013 compared with 40.0% in 2012, as a function of the decline in consolidated net sales.

Sales and marketing expenses decreased by $308,000 in 2013. Of that amount, $194,000 represented the decrease in expenses directly related to sales volume, such as star director bonuses, other sales production bonuses, and credit card fees. Other changes included a decrease of $24,000 for our distributor conferences and other training events, a decrease of $79,000 for promotions expense, offset by an increase in advertising expense of $148,000. The reduction in expense for distributor conferences and other training events was part of a continued effort to reduce these expenses relative to our current level of sales, and the increase in advertising expense is related to a public relations campaign in the first half of 2013.

General and administrative (“G&A”) expenses, excluding salaries and benefits, increased by approximately $177,000 in 2013 compared with 2012. Significant decreases included a decrease in accounting fees of $120,000, a decrease in stock option expense of $60,000, a decrease of $61,000 in business insurance expense, a decrease of $75,000 in product development expenses, and a decrease of $89,000 in legal fees. Increases included an increase in outsourced data center and consulting services of $124,000, an increase in professional and consulting fees of $114,000, and an increase of $352,000 in compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary. This incentive agreement is further detailed in Note 13 of the Consolidated Financial Statements.

Salaries, incentive compensation expense, and benefits increased by $440,000 in 2013 compared to 2012. We added 5 staff positions in our SL Technology, Inc. unit in the transfer of staffing from Soy Labs, LLC which represented $211,000 of this increase. We also added key positions in new sales managers in our Mexico and Australia subsidiaries. General and administrative expenses include staffing and other G&A expenses in the second half of 2013 of our new subsidiary, SL Technology, Inc., which was formed as part of the technology licensing agreement we entered into in July 2013. This transaction is described in further detail in Note 6 to the Consolidated Financial Statements.

Interest Income/Expense. Interest income increased to $149,000 for the year ended December 31, 2013, compared with $129,000 for the same period in 2012. The increase in interest income is the result of a full year’s interest earned on the note receivable due from a distributor that was entered into in March 2012. Interest expense decreased to $82,000 for 2013 compared with $100,000 for 2012. The lower interest expense is the result of a decrease in the weighted average amount of debt compared to the prior year.

Other Income/Expense. Other income/expense in 2013 was a net amount of expense of $138,000, compared to a net amount of income of $406,000 in 2012. The 2013 net expense is due to foreign exchange transaction losses. The 2012 other income is primarily the result of the gain of $410,000 ($247,000 net of tax) in July 2012 recognized as the result of the modification to an obligation relating to a prior year purchase of a distributorship. This transaction is described in greater detail in Note 6 of the Consolidated Financial Statements.

Income Taxes. We recorded income tax expense of $655,000 for 2012, representing an effective rate of 45.8%. In 2012, we recorded income tax expense of $789,000, representing an effective rate of 36.7%. The higher effective rate in 2013 is the result of non-deductible losses and minimum taxes due in certain foreign subsidiaries.

Net Income. Our net income decreased to $777,000 ($0.06 per share basic and diluted) for the year ended December 31, 2013 compared with $1.36 million ($0.11 per share basic and diluted) for 2012. Excluding the modification gain discussed above, sales and profitability in the United States remained relatively constant. Operating losses in international operations increased as the result of declines in sales in all markets except Europe, coupled with additional expenses in Mexico and Australia. Net income in the United States was $1.83 million in 2013, compared with $1.74 million in 2012. The net loss from international operations increased to $1.05 million in 2013, compared with a net loss of $382,000 in 2012.

Financial Condition, Liquidity and Capital Resources

We generated $2.59 million of net cash during 2013 from operating activities, $1.77 million was used in investing activities, and financing activities provided $149,000 in net cash. This compares with $2.47 million of net cash provided by operating activities, $2.79 million used in investing activities, and $1.16 million used in financing activities in 2012. Cash and cash equivalents increased by $856,000 to $6.66 million as of December 31, 2013 compared with December 31, 2012.

Significant changes in working capital items consisted of an increase in income taxes payable of $200,000, and an increase in accounts payable, accrued expenses and other non-current liabilities of $509,000 in 2013. The increase in income taxes payable is due to our improved performance in the fourth quarter of 2013 compared to the prior year quarter, and the increase in accounts payable, accrued expenses, and other non-current liabilities is primarily related to the increase in accrued compensation expense due under the European management incentive agreement.

Our net investing activities included $379,000 and $485,000 in net capital expenditures for the years ended December 31, 2013 and 2012, respectively. Payments for key-man life insurance were $320,000 in 2013 and $301,000 in 2012. Investing activities in 2013 also included a payment of $1.15 million related to the acquisition of the lunasin technology licensing agreement. Investing activities in 2012 also included a purchase of a note and mortgage for $2 million as discussed in Note 10 of the Consolidated Financial Statements. We received principal payments of $79,000 on this note in 2013.

Financing activities in 2013 consisted of $1.15 million in proceeds from the revolving line of credit, principal payments of $630,000 on long-term borrowings, $379,000 in cash dividends paid, $14,000 in proceeds on the exercise of stock warrants, and $5,000 in treasury stock purchased. Financing activities in 2012 consisted of $710,000 in payments on long-term debt, $376,000 in common stock dividends paid, and $71,000 in payments for purchases of our common stock into treasury.

Stockholders’ equity increased to $16.13 million at December 31, 2013 compared with $15.58 million at December 31, 2012. The increase represents our net income of $777,000 for 2013, offset by our cash dividend of $379,000. Other changes to equity include the contribution of treasury shares to our ESOP of $125,000, a favorable adjustment in our cumulative foreign currency translation adjustment of $7,000, the purchase of treasury stock of $5,000, and other transactions related to equity-based compensation with a net increase in equity of $24,000.

Our working capital balance was $6.51 million at December 31, 2013 compared to $5.88 million at December 31, 2012. The current ratio at December 31, 2013 was 1.98 compared with 1.89 at the previous year-end.

In September 2012, we entered into a term loan with our primary lender (“the Bank”) in the principal amount of $2.90 million. The loan was renegotiated from a loan that originated with the Bank on November 30, 2010. The term of the loan is for a period of three years and two months with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 2.0%.

On February 28, 2014, we re-financed the 2012 term loan agreement (and its revolving line of credit agreement) with the Bank. The 2014 re-financed term loan is for a period of twenty-eight months with the same floating interest rate pricing as the 2012 term loan. The total loan amount of the new 2014 term loan is approximately $3.48 million and consists of the February 28, 2014 outstanding balances of the 2012 term loan and the revolving line of credit loan balance of $1.15 million. Upon the completion of this February 28, 2014 re-financing, the revolving line of credit loan balance is zero. The credit agreement has a maturity date of July 1, 2016. The terms of this new credit agreement are described as a subsequent event in Note 6 of the Consolidated Financial Statements.

The new credit agreement includes a revolving credit facility for $5 million. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has the same maturity date as the 2014 term loan of July 1, 2016. After the new credit agreement was completed, there were no outstanding borrowings on the revolving credit facility.

The new credit agreement is secured by all our tangible and intangible assets and also by a mortgage on the real estate of our headquarters. These agreements also include loan covenants requiring us to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed the fixed charges, including unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations, by a ratio of at least 1.15 to 1. As of December 31, 2013, we were in compliance with its loan covenants.

Management believes that our cash on hand, cash generated from operating activities and availability of credit under the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2014.

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

Actual and estimated returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for a distributor to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.57% and 0.48% of net sales in 2013 and 2012, respectively. We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

Amortizable Intangible Assets

We record intangible assets based on management’s determination of the fair value of the respective assets at the time of acquisition. Determining the fair value of intangible assets is judgmental and involves the use of significant estimates and assumptions of future company operations. We base our fair value estimates and related asset lives on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates.

Intangible assets estimated to have finite estimable lives are amortized over their estimated economic life under the straight-line method; such method correlates to our estimate of the assets’ economic benefit. Based on our estimates at origination, these lives range from two to seventeen years. Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of net income and comprehensive income. As of December 31, 2013, remaining lives of intangible assets range from three to seventeen years.

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

Stock-Based Compensation

We have stock-based incentive plans under which we may grant stock option, restricted stock, and unrestricted stock awards. We recognize stock-based compensation expense based on the grant date fair value of the award and the related vesting terms as proscribed in FASB ASC Topic 718, “Compensation-Stock Compensation.” Based on the nature of the grant, we use either the Black-Scholes option pricing or a binomial model to determine the fair value of stock options which requires us to estimate certain key assumptions. For the years ended December 31, 2013 and 2012, we incurred employee stock-based compensation cost of $36,800 ($35,000 net of tax), and $96,800 ($74,000 net of tax), respectively.

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

At December 31, 2013, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $3.6 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $3.6 million has been established for these deferred tax assets based on projected future taxable income and the expiration dates of these carryforwards.

The calculations of our tax liabilities involve dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed in the guidance under ASC Topic 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, or new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Item No. 8 - Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2013, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

                Management’s Annual Report on Internal Control over Financial Reporting

                Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Goverance

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014, which is expected to be filed with the Commission within 120 days after December 31, 2013.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014, which is expected to be filed with the Commission within 120 days after December 31, 2013.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014, which is expected to be filed with the Commission within 120 days after December 31, 2013.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014, which is expected to be filed with the Commission within 120 days after December 31, 2013.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 22, 2014, which is expected to be filed with the Commission within 120 days after December 31, 2013.

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

Date: March 25, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: March 25, 2014

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 25, 2014

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 25, 2014

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 25, 2014

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 25, 2014

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 25, 2014

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 27, 2007).

10.4*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.5*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.6*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.7*	2003 Stock Option Plan (incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.8*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.9*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.10*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.11*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.12*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.13*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.15
Purchase Agreement by and among Michael G. Williams, Julie T. Williams and Reliv International, Inc. dated August 31, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed September 3, 2009).

10.16
Loan Sale Agreement between 2010-1 RADC/CADC Venture, LLC and Reliv International, Inc. dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended March 31, 2012).

10.17	Technology License Agreement by and between SL Technology, Inc. and Soy Labs, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 25, 2013).

10.18
Agreement by and among Reliv International, Inc., SL Technology, Inc., Soy Labs, LLC and 1Soy, Inc. dated July 23, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 25, 2013).

10.19
Credit Agreement dated February 28, 2014 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed March 6, 2014).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

Reliv’ International, Inc.
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2013 and 2012

Contents

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2
Consolidated Statements of Net Income and Comprehensive Income for the
years ended December 31, 2013 and 2012	F-4
Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2013 and 2012	F-6
Notes to Consolidated Financial Statements – December 31, 2013	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of net income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 25, 2014

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$6,656,798	$5,801,042
Accounts receivable, less allowances of $31,800 in 2013 and $35,700 in 2012	148,630	247,087
Accounts due from employees and distributors	129,852	109,346
Inventories:
Finished goods	3,516,079	3,661,289
Raw materials	1,501,522	1,332,293
Sales aids and promotional materials	197,089	269,334
Total inventories	5,214,690	5,262,916

Refundable income taxes	-	10,632
Prepaid expenses and other current assets	697,099	688,669
Deferred income taxes	309,000	371,000
Total current assets	13,156,069	12,490,692

Other assets	277,770	206,022
Cash surrender value of life insurance	2,403,763	2,083,420
Note receivable due from distributor	1,829,827	1,923,000
Intangible assets, net	3,195,903	1,443,635

Property, plant, and equipment	18,541,296	18,454,805
Less accumulated depreciation	11,805,877	11,343,033
	6,735,419	7,111,772

Total assets	$27,598,751	$25,258,541

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2013	2012

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,868,783	$5,985,000
Income taxes payable	199,558	-
Current maturities of long-term debt	581,004	629,631
Total current liabilities	6,649,345	6,614,631

Noncurrent liabilities:
Revolving line of credit	1,150,000	-
Long-term debt, less current maturities	2,631,607	2,401,312
Noncurrent deferred income taxes	127,000	289,000
Other noncurrent liabilities	910,327	371,728
Total noncurrent liabilities	4,818,934	3,062,040

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2013 and 2012	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,519,605 shares issued and 12,665,632 shares outstanding in 2013; 14,511,816 shares issued and 12,619,640 shares outstanding in 2012	14,520	14,512
Additional paid-in capital	30,101,069	30,074,801
Accumulated deficit	(8,159,164)	(8,557,178)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(487,393)	(494,550)
Treasury stock	(5,338,560)	(5,455,715)
Total stockholders’ equity	16,130,472	15,581,870

Total liabilities and stockholders’ equity	$27,598,751	$25,258,541

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Net Income and Comprehensive Income

	Year ended December 31
	2013	2012

Product sales	$62,379,450	$61,097,180
Handling & freight income	5,827,288	7,612,709
Net sales	68,206,738	68,709,889

Costs and expenses:
Cost of products sold	14,022,996	13,685,581
Distributor royalties and commissions	24,926,014	25,839,621
Selling, general, and administrative	27,755,483	27,472,807
Income from operations	1,502,245	1,711,880

Other income (expense):
Interest income	149,402	129,415
Interest expense	(82,461)	(99,502)
Other income (expense)	(137,596)	406,176
Income before income taxes	1,431,590	2,147,969
Provision for income taxes	655,000	789,000

Net income available to common shareholders	$776,590	$1,358,969

Other comprehensive income:
Foreign currency translation adjustment	7,157	122,753

Comprehensive income	$783,747	$1,481,722

Earnings per common share - Basic	$0.06	$0.11
Weighted average shares	12,619,000	12,500,000

Earnings per common share - Diluted	$0.06	$0.11
Weighted average shares	12,816,000	12,654,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2011	14,425,185	$14,425	$30,292,792	$(9,540,595)	$(617,303)	1,941,081	$(5,663,468)	$14,485,851
Net income	-	-	-	1,358,969	-	-	-	1,358,969
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	122,753	-	-	122,753
Total comprehensive income								1,481,722
Common stock dividends paid, $0.03 per share	-	-	-	(375,552)	-	-	-	(375,552)
Common stock issued to consultant	86,631	87	109,413	-	-	-	-	109,500
Stock-based compensation	-	-	102,465	-	-	-	-	102,465
Expired stock options & warrants; deferred tax effect	-	-	(276,023)	-	-	-	-	(276,023)
Contribution of treasury shares to ESOP	-	-	(153,846)	-	-	(96,154)	278,846	125,000
Common stock purchased for treasury	-	-	-	-	-	47,249	(71,093)	(71,093)
Balance at December 31, 2012	14,511,816	14,512	30,074,801	(8,557,178)	(494,550)	1,892,176	(5,455,715)	15,581,870
Net income	-	-	-	776,590	-	-	-	776,590
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	7,157	-	-	7,157
Total comprehensive income								783,747
Common stock dividends paid, $0.03 per share	-	-	-	(378,576)	-	-	-	(378,576)
Stock-based compensation	-	-	41,745	-	-	-	-	41,745
Expired stock options & warrants; deferred tax effect	-	-	(31,618)	-	-	-	-	(31,618)
Contribution of treasury shares to ESOP	-	-	2,481	-	-	(42,248)	122,519	125,000
Warrants exercised	7,789	8	13,660	-	-	-	-	13,668
Common stock purchased for treasury	-	-	-	-	-	4,045	(5,364)	(5,364)
Balance at December 31, 2013	14,519,605	$14,520	$30,101,069	$(8,159,164)	$(487,393)	1,853,973	$(5,338,560)	$16,130,472

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2013	2012
Operating activities
Net income	$776,590	$1,358,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	952,660	954,110
Stock-based compensation	41,745	102,465
Contribution of treasury shares to ESOP	125,000	125,000
Non-cash gain on loan modification	-	(410,320)
Deferred income taxes	(137,000)	95,977
Foreign currency transaction (gain)/loss	126,188	(21,139)
(Increase) decrease in accounts receivable	84,248	115,334
(Increase) decrease in inventories	(3,500)	(468,297)
(Increase) decrease in refundable income taxes	11,151	83,095
(Increase) decrease in prepaid expenses and other
current assets	(23,393)	(73,173)
(Increase) decrease in other assets	(71,748)	(20,561)
Increase (decrease) in income taxes payable	199,558	-
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	508,761	626,678
Net cash provided by operating activities	2,590,260	2,468,138

Investing activities
Proceeds from sale of property, plant, and equipment	3,231	39,910
Purchase of property, plant, and equipment	(382,580)	(524,984)
Purchase of note and mortgage secured by underlying property	-	(2,000,000)
Payments received on distributor note receivable	78,954	-
Acquisition of lunasin technology license	(1,150,000)	-
Payment of life insurance premiums	(320,343)	(300,667)
Net cash used in investing activities	(1,770,738)	(2,785,741)

Financing activities
Proceeds from revolving line of credit borrowings	1,150,000	-
Principal payments on long-term borrowings	(630,246)	(709,785)
Common stock dividends paid	(378,576)	(375,552)
Proceeds from warrants exercised	13,668	-
Purchase of stock for treasury	(5,364)	(71,093)
Net cash provided by (used in) financing activities	149,482	(1,156,430)
Effect of exchange rate changes on cash and cash
equivalents	(113,248)	100,862
Increase (decrease) in cash and cash equivalents	855,756	(1,373,171)
Cash and cash equivalents at beginning of year	5,801,042	7,174,213
Cash and cash equivalents at end of year	$6,656,798	$5,801,042

F-6

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$74,767	$99,906

Income taxes	$579,000	$597,000

Noncash investing and financing transactions:
Obligation for acquisition of lunasin technology license	$850,000	$-

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv’ International, Inc. (the Company) produces a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management, and sports nutrition.  These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Austria, Brunei, Canada, France, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore, and the United Kingdom.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Statements of income amounts have been translated using the average exchange rate for the year.  The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).  The foreign currency translation adjustment is the only component of accumulated other comprehensive loss.  If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Transaction gains/(losses) were $(126,188) and $21,139 for 2013 and 2012, respectively.

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

Actual and estimated sales returns are classified as a reduction of net sales.  The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience.  The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship.  Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products.  For the years ended December 31, 2013 and 2012, total returns as a percent of net sales were approximately 0.57 % and 0.48%, respectively.

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

Stock-Based Compensation

The Company has stock-based incentive plans under which it may grant stock option, restricted stock, and unrestricted stock awards.  The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms.  The fair value of stock-based awards is primarily determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield.  See Note 7 for additional information.

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

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred.  The Company recorded $191,800 and $44,000 of advertising expense in 2013 and 2012, respectively.

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

Intangible assets estimated to have finite estimable lives are amortized over their estimated economic life under the straight-line method; such method correlates to management’s estimate of the assets’ economic benefit.  Based on management’s estimates at origination, these lives range from two to seventeen years.  Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of net income and comprehensive income.  As of December 31, 2013, remaining lives of intangible assets range from three to seventeen years.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $565,000 and $587,000 in 2013 and 2012, respectively.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.   Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2013 and 2012, consist of the following:

	2013	2012

Land and land improvements	$883,563	$883,563
Building	9,945,187	9,905,967
Machinery and equipment	3,785,949	3,767,910
Office equipment	1,236,303	1,231,215
Computer equipment and software	2,690,294	2,666,150
	18,541,296	18,454,805
Less accumulated depreciation	11,805,877	11,343,033
	$6,735,419	$7,111,772

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and 2012, consist of the following:

	2013	2012

Trade payables	$2,968,814	$2,924,111
Distributors' commissions	2,033,727	2,293,019
Sales taxes	311,049	283,700
Payroll and payroll taxes	555,193	484,170
	$5,868,783	$5,985,000

4.  Amortizable Intangible Assets

The Company had amortizable intangible assets as follows as of December 31, 2013 and 2012:

			Accumulated
	Gross Carrying Amount		Amortization
	2013	2012	2013	2012

Distributorship and related agreements	$2,060,000	$2,060,000	$770,375	$616,365
Lunasin technology license	1,954,661	-	48,383	-
	$4,014,661	$2,060,000	$818,758	$616,365

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.  Amortizable Intangible Assets (continued)

Amortization expense (straight-line method) for intangible assets totaled $202,393 and $154,009 in 2013 and 2012, respectively.  Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2014	$270,000
2015	270,000
2016	255,000
2017	226,000
2018	226,000

5.  Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at December 31, 2013 and 2012 were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

December 31, 2013
Long-term debt	$4,362,611	$4,362,611	-	$4,362,611	-
Note receivable	1,921,046	2,365,000	-	2,365,000
Marketable securities (1)	278,000	278,000	$278,000	-	-

December 31, 2012
Long-term debt	$3,030,943	$3,030,943	-	$3,030,943
Note receivable	2,000,000	2,640,000	-	2,640,000	-
Marketable securities (1)	206,000	206,000	$206,000	-	-

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

6. Debt

Debt at December 31, 2013 and 2012 consists of the following:

	2013	2012

Term loan	$2,400,697	$2,807,298
Revolving line of credit	1,150,000	-
Obligation for acquisition of technology license, net	811,914	-
Obligation for purchase of distributorship, as modified	-	223,645
	4,362,611	3,030,943
Less current maturities	581,004	629,631
	$3,781,607	$2,401,312

Principal maturities of debt at December 31, 2013, are as follows:

2014	$581,004
2015	643,467
2016	2,926,226
2017	211,914
2018	-
Thereafter	-
$4,362,611

Revolving loan agreements

Effective October 1, 2011, upon expiration of a previous revolving loan agreement, the Company entered into a new $5 million one-year revolving loan agreement (2011) with its primary lender.  The 2011 agreement expired September 2012.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Revolving loan agreements (continued)

Effective September 30, 2012, the Company entered into a new one-year $5 million revolving loan agreement (2012) with its primary lender.  Similar to the previous agreements, any advances under the revolver accrue interest at a variable interest rate based on 30-day LIBOR + 1.85%.  Interest, if any, is payable monthly.  In August 2013, in conjunction with its acquisition of a technology license, the Company borrowed $1.15 million under its revolving line of credit and this balance remained outstanding at December 31, 2013.

On February 28, 2014, the Company and its primary lender amended the revolving line of credit agreement and the term loan agreement.  As part of the amendment, the $5 million revolving line of credit agreement has been extended to July 1, 2016 and the outstanding revolving loan balance of $1.15 million has been re-financed into the term loan balance.  As a result, the Company has presented the December 31, 2013 revolving line of credit balance of $1,150,000 as non-current in the accompanying consolidated balance sheets.

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

On September 30, 2012, the Company re-financed the 2010 term loan agreement with its primary lender.  The 2012 re-financed term loan is for a period of thirty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%.  At December 31, 2013, the term loan’s interest rate was 2.17%.  Monthly principal and interest are based on approximately a seven-year amortization.  The aggregate outstanding balance of principal and interest was due and payable on November 30, 2015.

On February 28, 2014, the Company re-financed the 2012 term loan agreement and its revolving line of credit agreement with its primary lender.  The 2014 re-financed term loan is for a period of twenty-eight months with the same floating interest rate pricing as the 2012 term loan.  The total borrowings on the new 2014 term loan is approximately $3.5 million and consists of the February 28, 2014 outstanding balances of the 2012 term loan and the revolving line of credit loan balance of $1.15 million. Thus, upon the completion of this February 28, 2014 re-financing, the Company had no outstanding borrowings under its revolving line of credit agreement.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Term Loan (continued)

The term loan agreement and revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company’s headquarters.  These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and that borrowings under the agreements shall not exceed EBITDA by a ratio of 2.5 to 1.  At December 31, 2013, the Company was in compliance with its loan covenants.

Obligation for Acquisition of Technology License, net

In July 2013, a newly-formed, wholly-owned subsidiary of the Company entered into a Technology License Agreement (TLA) with a privately-held company.  The TLA provides the Company the exclusive license for certain intellectual property related to the nutritional ingredient lunasin and other soy-related peptides and proteins.  In consideration for the TLA, the Company agreed to pay the licensor a purchase price of $2 million; $1.15 million paid at closing, with the remaining obligation (non-interest bearing) paid over the next four years in a series of annual payments ranging from $150,000 to $250,000 as stated in the agreement.  Subject to certain minimum and maximum thresholds, the Company may also pay the licensor royalties of 5% of sales during the first five years of the TLA and royalties ranging from 1% to 3% of sales during the remaining life of the TLA.  As of December 31, 2013, management’s estimate of earned but unpaid royalties is zero.  The Company has accounted for the TLA as an asset purchase acquisition consisting of a long-term finite-lived asset to be amortized over the life of the associated intellectual property (approximately seventeen years).

Obligation for Purchase of Distributorship, as modified

On August 31, 2009, the Company acquired an independent Reliv distributorship from its owner (“Seller”) which resulted in the Seller financing $1,343,881 of the purchase price over a period of seven years with monthly payments of principal and interest totaling $18,994.

At June 30, 2012, the Company’s remaining balance due to the Seller under this transaction was approximately $856,000.  On July 17, 2012, the Company and Seller entered into an Agreement to modify the Company’s remaining obligation to equal twelve consecutive monthly payments of principal and interest of $37,500 with the first payment commencing in July 2012.  The Company has presented the 2012 non-cash gain of $410,320 relating to this modification as Other Income in the accompanying consolidated statements of net income and comprehensive income.  As of December 31, 2013, the Company’s obligation for purchase of a distributorship has been repaid.

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

In March 2013, the Company issued performance-based stock option grants totaling 230,000 shares.  These option grants have an exercise price of $1.17 per share with a five-year term.  The options’ vesting provisions are contingent upon the Company achieving certain financial performance measurements.  The aggregate estimated compensation cost related to the performance based options is $110,400; however, recognition is contingent upon performance vesting.  The grant-date fair value of the options was $0.48 per share and was determined using a binomial option pricing model using an average risk-free rate of 0.90%, an average dividend yield of 1.60%, and an average volatility of 52.7%.

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

Compensation cost for all of the stock option plans was approximately $36,772 ($35,000 net of tax) and $96,800 ($74,000 net of tax) for the years ended December 31, 2013 and 2012, respectively, and has been recorded in selling, general, and administrative expense.  As of December 31, 2013, the total remaining unrecognized compensation cost related to the non-vested portion of time vesting stock options totaled $98,000 ($95,000 net of tax), which will be amortized over the weighted remaining requisite service period of three years.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2013		2012
		Weighted		Weighted
		Avg.		Avg.
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding beginning of the year	1,313,500	$3.95	739,500	$8.29
Granted
Price = Fair Value	230,000	1.17	639,250	1.20
Price > Fair Value	-		135,750	1.32
Exercised	-		-
Expired and forfeited	(78,500)	5.57	(201,000)	9.40
Outstanding at end of year	1,465,000	$3.42	1,313,500	$3.95

Exercisable at end of year	555,500	$7.05	542,375	$7.79

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

 Stock Options (continued)

	As of December 31, 2013
	Options Outstanding			Options Exercisable

Range of	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.	Weighted Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$1.17	230,000	4.17	$1.17	-	-	$-
$1.20 - $1.32	755,000	3.00	1.22	75,500	3.00	1.23
$7.92	450,000	1.00	7.92	450,000	1.00	7.92
$8.68	30,000	1.79	8.68	30,000	1.79	8.68
$1.17 - $8.68	1,465,000	2.55	$3.42	555,500	1.31	$7.05

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2013 was $119,000.  Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

For the years ended December 31, 2013 and 2012, no stock options were exercised.

Distributor Stock Purchase Plan

In July 2009, the Company established a Distributor Stock Purchase Plan (2009 Plan) which replaced a similar plan which had expired.  The 2009 Plan commenced in August 2009.  Since inception, a total of 57,071 warrants have been issued under the 2009 Plan.

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

The Company records expense under the fair value method for warrants granted to distributors.  Total expense recorded for these warrants was $4,973 and $5,665 in 2013 and 2012, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2013	2012

Expected warrant life (years)	3.0	3.0
Risk-free weighted average interest rate	0.78%	0.37%
Stock price volatility	62.8%	46.4%
Dividend yield	0.8%	1.6%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2013		2012
		Weighted		Weighted
		Avg.		Avg.
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding beginning of the year	41,827	$1.49	31,565	$1.74
Granted	12,065	2.81	13,441	1.31
Exercised	(7,789)	1.76	-
Expired	(8,116)	1.94	(3,179)	3.28

Outstanding at end of year	37,987	$1.76	41,827	$1.49

Exercisable at end of year	37,987		41,827

	As of December 31, 2013
	Warrants Outstanding			Warrants Exercisable

Range of	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$ 1.23	14,154	1.00	$1.23	14,154	$1.23
$ 1.31	11,768	2.00	1.31	11,768	1.31
$ 2.81	12,065	3.00	2.81	12,065	2.81
$1.23 - $2.81	37,987	1.95	$1.76	37,987	$1.76

The intrinsic value for stock warrants outstanding at December 31, 2013 was $40,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock warrants exercised for the years ended December 31 follows:

	Year ended December 31
	2013	2012

Stock Warrants Exercised:
Intrinsic value	$9,548	$-
Actual tax benefit realized	2,045	-
Cash received	13,668	-

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2013	2012
Numerator:
Net income	$776,590	$1,358,969
Denominator:
Denominator for basic earnings per share – weighted average shares	12,619,000	12,500,000

Dilutive effect of employee stock options and other warrants	197,000	154,000

Denominator for diluted earnings per share – adjusted weighted average shares	12,816,000	12,654,000

Basic earnings per share	$0.06	$0.11
Diluted earnings per share	$0.06	$0.11

For the year ended December 31, 2013, options and warrants totaling 1,099,565 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable.  For the year ended December 31, 2012, options and warrants totaling 943,684 shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
9. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2013:

2014	$385,322
2015	238,736
2016	92,074
2017	30,974
2018	14,079
Thereafter	-
$761,185

Rent expense for operating leases was $479,862 and $422,708 for the years ended December 31, 2013 and 2012, respectively.

10.  Note Receivable Due From Distributor

In March 2012, the Company purchased a note and mortgage (“Note”) from a real estate investment management firm on certain properties in Wyoming and Idaho for $2 million.  In May 2012, the Company entered into a Loan Modification Agreement (“LMA”) with the Note’s original and present borrower (“Borrower”) to restructure the Note’s principal amount due and related terms.  The LMA terms are for a principal balance due of $2 million with interest only payments made monthly in 2012.  The LMA’s interest rate is the greater of 6% or prime and there is no prepayment penalty for voluntary principal payments.  Concurrently, with the execution of the LMA, the Company and the Borrower also entered into a Security Agreement in which repayment of the LMA is secured by the Borrower’s Reliv distributorship business.

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In February 2013, while retaining the Company’s right to require Borrower’s compliance with the LMA’s terms,  the Company and the Borrower agreed to a verbal modification in the payment schedule in which the Company agreed to accept monthly payments of principal and interest under a fifteen-year amortization period.  The outstanding balance of the note receivable was $1,921,046 and $2,000,000 as of December 31, 2013 and 2012, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended December 31
	2013	2012

United States	$2,974,655	$2,881,707
Foreign	(1,543,065)	(733,738)
	$1,431,590	$2,147,969

The components of the provision for income taxes are as follows:

	Year ended December 31
	2013	2012
Current:
Federal	$652,000	$551,000
State	117,000	92,000
Foreign	23,000	50,000
Total current	792,000	693,000

Deferred:
Federal	(126,000)	82,000
State	(23,000)	14,000
Foreign	12,000	-
Total deferred	(137,000)	96,000
	$655,000	$789,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%.  The reasons for these differences are as follows:

	Year ended December 31
	2013	2012

Income taxes at U.S. statutory rate	$487,000	$730,000
State income taxes, net of federal benefit	70,000	116,000
Higher/(lower) effective taxes on earnings in foreign countries	116,000	(30,000)
Foreign corporate income taxes	35,000	50,000
Nondeductible meals and entertainment expense	27,000	26,000
Qualified production activities income - AJCA	(52,000)	(54,000)
Reserve for uncertain tax positions	2,000	2,000
Other	(30,000)	(51,000)
	$655,000	$789,000

The Company has a deferred tax asset of $3,640,000 as of December 31, 2013, and $3,475,000 as of December 31, 2012, relating to foreign net operating loss carryforwards in various jurisdictions.  The Company has recorded a full valuation allowance as it is more likely than not that this asset will not be realized before it expires beginning in 2014.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2013 and 2012, are as follows:

	2013	2012
Deferred tax assets:
Product refund reserve	$26,000	$28,000
Inventory obsolescence reserve	28,000	74,000
Vacation accrual	28,000	29,000
Stock-based compensation	6,000	72,000
Organization costs	207,000	192,000
Deferred compensation	284,000	83,000
Miscellaneous accrued expenses	16,000	42,000
Foreign net operating loss carryforwards	3,640,000	3,475,000
Valuation allowance - NOL carryforwards	(3,640,000)	(3,475,000)
	595,000	520,000
Deferred tax liabilities:
Depreciation and amortization	272,000	312,000
Foreign currency exchange	141,000	126,000
	413,000	438,000
Net deferred tax assets (liabilities)	$182,000	$82,000

Reported as:
Current deferred tax assets	$309,000	$371,000
Non-current deferred tax liabilities	127,000	289,000
Net deferred tax assets	$182,000	$82,000

Through December 31, 2013, the cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $57,000.

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

At December 31, 2013 and 2012, the Company had $91,000 and $56,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount of $91,000 would impact the effective income tax rate if recognized.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2012	$51,000

Settlements and effective settlements with tax authorities	-
Lapse of statute of limitations	-
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(13,000)
Increases in balances related to tax positions taken during current period	18,000

Balance as of December 31, 2012	$56,000

Settlements and effective settlements with tax authorities	-
Lapse of statute of limitations	(7,000)
Increases in balances related to tax positions taken during prior periods	40,000
Decreases in balances related to tax positions taken during prior periods	(11,000)
Increases in balances related to tax positions taken during current period	13,000

Balance as of December 31, 2013	$91,000

The Company’s unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2009 and concluded years through 2010 with its primary state jurisdiction.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006.  The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies.  As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income.  In 2011, the Company made good faith deposits to the local tax authority under the tax agency’s administrative judicial resolution process.  As of December 31, 2013, management’s estimated reserve (net of deposits) for this matter is approximately $95,000.

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan, and the Company matches a percentage of the employee’s contribution at a rate of 25%.  Company contributions under the 401(k) plan totaled $144,600 and $145,000 in 2013 and 2012, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees.  Contributions to the ESOP are funded by the Company on a discretionary basis. In 2013 and 2012, the Company’s contribution consisted of shares of common stock from treasury measured by the fair value of the stock on date of contribution. Company contributions under the ESOP plan totaled approximately $125,000 for each of the years ended December 31, 2013 and 2012, respectively.

13. Incentive Compensation Plans

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan.  This new plan was effective for fiscal year 2007 and replaced a previous plan.  Under the plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000.  For fiscal years 2013 and 2012, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 16% of the Company’s Income from Operations.  The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors.

The Company expensed a total of $286,000 and $305,000 to the participants of the bonus pool for 2013 and 2012, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans (continued)

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers.  The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011.  The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions.  Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive.  Beginning April 2015, the Company may exercise a call option on one or more of the manager’s incentive amount; redeeming such amount in cash or a combination of cash and the Company’s common stock, depending upon the amount of the vested incentive.  In the fourth quarter of 2012, the subsidiary’s 24-month financial performance became positive, and remained positive throughout 2013, resulting in the recognition of compensation expense of $440,500 and $88,500 for 2013 and 2012, respectively, as presented within Selling, General, and Administrative in the accompanying consolidated statements of net income and comprehensive income.  At December 31, 2013 and 2012, accrued compensation was $529,000 and $88,500, respectively, and was included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust.  A grantor trust was established to hold the assets of the SERP.  The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral.  Investment earnings and losses accrue to the benefit or detriment of the participants.  The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution.  In 2013 and 2012, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant.  At December 31, 2013 and 2012, SERP assets were $278,000 and $206,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2013 and 2012, SERP liabilities were $287,000 and $211,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets.  The changes in the balances of SERP assets and SERP liabilities during 2013 and 2012 were due to net realized and unrealized investment gains/losses incurred by the plan.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Segment Information (continued)

Description of Products and Services by Segment (continued)

Geographic area data for the years ended December 31, 2013 and 2012 follow:

	2013	2012

Net sales to external customers
United States	$53,650,647	$53,801,077
Australia/New Zealand	1,858,983	2,111,234
Canada	1,776,375	1,860,956
Mexico	977,358	1,055,473
Europe (1)	7,953,221	6,480,923
Asia (2)	1,990,154	3,400,226
Total net sales	$68,206,738	$68,709,889

Assets by area
United States	$22,966,040	$20,828,940
Australia/New Zealand	807,336	833,983
Canada	753,035	364,082
Mexico	531,854	568,868
Europe (1)	1,665,194	1,557,036
Asia (2)	875,292	1,105,632
Total consolidated assets	$27,598,751	$25,258,541

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, Brunei, and Indonesia.

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2013 and 2012, follow:

	2013	2012

Net sales by product category
Nutritional and dietary supplements	$60,049,651	$58,859,774
Skin care products	417,688	471,576
Sales aids and other	1,912,111	1,765,830
Handling & freight income	5,827,288	7,612,709
Total net sales	$68,206,738	$68,709,889

