Form 10-Q
period 2014-03-31
RELIV INTERNATIONAL INC
filed 2014-05-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2014 was 12,665,632 (excluding treasury shares).

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31	December 31
	2014	2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,882,528	$6,656,798
Accounts receivable, less allowances of
$29,900 in 2014 and $31,800 in 2013	138,282	148,630
Accounts and note due from employees and distributors	138,959	129,852
Inventories
Finished goods	3,711,981	3,516,079
Raw materials	1,887,216	1,501,522
Sales aids and promotional materials	186,434	197,089
Total inventories	5,785,631	5,214,690

Refundable income taxes	35,857	-
Prepaid expenses and other current assets	1,180,444	697,099
Deferred income taxes	98,000	309,000
Total current assets	12,259,701	13,156,069

Other assets	401,006	277,770
Cash surrender value of life insurance	2,678,095	2,403,763
Note receivable due from distributor	1,806,156	1,829,827
Intangible assets, net	3,128,371	3,195,903

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,954,087	9,945,187
Machinery & equipment	3,789,478	3,785,949
Office equipment	1,240,814	1,236,303
Computer equipment & software	2,725,927	2,690,294
	18,593,869	18,541,296
Less: Accumulated depreciation	11,978,754	11,805,877
Net property, plant and equipment	6,615,115	6,735,419

Total assets	$26,888,444	$27,598,751

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31	December 31
	2014	2013
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,122,131	$2,968,814
Distributors' commissions payable	2,025,180	2,033,727
Sales taxes payable	211,375	311,049
Payroll and payroll taxes payable	313,785	555,193
Total accounts payable and accrued expenses	5,672,471	5,868,783

Income taxes payable	-	199,558
Current maturities of long-term debt	647,423	581,004
Total current liabilities	6,319,894	6,649,345

Noncurrent liabilities:
Revolving line of credit	-	1,150,000
Long-term debt, less current maturities	3,608,944	2,631,607
Deferred income taxes	-	127,000
Other noncurrent liabilities	935,282	910,327
Total noncurrent liabilities	4,544,226	4,818,934

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2014 and 2013	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,519,605 shares issued and 12,665,632
shares outstanding as of 3/31/2014; 14,519,605 shares
issued and 12,665,632 shares outstanding as of 12/31/2013	14,520	14,520
Additional paid-in capital	30,113,128	30,101,069
Accumulated deficit	(8,310,114)	(8,159,164)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(454,650)	(487,393)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	16,024,324	16,130,472

Total liabilities and stockholders' equity	$26,888,444	$27,598,751

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended March 31
	2014	2013

Product sales	$13,305,781	$16,889,458
Handling & freight income	1,159,108	1,967,806

Net sales	14,464,889	18,857,264

Costs and expenses:
Cost of products sold	2,886,851	3,903,858
Distributor royalties and commissions	5,207,287	7,003,204
Selling, general and administrative	6,540,867	7,515,488

Total costs and expenses	14,635,005	18,422,550

Income (loss) from operations	(170,116)	434,714

Other income (expense):
Interest income	36,124	37,164
Interest expense	(24,268)	(17,502)
Other income / (expense)	(24,690)	(26,575)

Income (loss) before income taxes	(182,950)	427,801
Provision (benefit) for income taxes	(32,000)	233,000

Net income (loss)	$(150,950)	$194,801

Other comprehensive income (loss):
Foreign currency translation adjustment	32,743	(16,773)

Comprehensive income (loss)	$(118,207)	$178,028

Earnings (loss) per common share - Basic	$(0.01)	$0.02
Weighted average shares	12,666,000	12,620,000

Earnings (loss) per common share - Diluted	$(0.01)	$0.02
Weighted average shares	12,666,000	12,708,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three months ended March 31
	2014	2013

Operating activities:
Net income (loss)	$(150,950)	$194,801
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	242,067	217,555
Stock-based compensation	12,059	11,661
Deferred income taxes	(32,000)	(43,000)
Foreign currency transaction (gain)/loss	28,597	20,262
(Increase) decrease in accounts receivable	3,062	83,621
(Increase) decrease in inventories	(563,699)	(138,307)
(Increase) decrease in refundable income taxes	(35,857)	10,632
(Increase) decrease in prepaid expenses
and other current assets	(481,735)	(739,779)
(Increase) decrease in other assets	(7,236)	(17,684)
Increase (decrease) in income taxes payable	(199,558)	155,809
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	(178,684)	853,337

Net cash provided by (used in) operating activities	(1,363,934)	608,908

Investing activities:
Proceeds from the sale of property, plant and equipment	87	-
Purchase of property, plant and equipment	(53,831)	(61,457)
Payments received on distributor note receivable	22,295	14,035
Payment of life insurance premiums	(274,333)	(259,726)

Net cash used in investing activities	(305,782)	(307,148)

Financing activities:
Principal payments on long-term borrowings	(110,190)	(212,457)

Net cash used in financing activities	(110,190)	(212,457)

Effect of exchange rate changes on cash and cash equivalents	5,636	(25,060)

Increase (decrease) in cash and cash equivalents	(1,774,270)	64,243

Cash and cash equivalents at beginning of period	6,656,798	5,801,042

Cash and cash equivalents at end of period	$4,882,528	$5,865,285

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

Note 1--	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2013, filed March 25, 2014 with the Securities and Exchange Commission.

Note 2--	Basic and Diluted Earnings (Loss) per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31
	2014	2013
Numerator:
Net income (loss)	$(150,950)	$194,801

Denominator:
Denominator for basic earnings (loss) per
share--weighted average shares	12,666,000	12,620,000
Dilutive effect of employee stock options
and other warrants	-	88,000

Denominator for diluted earnings (loss) per
share--adjusted weighted average shares	12,666,000	12,708,000

Basic earnings (loss) per share	$(0.01)	$0.02
Diluted earnings (loss) per share	$(0.01)	$0.02

Options and warrants to purchase 1,502,987 and 1,287,125 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Note 3--	Fair Value of Financial Instruments

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

March 31, 2014

Long-term debt	$4,256,367	$4,256,367	-	$4,256,367	-
Note receivable	1,898,750	2,306,000	-	2,306,000	-
Marketable securities (a)	285,000	285,000	$285,000	-	-

December 31, 2013

Long-term debt	$4,362,611	$4,362,611	-	$4,362,611	-
Note receivable	1,921,046	2,365,000	-	2,365,000	-
Marketable securities (a)	278,000	278,000	$278,000	-	-

(a)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the condensed consolidated balance sheets.

Note 4--	Long-Term Incentive Compensation Plan

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. Beginning April 2015, the Company may exercise a call option on one or more of the manager’s incentive amount; redeeming such amount in cash or a combination of cash and the Company’s common stock, depending upon the amount of the vested incentive. For the three months ended March 31, 2014 and 2013, compensation expense associated with this incentive plan was $(12,000) and $44,400, respectively, and is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income (loss) and comprehensive income (loss). At March 31, 2014 and December 31, 2013, accrued compensation was $517,000 and $529,000, respectively, and was included in "Other Non-Current Liabilities" in the accompanying condensed consolidated balance sheets.

Note 5--	Debt

	March 31	December 31
	2014	2013

Term loan	$3,440,509	$2,400,697
Revolving line of credit	-	1,150,000
Obligation for acquisition of technology license, net	815,858	811,914
	4,256,367	4,362,611
Less current maturities	647,423	581,004
Total long-term debt	$3,608,944	$3,781,607

Principal maturities of debt at March 31, 2014 are as follows:

Twelve months ending March 31,
2015	$647,423
2016	697,423
2017	2,695,663
2018	215,858
2019	-
Thereafter	-
$4,256,367

On February 28, 2014, the Company and its primary lender amended the revolving line of credit agreement and the term loan agreement. As part of the amendment, the $5 million revolving line of credit agreement has been extended to July 1, 2016 and the outstanding revolving loan balance of $1.15 million has been re-financed into the term loan balance. Borrowings, if any, under the new revolver accrue interest at a floating interest rate based on the 30-day LIBOR plus 1.85%.

The 2014 re-financed term loan is for a period of twenty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. The total borrowing on the re-financed term loan consisted of the outstanding balance of the previous term loan plus the February 28, 2014 revolving line of credit balance of $1.15 million. Monthly term loan payments consist of principal of $41,452 plus interest with a balloon payment for the outstanding balance due and payable on July 1, 2016. At March 31, 2014, the term loan's interest rate was 2.1555%.

The term loan agreement and the revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters. These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and a fixed coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed fixed charges by a ratio of at least 1.15 to 1. Fixed charges, as defined, include unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations. At March 31, 2014, the Company was in compliance with its loan covenants.

Note 6--	Taxes

The interim financial statement provision for income taxes (benefit) is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Three Months ended March 31
	2014	2013

Income taxes (benefit) at U.S. statutory rate	$(62,000)	$145,000
State income taxes, net of federal benefit	18,000	33,000
Higher / (lower) effective taxes on earnings/losses
in certain foreign countries	6,000	58,000
Foreign corporate income taxes	(5,000)	5,000
Other, net	11,000	(8,000)

	$(32,000)	$233,000

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of March 31, 2014 and December 31, 2013, management's estimated reserve (net of deposits) for this matter is approximately $95,000. There has been no change in this matter during the first three months of 2014.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and an all-natural sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 73.9% of worldwide net sales for the three months ended March 31, 2014 and 80.1% of worldwide net sales for the three months ended March 31, 2013. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on a limited basis in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2014, consisted of approximately 52,620 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

All of our sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have an effect on sales and gross margins. U.S. generally accepted accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

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

Distributor royalties and commissions are monthly payments made to distributors based on products sold in their downline organization. Based on our distributor agreements, these expenses have typically approximated 23% of sales at suggested retail. In the United States effective March 1, 2013, we instituted a retail price increase, offset by a reduced shipping charge. After the price change, wholesale pricing discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is generally equal to the retail price of each product prior to the price increase. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.

Selling, general and administrative expenses include the compensation and benefits paid to our employees, except for those in manufacturing, all other selling expenses, marketing, promotional expenses, travel and other corporate administrative expenses. These other corporate administrative expenses include professional fees, non-manufacturing depreciation and amortization, occupancy costs, communication costs and other similar operating expenses. Selling, general and administrative expenses can be affected by a number of factors, including staffing levels and the cost of providing competitive salaries and benefits; the amount we decide to invest in distributor training and motivational initiatives; and the cost of regulatory compliance.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2014 and 2013. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended
	March 31,
	2014	2013

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.0	20.7
Distributor royalties and commissions	36.0	37.1
Selling, general and administrative	45.2	39.9

Income/(loss) from operations	(1.2)	2.3
Interest expense	(0.2)	(0.1)
Interest and other income/(expense)	0.1	0.1

Income/(loss) before income taxes	(1.3)	2.3
Provision/(benefit) for income taxes	(0.3)	1.2

Net income/(loss)	(1.0)%	1.1%

Net Sales. Overall net sales decreased by 23.3% in the three months ended March 31, 2014 compared to the same period in 2013. During the first quarter of 2014, sales in the United States decreased by 29.2%, and international sales increased by 0.7% over the prior-year period.

The following table summarizes net sales by geographic market for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014		2013		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$10,693	73.9%	$15,109	80.1%	$(4,416)	(29.2)%
Australia/New Zealand	432	3.0	448	2.4	(16)	(3.6)
Canada	290	2.0	554	2.9	(264)	(47.7)
Mexico	224	1.5	278	1.5	(54)	(19.4)
Europe	2,329	16.1	2,020	10.7	309	15.3
Asia	497	3.5	448	2.4	49	10.9

Consolidated total	$14,465	100.0%	$18,857	100.0%	$(4,392)	(23.3)%

The following table sets forth, as of March 31, 2014 and 2013, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. The active distributor count for Europe includes our preferred customers in France. This program began in mid-2013 and the Europe active distributor count as of March 31, 2014 includes 2,120 preferred customers.

	March 31, 2014		March 31, 2013		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	38,290	4,980	40,020	3,960	(4.3)%	25.8%
Australia/New Zealand	1,440	150	1,710	180	(15.8)	(16.7)
Canada	1,280	230	1,310	170	(2.3)	35.3
Mexico	1,170	140	1,340	100	(12.7)	40.0
Europe	7,790	820	7,090	730	9.9	12.3
Asia	2,650	310	4,570	460	(42.0)	(32.6)

Consolidated total	52,620	6,630	56,040	5,600	(6.1)%	18.4%

United States

In the United States, net sales were down 29.2% in the first quarter of 2014 compared to the same period in 2013. Sales declined in the first quarter of 2014 as sales volume that would normally occur in the quarter was shifted to the fourth quarter of 2013 as the result of the promotion that lowered the sales volume needed to achieve Master Affiliate status in the United States. Under the Ignition Master Affiliate qualification promotion, new distributors could qualify as a Master Affiliate at 60% of the sales volume previously required. Existing Master Affiliates could also place their annual requalification order at the reduced sales volume level. This promotion was initially scheduled to end during the fourth quarter of 2013. Consequently, distributor activity related to the Ignition promotion resulted in the shifting and reduction in Master Affiliate requalification orders that would normally be received in January 2014 to the fourth quarter of 2013, accounting for much of the decline in sales in the United States during the first quarter of 2014. The reduced sales volume requirement was made a permanent update to our compensation plan beginning in January 2014. The winter weather in the eastern half of the United States also negatively impacted sales in the first quarter. For example, we were forced to cancel a national distributor conference scheduled for February 14th and 15th in Charlotte, NC due to a major winter storm — the first time in our 25-year history we were forced to cancel such an event. As a result of the weather, the excitement and training shared at these and other smaller events did not occur.

Also negatively impacting sales in the United States in the first quarter was a decline in distributor activity evidenced by a decrease in the number of new distributor enrollments and a decrease in the number of distributorships that qualified as new Master Affiliates during the quarter. During the first quarter of 2014, approximately 1,956 new distributors were enrolled, compared to 2,781 new distributor enrollments in the prior-year quarter, a decline of 29.7%. In the first quarter of 2014, approximately 236 distributors qualified as new Master Affiliates, compared to approximately 358 in the prior-year quarter, a decline of 34.1%. As a result, the net number of active distributors in the United States as of March 31, 2014 decreased by 4.3% to 38,290 as compared to the number of active distributors as of March 31, 2013. The net number of distributors at the level of Master Affiliate and above as of March 31, 2014 increased by 25.8% as compared to March 31, 2013. This increase was the result of the number of distributorships that qualified as Master Affiliates during the reduced volume promotion during the fourth quarter of 2013. Distributor retention declined slightly to 67.7% for the first three months of 2014 compared to a rate of 68.2% for all of 2013.

In the first quarter of 2014, we processed approximately 46,444 orders in the United States for products at an average order of $317 at suggested retail. In the same period of 2013, we processed approximately 54,317 product orders at an average order of $376 at suggested retail. The decline in the number of orders processed is attributable to the decline in distributor activity. The decrease in the average order size is attributable to the reduction in Master Affiliate requalification orders in the first quarter of 2014 normally placed during January each year.

We continue to focus our marketing efforts on our LunaRich®-based products. First quarter 2014 net sales in the United States were led by the flagship products in the LunaRich line, Reliv Now® and LunaRich X™, which made up 18.7% and 14.1% of U.S. net sales, respectively.

International Operations

During the three months ended March 31, 2014, net sales in our international operations increased in aggregate by 0.7% to $3.77 million compared to $3.75 million for the three months ended March 31, 2013. When sales are measured excluding the impact of currency fluctuation, sales increased in Europe, Asia, and Australia/New Zealand, but were offset by declines in Canada and Mexico during the first quarter of 2014. When net sales are converted using the 2013 exchange rate for both 2013 and 2014, international net sales increased by 0.6% for the first quarter of 2014 compared to the first quarter of the prior year. Regional sales results excluding the impact of currency fluctuation for the first quarter of 2014 compared to the first quarter of 2013 were as follows: Australia/New Zealand net sales increased 8.7%, Canada net sales decreased 42.7%, Mexico net sales decreased 15.7%, Europe net sales increased 8.2%, and Asian sales increased 21.7%.

In Canada, sales were negatively impacted in the first quarter of 2014 , similar to the United States, as a result of the Ignition Master Affiliate promotion. Accordingly, excluding the impact of currency fluctuation, net sales declined by 42.7% in this quarter compared to the prior-year quarter.

In Europe, distributor activity and growth continued in the first quarter of 2014 and resulted in an 8.2% increase in net sales, excluding the impact of currency fluctuation. Total order count increased to 7,155 in the first quarter of 2014 compared to 5,268 in the same period last year, an increase of 35.8%. Other distributor statistics remained strong, with new distributor and preferred customer enrollments of 1,461 in the first quarter of 2014, compared to 1,344 in the same period in 2013.

In Asia, sales increased by 21.7%, excluding the impact of currency fluctuation, as the results of the changes made in 2013 to our business model in the region begin to have a positive impact. Across the region, we introduced initiatives to increase focus on retail sales by distributors.

In Australia/New Zealand, sales increased by 8.7%, excluding the impact of currency fluctuation, in the first quarter of 2014 compared to the prior-year quarter. In 2013, we implemented pricing and freight charge structure changes similar to the United States along with other initiatives to increase focus on retail sales by distributors, and these changes are beginning to have a positive impact on sales. When net sales are reported in U.S. dollars, sales in the region declined by 3.6% as the Australian dollar declined in value over the first quarter of 2014 compared to the prior-year quarter.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 20.0% for the three-month period ended March 31, 2014, compared to 20.7% for the same period in 2013. Gross margins improved in the first quarter of 2014 as the result of the price increase implemented in the first quarter of 2013, along with improved LunaRich X product margins resulting from our acquisition of the lunasin technology license in July 2013.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales was 36.0% for the three-month period ended March 31, 2014, compared to 37.1% in the same period in 2013. The decrease as a percentage of net sales is the result of the retail price increase and commission restructuring effective March 1, 2013 in the United States and later in 2013 for other markets. After the price change, wholesale discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is generally equal to the retail price of each product prior to the price increase.

Selling, General and Administrative Expenses. For the three months ended March 31, 2014, selling, general and administrative expenses (“SGA”) decreased by $975,000, compared to the same period in 2013. SGA expenses as a percentage of net sales were 45.2% for the three-month period ended March 31, 2014, compared to 39.9% for the same period of 2013.

Sales and marketing expenses decreased by approximately $836,000 in the first quarter of 2014, compared to the prior-year quarter. The decreases consisted of a decrease in distributor bonuses and other expenses directly related to the level of sales of approximately $293,000, a decrease of $288,000 in conference and meeting expenses, a decrease in promotions expense of $137,000, and a decrease in advertising/public relations expenses of $97,000. The decrease in conference and meeting expenses was partially due to the cancellation of the national distributor conference in Charlotte discussed earlier. The decrease in promotions expense was due to an incentive trip in the first quarter of 2013 that was not repeated in 2014, and the decrease in advertising/public relations expense was the result of a first half of 2013 public relations campaign to bring greater awareness to the LunaRich product line in 2013.

Salaries, benefits, and incentive compensation decreased in the aggregate in the first quarter of 2014, compared to the prior-year quarter, as increases in salaries and benefit expenses of approximately $6,000 were offset by a decrease in incentive compensation expense of $84,000. Distribution and warehouse expenses decreased by $51,000 and other general and administrative expenses decreased by approximately $9,000 in the first quarter of 2014, compared to the prior-year quarter.

Interest Income. Interest income decreased to $36,000 during the first quarter of 2014 compared to $37,000 in the first quarter of 2013. The interest income is primarily interest earned on the note receivable due from a distributor that was entered into in March 2012.

Interest Expense. Interest expense increased to $24,000 during the first quarter of 2014 compared to $18,000 in the first quarter of 2013. The increase in interest expense is the result of an increase in the amount of debt compared to the prior year. Further information regarding our bank debt is described in Note 5 of the Condensed Consolidated Financial Statements.

Other Income/Expense. Other income/expense in the first quarter of 2014 was a net expense of $25,000, compared to a net expense of $27,000 in the first quarter of 2013. The net expense in the first quarter in each year is primarily the result of foreign currency exchange losses in certain of our subsidiaries.

Income Taxes. We recorded an income tax benefit of $32,000 for the first three months of 2014, resulting in an effective rate of 17.5%. In the same period in 2013, we recorded income tax expense of $233,000, which represented an effective rate of 54.5%. The effective rate of the benefit in 2014 was negatively impacted by our filing status in certain states. Our effective rate was higher in 2013 due to losses incurred in the Philippines in the quarter for which there is no tax benefit.

Net Income/(Loss). Our net loss for the three months ended March 31, 2014 was approximately $151,000 ($0.01 per share basic and diluted), compared to net income of approximately $195,000 ($0.02 per share basic and diluted) for the same period in 2013. Profitability decreased in the first quarter of 2014 as the result of the decreases in net sales in the United States and Canada as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2014, we used $1.36 million of net cash in operating activities, $306,000 was used in investing activities, and we used $110,000 in financing activities. This compares to $609,000 of net cash provided from operating activities, $307,000 used in investing activities, and $212,000 used in financing activities in the same period of 2013. Cash and cash equivalents decreased by $1.77 million to $4.88 million as of March 31, 2014 compared to December 31, 2013.

Significant changes in working capital items consisted of an increase in inventory of $564,000, an increase in prepaid expenses/other current assets of $482,000, an increase in accounts payable and accrued expenses of $179,000, and a decrease in income taxes payable of $200,000 in the first three months of 2014. The increase in inventory is the result of production in excess of sales demand, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with various annual accruals and the increase in inventory. The decrease in income taxes payable is a function of the timing of estimated tax payments.

Investing activities during the first three months of 2014 consisted of a net investment of $54,000 for capital expenditures, payments received on a distributor note receivable of $22,000, and $274,000 for key-man life insurance. Financing activities during the first three months of 2014 consisted of principal payments of $110,000 on long-term borrowings.

Stockholders’ equity decreased to $16.02 million at March 31, 2014 compared to $16.13 million at December 31, 2013. The decrease is due to our net loss during the first three months of 2014 of $151,000 offset by a favorable adjustment in the cumulative foreign currency translation adjustment of $33,000 due to the general weakening of the U.S. dollar. Our working capital balance was $5.94 million at March 31, 2014 compared to $6.51 million at December 31, 2013. The current ratio at March 31, 2014 was 1.94 compared to 1.98 at December 31, 2013.

In September 2012, we entered into a term loan with our primary lender (“Bank”) in the principal amount of $2.90 million. The loan was renegotiated from a loan that originated with the Bank on November 30, 2010. The term of the loan was for a period of three years and two months with interest accruing on the outstanding principal balance at a floating interest rate based on the 30-day LIBOR plus 2.0%.

On February 28, 2014, we re-financed the 2012 term loan agreement (and its revolving line of credit agreement) with the Bank. The 2014 re-financed term loan is for a period of twenty-eight months with the same floating interest rate pricing as the 2012 term loan. The total loan amount of the new 2014 term loan is approximately $3.48 million and consists of the February 28, 2014 outstanding balances of the 2012 term loan and the revolving line of credit loan balance of $1.15 million. Upon the completion of the re-financing, the revolving line of credit loan balance was zero. The credit agreement has a maturity date of July 1, 2016. The terms of this new credit agreement are described in Note 5 of the Condensed Consolidated Financial Statements.

The new credit agreement includes a revolving credit facility for $5 million. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has the same maturity date as the 2014 term loan of July 1, 2016. After the new credit agreement was completed, there were no outstanding borrowings on the revolving credit facility, and there are no outstanding borrowings on the facility as of March 31, 2014.

The new credit agreement is secured by all our tangible and intangible assets and also by a mortgage on the real estate of our headquarters. These agreements also include loan covenants requiring us to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed the fixed charges, including unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations, by a ratio of at least 1.15 to 1. As of March 31, 2014, we were in compliance with our loan covenants.

Management believes that our internally generated funds coupled with cash on hand and the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2014.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-28 of our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2014. Our critical accounting policies remain unchanged as of March 31, 2014.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2014, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

10.1	Credit Agreement dated February 28, 2014 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed March 6, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: May 14, 2014

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 14, 2014

