Form 10-Q
period 2014-06-30
RELIV INTERNATIONAL INC
filed 2014-08-13
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2014 was 12,665,632 (excluding treasury shares).

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2014	2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,929,321	$6,656,798
Accounts receivable, less allowances of $29,100 in 2014 and $31,800 in 2013	170,827	148,630
Accounts and note due from employees and distributors	141,345	129,852
Inventories
Finished goods	3,754,348	3,516,079
Raw materials	1,387,612	1,501,522
Sales aids and promotional materials	209,800	197,089
Total inventories	5,351,760	5,214,690

Refundable income taxes	276,428	-
Prepaid expenses and other current assets	1,160,645	697,099
Deferred income taxes	91,000	309,000
Total current assets	12,121,326	13,156,069

Other assets	508,447	277,770
Cash surrender value of life insurance	2,700,178	2,403,763
Note receivable due from distributor	1,782,129	1,829,827
Intangible assets, net	3,060,839	3,195,903

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,962,320	9,945,187
Machinery & equipment	3,805,311	3,785,949
Office equipment	1,248,245	1,236,303
Computer equipment & software	2,760,468	2,690,294
	18,659,907	18,541,296
Less: Accumulated depreciation	12,142,747	11,805,877
Net property, plant and equipment	6,517,160	6,735,419

Total assets	$26,690,079	$27,598,751

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2014	2013
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,160,468	$2,968,814
Distributors' commissions payable	1,980,151	2,033,727
Sales taxes payable	219,937	311,049
Payroll, payroll taxes, and incentive compensation payable	1,011,307	555,193
Total accounts payable and accrued expenses	6,371,863	5,868,783

Income taxes payable	-	199,558
Current maturities of long-term debt	647,423	581,004
Total current liabilities	7,019,286	6,649,345

Noncurrent liabilities:
Revolving line of credit	-	1,150,000
Long-term debt, less current maturities	3,488,876	2,631,607
Deferred income taxes	-	127,000
Other noncurrent liabilities	427,136	910,327
Total noncurrent liabilities	3,916,012	4,818,934

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2014 and 2013	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,519,605 shares issued and 12,665,632 shares outstanding as of 6/30/2014; 14,519,605 shares issued and 12,665,632 shares outstanding as of 12/31/2013	14,520	14,520
Additional paid-in capital	30,125,187	30,101,069
Accumulated deficit	(8,598,880)	(8,159,164)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(447,486)	(487,393)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	15,754,781	16,130,472

Total liabilities and stockholders' equity	$26,690,079	$27,598,751

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net

Loss and Comprehensive Loss

(unaudited)	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013

Product sales	$13,355,370	$14,165,463	$26,661,151	$31,054,921
Handling & freight income	1,120,209	1,259,945	2,279,316	3,227,751

Net sales	14,475,579	15,425,408	28,940,467	34,282,672

Costs and expenses:
Cost of products sold	3,000,412	3,057,940	5,887,262	6,961,798
Distributor royalties and commissions	5,232,967	5,617,245	10,440,254	12,620,448
Selling, general and administrative	6,716,826	6,972,599	13,257,693	14,488,088

Total costs and expenses	14,950,205	15,647,784	29,585,209	34,070,334

Income (loss) from operations	(474,626)	(222,376)	(644,742)	212,338

Other income (expense):
Interest income	32,148	38,668	68,272	75,832
Interest expense	(25,367)	(18,493)	(49,635)	(35,995)
Other income / (expense)	31,079	(64,544)	6,389	(91,119)

Income (loss) before income taxes	(436,766)	(266,745)	(619,716)	161,056
Provision (benefit) for income taxes	(148,000)	(53,000)	(180,000)	180,000

Net loss	$(288,766)	$(213,745)	$(439,716)	$(18,944)

Other comprehensive income (loss):
Foreign currency translation adjustment	7,164	(48,944)	39,907	(65,717)

Comprehensive loss	$(281,602)	$(262,689)	$(399,809)	$(84,661)

Net loss per common share - Basic	$(0.02)	$(0.02)	$(0.03)	$(0.00)
Weighted average shares	12,666,000	12,616,000	12,666,000	12,617,000

Net loss per common share - Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.00)
Weighted average shares	12,666,000	12,616,000	12,666,000	12,617,000

Cash dividends declared per common share	$-	$0.02	$-	$0.02

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30
	2014	2013

Operating activities:
Net loss	$(439,716)	$(18,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485,932	438,648
Stock-based compensation	24,118	22,237
Deferred income taxes	(111,000)	(103,000)
Foreign currency transaction (gain)/loss	(19,574)	99,779
(Increase) decrease in accounts receivable	(29,220)	50,322
(Increase) decrease in inventories	(97,351)	(410,442)
(Increase) decrease in refundable income taxes	(276,493)	(13,190)
(Increase) decrease in prepaid expenses and other current assets	(457,591)	(719,884)
(Increase) decrease in other assets	(25,676)	(25,343)
Increase (decrease) in income taxes payable	(199,558)	-
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	(15,957)	280,525

Net cash used in operating activities	(1,162,086)	(399,292)

Investing activities:
Proceeds from the sale of property, plant and equipment	1,200	-
Purchase of property, plant and equipment	(133,792)	(130,797)
Payments received on distributor note receivable	44,927	35,352
Payment of life insurance premiums	(296,415)	(259,726)

Net cash used in investing activities	(384,080)	(355,171)

Financing activities:
Principal payments on long-term borrowings	(234,547)	(392,008)
Common stock dividends paid	-	(252,380)
Purchase of stock for treasury	-	(5,364)

Net cash used in financing activities	(234,547)	(649,752)

Effect of exchange rate changes on cash and cash equivalents	53,236	(140,864)

Increase (decrease) in cash and cash equivalents	(1,727,477)	(1,545,079)

Cash and cash equivalents at beginning of period	6,656,798	5,801,042

Cash and cash equivalents at end of period	$4,929,321	$4,255,963

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

Note 2—	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Numerator:
Net loss	$(288,766)	$(213,745)	$(439,716)	$(18,944)

Denominator:
Denominator for basic net loss per share—weighted average shares	12,666,000	12,616,000	12,666,000	12,617,000
Dilutive effect of employee stock options and other warrants	-	-	-	-

Denominator for diluted net loss per share—adjusted weighted average shares	12,666,000	12,616,000	12,666,000	12,617,000

Basic net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.00)
Diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.00)

Options and warrants to purchase 1,502,987 shares of common stock for the three months and six months ended June 30, 2014, respectively, were not included in the denominator for diluted net loss per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 1,585,327 shares of common stock for the three months and six months ended June 30, 2013, respectively, were not included in the denominator for diluted net loss per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Note 3—	Fair Value of Financial Instruments

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

June 30, 2014

Long-term debt	$4,136,299	$4,136,299	-	$4,136,299	-
Note receivable	1,876,119	2,288,000	-	2,288,000	-
Marketable securities (a)	290,200	290,200	$290,200	-	-

December 31, 2013

Long-term debt	$4,362,611	$4,362,611	-	$4,362,611	-
Note receivable	1,921,046	2,365,000	-	2,365,000	-
Marketable securities (a)	278,000	278,000	$278,000	-	-

(a)	Representing assets of the Company's Supplemental Executive Retirement Plan (trading securities). Presented within Other Assets in the condensed consolidated balance sheets.

Note 4—	Long-Term Incentive Compensation Plan

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. For the three months and six months ended June 30, 2014, compensation expense associated with this incentive plan was $144,700 and $132,700, respectively. For the three months and six months ended June 30, 2013, compensation expense was $156,100 and $201,500, respectively. This compensation expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net loss and comprehensive loss. At December 31, 2013, accrued compensation was $529,000 and was included in "Other Non-Current Liabilities" in the accompanying condensed consolidated balance sheets.

Beginning April 2015, the Company may exercise a call option on one or more of the manager’s incentive amount; redeeming such amount in cash or a combination of cash and the Company’s common stock, depending upon the amount of the vested incentive. At June 30, 2014, it is management's estimate that it will exercise within one year the Company's call option for all of the vested incentive balance at time of exercise. Accordingly, the June 30, 2014 accrued compensation of $661,700 was presented in "Payroll, Payroll Taxes, and Incentive Compensation Payable" in the accompanying condensed consolidated balance sheets.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Note 5—	Debt

	June 30	December 31
	2014	2013

Term loan	$3,316,153	$2,400,697
Revolving line of credit	-	1,150,000
Obligation for acquisition of technology license, net	820,146	811,914
	4,136,299	4,362,611
Less current maturities	647,423	581,004
Total long-term debt	$3,488,876	$3,781,607

Principal maturities of debt at June 30, 2014 are as follows:

Twelve months ending June 30,
2015	$647,423
2016	697,423
2017	2,571,307
2018	220,146
2019	-
Thereafter	-
$4,136,299

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

The 2014 re-financed term loan is for a period of twenty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. The total borrowing on the re-financed term loan consisted of the outstanding balance of the previous term loan plus the February 28, 2014 revolving line of credit balance of $1.15 million. Monthly term loan payments consist of principal of $41,452 plus interest with a balloon payment for the outstanding balance due and payable on July 1, 2016. At June 30, 2014, the term loan's interest rate was 2.1510%.

The term loan agreement and the revolving line of credit agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters. These agreements also include loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and a fixed coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed fixed charges by a ratio of at least 1.15 to 1. Fixed charges, as defined, include unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations. At June 30, 2014, the Company was in compliance with its loan covenants.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Note 6—	Taxes

The interim financial statement provision for income taxes (benefit) is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Six months ended June 30
	2014	2013

Income taxes (benefit) at U.S. statutory rate	$(211,000)	$55,000
State income taxes, net of federal benefit	19,000	26,000
Higher / (lower) effective taxes on earnings/losses in certain foreign countries	-	68,000
Foreign corporate income taxes	1,000	21,000
Other, net	11,000	10,000

	$(180,000)	$180,000

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of June 30, 2014 and December 31, 2013, management's estimated reserve (net of deposits) for this matter is approximately $115,000 and $95,000, respectively. There has been no change in this matter during the first six months of 2014.

Note 7—	Recent Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017. Early application is not permitted and the new standard permits the use of either the retrospective and cumulative effect transition method. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures, as well its planned transition method.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and an all-natural sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 74.3% of worldwide net sales for the six months ended June 30, 2014 and 78.6% of worldwide net sales for the six months ended June 30, 2013. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on a limited basis in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2014, consisted of approximately 50,700 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2014 and 2013. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.7	19.8	20.3	20.3
Distributor royalties and commissions	36.2	36.4	36.1	36.8
Selling, general and administrative	46.4	45.2	45.8	42.3

Income (loss) from operations	(3.3)	(1.4)	(2.2)	0.6
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest and other income (expense)	0.4	(0.2)	0.2	(0.1)

Income (loss) before income taxes	(3.0)	(1.7)	(2.1)	0.4
Provision (benefit) for income taxes	(1.0)	(0.3)	(0.6)	0.5

Net income (loss)	(2.0)%	(1.4)%	(1.5)%	(0.1)%

Net Sales. Overall net sales decreased by 6.2% in the three months ended June 30, 2014 compared to the same period in 2013. During the second quarter of 2014, sales in the United States decreased by 8.6%, and international sales increased by 1.8% over the prior-year period. For the six months ended June 30, 2014, consolidated net sales decreased by 15.6% compared to the same period in 2013. In the first half of 2014, net sales in the United States decreased by 20.2% and international sales increased by 1.2% over the same period in 2013.

The following table summarizes net sales by geographic market for the three months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014		2013		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$10,815	74.7%	$11,828	76.7%	$(1,013)	(8.6)%
Australia/New Zealand	429	3.0	524	3.4	(95)	(18.1)
Canada	357	2.5	372	2.4	(15)	(4.0)
Mexico	190	1.3	256	1.7	(66)	(25.8)
Europe	2,244	15.5	1,960	12.7	284	14.5
Asia	441	3.0	485	3.1	(44)	(9.1)

Consolidated total	$14,476	100.0%	$15,425	100.0%	$(949)	(6.2)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2014 and 2013.

	Six months ended June 30,
	2014		2013		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$21,507	74.3%	$26,938	78.6%	$(5,431)	(20.2)%
Australia/New Zealand	861	3.0	973	2.8	(112)	(11.5)
Canada	647	2.2	926	2.7	(279)	(30.1)
Mexico	415	1.4	534	1.6	(119)	(22.3)
Europe	4,573	15.8	3,979	11.6	594	14.9
Asia	937	3.3	933	2.7	4	0.4

Consolidated total	$28,940	100.0%	$34,283	100.0%	$(5,343)	(15.6)%

The following table sets forth, as of June 30, 2014 and 2013, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. The active distributor count for Europe includes our preferred customers in France. This program began in mid-2013 and the Europe active distributor count as of June 30, 2014 includes 2,630 preferred customers.

	June 30, 2014		June 30, 2013		% Change
	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above	Total Active Distributors	Master Affiliates and Above

United States	36,440	5,170	38,860	4,180	(6.2)%	23.7%
Australia/New Zealand	1,300	150	1,570	200	(17.2)	(25.0)
Canada	1,270	250	1,260	180	0.8	38.9
Mexico	1,130	140	1,150	130	(1.7)	7.7
Europe	8,190	880	6,490	780	26.2	12.8
Asia	2,370	330	4,060	440	(41.6)	(25.0)

Consolidated total	50,700	6,920	53,390	5,910	(5.0)%	17.1%

United States

In the United States, net sales were down 8.6% in the second quarter of 2014 compared to the same period in 2013. In January 2014, we made permanent a promotion initiated in the fourth quarter of 2013 under which new distributors could qualify as a Master Affiliate at 60% of the sales volume previously required, the “Ignition Master Affiliate promotion”. For the six-month period ended June 30, 2014, the decline in net sales was 20.2% compared to the prior-year period, with much of this decline occurring in the first quarter of 2014 due to the impact of the Ignition Master Affiliate promotion which incentivized many distributors to accelerate their orders to the fourth quarter of 2013. Sales were also negatively affected by the severe winter weather in the eastern half of the United States in the first quarter of 2014.

Also negatively impacting sales in the United States in the second quarter was a decline in distributor activity evidenced by a decrease in the number of new distributor enrollments. During the second quarter of 2014, approximately 2,241 new distributors were enrolled, compared to 2,637 new distributor enrollments in the prior-year quarter, a decline of 15.0%. As a result, the net number of active distributors in the United States as of June 30, 2014 decreased by 6.2% to 36,440 as compared to the number of active distributors as of June 30, 2013. The number of distributorships that qualified as new Master Affiliates improved slightly during the second quarter compared to the prior-year quarter. However, the number of new Master Affiliate qualifications did not increase to the level expected in light of the reduced sales volume requirements to qualify as a Master Affiliate. In the second quarter of 2014, approximately 315 distributors qualified as new Master Affiliates, compared to approximately 289 in the prior-year quarter, an increase of 9.0%. The net number of distributors at the level of Master Affiliate and above as of June 30, 2014 increased by 23.7% as compared to June 30, 2013. This increase was primarily the result of the number of distributorships that qualified as Master Affiliates during the reduced volume Ignition promotion during the fourth quarter of 2013. Distributor retention declined slightly to 66.8% for the first six months of 2014 compared to a rate of 68.2% for all of 2013. For the six-month period ended June 30, 2014, new distributor enrollments declined by 22.5%, and new Master Affiliate qualifications declined by 14.8% compared to the same period in 2013.

In the second quarter of 2014, we processed approximately 46,172 orders in the United States for products at an average order of $323 at suggested retail. In the same period of 2013, we processed approximately 49,680 product orders at an average order of $327 at suggested retail. The decline in the number of orders processed is attributable to the decline in distributor activity.

We continue to focus our marketing efforts on our LunaRich®-based products. First half of 2014 net sales in the United States were led by the flagship products in the LunaRich line, Reliv Now® and LunaRich X™, which comprised 19.6% and 15.1% of U.S. net sales, respectively. In March 2014, we introduced the LunaRich Super Pack as an introductory package of these two popular products.

International Operations

During the three months ended June 30, 2014, net sales in our international operations increased in aggregate by 1.8% to $3.66 million compared to $3.60 million for the three months ended June 30, 2013. When net sales are converted using the 2013 exchange rate for both 2013 and 2014, international net sales decreased by 1.7% for the second quarter of 2014 compared to the second quarter of the prior year. Regional sales results excluding the impact of currency fluctuation for the second quarter of 2014 compared to the second quarter of 2013 were as follows: Australia/New Zealand net sales decreased 15.3%, Canada net sales increased 2.6%, Mexico net sales decreased 22.5%, Europe net sales increased 4.4%, and Asian sales decreased 3.9%.

For the first half of 2014, foreign net sales increased by 1.2% to $7.43 million compared to $7.34 million in the same period of 2013. Excluding the impact of currency fluctuation, international net sales decreased by 0.5%. Regional sales results excluding the impact of currency fluctuation for the first half of 2014 compared to the first half of 2013 were as follows: Australia/New Zealand net sales decreased 4.2%, Canada net sales decreased 24.5%, Mexico net sales decreased 18.9%, Europe net sales increased 6.4%, and Asian sales increased 8.4%.

In Canada during the first six months of 2014, net sales decreased by 24.5%, excluding the impact of currency fluctuation, when compared to the prior-year. Sales were negatively impacted, particularly in the first quarter of 2014, as a result of the fourth quarter of 2013 Ignition Master Affiliate promotion, similar to the United States. Net sales in the second quarter of 2014 increased by 2.6%, excluding the impact of currency fluctuation, compared to the prior-year quarter.

In Mexico, net sales decreased by 18.9% in the first half of 2014 when compared to the prior year period, excluding the impact of currency fluctuation. We moved our office from Mexico City to Guadalajara in January 2014. Guadalajara is one of our two primary areas of business in Mexico, and a number of direct selling companies have their Mexican headquarters located there. The process of setting up our new office, along with training an entirely new staff, has had a negative impact on our 2014 performance to date. We are introducing similar products and marketing programs as in the United States, such as the LunaRich X capsules and Super Packs in an effort to improve sales.

In Europe, net sales increased by 6.4% in the first half of 2014, excluding the impact of currency fluctuation, when compared to the prior-year period. Total order count increased to 14,320 in the first half of 2014 compared to 11,100 in the same period last year, an increase of 29.0%. Other distributor statistics remained strong, with new distributor and preferred customer enrollments of 2,993 in the first half of 2014, compared to 2,598 in the same period in 2013.

In Asia, net sales increased by 8.4%, excluding the impact of currency fluctuation, during the first half of 2014 as compared to the prior-year period. In Australia/New Zealand, net sales decreased by 4.2%, excluding the impact of currency fluctuation, in the first six months of 2014 compared to the prior-year period. In these markets, we continue to focus on retail sales by distributors; however, increased sales activities have been slow to take place in Australia/New Zealand.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 20.7% for the three-month period ended June 30, 2014, compared to 19.8% for the same period in 2013. For the six-month periods ended June 30, 2014 and 2013, cost of products sold as a percentage of net sales was 20.3% in each period. Gross margins in the second quarter of 2014 were negatively impacted by reduced production levels compared to the prior-year period. For the six months ended June 30, overall gross margins were stable compared to prior-year period as margin improvements from the sales price increase implemented in the first quarter of 2013, along with improved LunaRich X product margins resulting from our acquisition of the lunasin technology license in July 2013 offset the negative impact of the reduction in production levels.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales was 36.2% for the three-month period ended June 30, 2014, compared to 36.4% in the same period in 2013. For the six-month period ended June 30, 2014, royalties and commissions were 36.1% of net sales compared to 36.8% in the prior-year period. The decrease as a percentage of net sales for the six-month period is the result of the retail price increase and commission restructuring that became effective March 1, 2013 in the United States and later in 2013 for other markets. After the price change, wholesale discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is generally equal to the retail price of each product prior to the price increase.

Selling, General and Administrative Expenses. For the three months ended June 30, 2014, selling, general and administrative expenses (“SGA”) decreased by $256,000, compared to the same period in 2013. However, SGA expenses as a percentage of net sales were 46.4% for the three-month period ended June 30, 2014, compared to 45.2% for the same period of 2013. For the six-month period ended June 30, 2014, SGA expenses decreased by $1.23 million when compared to the same period in 2013. SGA expenses as a percentage of net sales were 45.8% and 42.3% for the six-month periods ended June 30, 2014 and 2013, respectively, as the result of the sales decrease described above.

Sales and marketing expenses decreased by approximately $1.06 million in the first six months of 2014, compared to the prior-year period. The decreases consisted of a decrease in distributor bonuses and other expenses directly related to the level of sales of approximately $441,000, a decrease of $375,000 in conference and meeting expenses, a decrease in advertising/public relations expenses of $165,000, a decrease in newsletter expenses of $40,000, and a decrease in promotions expense of $26,000. The decrease in conference and meeting expenses was partially due to the weather related cancellation of the national distributor conference in Charlotte in February 2014. The year-over-year decrease in advertising/public relations expense was the result of a first half of 2013 public relations campaign to bring greater awareness to the LunaRich product line.

Salaries, other staffing expenses, benefits, and incentive compensation increased in the aggregate by $14,000 in the first six months of 2014, compared to the prior-year period, as increases in salaries, and benefit expenses of approximately $97,000 were offset by a decrease in incentive compensation expense of $83,000. Distribution and warehouse expenses decreased by $69,000 and other general and administrative expenses decreased by approximately $114,000 in the first six months of 2014, compared to the prior-year period. Significant changes in our other general and administrative expenses include a reduction in our property tax expense of $77,000 in 2014 compared to the prior-year period, as the result of successful appeals of the real estate taxes on our Chesterfield property for several prior years. Also, the amount of compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary was $68,000 less than the expense recognized in the first six months of 2014 compared to the prior-year period. This incentive agreement is described in Note 4 of the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $68,000 during the first half of 2014 compared to $76,000 in the same period of 2013. The interest income is primarily interest earned on the note receivable due from a distributor that was entered into in March 2012.

Interest Expense. Interest expense increased to $50,000 during the first half of 2014 compared to $36,000 in the first half of 2013. The increase in interest expense is the result of an increase in the amount of outstanding debt compared to the prior year. Further information regarding our bank debt is described in Note 5 of the Condensed Consolidated Financial Statements.

Other Income/Expense. Other income/expense in the first half of 2014 was a net income of $6,000, compared to a net expense of $91,000 in the first half of 2013. The net expense in the first six months of 2013 is primarily the result of foreign currency exchange losses in certain of our subsidiaries.

Income Taxes. We recorded an income tax benefit of $180,000 for the six months of 2014, resulting in an effective rate of 29.0%. In the same period in 2013, we recorded income tax expense of $180,000, which represented an effective rate of 111.8%. Our effective rate was higher in 2013 due to losses of $201,000 incurred in the Philippines in the six-month period for which there is no tax benefit. Also impacting our effective tax rate in 2013 and 2014 is a higher effective state income tax rate due to various state income tax statutes which include or exclude certain portions of our domestic and foreign operating results from the respective states taxable income.

Net Loss. Our net loss for the three and six months ended June 30, 2014 was $289,000, or $0.02 loss per share basic and diluted, and $440,000, or $0.03 loss per share basic and diluted, respectively. This compares to a net loss of $214,000, or $0.02 loss per share basic and diluted, and $19,000, or $0.00 loss per share basic and diluted, for the same periods in 2013. Profitability decreased in the first six months of 2014 primarily a result of the decreases in net sales in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2014, we used $1.16 million of net cash in operating activities, $384,000 was used in investing activities, and $235,000 was used in financing activities. This compares to $399,000 of net cash used in operating activities, $355,000 used in investing activities, and $650,000 used in financing activities in the same period of 2013. Cash and cash equivalents decreased by $1.73 million to $4.93 million as of June 30, 2014 compared to December 31, 2013.

Significant changes in working capital items consisted of an increase in prepaid expenses/other current assets of $458,000, an increase in refundable income taxes of $276,000 coupled with a decrease in income taxes payable of $200,000 in the first six months of 2014. The increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate business insurance policies. The increase in the refundable income taxes and decrease in the income taxes payable is a result of the losses incurred over the first six months of the year, and the timing of our estimated tax payments.

Investing activities during the first six months of 2014 consisted of a net investment of $133,000 for capital expenditures, payments received on a distributor note receivable of $45,000, and $296,000 paid for key-man life insurance. Financing activities during the first six months of 2014 consisted of principal payments of $235,000 on long-term borrowings.

Stockholders’ equity decreased to $15.75 million at June 30, 2014 compared to $16.13 million at December 31, 2013. The decrease is due to our net loss during the first six months of 2014 of $440,000 offset by a favorable adjustment in the cumulative foreign currency translation adjustment of $40,000 due to the general weakening of the U.S. dollar. Our working capital balance was $5.10 million at June 30, 2014 compared to $6.51 million at December 31, 2013. The current ratio at June 30, 2014 was 1.73 compared to 1.98 at December 31, 2013.

On February 28, 2014, we re-financed our 2012 term loan agreement (and its revolving line of credit agreement) with our primary lender. The 2014 re-financed term loan is for a period of twenty-eight months with the same floating interest rate pricing as the 2012 term loan of 30-day LIBOR plus 2.0%. The total loan amount of the new 2014 term loan was approximately $3.48 million and consisted of the February 28, 2014 outstanding balances of the 2012 term loan and the revolving line of credit loan balance of $1.15 million. Upon the completion of the re-financing, the revolving line of credit loan balance was zero. The credit agreement has a maturity date of July 1, 2016. The terms of this new credit agreement are described in Note 5 of the Condensed Consolidated Financial Statements.

The new credit agreement includes a revolving credit facility for $5 million. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has the same maturity date as the 2014 term loan of July 1, 2016. After the new credit agreement was completed, there were no outstanding borrowings on the revolving credit facility, and there are no outstanding borrowings on the facility as of June 30, 2014.

The new credit agreement is secured by all our tangible and intangible assets and also by a mortgage on the real estate of our headquarters. These agreements also include loan covenants requiring us to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed the fixed charges, including unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations, by a ratio of at least 1.15 to 1. As of June 30, 2014, we were in compliance with our loan covenants.

Management believes that our internally generated funds coupled with cash on hand and the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2014.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-28 of our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2014. Our critical accounting policies remain unchanged as of June 30, 2014.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2014, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 5 – Other Information

The Annual Meeting of Stockholders of Reliv International, Inc. (the “Company”) was held on Thursday, May 22, 2014 at 9:00 a.m. Central Daylight Savings Time at the corporate headquarters of the Company located at 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri.

The following actions were submitted to a vote of the stockholders of the Company:

1.	Election of seven directors;

2.	Approval of the 2014 Incentive Stock Plan; and

3.	Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for 2014;

Stockholders of record at the close of business on March 21, 2014 were entitled to vote. A total of 10,506,775 shares were represented by proxy or in person at the Annual Meeting, which constituted more than 82% of the Company’s issued and outstanding shares of common stock. These shares were voted on the matters presented at the Annual Meeting as follows:

1.	For the election of directors:
Name	For	Against	Abstentions and Broker Non-Votes

Robert L. Montgomery	7,141,848	125,540	3,239,387

Carl W. Hastings	7,152,200	114,836	3,239,739

Stephen M. Merrick	7,215,281	50,755	3,240,739

John B. Akin	7,001,263	259,262	3,246,250

Robert M. Henry	7,214,071	46,454	3,246,250

John M. Klimek	7,016,096	244,429	3,246,250

David T. Thibodeau	7,209,001	50,524	3,247,250

2.	Approval of 2014 Incentive Stock Plan.

For	Against	Abstentions and Broker Non-Votes

5,994,850	1,274,029	3,237,896

3.	Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for 2014.

For	Against	Abstentions

10,036,526	56,139	414,110

Item No. 6 – Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Loss and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: August 13, 2014

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 13, 2014

