Form 10-Q
period 2014-09-30
RELIV INTERNATIONAL INC
filed 2014-11-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s common stock as of November 3, 2014 was 12,665,632 (excluding treasury shares).

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

	September 30	December 31
	2014	2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,178,599	$6,656,798
Accounts receivable, less allowances of $28,100 in 2014 and $31,800 in 2013	156,507	148,630
Accounts and note due from employees and distributors	217,973	129,852
Inventories
Finished goods	3,359,311	3,516,079
Raw materials	1,551,057	1,501,522
Sales aids and promotional materials	194,739	197,089
Total inventories	5,105,107	5,214,690

Refundable income taxes	234,294	-
Prepaid expenses and other current assets	883,908	697,099
Deferred income taxes	100,000	309,000
Total current assets	11,876,388	13,156,069

Other assets	525,272	277,770
Cash surrender value of life insurance	2,722,260	2,403,763
Note receivable due from distributor	1,757,739	1,829,827
Intangible assets, net	2,993,307	3,195,903

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,970,590	9,945,187
Machinery & equipment	4,025,036	3,785,949
Office equipment	1,244,044	1,236,303
Computer equipment & software	2,562,178	2,690,294
	18,685,411	18,541,296
Less: Accumulated depreciation	11,981,517	11,805,877
Net property, plant and equipment	6,703,894	6,735,419

Total assets	$26,578,860	$27,598,751

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2014	2013
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,957,227	$2,968,814
Distributors' commissions payable	1,693,946	2,033,727
Sales taxes payable	248,914	311,049
Payroll, payroll taxes, and incentive compensation payable	1,036,213	555,193
Total accounts payable and accrued expenses	5,936,300	5,868,783

Income taxes payable	-	199,558
Current maturities of long-term debt	697,423	581,004
Total current liabilities	6,633,723	6,649,345

Noncurrent liabilities:
Revolving line of credit	500,000	1,150,000
Long-term debt, less current maturities	3,168,159	2,631,607
Deferred income taxes	-	127,000
Other noncurrent liabilities	401,277	910,327
Total noncurrent liabilities	4,069,436	4,818,934

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2014 and 2013	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,519,605 shares issued and 12,665,632 shares outstanding as of 9/30/2014; 14,519,605 shares issued and 12,665,632 shares outstanding as of 12/31/2013	14,520	14,520
Additional paid-in capital	30,137,246	30,101,069
Accumulated deficit	(8,432,918)	(8,159,164)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(504,587)	(487,393)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	15,875,701	16,130,472

Total liabilities and stockholders' equity	$26,578,860	$27,598,751

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net

Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013

Product sales	$13,206,275	$15,241,597	$39,867,425	$46,296,517
Handling & freight income	1,108,006	1,297,867	3,387,322	4,525,618

Net sales	14,314,281	16,539,464	43,254,747	50,822,135

Costs and expenses:
Cost of products sold	2,968,139	3,529,027	8,855,401	10,490,825
Distributor royalties and commissions	4,985,450	5,974,652	15,425,704	18,595,100
Selling, general and administrative	6,133,040	6,633,771	19,390,732	21,121,858

Total costs and expenses	14,086,629	16,137,450	43,671,837	50,207,783

Income (loss) from operations	227,652	402,014	(417,090)	614,352

Other income (expense):
Interest income	31,736	37,240	100,008	113,072
Interest expense	(26,054)	(22,187)	(75,689)	(58,182)
Other income / (expense)	(60,372)	28,637	(53,983)	(62,482)

Income (loss) before income taxes	172,962	445,704	(446,754)	606,760
Provision (benefit) for income taxes	7,000	153,000	(173,000)	333,000

Net income (loss)	$165,962	$292,704	($273,754)	$273,760

Other comprehensive income (loss):
Foreign currency translation adjustment	(57,101)	30,674	(17,194)	(35,043)

Comprehensive income (loss)	$108,861	$323,378	($290,948)	$238,717

Earnings (loss) per common share - Basic	$0.01	$0.02	($0.02)	$0.02
Weighted average shares	12,666,000	12,616,000	12,666,000	12,617,000

Earnings (loss) per common share - Diluted	$0.01	$0.02	($0.02)	$0.02
Weighted average shares	12,750,000	12,842,000	12,666,000	12,785,000

Cash dividends declared per common share	$-	$0.02	$-	$0.02

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30
	2014	2013

Operating activities:
Net income (loss)	$(273,754)	$273,760
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	725,584	678,689
Stock-based compensation	36,178	32,271
Deferred income taxes	(142,000)	52,371
Foreign currency transaction (gain)/loss	56,195	51,867
(Increase) decrease in accounts receivable and accounts due from employees and distributors	(96,078)	(31,966)
(Increase) decrease in inventories	79,760	135,445
(Increase) decrease in refundable income taxes	(234,219)	(23,501)
(Increase) decrease in prepaid expenses and other current assets	(190,337)	(325,147)
(Increase) decrease in other assets	(11,501)	(30,071)
Increase (decrease) in income taxes payable	(199,558)	-
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	(403,554)	485,710

Net cash (used in) provided by operating activities	(653,284)	1,299,428

Investing activities:
Proceeds from the sale of property, plant and equipment	1,200	-
Purchase of property, plant and equipment	(511,227)	(303,290)
Payments received on distributor note receivable	67,900	56,990
Acquisition of lunasin technology license	-	(1,150,000)
Payment of life insurance premiums	(318,498)	(259,726)

Net cash used in investing activities	(760,625)	(1,656,026)

Financing activities:
Proceeds from line of credit borrowings	500,000	1,150,000
Principal payments on long-term borrowings	(508,899)	(527,591)
Common stock dividends paid	-	(252,380)
Proceeds from options and warrants exercised	-	579
Purchase of stock for treasury	-	(5,364)

Net cash (used in) provided by financing activities	(8,899)	365,244

Effect of exchange rate changes on cash and cash equivalents	(55,391)	(65,495)

Increase (decrease) in cash and cash equivalents	(1,478,199)	(56,849)

Cash and cash equivalents at beginning of period	6,656,798	5,801,042

Cash and cash equivalents at end of period	$5,178,599	$5,744,193

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

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

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Numerator:
Net income (loss)	$165,962	$292,704	$(273,754)	$273,760

Denominator:
Denominator for basic earnings (loss) per share--weighted average shares	12,666,000	12,616,000	12,666,000	12,617,000
Dilutive effect of employee stock options and other warrants	84,000	226,000	-	168,000

Denominator for diluted earnings (loss) per share--adjusted weighted average shares	12,750,000	12,842,000	12,666,000	12,785,000

Basic earnings (loss) per share	$0.01	$0.02	$(0.02)	$0.02
Diluted earnings (loss) per share	$0.01	$0.02	$(0.02)	$0.02

Option and warrants to purchase 1,087,333 shares and 1,075,565 shares of common stock for the three months and nine months ended September 30, 2014, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 1,103,500 shares and 1,117,161 shares of common stock for the three months and nine months ended September 30, 2013 were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Note 3 --	Fair Value of Financial Instruments

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

September 30, 2014

Long-term debt	$4,365,582	$4,365,582	-	$4,365,582	-
Note receivable	1,853,146	2,269,000	-	2,269,000	-
Marketable securities	276,600	276,600	$276,600	-	-

December 31, 2013

Long-term debt	$4,362,611	$4,362,611	-	$4,362,611	-
Note receivable	1,921,046	2,365,000	-	2,365,000	-
Marketable securities	278,000	278,000	$278,000	-	-

Long-term debt: The fair value of the Company's term and revolver loans approximate carrying value as these loans have variable market-based interest rates which reset every thirty days. The fair value of the Company's obligation for the acquisition of its lunasin technology license approximates carrying value as this obligation is a zero-interest based obligation discounted utilizing an interest rate factor comparable to the Company's market-based interest rate for its term and revolver loans.

Note receivable: The Company's note receivable is a variable rate residential mortgage-based financial instrument. An average of published interest rate quotes for a fifteen-year residential jumbo mortgage, a comparable financial instrument, was used to estimate fair value of this note receivable under a discounted cash flow model.

Marketable securities: The assets (trading securities) of the Company's Supplemental Executive Retirement Plan are recorded at fair value on a recurring basis, and are presented within Other Assets in the consolidated balance sheets.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of their respective balances.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Note 4 --	Debt

	September 30	December 31
	2014	2013

Term loan	$3,191,798	$2,400,697
Revolving line of credit	500,000	1,150,000
Obligation for acquisition of technology license, net	673,784	811,914
	4,365,582	4,362,611
Less current maturities	697,423	581,004
Total long-term debt	$3,668,159	$3,781,607

Principal maturities of debt at September 30, 2014 are as follows:

Twelve months ending September 30,
2015	$697,423
2016	3,444,375
2017	223,784
2018	-
2019	-
Thereafter	-
$4,365,582

On February 28, 2014, the Company and its primary lender amended and re-stated the revolving line of credit agreement and the term loan agreement (collectively, "Credit Agreement"). As part of this new Credit Agreement, the $5 million revolving line of credit agreement was extended to July 1, 2016 and the outstanding revolving loan balance of $1.15 million was re-financed into the term loan balance. Borrowings, if any, under the new revolver accrue interest at a floating interest rate based on the 30-day LIBOR plus 1.85%.

In September 2014, the Company borrowed $500,000 under its revolving line of credit to finance the purchase of machinery and equipment. At September 30, 2014, the revolver's interest rate was 2.007%.

The February 2014 re-financed term loan is for a period of twenty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. The total February 2014 borrowing on the re-financed term loan consisted of the outstanding balance of the previous term loan plus the February 28, 2014 revolving line of credit balance of $1.15 million. Monthly term loan payments consist of principal of $41,452 plus interest with a balloon payment for the outstanding balance due and payable on July 1, 2016. At September 30, 2014, the term loan's interest rate was 2.157%.

The Credit Agreement is secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters. The Credit Agreement also includes loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed fixed charges by a ratio of at least 1.15 to 1. Fixed charges, as defined, include unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations. At September 30, 2014, the Company's computed fixed charge coverage ratio is less than the loan covenant's minimum ratio of 1.15 to 1. On October 29, 2014, the Company and its primary lender agreed to amend the Credit Agreement whereby the primary lender has waived the Company's non-compliance with the fixed charge coverage ratio for the September 30, 2014 reporting period.

In addition to the aforementioned loan covenant waiver, the October 29th amendment restricts the Company from the declaration and cash payment of common stock dividends and the repurchase of company common stock. The amendment also revises the revolving line of credit agreement's maximum borrowing limit from $5 million to $3.5 million. At September 30, 2014, as adjusted for the October 29th amendment, $3 million remains available for additional borrowings under the revolving line of credit.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Note 5 --	Long-Term Incentive Compensation Plan

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. For the three months and nine months ended September 30, 2014, compensation expense associated with this incentive plan was $54,000 and $186,700, respectively. For the three months and nine months ended September 30, 2013, compensation expense was $66,000 and $266,500, respectively. This compensation expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income (loss) and comprehensive income (loss). At December 31, 2013, accrued compensation was $529,000 and was included in "Other Non-Current Liabilities" in the accompanying condensed consolidated balance sheets.

Beginning April 2015, the Company may exercise a call option on one or more of the manager's incentive amount; redeeming such amount in cash or a combination of cash and the Company's common stock, depending upon the amount of the vested incentive. At September 30, 2014, it is management's estimate that it will exercise within one year the Company's call option for all of the vested incentive balance at time of exercise. Accordingly, the September 30, 2014 accrued compensation of $715,700 was presented in "Payroll, Payroll Taxes, and Incentive Compensation Payable" in the accompanying condensed consolidated balance sheets.

Note 6 --	Taxes

The interim financial statement provision for income taxes (benefit) is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Nine months ended September 30
	2014	2013

Income taxes (benefit) at U.S. statutory rate	$(152,000)	$206,000
State income taxes, net of federal benefit	25,000	60,000
Higher / (lower) effective taxes on earnings/losses in certain foreign countries	(6,000)	77,000
Foreign corporate income taxes	8,000	30,000
Other, net	(48,000)	(40,000)

	$(173,000)	$333,000

One of the company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of September 30, 2014 and December 31, 2013, management's estimated reserve (net of deposits) for this matter is approximately $115,000 and $95,000, respectively. There has been no change in this matter during the first nine months of 2014.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Note 7--	Recent Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017. Early application is not permitted and the new standard permits the use of either the retrospective and modified retrospective transition method. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures, as well its planned transition method.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year from the date the financial statements are issued and provide related disclosures. The new standard will be effective for the company for the annual reporting period ending December 31, 2016, with early adoption permitted. This standard is not currently expected to have a material effect on the Company's financial statement disclosures upon adoption, though the ultimate impact will be dependent on the Company's financial condition and expected operating outlook at such time.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and an all-natural sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 75.0% of worldwide net sales for the nine months ended September 30, 2014 and 78.9% of worldwide net sales for the nine months ended September 30, 2013. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2014, consisted of approximately 49,420 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors based on products sold in their downline organization. Based on our distributor agreements, these expenses have typically approximated 23% of sales at suggested retail. In the United States effective March 1, 2013, we instituted a retail price increase, offset by a reduced shipping charge. After the price change, wholesale pricing discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value, which is generally equal to the retail price of each product prior to the price increase. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.

Selling, general and administrative expenses include the compensation and benefits paid to our employees, except for those in manufacturing, all other selling, marketing, promotional, travel and other corporate administrative expenses. Corporate administrative expenses include professional fees, non-manufacturing depreciation and amortization, occupancy costs, communication costs and other similar operating expenses. Selling, general and administrative expenses can be affected by a number of factors, including staffing levels and the cost of providing competitive salaries and benefits; the amount we decide to invest in distributor training and motivational initiatives; and the cost of regulatory compliance.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2014 and 2013. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,

	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	20.7	21.4	20.5	20.6
Distributor royalties and commissions	34.8	36.1	35.7	36.6
Selling, general and administrative	42.9	40.1	44.8	41.6

Income (loss) from operations	1.6	2.4	(1.0)	1.2
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)
Interest and other income (expense)	(0.2)	0.4	0.1	0.1

Income (loss) before income taxes	1.2	2.7	(1.0)	1.2
Provision (benefit) for income taxes	--	0.9	(0.4)	0.7

Net income (loss)	1.2%	1.8%	(0.6)%	0.5%

Net Sales. Consolidated net sales decreased by 13.5% in the three months ended September 30, 2014 compared to the same period in 2013. During the third quarter of 2014, sales in the United States decreased by 16.8%, and international sales decreased by 0.2% over the prior-year period. For the nine months ended September 30, 2014, consolidated net sales decreased by 14.9% compared to the same period in 2013. In the first nine months of 2014, net sales in the United States decreased by 19.1% while international sales increased by 0.8% compared to the same period in 2013.

The following table summarizes net sales by geographic market for the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014		2013		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$10,946	76.5%	$13,163	79.6%	$(2,217)	(16.8)%
Australia/New Zealand	399	2.8	429	2.6	(30)	(7.0)
Canada	346	2.4	384	2.3	(38)	(9.9)
Mexico	192	1.3	225	1.4	(33)	(14.7)
Europe	1,956	13.7	1,685	10.2	271	16.1
Asia	475	3.3	653	3.9	(178)	(27.3)

Consolidated total	$14,314	100.0%	$16,539	100.0%	$(2,225)	(13.5)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
	2014		2013		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$32,453	75.0%	$40,101	78.9%	$(7,648)	(19.1)%
Australia/New Zealand	1,261	2.9	1,402	2.8	(141)	(10.1)
Canada	993	2.3	1,310	2.6	(317)	(24.2)
Mexico	607	1.4	759	1.5	(152)	(20.0)
Europe	6,529	15.1	5,664	11.1	865	15.3
Asia	1,412	3.3	1,586	3.1	(174)	(11.0)

Consolidated total	$43,255	100.0%	$50,822	100.0%	$(7,567)	(14.9)%

The following table sets forth, as of September 30, 2014 and 2013, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. The active distributor count for Europe includes our preferred customers in France. This program began in mid-2013 and the Europe active distributor count as of September 30, 2014 and 2013 includes 2,822 and 1,040 preferred customers, respectively.

	September 30, 2014		September 30, 2013		% Change
	Total	Master	Total	Master	Total	Master
	Active	Affiliates and	Active	Affiliates and	Active	Affiliates and
	Distributors	Above	Distributors	Above	Distributors	Above
United States	35,680	5,240	38,670	4,830	(7.7)%	8.5%
Australia/New Zealand	1,290	150	1,470	200	(12.2)	(25.0)
Canada	1,250	260	1,270	220	(1.6)	18.2
Mexico	1,140	140	1,080	150	5.6	(6.7)
Europe	8,060	920	5,800	820	39.0	12.2
Asia	2,000	320	3,630	450	(44.9)	(28.9)

Consolidated total	49,420	7,030	51,920	6,670	(4.8)%	5.4%

United States

In the United States, net sales were down 16.8% in the third quarter of 2014 compared to the same period in 2013. For the nine-month period ended September 30, 2014, the decline in net sales was 19.1% compared to the prior-year period. In August 2013, we launched a promotion under which new distributors could qualify as a Master Affiliate at 60% of the sales volume previously required, the “Ignition Master Affiliate promotion.” This promotion ran through the end of 2013, and the reduced volume requirement became a permanent feature of our compensation plan in January 2014. This promotion increased sales and the number of distributors that reached the level of Master Affiliate in the latter portion of 2013; however, this promotion has negatively impacted sales in 2014, with much of this decline occurring in the first quarter of 2014, as the Ignition Master Affiliate promotion incentivized many Master Affiliates to accelerate their requalification orders to the fourth quarter of 2013. Sales were also negatively affected by the severe winter weather in the eastern half of the United States in the first quarter of 2014.

Also negatively impacting sales in the United States in the third quarter and first nine months of 2014 was a decline in distributor activity evidenced by a decrease in the number of new distributor enrollments. During the third quarter of 2014, approximately 2,253 new distributors were enrolled, compared to 2,870 new distributor enrollments in the prior-year quarter, a decline of 21.5%. For the nine-month period ended September 30, 2014, new distributor enrollments have declined by 22.1% compared to the same period in 2013. As a result, the net number of active distributors in the United States as of September 30, 2014 decreased by 7.7% to 35,680 as compared to the number of active distributors as of September 30, 2013. Distributor retention declined slightly to 66.3% for the first nine months of 2014 compared to a rate of 68.2% for all of 2013. Further, the number of distributorships that qualified as new Master Affiliates declined during the third quarter compared to the prior-year quarter. In the third quarter of 2014, approximately 221 distributors qualified as new Master Affiliates, compared to approximately 694 in the prior-year quarter, a decrease of 68.2%; however, the number of distributors at the level of Master Affiliate and above as of September 30, 2014 increased by 8.5% as compared to September 30, 2013. This increase in the number of distributors at the Master Affiliate and above level was primarily the result of the number of distributorships that qualified as Master Affiliates during the reduced volume Ignition Master Affiliate promotion during a portion of the third quarter and fourth quarter of 2013. For the nine-month period ended September 30, 2014, new Master Affiliate qualifications declined by 47.0% compared to the same period in 2013.

In the third quarter of 2014, we processed approximately 46,018 orders in the United States for products at an average order of $322 at suggested retail. In the same period of 2013, we processed approximately 51,544 product orders at an average order of $353 at suggested retail. The decline in the number of orders processed is attributable to the decline in distributor activity, and the decline in the average order size is the result of the number of distributors placing larger orders to reach Master Affiliate status during the Ignition Master Affiliate promotion in 2013.

We continue to focus our marketing efforts on our LunaRich®-based products. Net sales in the United States over the first nine months of 2014 were led by the flagship products in the LunaRich line, Reliv Now® and LunaRich X™, which comprised 19.6% and 15.6% of U.S. net sales, respectively. In March 2014, we introduced the LunaRich Super Pack as an introductory package of these two popular products.

International Operations

During the three months ended September 30, 2014, net sales in our international operations decreased in aggregate by 0.2% to $3.37 million compared to $3.38 million for the three months ended September 30, 2013. When net sales are converted using the 2013 exchange rate for both 2013 and 2014, international net sales decreased by 4.1% for the third quarter of 2014 compared to the third quarter of the prior year. Regional sales results excluding the impact of currency fluctuation for the third quarter of 2014 compared to the third quarter of 2013 were as follows: Australia/New Zealand net sales decreased 9.5%, Canada net sales decreased 5.7%, Mexico net sales decreased 13.1%, Europe net sales increased 7.7%, and Asian sales decreased 26.7%.

For the first nine months of 2014, foreign net sales increased by 0.8% to $10.80 million compared to $10.72 million in the same period of 2013. Excluding the impact of currency fluctuation, international net sales decreased by 1.6%. Regional sales results excluding the impact of currency fluctuation for the first nine months of 2014 compared to the same period of 2013 were as follows: Australia/New Zealand net sales decreased 5.8%, Canada net sales decreased 19.0%, Mexico net sales decreased 17.2%, Europe net sales increased 6.8%, and Asian sales decreased 6.1%.

In Canada during the first nine months of 2014, net sales decreased by 19.0%, excluding the impact of currency fluctuation, when compared to the prior-year. Sales were negatively impacted, particularly in the first quarter of 2014, as a result of the 2013 Ignition Master Affiliate promotion, similar to the United States. Net sales in the third quarter of 2014 decreased by 5.7%, excluding the impact of currency fluctuation, compared to the prior-year quarter.

In Mexico, net sales decreased by 17.2% in the first nine months of 2014 when compared to the prior-year period, excluding the impact of currency fluctuation. We relocated our Mexico office from Mexico City to Guadalajara in January 2014. Guadalajara is one of our two primary areas of business in Mexico, and a number of direct selling companies have their Mexican headquarters located there. The process of setting up our new office, along with training an entirely new staff, has had a negative impact on our 2014 performance to date. We are introducing similar products and marketing programs as in the United States, such as the LunaRich X capsules and Super Packs in an effort to improve sales.

In Europe, net sales increased by 6.8% in the first nine months of 2014, excluding the impact of currency fluctuation, when compared to the prior-year period. Total order count increased to 20,017 in the first nine months of 2014 compared to 16,502 in the same period last year, an increase of 21.3%. Other distributor statistics remained strong, with new distributor and preferred customer enrollments of 3,863 in the first nine months of 2014, compared to 3,401 in the same period in 2013.

In Asia, net sales decreased by 6.1%, excluding the impact of currency fluctuation, during the first nine months of 2014 as compared to the prior-year period. In Australia/New Zealand, net sales decreased by 5.8%, excluding the impact of currency fluctuation, in the first nine months of 2014 compared to the prior-year period.

Cost of Products Sold. Cost of products sold as a percentage of net sales was 20.7% for the three-month period ended September 30, 2014, compared to 21.4% for the same period in 2013. For the nine-month periods ended September 30, 2014 and 2013, cost of products sold as a percentage of net sales was 20.5% in 2014, compared to 20.6% in 2013. Gross margins in the third quarter of 2014 and nine-month period ended September 30, 2014 improved slightly compared to prior-year periods. Margin improvements from the sales price increase implemented in the first quarter of 2013, along with improved LunaRich X product margins resulting from our acquisition of the lunasin technology license in July 2013, offset the negative impact of the reduction in production levels.

Distributor Royalties and Commissions. Distributor royalties and commissions as a percentage of net sales was 34.8% for the three-month period ended September 30, 2014, compared to 36.1% in the same period in 2013. For the nine-month period ended September 30, 2014, royalties and commissions were 35.7% of net sales compared to 36.6% in the prior-year period. The decrease as a percentage of net sales for the three- and nine-month periods is the result of the retail price increase and commission restructuring that became effective March 1, 2013 in the United States and later in 2013 for other markets. After the price change, wholesale discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value, which is generally equal to the retail price of each product prior to the price increase.

Selling, General and Administrative Expenses. For the three months ended September 30, 2014, selling, general and administrative expenses (“SGA”) decreased by $501,000, compared to the same period in 2013. However, SGA expenses as a percentage of net sales were 42.9% for the three-month period ended September 30, 2014, compared to 40.1% for the same period of 2013. For the nine-month period ended September 30, 2014, SGA expenses decreased by $1.73 million when compared to the same period in 2013. SGA expenses as a percentage of net sales were 44.8% and 41.6% for the nine-month periods ended September 30, 2014 and 2013, respectively, as the result of the sales decrease described above.

Sales and marketing expenses decreased by approximately $1.24 million in the first nine months of 2014, compared to the prior-year period. The decreases consisted of a decrease in distributor bonuses, promotions and other expenses directly related to the level of sales of approximately $398,000, a decrease of $577,000 in conference and meeting expenses, a decrease in advertising/public relations expenses of $177,000, and a decrease in newsletter expenses of $50,000. The decrease in conference and meeting expenses was partially due to the weather related cancellation of the national distributor conference in Charlotte in February 2014, coupled with a reduction in the cost of our International distributor conference held during the third quarter versus the cost of the prior-year conference. The year-over-year decrease in advertising/public relations expense was the result of a first half of 2013 public relations campaign to bring greater awareness to the LunaRich product line.

Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $68,000 in the first nine months of 2014, compared to the prior-year period, as increases in salaries, and benefit expenses of approximately $109,000 were offset by a decrease in incentive compensation expense of $83,000 and a decrease in the amount accrued as an annual contribution to our Employee Stock Ownership Plan of $94,000. Distribution and warehouse expenses decreased by $85,000 and other general and administrative expenses decreased by approximately $340,000 in the first nine months of 2014, compared to the prior-year period. Significant changes in our other general and administrative expenses include a reduction in our property tax expense of $75,000 in 2014 compared to the prior-year period, as the result of successful appeals of the real estate taxes on our Chesterfield property for several prior years. Our consulting, legal, and accounting fees were reduced by $138,000 and our business insurance expenses were reduced by $64,000 in the first nine months of 2014 compared to the prior-year period. Also, the amount of compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary in the first nine months of 2014 was $80,000 less than the expense recognized in the prior-year period. This incentive agreement is described in Note 5 of the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $100,000 during the first nine months of 2014 compared to $113,000 in the same period of 2013. The interest income is primarily interest earned on the note receivable due from a distributor that was entered into in March 2012.

Interest Expense. Interest expense increased to $76,000 during the first nine months of 2014 compared to $58,000 in the same period of 2013. The increase in interest expense is the result of an increase in the amount of outstanding debt compared to the prior year. Further information regarding our bank debt is described in Note 4 of the Condensed Consolidated Financial Statements.

Other Income/Expense. Other income/expense in the first nine months of 2014 was a net expense of $54,000, compared to a net expense of $62,000 in the same period of 2013. The net expense in each year-to-date period is primarily the result of foreign currency exchange losses in certain of our subsidiaries.

Income Taxes. We recorded an income tax benefit of $173,000 for the first nine months of 2014, resulting in an effective rate of 38.7%. In the same period in 2013, we recorded income tax expense of $333,000, which represented an effective rate of 54.9%. Our effective rate was higher in 2013 due to losses of $226,000 incurred in the Philippines in the nine-month period for which there is no tax benefit. Also impacting our effective tax rate in 2013 is a higher effective state income tax rate due to various state income tax statutes, which include or exclude certain portions of our domestic and foreign operating results from the respective states taxable income. The effective tax rate in 2014 is favorably impacted by the tax benefit related to the liquidation of our former entity in Germany.

Net Income/(Loss). Our net income for the three months ended September 30, 2014 was $166,000, or $0.01 per share basic and diluted, compared to net income of $293,000, or $0.02 per share basic and diluted in the prior-year third quarter. For the nine-month period ended September 30, 2014, our net loss was $274,000, or $0.02 loss per share basic and diluted, compared to net income of $274,000, or $0.02 per share basic and diluted, for the same period in 2013. Profitability decreased in the third quarter and first nine months of 2014 primarily as a result of the decreases in net sales in the United States as discussed above.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2014, we used $653,000 of net cash in operating activities, $761,000 was used in investing activities, and $9,000 was used in financing activities. This compares to $1.30 million of net cash provided by operating activities, $1.66 million used in investing activities, and $365,000 provided by financing activities in the same period of 2013. Cash and cash equivalents decreased by $1.48 million to $5.18 million as of September 30, 2014 compared to December 31, 2013.

Significant changes in working capital items consisted of an increase in prepaid expenses/other current assets of $190,000, an increase in refundable income taxes of $234,000 coupled with a decrease in income taxes payable of $200,000, and a decrease in accounts payable and accrued expenses of $404,000 in the first nine months of 2014. The increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate business insurance policies. The increase in the refundable income taxes and decrease in the income taxes payable is a result of the losses incurred over the first nine months of the year, and the timing of our estimated tax payments. The decrease in accounts payable and accrued expenses is primarily the result of a lower level of distributors’ commissions payable at September 30, 2014 compared to December 31, 2013.

Investing activities during the first nine months of 2014 consisted of a net investment of $510,000 for capital expenditures, payments received on a distributor note receivable of $68,000, and $318,000 paid for key-man life insurance. Financing activities during the first nine months of 2014 consisted of $500,000 in proceeds from the line of credit and principal payments of $509,000 on long-term borrowings.

Stockholders’ equity decreased to $15.88 million at September 30, 2014 compared to $16.13 million at December 31, 2013. The decrease is primarily due to our net loss during the first nine months of 2014 of $274,000. Our working capital balance was $5.24 million at September 30, 2014 compared to $6.51 million at December 31, 2013. The current ratio at September 30, 2014 was 1.79 compared to 1.98 at December 31, 2013.

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

The new credit agreement includes a revolving credit facility for $3.5 million, as amended. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has the same maturity date as the 2014 term loan of July 1, 2016. There are borrowings of $500,000 on the revolving credit facility as of September 30, 2014.

The new credit agreement is secured by all our tangible and intangible assets and also by a mortgage on the real estate of our headquarters. These agreements also include loan covenants requiring us to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed the fixed charges, including unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations, by a ratio of at least 1.15 to 1. At September 30, 2014, our computed fixed charge coverage ratio was less than the minimum required ratio.

On October 29, 2014, we entered into an amendment to the Credit Agreement whereby our primary lender has waived our non-compliance with the fixed charge coverage ratio for the September 30, 2014 reporting period. In addition to the aforementioned loan covenant waiver, the October 29th amendment restricts us from the declaration and cash payment of common stock dividends and the repurchase of company common stock. The amendment also reduced the maximum borrowing limit from $5 million to $3.5 million under our revolving line of credit agreement. At September 30, 2014, as adjusted for the October 29th amendment, $3 million remains available for additional borrowings under the revolving line of credit. The terms of this new credit agreement and the related amendment are described in Note 4 of the Condensed Consolidated Financial Statements.

Furthermore, we must remain in compliance with the terms of our credit agreement, including the tangible net worth and fixed charge coverage ratio. We must also comply with the terms of our indenture. Although our primary lender has waived our non-compliance with the fixed charge coverage ratio for the September 30, 2014 reporting period, we can make no assurance that we will remain in compliance nor can we make any assurance that we could obtain waivers in the future, if deemed necessary.

Management believes that our internally generated funds coupled with cash on hand and the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2014 and through 2015.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-28 of our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2014. Our critical accounting policies remain unchanged as of September 30, 2014.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2014, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit

Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: November 14, 2014

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 14, 2014

