Form 10-K
period 2014-12-31
RELIV INTERNATIONAL INC
filed 2015-03-24
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $1.60 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12.9 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 12,819,110 (excluding treasury shares).

Documents Incorporated by Reference

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015, which is expected to be filed no later than 120 days after December 31, 2014	Part III

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

We currently offer 18 nutritional supplements, a line of 5 skin care products and a sweetener. We have selectively evolved our product offering over our history. Traditionally, our core line of nutritional supplements, which represented 51.1% of net product sales for the year ended December 31, 2014, included the following four products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, protein and herbs
•	Innergize! — an isotonic sports supplement in two flavors
•	FibRestore — a high-fiber and antioxidant supplement

Following the introduction of our LunaRich X capsules in 2013, we experienced a gradual shift in our product sales mix reflecting an increasing emphasis on Reliv NOW and LunaRich X capsules. Historically, Reliv Classic had been our best-selling product but for the year ended December 31, 2012, for the first time in our history, Reliv NOW became our best-selling product as a result of adding LunaRich soy flour to Reliv NOW. For the year ended December 31, 2014, Reliv NOW constituted 20.7% of net product sales, LunaRich X capsules represented 13.2% and Reliv Classic constituted only 10.4%. The combination of Reliv NOW and LunaRich X capsules have increasingly become the focus of our product strategy. As a result of this strategy, in March 2014 we launched our Super Pack product kit that contains four cans of Reliv NOW and two bottles of LunaRich X each containing 120 capsules. The Super Pack was designed as a simple, focused approach that capitalizes on our two most popular products and provides an entry point at a 25% discount for new distributors who want to build a business. Super Packs constituted 4.6% of net sales in 2014. Because of the success of the Super Pack, in December 2014 we launched a second Super Pack containing Reliv Classic and LunaRich X for our distributors and customers that prefer Reliv Classic.

We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on six of these products —Arthaffect, ReversAge, Cellebrate, GlucAffect, ProVantage and 24K. In addition, we have applied for a U.S. patent on our CardioSentials product. We also hold the exclusive license to patents and patent applications related to lunasin through a Technology License Agreement we entered into in July 2013.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Canada, France, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2014, our network consisted of approximately 47,970 distributors —34,650 in the United States and 13,320 across our international markets.

  We manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but two of our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $34.8 billion U.S. nutritional supplement market, which is part of the broader $140 billion U.S. nutrition industry according to data published by the Nutrition Business Journal, or NBJ, and an estimated $320.0 billion global nutrition industry, also according to the NBJ. Additionally, more than 150 million Americans, or 68% of all U.S. adults, take dietary supplements annually according to the Council for Responsible Nutrition.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•	Aging Population: The older population (persons 65 years or older) numbered 41.3 million in 2011 according to latest information from the Department of Health and Human Services. They represented 13.25% of the U.S. population, about one in every eight Americans. By 2050, there will be approximately 89 million older persons living in the United States, more than twice their number in 2011. Recent data from the Council for Responsible Nutrition shows that 74% of adults aged 55 and over take dietary supplements. We believe this ever-growing population, living longer lives than in previous decades, will continue to focus on their nutritional needs as they age.

•	Rising Healthcare Costs and Commitment to Health: The cost of healthcare in the United States continues to increase rapidly each year and grew at an annual rate of 5% in 2014 according to the Alatrum Institute. In 2013, U.S. healthcare spending reached 2.9 trillion or $9,255 per person according to the Centers for Medicare and Medicaid Services (CMS). As reported from Frost and Sullivan, approximately 75% of total U.S. health care expenditures are spent on preventable health issues. Many studies have demonstrated that dietary supplements have a positive effect on reducing the potential for health issues and consumers are reacting to this by taking charge of their personal health. In a new survey conducted by Harris Poll, taking vitamins was in the top five commitments to health and wellness habits. We believe more consumers will seek the use of nutritional supplements to maintain quality of life as well as reduce medical costs.

•	Continued Focus on Weight Management: According to a report published by the National Center for Health Statistics in January 2012, more than 35%, or more than one-third of U.S. men and women were obese in 2009-2010, as were almost 17% of U.S. children. It is estimated that 86.3% of Americans will be overweight or obese by 2030. Health care costs related to obesity are expected to grow, from $860.7 billion to $956.9 billion by 2030 and currently account for almost 21% of U.S. health care costs according to a report by Cornell University. Being overweight is linked to more than 60 chronic diseases and can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses. According to the Nutrition Business Journal, weight loss supplement sales totaled $2 billion in 2013 which is up 11.6% from 2012. Bearing these facts in mind, we believe that there will be a continual need not only for weight loss products but also for wellness products.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2013 global direct selling market (for all product categories) was estimated to be $178.5 billion, an increase from $169 billion in 2012. The WFDSA estimates that the number of individuals engaged in direct selling more than doubled between 1999 and 2013, from 35.9 million sellers to 96.2 million in 2013. The United States had 16.8 million direct sellers in 2013, the most of any country. Globally, wellness products came in as the 2nd top selling category, just a mere 10% behind cosmetics and personal care.

While the United States is currently the largest direct selling market with $32.6 billion in annual sales in 2013, international markets account for 80% of the entire industry, according to the WFDSA. Twenty-three countries (including the United States) have annual direct sales revenue of at least $1 billion and another thirty countries have annual direct sales revenue of at least $100 million, according to the WFDSA.

  We believe that we are well positioned to capitalize on the world-wide growth trends in direct sales, as both a developer and manufacturer of proprietary nutritional products, utilizing our network marketing distribution system.

Our Competitive Strengths

We believe that we possess a number of competitive strengths that are our key to growth and profitability in the future.

Leading Marketer of Bioavailable Lunasin-Containing Products. As a result of our Technology License Agreement with Soy Labs LLC, we control certain technology and proprietary testing and manufacturing processes that allow us to produce LunaRich X, to our knowledge, the only commercial source of soy concentrate with elevated levels of bioactive lunasin. One 125 mg capsule of LunaRich X contains an amount of lunasin equivalent to 25 grams of high quality soy protein. In addition to our LunaRich X capsules, we fortified six other nutritional supplements with LunaRich X so that a serving of those products yields an amount of lunasin equivalent to consuming 25 grams of soy protein. The products fortified with LunaRich X are Reliv NOW, Reliv NOW for Kids, ProVantage, GlucAffect, SoySentials, and Slimplicity.

Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic or Reliv NOW — combined with LunaRich X. Our recommended daily regimen for any new distributor or customer is one shake of either Reliv NOW or Reliv Classic and two capsules of LunaRich X. Our two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs supporting an individual’s daily nutritional needs and our LunaRich X capsules support an individual’s wellness at the epigenetic level. The combination of Reliv NOW or Reliv Classic and LunaRich X makes supplementation simple and effective for the consumer. Consistent with this focus, in 2014 we launched Reliv Super Packs containing a four-month supply of Reliv NOW or Reliv Classic and LunaRich X based on the one shake and two capsules per day regimen. For more specific individual needs, we provide 15 additional supplements. We believe that our two basic nutritional supplements, together with LunaRich X and our additional supplements and other products, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.

Nutritional Supplements Consumed in Liquid Form. We believe that our nutritional supplements which are consumed in liquid form, except for our LunaRich X capsules, provide a competitive advantage over other supplements such as vitamins, minerals and herbs in pill or tablet form. Our powder-based nutritional products are consumed with water, milk or juice and 24K is a ready-to-drink product. Our products provide an effective means of delivering nutrients to the body. We believe nutrients taken orally in liquid form lead to better absorption at the cellular level, or “bioavailability.” Where serving sizes mandate, as with our LunaRich X capsules, we will use easily digestible capsules as a convenient and effective way of delivering small serving sizes of our powdered nutritional supplements.

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

Experienced Ambassador Team. Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2014, we had approximately 372 Ambassadors. The top 10 distributors at the Ambassador level have been with us for an average of 20 years, which provides consistency in training new distributors and contributes to a stable salesforce.

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 19 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 6, 2015, our directors and executive officers beneficially own approximately 37.1% of our common stock.

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

Increase Appeal to Broader Demographic. Traditionally, our customer and distributor demographic has skewed towards baby boomers and older individuals searching for nutritional solutions to supplement their diet and support overall wellness.  While continuing to maintain our focus on the needs of this important segment, we believe there is an opportunity to expand our sales and distributor base by increasing our appeal to younger generations interested in nutrition and an active healthy lifestyle.  We believe the nutritional aspects and convenience of 24K, our healthy energy and mental focus drink, will attract health conscious on-the-go individuals, many of whom fall within the under-40 demographic.  Further, we maintain an active presence on popular social media sites including Facebook, Twitter, YouTube and several other social networks that are popular with younger generations.  Our internal social media team is comprised of Gen X and Gen Y staffers who regularly interact with distributors, customers and prospects. We plan to continue to develop products and program and expand our technology offerings in an effort to further appeal to younger generations interested in healthy active lifestyles and a vibrant evolving business opportunity.

Expand in Existing and New International Markets. We believe there is a significant opportunity to increase our net sales in international markets. We have a business model that is compatible across all of our markets and encourage our distributors to pursue their business in multiple markets. We believe this business model will encourage expansion of our distributors in our existing international markets and will provide a framework that facilitates our entry into new international markets. To that end, we continue to monitor business conditions in potential new markets and will selectively expand as timing and conditions are appropriate.

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. For example, in January 2013 we launched LunaRich X to support heart health and overall wellness and in February 2011 we launched 24K, our first ready-to-drink product, to support energy production and mental focus. Additionally, we will continue to improve and validate the efficacy of our existing product line. These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors.

Expand and Improve our Manufacturing and Distribution Capabilities. We currently manufacture all of our powdered nutritional supplements at our facility in Chesterfield, Missouri. This allows us to precisely control product composition and quality assurance as well as better manage inventory levels. Periodically, we make appropriate investments that enhance our manufacturing capabilities and capacity to further leverage our existing facilities and trained production staff. In the second half of 2014, we purchased and installed an encapsulation production line in our facility in Chesterfield, Missouri. We anticipate that LunaRich X capsule production will begin in the first quarter of 2015. We expect to continue to make appropriate investments in our manufacturing and fulfillment facilities.

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

The following table summarizes our product categories as of December 31, 2014. The net sales figures are for the year ended December 31, 2014:

Product Category	Product Name	% of 2014 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv NOW	20.7	1988
	Reliv Classic	10.4	1988
	NOW for Kids	4.3	2000

Specific Wellness	FibRestore	11.3	1993
	Arthaffect	6.0	1996
	ReversAge	3.3	2000
	SoySentials	1.6	1998
	CardioSentials	1.2	2005
	GlucAffect	1.2	2008
	24K	2.0	2011
	LunaRich X capsules	13.2	2013

Weight Management	Meal Replacements(2)	1.2	Various
	Cellebrate	0.6	1995

Sports Nutrition	Innergize!	8.7	1991
	ProVantage	2.7	1997

Other	Skin Care and Sweetener	0.7	2001
	Reliv Delight	0.1	2001

______________________

(1)	This table does not include net sales for the year ended December 31, 2014 related to freight and handling and sales of marketing materials, which represented approximately 10.8% of net sales for the year ended December 31, 2014.
(2)	Since its introduction in February 2007, our Slimplicity Meal Replacement formula has replaced Reliv Ultrim-Plus (available since 1988) in all but our Canadian and Mexican markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market. In October 2013, Reliv ReShape was launched in our Australian and New Zealand markets, at which time Slimsimply was discontinued in those markets.

Basic Nutrition Supplements

Our three basic nutrition supplements provide consumers with a broad spectrum of essential nutrients. Every formulation is specifically designed to optimize and enhance the benefits of the nutrients it contains.

•	Reliv NOW is a nutritional supplement containing a variety of vitamins and minerals, soy and various herbs. Reliv NOW is available in every country where we operate.

•	Reliv Classic is a nutritional supplement containing a variety of vitamins and minerals, soy and various herbs. It is a vegetarian product that contains no animal compounds, artificial preservatives, artificial flavors or added simple sugars. Reliv Classic is available in the United States, Canada, France, Germany, Austria, the Netherlands, the United Kingdom and Ireland.

•	NOW for Kids is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. NOW for Kids is available in Australia, New Zealand, the United States, the United Kingdom, France, Germany, Ireland, Austria, the Netherlands, Mexico, Malaysia and the Philippines.

Specific Wellness Supplements

Our line of eight specific wellness supplements contains specific compounds that target certain conditions and promote health. Each product is intended to work in conjunction with our basic nutritional supplement formulas to provide an effective, balanced and natural method for sustaining health and well-being.

•	ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, France, the Netherlands and Ireland. In Canada, the product is marketed as Nutriversal.

•	SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States and Mexico.

•	CardioSentials is a berry-flavored nutritional supplement introduced in February 2005 that promotes heart health. The product contains 1,500 mg of phytosterols per serving, policosanol and several powerful antioxidants. In a clinical study of this product, participants experienced meaningful reductions in cholesterol as well as improvement in their high-density lipoprotein, or HDL, and low-density lipoprotein, or LDL, ratios. We have applied for a U.S. patent on CardioSentials. CardioSentials is available only in the United States.

•	Arthaffect is a patented nutritional supplement containing Arthred, a form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines, Malaysia, Singapore, and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

•	FibRestore is a nutritional supplement containing fiber, vitamins, minerals and herbs. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony to comply with Canada’s nutritional regulations. FibRestore is available in all of the countries in which we operate.

•	GlucAffect is a patented cinnamon cream flavored nutritional supplement launched in November 2008. GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss. We received a U.S. patent on GlucAffect in February 2012. GlucAffect is available in the United States and Canada.

•	24K is a patented ready-to-drink product that was introduced in February 2011. 24K is our first ready-to-drink nutritional supplement available in a multi-serving 30-ounce bottle and in a two-ounce double serving bottle. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief. It contains no caffeine and only 5 calories per serving. 24K is available only in the United States.

•	LunaRich X, our newest product, was introduced in January 2013. LunaRich X is our only nutritional supplement available in capsule form and comes in a bottle of 30 or 120 capsules. LunaRich X is a soy concentrate with elevated levels of lunasin, a soy peptide shown to have heart health and wellness benefits. LunaRich X is currently available in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Austria, the Netherlands, Indonesia, the Philippines and Singapore. The product is marketed as LunaRich C in Germany, Austria, the United Kingdom, France, the Netherlands and Ireland due to local regulations.

Weight Management Supplements

Our four weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle mass.

•	Slimplicity is a meal replacement intended for use in an overall program that includes proper diet and exercise and is focused on facilitating weight loss and developing healthier lifestyle choices. Slimplicity is currently available in the United States, France, Germany, Austria, the Netherlands, Ireland and the United Kingdom.

•	Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program. Reliv Ultrim-Plus is only sold in Canada and Mexico. Reliv Ultrim-Plus is no longer available in our other markets due to the introduction of our Slimplicity meal replacement product.

•	Reliv ReShape is designed as a meal replacement or a nutritious snack delivering 12 grams of protein. Reliv ReShape was introduced in October 2013 and is only sold in Australia and New Zealand. Reliv ReShape replaced Slimsimply in Australia and New Zealand upon its introduction.

•	Cellebrate is a patented weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body’s fat burning process. Cellebrate is available in the United States and Canada.

Sports Nutrition Supplements

Our two sports nutrition supplements contain a balance of nutrients scientifically designed to improve athletic performance and endurance, as well as muscle recovery and repair.

•	Innergize! is a sports supplement, containing vitamins and minerals designed for performance enhancement. Innergize! is available in every country where we operate. In Canada, the product is marketed as Optain due to local product regulations.

•	ProVantage is a patented nutritional supplement containing soy designed to enhance athletic performance with a balance of nutrients needed to improve endurance, muscle recovery and repair. ProVantage is designed to increase muscle recovery, muscle mass and function, reduce fatigue and burn excess body fat for extra energy. The product also benefits those seeking to increase their soy intake. We received a U.S. patent on ProVantage in May 2012. ProVantage is available in the United States and Canada.

Skin Care and other products

We offer for sale a limited line of skin care products and a sweetener. The skin care products, marketed as the “r” skin care collection, are designed to create healthier, more youthful looking skin. Each product in our r collection contains the exclusive RA7 complex, an array of antioxidants, anti-inflammatory and anti-aging nutrients. These nutrients work together to slow the aging process and improve the skin’s appearance. The “r” collection includes a cleansing facial wash, eye cream, daytime facial moisturizer with SPF 15, a nighttime facial moisturizer, and a body lotion. The “r” products are available in the United States, Australia and New Zealand.

Our Reliv Sweetener is derived from the stevia plant, has no sugar and contains one gram of fiber. It is to be used in place of sugar or other artificial sweeteners.

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

For the years ended December 31, 2014 and 2013, our research and development expenses were $618,000 and $565,000, respectively.

SL Technology, Inc.

On July 23, 2013, SL Technology, Inc. (“SLTI”), our new wholly-owned subsidiary, and Soy Labs, LLC (“Soy Labs”) entered into a Technology License Agreement (the “License Agreement”) pursuant to which Soy Labs granted SLTI an exclusive license for its intellectual property related to its soy concentrate with elevated levels of bioactive lunasin and other soy-related ingredients. The license covers an issued patent and several patent applications related to lunasin and soy-related peptides, proprietary information and manufacturing processes of Soy Labs. See Note 6 to our Consolidated Financial Statements for more information on the terms of the License Agreement.

SLTI has agreed to use reasonable commercial efforts to market the products covered by the License Agreement. In addition, SLTI hired Soy Labs staff and we agreed, subject to certain conditions, to purchase all of our requirements of soy concentrate from SLTI.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2014, we had approximately 372 Ambassadors. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2014, we sponsored numerous special events in cities across all of our markets led by corporate executives and/or experienced Ambassadors;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States, we sponsor an annual International Conference in the summer for all worldwide distributors and winter conferences on each coast for U.S. distributors.

During 2014, we invested approximately $1.97 million in training, conferences and promotional events for our distributors worldwide compared with $2.49 million in 2013.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and our first product outside of the United States in 1991 when we entered Australia. In 2014, approximately 24.5% of our net sales were generated outside of the United States.

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

Within the United States, we sell our products to distributors in all 50 states. We derived 44.9% of our domestic net sales in 2014 in California, Pennsylvania, Illinois, Michigan, Texas, Ohio, Florida and Kansas, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2014, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ Europe, Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, and PT Reliv’ Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

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

New Market Entry Process

When conditions warrant, we evaluate new markets for our products. In order to do so, we perform an analysis of synergies between new and existing countries and distributor presence or interest in new markets, market conditions, regulatory conditions, product approval procedures and competition before selecting markets to enter. Once we decide to enter a new market, we first hire local legal counsel and/or a consultant with appropriate expertise to:

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

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements. In 2013, our Chesterfield plant was audited by the Australian TGA. Our current certification is valid until April 2017.

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

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Guadalajara, Mexico; Redditch (Birmingham), England; Makati (Manila), Philippines; Subang Jaya (Kuala Lumpur), Malaysia; Singapore; and Jakarta, Indonesia. With the exception of our Canada, New Zealand, and Singapore subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland, France, Germany, Austria, and the Netherlands order and receive product from our UK-based subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.25% and 0.57% of net sales in 2014 and 2013, respectively.

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

Currently, we have 22 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 15 of our 18 nutritional products. Reliv NOW for Kids, LunaRich X and ReShape are not registered with the USPTO. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear “structure/function” claims, which are claims that the products affect the structure or function of the body, without prior FDA approval. They may not, without prior FDA approval, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease, otherwise known as a “drug claim.” The final rule describes how the FDA will distinguish drug claims from structure/function claims. Dietary supplements, like conventional foods, are also permitted to make “health claims,” which are claims that are exempt from regulation as “drug” claims pursuant to the amendments to the FDCA established by the NLEA in 1990. A “health claim” is a claim, ordinarily approved by FDA regulation, on a food or dietary supplement product’s labeling that “characterizes the relationship of any substance to a disease or health-related condition.” To help assure that foods, dietary supplements and cosmetics comply with the provisions of the FDCA and FDA’s regulations, the FDA has numerous enforcement tools, including the ability to issue warning letters, initiate product seizures and injunctions and pursue criminal penalties.

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

We are aware that there is adverse publicity in many markets, including the United States, concerning foods that are grown from genetically modified organisms, or GMOs. In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. Nearly all ingredients in our formulas are non-GMO.  We use non-GMO ingredients when required by governmental regulations and strive to use non-GMO ingredients in every other instance when commercially feasible and available.  We believe compliance with regulatory requirements in this area should not have a material adverse effect on our business.

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

Employees

As of December 31, 2014, we and all of our subsidiaries had approximately 195 full-time employees compared with 208 such employees at the end of 2013.

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

The following table summarizes information related to our worldwide facilities as of March 6, 2015:

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

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2014 and 2013.

	High	Low	Dividend

Year Ending December 31, 2014
Fourth Quarter	$1.71	$1.15	$-
Third Quarter	1.93	1.14	-
Second Quarter	2.68	1.51	-
First Quarter	2.82	1.75	-

Year Ending December 31, 2013
Fourth Quarter	$3.50	$2.11	$0.01
Third Quarter	3.98	1.25	-
Second Quarter	1.44	1.23	0.02
First Quarter	1.40	1.15	-

As of March 6, 2015, there were approximately 1,569 holders of record of our common stock and an additional 2,997 beneficial owners, including shares of common stock held in street name.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and a sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 75.5% of worldwide net sales for the year ended December 31, 2014 compared to approximately 78.7% for the year ended December 31, 2013. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate on a limited basis in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2014, consisted of approximately 47,970 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. In the United States, effective March 1, 2013, we implemented a retail price increase, offset by a reduced shipping charge. After the price change, wholesale pricing discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which was generally equal to the retail price of each product prior to the price increase. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward. We have implemented similar pricing structures in all of our international markets, except Europe.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales decreased by 15.9% worldwide, as sales in the United States decreased by 19.3% in the year ended December 31, 2014 compared with 2013. During 2014, our international sales decreased by 3.7% over the prior year. An increase in net sales in Europe was offset by declines in all other international markets.

The following table summarizes net sales by geographic market for the years ended December 31, 2014 and 2013.

Net Sales by Market	Year Ended December 31,
(in thousands)	2014		2013		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$43,323	75.5%	$53,651	78.7%	$(10,328)	(19.3)%
Australia/New Zealand	1,642	2.9	1,859	2.7	(217)	(11.7)
Canada	1,367	2.4	1,777	2.6	(410)	(23.1)
Mexico	796	1.4	977	1.4	(181)	(18.5)
Europe	8,301	14.5	7,953	11.7	348	4.4
Asia	1,916	3.3	1,990	2.9	(74)	(3.7)

Consolidated total	$57,345	100.0%	$68,207	100.0%	$(10,862)	(15.9)%

The following table sets forth, as of December 31, 2014 and 2013, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. For the December 31, 2014 and 2013 data, the active distributor count for Europe includes our preferred customers in France. This program began in mid-2013 and the Europe active distributor count as of December 31, 2014 and 2013 includes 2,945 and 1,500 preferred customers, respectively.

Active Distributors/Master	December 31, 2014		December 31, 2013		% Change
Affiliates by Market	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	34,650	5,360	39,270	5,590	(11.8)%	(4.1)%
Australia/New Zealand	1,300	150	1,470	200	(11.6)	(25.0)
Canada	1,200	250	1,340	250	(10.4)	0.0
Mexico	1,130	140	1,100	160	2.7	(12.5)
Europe	7,640	890	6,790	940	12.5	(5.3)
Asia	2,050	340	3,100	400	(33.9)	(15.0)

Consolidated total	47,970	7,130	53,070	7,540	(9.6)%	(5.4)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total

Sales in 2014 in USD (in 000's)	$43,323	$1,642	$1,367	$796	$8,301	$1,916	$14,022

% change in sales-2014 vs. 2013:
In USD	-19.3%	-11.7%	-23.1%	-18.5%	4.4%	-3.7%	-3.7%
Due to currency fluctuation	-	-4.9%	-5.6%	-3.4%	5.3%	-4.8%	0.7%
Sales in local currency	-19.3%	-6.8%	-17.5%	-15.1%	-0.9%	1.1%	-4.4%

# of new distributors-2014	8,338	367	344	531	4,785	927	6,954
# of new distributors-2013	11,130	263	466	525	4,382	1,683	7,319
% change	-25.1%	39.5%	-26.2%	1.1%	9.2%	-44.9%	-5.0%

# of new Master Affiliates-2014	1,085	30	72	39	373	93	607
# of new Master Affiliates-2013	2,049	52	109	88	483	112	844
% change	-47.0%	-42.3%	-33.9%	-55.7%	-22.8%	-17.0%	-28.1%

# of Product orders-2014	182,200	8,829	4,720	3,843	26,221	13,170	56,783
# of Product orders-2013	204,000	8,236	5,074	3,821	22,891	12,039	52,061
% change	-10.7%	7.2%	-7.0%	0.6%	14.5%	9.4%	9.1%

______________________

(1)	The new distributor totals in Europe for 2014 and 2013 include 2,200 and 888, respectively, new preferred customers in France. The preferred customer program began in mid-2013.

United States

•	Net sales declined in the United States in 2014 compared to 2013 as the result of a shift in sales into the fourth quarter of 2013 from the first quarter of 2014 due to a promotion. In August 2013, we launched a promotion under which new distributors could qualify as a Master Affiliate at 60% of the sales volume previously required, the “Ignition Master Affiliate promotion.” This promotion ran through the end of 2013, and the reduced volume requirement became a permanent feature of our compensation plan in January 2014. This promotion increased sales and the number of distributors that reached the level of Master Affiliate in the latter portion of 2013; however, this promotion negatively impacted sales in 2014, with much of this decline occurring in the first quarter of 2014, as the Ignition Master Affiliate promotion incentivized many Master Affiliates to accelerate their requalification orders to the fourth quarter of 2013.
•	Net sales were also negatively affected by the severe winter weather in the eastern half of the United States in the first quarter of 2014.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, made up 16.5% and 13.4% of net sales in the U.S., respectively, as our marketing focuses around these two products.
•	We introduced a Super Pack during 2014 that currently consists of four cans of Reliv NOW or Classic and four 60-count bottles of LunaRich X. This provides a distributor a simple initial selling proposition to potential new distributors and customers.
•	Sales were also negatively impacted by the decline in new distributor enrollments. Distributor enrollments declined as activity and momentum slowed subsequent to the end of the Ignition Master Affiliate promotion.
•	Distributor retention was 65.9% in 2014 compared to 68.2% in 2013. Distributor retention is determined by the percentage of active distributors from 2013 that renewed their distributorships in 2014.
•	Decline in new Master Affiliate qualifications was the result of the large number of new Master Affiliates that qualified during the fourth quarter of 2013 promotion and distorted a meaningful year-over-year comparison. In comparison to 2012, we had 1,331 new Master Affiliate qualifications in 2012, so the promotion did not have the long-term impact on new Master Affiliate qualifications as was anticipated. The Master Affiliate requalification rate in 2014 was 76.5% compared to 68.8% in 2013.

•	Our average order size in 2014 decreased by 9.4% to $328 at suggested retail value. This decrease is consistent with the decline in new Master Affiliate qualifications, as new Master Affiliates have larger average orders.

International Operations

•	The average foreign exchange rate for the U.S. dollar for all of 2014 was stronger versus the various local currencies in which we conduct business, except for the British pound and the Euro, when compared with the average exchange rates for all of 2013.

Canada

•	Similar to our U.S. operations, results in Canada in both net sales and distributor activity in 2014 were negatively impacted by the Ignition Master Affiliate promotion. Canada follows the same marketing plan as the U.S.

Mexico

•	The office was moved from Mexico City to Guadalajara in December 2013, with transition work continuing into early 2014. The process of setting up our new office, along with training an entirely new staff, had a negative impact on our 2014 performance as transition of administrative tasks used internal resources normally focused on sales and marketing.
•	We have introduced similar products and marketing programs as in the United States, such as the LunaRich X capsules and Super Packs in an effort to improve sales.

Europe

•	Our European region includes sales from operations in the United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
•	Sales of LunaRich X began in the EU in October 2014.
•	Sales in the fourth quarter of 2014 compared to the prior-year quarter dropped by 19.9% in local currency due to the departure of certain key distributors in the UK.

Asia Pacific

•	Our Asia Pacific region includes Australia/New Zealand, as well as the Asian markets of the Philippines, Malaysia, Singapore, and Indonesia. These markets share much of the same management team and marketing strategies.
•	The growth strategy in Asia Pacific is focused on new customer entry points that were created in late 2013 or early 2014, depending on the country. Not shown in the new distributor statistics were the new customer signups in 2014 of 364 in Australia/New Zealand and 731 in Asia.
•	This strategy results in a higher order count in 2014, but a smaller average order.
•	We formally launched sales in Indonesia in September 2014, as we obtained approvals for five of our products, including Reliv Now and LunaRich X.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2014 and 2013. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	2014		2013
	Amount	% of net sales	Amount	% of net sales

Net sales	$57,345	100.0%	$68,207	100.0%

Costs and expenses:
Cost of products sold	11,658	20.3	14,023	20.6
Distributor royalties and commissions	20,543	35.8	24,926	36.5
Selling, general and adminstrative	25,048	43.7	27,755	40.7

Income from operations	96	0.2	1,503	2.2
Interest income	132	0.2	149	0.2
Interest expense	(100)	(0.2)	(82)	(0.1)
Other income/(expense)	(151)	(0.2)	(138)	(0.2)

Income (loss) before income taxes	(23)	0.0	1,432	2.1
Provision (benefit) for income taxes	(748)	(1.3)	655	1.0

Net income	$725	1.3%	$777	1.1%

Earnings per common share-Basic	$0.06		$0.06
Earnings per common share-Diluted	$0.06		$0.06

Cost of Products Sold:

•	Gross margins in 2014 improved slightly compared to the prior-year period. Margin improvements from the sales price increase implemented in the first quarter of 2013, along with improved LunaRich X product margins resulting from our acquisition of the lunasin technology license in July 2013, more than offset the negative impact of the reduction in production levels.

Distributor Royalties and Commissions:

•	The decrease in distributor royalties and commissions as a percentage of net sales for 2014 compared to the prior-year period is the result of the retail price increase and commission restructuring that became effective March 1, 2013 in the United States and later in 2013 for other markets. After the price change, wholesale discounts on distributor orders are based on the retail value of the product.
•	Distributor royalties and commissions are paid on an amount referred to as the business value, which is generally equal to the retail price of each product prior to the price increase.

Selling, General and Administrative Expenses:

•	Selling, general and administrative (“SGA”) expenses declined by $2.71 million in 2014 compared to 2013.
•	The increase in SGA expenses as a percentage of net sales in 2014 is a function of the decline in consolidated net sales.
•	Sales and marketing expenses decreased by $1.58 million in 2014 vs. 2013. Components of the decrease include:
o	$846,000 decrease in expenses directly related to sales volume, such as star director bonuses, other sales production bonuses, and credit card fees.

o	$422,000 decrease in distributor conferences and meeting expenses. The decrease in conference and meeting expenses was partially due to the weather-related cancellation of the national distributor conference in Charlotte in February 2014, coupled with a reduction in the cost of our International distributor conference held during the third quarter 2014 versus the cost of the prior-year conference.
o	Advertising/public relations expenses decreased by $172,000 in 2014 vs. 2013. The year-over-year decrease was the result of a first half of 2013 public relations campaign to bring greater awareness to the LunaRich product line.
•	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $291,000 in 2014, compared to the prior-year period.
o	Incentive compensation expense decreased by $197,000 in 2014 vs. 2013 commensurate to the decrease in income from operations.
o	Decrease of $125,000 as no contribution was made to our Employee Stock Ownership Plan in 2014.
o	Decrease of $46,000 in our 401(k) employer expense as we reduced our matching contribution in the U.S. effective October 1, 2014.
o	These declines were offset by an increase in salaries and other staffing expenses by approximately $124,000 in 2014 vs. 2013.
•	Distribution and warehouse expenses decreased by $98,000 in 2014 vs. 2013 as shipping supply expenses declined relative to sales and we reduced our facility rental expense in certain foreign locations.
•	Other general and administrative expenses decreased by $738,000 in 2014 vs. 2013.
o	Significant changes in our other general and administrative expenses include a reduction in our property tax expense of $78,000 in 2014 compared to the prior-year period, as the result of successful appeals of the real estate taxes on our Chesterfield headquarters property for several prior years.
o	Consulting and legal fees were reduced by $192,000.
o	Compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary in 2014 was $303,000 less than the expense recognized in the prior-year period. This incentive agreement is described in Note 13 of the Consolidated Financial Statements.

Interest Income/Expense:

•	Interest income decreased slightly in 2014 as the result of lower investable cash balances worldwide. Our interest income is primarily interest earned on the note receivable due from a distributor that was entered into in March 2012.
•	Interest expense increased slightly in 2014 as the result of additional average debt levels throughout 2014 vs. 2013.

Other Income/Expense:

•	The net expense in both 2014 and 2013 is primarily the result of foreign currency exchange losses in certain of our subsidiaries.

Income Taxes/Benefit:

•	We reported an income tax benefit of $748,000 for 2014 as the result of a deferred tax benefit of $758,000 recorded in the fourth quarter of 2014. The deferred tax benefit related to the release of valuation allowance pertains to net operating loss carryforwards in our European subsidiary that were previously fully reserved.
•	We recorded income tax expense of $655,000 for 2013, representing an effective rate of 45.8%.
•	See Note 11 of the Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each year.

Net Income:

•	Net income for 2014 was primarily the result of the deferred tax benefit recorded on the European net operating loss carryforwards. Income before income taxes declined as the result of the decrease in net sales worldwide, but particularly in the United States, partially offset by the reduction in selling, general and administrative expenses. The components of income/loss before income taxes are outlined in Note 11 of the Consolidated Financial Statements.

Liquidity and Capital Resources

We used $392,000 of net cash during 2014 in operating activities, $1.07 million was used in investing activities, and $133,000 was used in financing activities. This compares with $2.52 million of net cash provided by operating activities, $1.70 million used in investing activities, and $149,000 provided by financing activities in 2013. Cash and cash equivalents decreased by $1.67 million to $5.00 million as of December 31, 2014 compared to December 31, 2013.

Significant changes in working capital items consisted of an increase in accounts receivable of $117,000, an increase in refundable income taxes of $258,000, a decrease in income taxes payable of $200,000, and a decrease in accounts payable, accrued expenses and other non-current liabilities of $914,000 in 2014. The increase in accounts receivable is the result of a refund due from a travel promotion company for an incentive trip in the fourth quarter of 2014. The increase in refundable income taxes and decrease in income taxes payable is the result of our reduction in taxable income in the United States. The decrease in accounts payable, accrued expenses, and other non-current liabilities is primarily the result of a lower balance of trade payables and accrued distributor commission expense as of December 31, 2014 compared to the prior year-end.

Our net investing activities included $908,000 and $379,000 in net capital expenditures for the years ended December 31, 2014 and 2013, respectively. Payments for key-man life insurance were $252,000 in both 2014 and 2013. Investing activities in 2013 also included a payment of $1.15 million related to the acquisition of the lunasin technology licensing agreement.

Financing activities in 2014 consisted of $500,000 in proceeds from the revolving line of credit and principal payments of $633,000 on long-term borrowings. No common stock dividends were paid in 2014. Financing activities in 2013 consisted of $1.15 million in proceeds from the revolving line of credit, principal payments of $630,000 on long-term borrowings, $379,000 in cash dividends paid, $14,000 in proceeds on the exercise of stock warrants, and $5,000 in treasury stock purchased.

Stockholders’ equity increased to $17.00 million at December 31, 2014 compared with $16.13 million at December 31, 2013. The increase is primarily the result of our net income of $725,000 for 2014. Other changes to equity include an unfavorable adjustment in our cumulative foreign currency translation adjustment of $78,000, $176,000 of common stock issued to a consultant that was previously accrued for, and other transactions related to equity-based compensation with a net increase in equity of $44,000.

Our working capital balance was $5.65 million at December 31, 2014 compared to $6.51 million at December 31, 2013. The current ratio at December 31, 2014 was 1.96 compared with 1.98 at the previous year-end.

On February 28, 2014, we re-financed our 2012 term loan agreement (and its revolving line of credit agreement) with our primary lender. The 2014 re-financed term loan is for a period of twenty-eight months with the same floating interest rate pricing as the 2012 term loan of 30-day LIBOR plus 2.0%. The total amount of the new 2014 term loan was approximately $3.48 million and consisted of the February 28, 2014 outstanding balances of the 2012 term loan and the revolving line of credit loan balance of $1.15 million. Upon the completion of the re-financing, the revolving line of credit loan balance was zero. The credit agreement has a maturity date of July 1, 2016.

The new credit agreement includes a revolving credit facility for $3.5 million, as amended. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has the same maturity date as the 2014 term loan of July 1, 2016. There are borrowings of $500,000 on the revolving credit facility as of December 31, 2014.

The new credit agreement is secured by all our tangible and intangible assets and also by a mortgage on the real estate of our headquarters. These agreements also include loan covenants requiring us to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed the fixed charges, including unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations, by a ratio of at least 1.15 to 1. At the quarters ended September 30 and December 31, 2014, our fixed charge coverage ratio was less than the minimum required ratio.

On October 29, 2014, we entered into an amendment to the Credit Agreement (“First Amendment”) whereby our primary lender waived our non-compliance with the fixed charge coverage ratio for the September 30, 2014 reporting period. In addition to the aforementioned loan covenant waiver, the First Amendment restricts us from the declaration and cash payment of common stock dividends and the repurchase of company common stock. The First Amendment also reduced the maximum borrowing limit from $5 million to $3.5 million under our revolving line of credit agreement. At December 31, 2014, as adjusted for the First Amendment, $3 million remains available for additional borrowings under the revolving line of credit.

In a letter agreement dated February 27, 2015, the Bank waived our non-compliance with the fixed charge ratio covenant as of December 31, 2014, and on March 4, 2015, we entered into a second amendment to the Credit Agreement (“Second Amendment”). The Second Amendment reduces the ratio required under the fixed charge ratio covenant to 1.0 for the reporting period ending March 31, 2015, but subsequent quarterly reporting periods remain at a minimum fixed coverage ratio of 1.15 to 1. In addition, the Second Amendment revises the net tangible worth covenant minimum to $9.5 million and re-defines net tangible worth as actual stockholders’ equity reduced by the sum of net intangible assets, accounts due from employees and distributors, and note receivable from distributor. We have been in compliance with the net tangible worth covenant, and we expect to continue to be in compliance after the Second Amendment. The terms of this new credit agreement and the related amendments are described in Note 6 of the Consolidated Financial Statements.

Furthermore, we must remain in compliance with the terms of our credit agreement, including the tangible net worth and fixed charge coverage ratio. We must also comply with the terms of our indenture. Although our primary lender has waived our non-compliance with the fixed charge coverage ratio for the December 31, 2014 reporting period, we can make no assurance that we will remain in compliance nor can we make any assurance that we could obtain waivers in the future, if deemed necessary.

Management believes that our cash on hand, cash generated from operating activities and availability of credit under the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2015.

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

Actual and estimated returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for a distributor to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.25% and 0.57% of net sales in 2014 and 2013, respectively. We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

Income Tax Matters

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” (ASC Topic 740) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or the entire deferred tax asset will not be realized. In our quarterly evaluation of the need for a valuation allowance, we consider and weigh both positive and negative factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in our previous evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.

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

At December 31, 2014, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $3.1 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $2.4 million has been established for these deferred tax assets based on the weight of positive and negative evidence was considered, including history of income or loss, projected future taxable income, availability of tax planning strategies and the expiration dates of these carryforwards. In 2014, the Company recorded a net income tax benefit of $758,000 due to a reduction of the valuation allowance related to deferred tax assets for net operating losses of approximately $3.6 million in our United Kingdom subsidiary. Based on our assessment, we reduced the United Kingdom’s NOL valuation allowance because the weight of evidence regarding the future realizability of the deferred tax assets had become predominantly positive and realization of the deferred tax assets was more likely than not. The positive evidence considered primarily related to three years of consistent profitability while the only negative evidence was historical losses prior to 2012 for this subsidiary.

Item No. 8 - Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2014, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Governance

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015, which is expected to be filed with the Commission within 120 days after December 31, 2014.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2014, which is expected to be filed with the Commission within 120 days after December 31, 2014.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015, which is expected to be filed with the Commission within 120 days after December 31, 2014.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015, which is expected to be filed with the Commission within 120 days after December 31, 2014.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 21, 2015, which is expected to be filed with the Commission within 120 days after December 31, 2014.

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

Date: March 24, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: March 24, 2015

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 24, 2015

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 24, 2015

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice-President, Secretary, Director

Date: March 24, 2015

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 24, 2015

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 24, 2015

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 24, 2015

By:	/s/ David T. Thibodeau
David T. Thibodeau, Director

Date: March 24, 2015

Exhibit Index

Exhibit
Number	Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2	By-Laws (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.4	Certificate of Designation to Create a Class of Series A Preferred Stock for Reliv’ International, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Registrant for quarter ended March 31, 2003).

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	Amended Exclusive License Agreement with Theodore P. Kalogris dated December 1, 1991 (incorporated by reference to Exhibit 10.1 to the Form 10-K of the Registrant for the year ended December 31, 1992).

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated March 31, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 3, 2014).

10.4*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.5*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.6*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.7*	2003 Stock Option Plan (incorporated by reference to Exhibit 4 to the Form S-8 Registration Statement the Registrant filed August 13, 2003).

10.8*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.9*	2014 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed November 19, 2014).

10.10*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.11*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.12*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.13*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.15*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.16	Loan Sale Agreement between 2010-1 RADC/CADC Venture, LLC and Reliv International, Inc. dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended March 31, 2012).

10.17	Technology License Agreement by and between SL Technology, Inc. and Soy Labs, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 25, 2013).

10.18	Agreement by and among Reliv International, Inc., SL Technology, Inc., Soy Labs, LLC and 1Soy, Inc. dated July 23, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 25, 2013).

10.19	Credit Agreement dated February 28, 2014 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed March 6, 2014).

10.20	First Amendment to Credit Agreement dated October 29, 2014 among Reliv International, Inc., Reliv, Inc. Reliv World Corporation, and SL Technology, Inc., as Borrowers and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed October 30, 2014)

10.21	Second Amendment to Credit Agreement dated March 4, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed March 6, 2015)

10.22	Letter Agreement dated February 27, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed March 6, 2015)

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

Reliv’ International, Inc.

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of net income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 24, 2015

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,989,392	$6,656,798
Accounts receivable, less allowances of $26,300 in 2014 and $31,800 in 2013	265,530	148,630
Accounts due from employees and distributors	121,208	129,852
Inventories:
Finished goods	3,782,171	3,516,079
Raw materials	1,216,031	1,501,522
Sales aids and promotional materials	179,263	197,089
Total inventories	5,177,465	5,214,690

Refundable income taxes	257,577	-
Prepaid expenses and other current assets	661,038	697,099
Deferred income taxes	61,000	309,000
Total current assets	11,533,210	13,156,069

Other assets	295,929	277,770
Cash surrender value of life insurance	2,747,944	2,403,763
Note receivable due from distributor	1,732,982	1,829,827
Deferred income taxes	686,000	-
Intangible assets, net	2,925,775	3,195,903

Property, plant, and equipment	18,945,772	18,541,296
Less accumulated depreciation	12,019,802	11,805,877
Property, plant, and equipment, net	6,925,970	6,735,419

Total assets	$26,847,810	$27,598,751

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2014	2013

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,187,057	$5,868,783
Income taxes payable	-	199,558
Current maturities of long-term debt	697,423	581,004
Total current liabilities	5,884,480	6,649,345

Noncurrent liabilities:
Revolving line of credit	500,000	1,150,000
Long-term debt, less current maturities	3,047,267	2,631,607
Noncurrent deferred income taxes	-	127,000
Other noncurrent liabilities	418,785	910,327
Total noncurrent liabilities	3,966,052	4,818,934

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2014 and 2013	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,673,083 shares issued and 12,819,110 shares outstanding in 2014; 14,519,605 shares issued and 12,665,632 shares outstanding in 2013	14,673	14,520
Additional paid-in capital	30,321,598	30,101,069
Accumulated deficit	(7,434,595)	(8,159,164)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(565,838)	(487,393)
Treasury stock	(5,338,560)	(5,338,560)
Total stockholders’ equity	16,997,278	16,130,472

Total liabilities and stockholders’ equity	$26,847,810	$27,598,751

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Net Income and Comprehensive Income

	Year ended December 31
	2014	2013

Product sales	$52,902,254	$62,379,450
Handling & freight income	4,442,705	5,827,288
Net sales	57,344,959	68,206,738

Costs and expenses:
Cost of products sold	11,657,728	14,022,996
Distributor royalties and commissions	20,542,905	24,926,014
Selling, general, and administrative	25,048,596	27,755,483
Income from operations	95,730	1,502,245

Other income (expense):
Interest income	131,503	149,402
Interest expense	(100,142)	(82,461)
Other income (expense)	(150,522)	(137,596)
Income (loss) before income taxes	(23,431)	1,431,590
Provision (benefit) for income taxes	(748,000)	655,000

Net income available to common shareholders	$724,569	$776,590

Other comprehensive income (loss):
Foreign currency translation adjustment	(78,445)	7,157

Comprehensive income	$646,124	$783,747

Earnings per common share - Basic	$0.06	$0.06

Weighted average shares	12,666,000	12,619,000

Earnings per common share - Diluted	$0.06	$0.06

Weighted average shares	12,811,000	12,816,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2012	14,511,816	$14,512	$30,074,801	$(8,557,178)	$(494,550)	1,892,176	$(5,455,715)	$15,581,870
Net income	-	-	-	776,590	-	-	-	776,590
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	7,157	-	-	7,157
Total comprehensive income								783,747
Common stock dividends paid, $0.03 per share	-	-	-	(378,576)	-	-	-	(378,576)
Stock-based compensation	-	-	41,745	-	-	-	-	41,745
Expired stock options & warrants; deferred tax effect	-	-	(31,618)	-	-	-	-	(31,618)
Contribution of treasury shares to ESOP	-	-	2,481	-	-	(42,248)	122,519	125,000
Warrants exercised	7,789	8	13,660	-	-	-	-	13,668
Common stock purchased for treasury	-	-	-	-	-	4,045	(5,364)	(5,364)
Balance at December 31, 2013	14,519,605	14,520	30,101,069	(8,159,164)	(487,393)	1,853,973	(5,338,560)	16,130,472
Net income	-	-	-	724,569	-	-	-	724,569
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(78,445)	-	-	(78,445)
Total comprehensive income								646,124
Common stock issued to consultant	153,478	153	176,346	-	-	-	-	176,499
Stock-based compensation	-	-	46,370	-	-	-	-	46,370
Expired stock options & warrants; deferred tax effect	-	-	(2,187)	-	-	-	-	(2,187)
Balance at December 31, 2014	14,673,083	$14,673	$30,321,598	$(7,434,595)	$(565,838)	1,853,973	$(5,338,560)	$16,997,278

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2014	2013
Operating activities
Net income	$724,569	$776,590
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	961,731	952,660
Stock-based compensation	46,370	41,745
Non-cash life insurance policy accretion	(91,932)	(68,093)
Contribution of treasury shares to ESOP	-	125,000
Deferred income taxes	(615,000)	(137,000)
Foreign currency transaction (gain)/loss	136,999	126,188
(Increase) decrease in accounts receivable and accounts due from employees and distributors	(117,064)	84,248
(Increase) decrease in inventories	(76,392)	(3,500)
(Increase) decrease in refundable income taxes	(257,533)	11,151
(Increase) decrease in prepaid expenses and other current assets	28,130	(23,393)
(Increase) decrease in other assets	(18,159)	(71,748)
Increase (decrease) in income taxes payable	(199,558)	199,558
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	(913,885)	508,761
Net cash (used in) provided by operating activities	(391,724)	2,522,167

Investing activities
Proceeds from sale of property, plant, and equipment	1,186	3,231
Purchase of property, plant, and equipment	(909,403)	(382,580)
Payments received on distributor note receivable	91,219	78,954
Acquisition of lunasin technology license	-	(1,150,000)
Payment of life insurance premiums	(252,250)	(252,250)
Net cash used in investing activities	(1,069,248)	(1,702,645)

Financing activities
Proceeds from revolving line of credit borrowings	500,000	1,150,000
Principal payments on long-term borrowings	(633,257)	(630,246)
Common stock dividends paid	-	(378,576)
Proceeds from warrants exercised	-	13,668
Purchase of stock for treasury	-	(5,364)
Net cash (used in) provided by financing activities	(133,257)	149,482
Effect of exchange rate changes on cash and cash equivalents	(73,177)	(113,248)
Increase (decrease) in cash and cash equivalents	(1,667,406)	855,756
Cash and cash equivalents at beginning of year	6,656,798	5,801,042
Cash and cash equivalents at end of year	$4,989,392	$6,656,798

F-6

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$82,768	$74,767

Income taxes	$320,000	$579,000

Noncash investing and financing transactions:
Obligation for acquisition of lunasin technology license	$-	$850,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv’ International, Inc. (the Company) produces a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management, and sports nutrition. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Austria, Canada, France, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore, and the United Kingdom.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Transaction losses were $136,999 and $126,188 for 2014 and 2013, respectively.

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

Actual and estimated sales returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2014 and 2013, total returns as a percent of net sales were approximately 0.25 % and 0.57%, respectively.

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

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $19,400 and $191,800 of advertising expense in 2014 and 2013, respectively.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $618,000 and $565,000 in 2014 and 2013, respectively.

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

Intangible assets estimated to have finite estimable lives are amortized over their estimated economic life under the straight-line method; such method correlates to management’s estimate of the assets’ economic benefit. Based on management’s estimates at origination, these lives range from two to seventeen years. Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of net income and comprehensive income. As of December 31, 2014, remaining lives of intangible assets range from two to sixteen years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Standards Pending Adoption

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing U.S. GAAP revenue recognition guidance and becomes effective for the Company on January 1, 2017. Early application is not permitted. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures, as well as its adoption of either the retrospective or modified retrospective transition method.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and provide related disclosures. The new standard will be effective for the Company for the annual reporting period ending December 31, 2016, with early adoption permitted. This standard is not currently expected to have a material effect on the Company’s financial statement disclosures upon adoption, though the ultimate impact will be dependent on the Company’s financial condition and expected operating outlook at such time.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2014 and 2013, consist of the following:

	2014	2013

Land and land improvements	$883,563	$883,563
Building	9,966,748	9,945,187
Machinery and equipment	4,355,040	3,785,949
Office equipment	1,235,192	1,236,303
Computer equipment and software	2,505,229	2,690,294
	18,945,772	18,541,296
Less accumulated depreciation	12,019,802	11,805,877
	$6,925,970	$6,735,419

For the years ended December 31, 2014 and 2013, depreciation expense was $691,603 and $750,267, respectively.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and 2013, consist of the following:

	2014	2013

Trade payables	$2,026,198	$2,968,814
Distributors' commissions	1,753,908	2,033,727
Sales taxes	292,188	311,049
Payroll, payroll taxes, and incentive compensation	1,114,763	555,193
	$5,187,057	$5,868,783

4. Amortizable Intangible Assets

The Company had amortizable intangible assets as follows as of December 31, 2014 and 2013:

			Accumulated
	Gross Carrying Amount		Amortization
	2014	2013	2014	2013

Distributorship and related agreements	$2,060,000	$2,060,000	$924,385	$770,375
Lunasin technology license	1,954,661	1,954,661	164,501	48,383
	$4,014,661	$4,014,661	$1,088,886	$818,758

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Amortizable Intangible Assets (continued)

Amortization expense for intangible assets totaled $270,128 and $202,393 in 2014 and 2013, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2015	$270,000
2016	255,000
2017	226,000
2018	226,000
2019	226,000

5. Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at December 31, 2014 and 2013 were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

December 31, 2014
Long-term debt	$4,244,690	$4,244,690	-	$4,244,690	-
Note receivable	1,829,827	2,098,000	-	2,098,000
Marketable securities	284,000	284,000	$284,000	-	-

December 31, 2013
Long-term debt	$4,362,611	$4,362,611	-	$4,362,611
Note receivable	1,921,046	2,365,000	-	2,365,000	-
Marketable securities	278,000	278,000	$278,000	-	-

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Fair Value of Financial Instruments (continued)

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Long-term debt: The fair value of the Company’s term and revolver loans approximate carrying value as these loans have variable market-based interest rates that reset every thirty days. The fair value of the Company’s obligation for the acquisition of its lunasin technology license approximates carrying value as this obligation is a zero-interest based obligation discounted utilizing an interest rate factor comparable to the Company’s market-based interest rate of its term and revolver loans.

Note receivable: The Company’s note receivable is a variable rate residential mortgage-based financial instrument. An average of published interest rate quotes for a fifteen-year residential jumbo mortgage, a comparable financial instrument, was used to estimate fair value of this note receivable under a discounted cash flow model.

Marketable securities: The assets (trading securities) of the Company’s Supplemental Executive Retirement Plan are recorded at fair value on a recurring basis, and are presented within Other Assets in the consolidated balance sheets.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

6. Debt

Debt at December 31, 2014 and 2013 consists of the following:

	2014	2013

Term loan	$3,067,442	$2,400,697
Revolving line of credit	500,000	1,150,000
Obligation for acquisition of technology license, net	677,248	811,914
	4,244,690	4,362,611
Less current maturities	697,423	581,004
Long-term portion	$3,547,267	$3,781,607

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Principal maturities of debt at December 31, 2014, are as follows:

2015	$697,423
2016	3,320,019
2017	227,248
2018	-
2019	-
Thereafter	-
$4,244,690

Revolving loan agreements

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

On February 28, 2014, the Company and its primary lender amended the revolving line of credit agreement and the term loan agreement (collectively, the “Credit Agreement”). As part of the amendment, the $5 million revolving line of credit agreement was extended to July 1, 2016 and the outstanding revolving loan balance of $1.15 million was re-financed into the term loan balance.

In September 2014, the Company borrowed $500,000 under its revolving line of credit to finance the purchase of machinery and equipment. On October 29, 2014, in conjunction with its amendment to the Credit Agreement, the Company and its primary lender amended the maximum borrowing capacity of the revolving line of credit from $5 million to $3.5 million. At December 31, 2014, the revolver’s interest rate was 2.008% and $3 million remains available for additional borrowings under the revolving line of credit.

Term Loan

On September 30, 2012, the Company re-financed a prior loan agreement with its primary lender. The 2012 re-financed term loan was for a period of thirty-eight months with interest accruing at a floating interest rate based on the 30-day LIBOR plus 2%. Monthly principal and interest payments were based on approximately a seven-year amortization with the aggregate outstanding balance of principal and interest due and payable on November 30, 2015.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Term Loan (continued)

On February 28, 2014, the Company re-financed the 2012 term loan agreement and its revolving line of credit agreement with its primary lender. The 2014 re-financed term loan is for a period of twenty-eight months with the same floating interest rate pricing as the 2012 term loan. The total borrowings on the new 2014 term loan was approximately $3.5 million and consisted of the summation of the outstanding balance of the 2012 term loan plus the February 28, 2014 revolving line of credit loan balance of $1.15 million. Monthly term loan payments consist of principal of $41,452 plus interest with a balloon payment for the outstanding balance due and payable on July 1, 2016. At December 31, 2014, the term loan’s interest rate was 2.158%.

The Credit Agreement is secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company’s headquarters. The Credit Agreement also includes loan covenants requiring the Company to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed fixed charges by a ratio of at least 1.15 to 1. Fixed charges, as defined, include unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations. At September 30, 2014, the Company’s fixed charge coverage ratio was less than the loan covenant’s minimum ratio of 1.15 to 1. On October 29, 2014, the Company and its primary lender agreed to amend the Credit Agreement whereby the primary lender waived the Company’s non-compliance with the fixed charge coverage ratio for the September 30, 2014 reporting period.

In addition to the aforementioned loan covenant waiver and the reduction in the maximum borrowing capacity of the revolver, the October 29, 2014 amendment restricts the Company from the declaration and cash payment of common stock dividends and the repurchase of company common stock.

At December 31, 2014, the Company’s fixed charge coverage ratio was less than the loan covenant’s minimum ratio of 1.15 to 1. On February 27, 2015, the Company’s primary lender waived the Company’s non-compliance with the fixed charge coverage ratio for the December 31, 2014 reporting period. On March 3, 2015, the Company and its primary lender entered into the Second Amendment to the Credit Agreement whereby the parties agreed to adjust the minimum fixed coverage ratio to 1.0 for the March 31, 2015 reporting period, only. Quarterly loan covenant reporting periods subsequent to March 31, 2015 remain at a minimum fixed coverage ratio of 1.15 to 1.0.

In addition, the Second Amendment revises the net tangible worth covenant to a covenant minimum of $9.5 million and re-defines net tangible worth as actual stockholders’ equity reduced by the sum of net intangible assets, accounts due from employees and distributors, and note receivable due from distributor.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Obligation for Acquisition of Technology License, net

In July 2013, a newly-formed, wholly-owned subsidiary of the Company entered into a Technology License Agreement (TLA) with a privately-held company. The TLA provides the Company the exclusive license for certain intellectual property related to the nutritional ingredient lunasin and other soy-related peptides and proteins. In consideration for the TLA, the Company agreed to pay the licensor a purchase price of $2 million; $1.15 million paid at closing, with the remaining obligation (non-interest bearing) paid over the next four years in a series of annual payments ranging from $150,000 to $250,000 as stated in the agreement. Subject to certain minimum and maximum thresholds, the Company may also pay the licensor royalties of 5% of sales during the first five years of the TLA and royalties ranging from 1% to 3% of sales during the remaining life of the TLA. As of December 31, 2014, management’s estimate of earned but unpaid royalties is zero. The Company has accounted for the TLA as an asset purchase acquisition consisting of a long-term finite-lived asset to be amortized over the life of the associated intellectual property (approximately seventeen years at origination).

7. Stockholders’ Equity

Stock Options

Incentive Stock Plans

The Company sponsors two incentive stock plans (a “2014 Plan” and a “2009 Plan”) each allowing for a maximum of 1,000,000 shares to be granted in the form of either incentive stock options, non-qualified stock options, restricted stock awards, or unrestricted stock awards. Employees, directors, advisors, and consultants of the Company are eligible to receive the grants. These plans have been approved by the stockholders of the Company. The Compensation Committee of the Board of Directors administers the plans.

The 2014 Plan and the 2009 Plan provide that options may be issued under the plan(s) at an option price not less than fair market value of the stock at the time the option is granted. Under these plans, restricted stock of the Company may be granted at no cost to the grantee. The grantees are entitled to dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period. In addition, the committee may grant or sell unrestricted stock at a purchase price to be determined by the committee.

Vesting terms and restrictions, if applicable, under the plans, are set by the committee and will be 10 years or less. The 2014 Plan expires in 2024 and the 2009 Plan expires in 2019. As of December 31, 2014, there have not been any awards under the 2014 Plan.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

In March 2013, under the 2009 Plan, the Company issued performance-based stock option grants totaling 230,000 shares. These option grants have an exercise price of $1.17 per share with a five-year term. The options’ vesting provisions are contingent upon the Company achieving certain financial performance measurements. The aggregate estimated compensation cost related to the performance based options is $110,400; however, recognition is contingent upon performance vesting. The grant-date fair value of the options was $0.48 per share and was determined using a binomial lattice option pricing model using an average risk-free rate of 0.90%, an average dividend yield of 1.60%, and an average volatility of 52.7%.

Compensation cost for all of the stock option plans was approximately $32,737 ($32,000 net of tax) and $36,772 ($35,000 net of tax) for the years ended December 31, 2014 and 2013, respectively, and has been recorded in selling, general, and administrative expense. As of December 31, 2014, the total remaining unrecognized compensation cost related to the non-vested portion of time vesting stock options totaled $60,000 ($58,000 net of tax), which will be amortized over the weighted remaining requisite service period of two years.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2014		2013
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	1,465,000	$3.42	1,313,500	$3.95
Granted	-		230,000	1.17
Exercised	-		-
Expired and forfeited	(83,000)	2.40	(78,500)	5.57
Outstanding at end of year	1,382,000	$3.49	1,465,000	$3.42

Exercisable at end of year	608,000	$6.39	555,500	$7.05

	As of December 31, 2014
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

$1.17	202,000	3.17	$1.17	-	-	$-
$1.20 - $1.32	715,000	2.00	1.22	143,000	2.00	1.23
$7.92	435,000	0.01	7.92	435,000	0.01	7.92
$8.68	30,000	0.79	8.68	30,000	0.79	8.68
$1.17 - $8.68	1,382,000	1.52	$3.49	608,000	0.52	$6.39

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options (continued)

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2014 was $-0-. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

For the years ended December 31, 2014 and 2013, no stock options were exercised.

Distributor Stock Purchase Plan

In July 2009, the Company established a Distributor Stock Purchase Plan (2009 Plan) which replaced a similar plan which had expired. Since inception, a total of 68,263 warrants have been issued under the 2009 Plan.

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

The Company records expense under the fair value method for warrants granted to distributors. Total expense recorded for these warrants was $13,633 and $4,973 in 2014 and 2013, respectively.

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2014	2013

Expected warrant life (years)	3.0	3.0
Risk-free weighted average interest rate	1.10%	0.78%
Stock price volatility	64.1%	62.8%
Dividend yield	0.0%	0.8%

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2014		2013
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	37,987	$1.76	41,827	$1.49
Granted	11,192	1.17	12,065	2.81
Exercised	-		(7,789)	1.76
Expired	(14,154)	1.23	(8,116)	1.94
Outstanding at end of year	35,025	$1.78	37,987	$1.76

Exercisable at end of year	35,025		37,987

	As of December 31, 2014
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.17	11,192	3.00	$1.17	11,192	$1.17
$1.31	11,768	1.00	1.31	11,768	1.31
$2.81	12,065	2.00	2.81	12,065	2.81
$1.17 - $2.81	35,025	1.98	$1.78	35,025	$1.78

The intrinsic value for stock warrants outstanding at December 31, 2014 was $-0-. A summary of the total intrinsic value, actual tax benefit realized, and cash received for stock warrants exercised for the years ended December 31 follows:

	Year ended December 31
	2014	2013

Stock Warrants Exercised:
Intrinsic value	$-	$9,548
Actual tax benefit realized	-	2,045
Cash received	-	13,668

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Other equity transaction

For the years ended December 31, 2014 and 2013, the Company recorded expense and a corresponding liability for certain consulting services of $70,499 and $106,000, respectively. In December 2014, based upon the fair market value of the Company’s common stock on issuance date, the Company issued 153,478 shares of Company common stock at a fair market value of $176,499 to this consultant for services rendered.

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31
	2014	2013
Numerator:
Net income	$724,569	$776,590
Denominator:
Denominator for basic earnings per share – weighted average shares	12,666,000	12,619,000

Dilutive effect of employee stock options and other warrants	145,000	197,000

Denominator for diluted earnings per share – adjusted weighted average shares	12,811,000	12,816,000

Basic earnings per share	$0.06	$0.06
Diluted earnings per share	$0.06	$0.06

For the years ended December 31, 2014 and 2013, options and warrants totaling 1,036,565 and 1,099,565, respectively, shares of common stock were not included in the denominator for diluted earnings per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2014:

2015	$378,841
2016	218,665
2017	150,478
2018	34,764
2019	10,272
Thereafter	5,136
$798,156

Rent expense for operating leases was $471,066 and $479,862 for the years ended December 31, 2014 and 2013, respectively.

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

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In February 2013, while retaining the Company’s right to require Borrower’s compliance with the LMA’s terms, the Company and the Borrower agreed to a verbal modification in the payment schedule in which the Company agreed to accept monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,829,827 and $1,921,046 as of December 31, 2014 and 2013, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes

Compenents of income (loss) before income taxes:	Year ended December 31
	2014	2013

United States	$49,757	$2,974,655
Foreign	(73,188)	(1,543,065)
	$(23,431)	$1,431,590

Compenents of provision (benefit) for income taxes:	Year ended December 31
	2014	2013
Current:
Federal	$(37,000)	$652,000
State	(122,000)	117,000
Foreign	26,000	23,000
Total current	(133,000)	792,000

Deferred:
Federal	131,000	(126,000)
State	24,000	(23,000)
Foreign	(770,000)	12,000
Total deferred	(615,000)	(137,000)
	$(748,000)	$655,000

The provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

	Year ended December 31
	2014	2013

Income taxes at U.S. statutory rate	$(8,000)	$487,000
State income taxes, net of federal benefit	19,000	70,000
Higher/(lower) effective taxes on earnings in foreign countries	37,000	116,000
Foreign corporate income taxes	14,000	35,000
Nondeductible meals and entertainment expense	23,000	27,000
Qualified production activities income - AJCA	-	(52,000)
State tax planning strategy	(97,000)	-
Release of valuation allowance, net	(714,000)	-
Other	(22,000)	(28,000)
	$(748,000)	$655,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The Company has a deferred tax asset of $3,147,000 as of December 31, 2014, and $3,640,000 as of December 31, 2013, relating to foreign net operating loss carryforwards (NOLs) in various jurisdictions which expire in a range of years from one to unlimited. In 2014, the Company recorded a net income tax benefit of $758,000 due to a reduction of the valuation allowance related to deferred tax assets for net operating losses of approximately $3.6 million in the Company’s United Kingdom subsidiary. Based on management’s assessment, the Company reduced the United Kingdom’s NOL valuation allowance because the weight of evidence regarding the future realizability of the deferred tax assets had become predominantly positive and realization of the deferred tax assets was more likely than not. The positive evidence considered primarily related to three years of consistent profitability while the only negative evidence was historical losses prior to 2012 for this subsidiary. The additional change in the valuation allowance balance presented below represents the impact from foreign currency translation.

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2014 and 2013, are as follows:

	2014	2013
Deferred tax assets:
Product refund reserve	$13,000	$26,000
Inventory obsolescence reserve	24,000	28,000
Vacation accrual	17,000	28,000
Stock-based compensation	10,000	6,000
Organization costs	208,000	207,000
Deferred compensation	98,000	284,000
Miscellaneous accrued expenses	8,000	16,000
Foreign net operating loss carryforwards	3,147,000	3,640,000
Valuation allowance - NOL carryforwards	(2,432,000)	(3,640,000)
	1,093,000	595,000
Deferred tax liabilities:
Depreciation and amortization	213,000	272,000
Foreign currency exchange	133,000	141,000
	346,000	413,000
Net deferred tax assets (liabilities)	$747,000	$182,000

Reported as:
Current deferred tax assets	$61,000	$309,000
Non-current deferred tax assets	686,000	-
Non-current deferred tax liabilities	-	127,000
Net deferred tax assets	$747,000	$182,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

Through December 31, 2014, the cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $57,000 as the Company plans to indefinitely reinvest these earnings outside the United States.

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

At December 31, 2014 and 2013, the Company had $48,000 and $91,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount of 48,000 would impact the effective income tax rate if recognized.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Beginning balance as of January 1, 2013	$56,000
Settlements and effective settlements with tax authorities	-
Lapse of statute of limitations	(7,000)
Increases in balances related to tax positions taken during prior periods	40,000
Decreases in balances related to tax positions taken during prior periods	(11,000)
Increases in balances related to tax positions taken during current period	13,000
Balance as of December 31, 2013	$91,000

Settlements and effective settlements with tax authorities	-
Lapse of statute of limitations	(6,000)
Increases in balances related to tax positions taken during prior periods	-
Decreases in balances related to tax positions taken during prior periods	(46,000)
Increases in balances related to tax positions taken during current period	9,000
Balance as of December 31, 2014	$48,000

The Company’s unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2010 and concluded years through 2010 with its primary state jurisdiction.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency’s administrative judicial resolution process. As of December 31, 2014, management’s estimated reserve (net of deposits) for this matter is approximately $122,000.

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan. The Company matched a percentage of the employee’s contribution at a rate of 25% for 2013 and the first nine months of 2014 and at a rate of 10% for the last 3 months of 2014. Company contributions under the 401(k) plan totaled $98,300 and $144,600 in 2014 and 2013, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. In 2014, the Company elected to not make a contribution to the ESOP. In 2013, the Company’s contribution consisted of shares of common stock from treasury measured by the fair value of the stock on date of contribution. Company contributions under the ESOP plan totaled approximately $-0- and $125,000 for each of the years ended December 31, 2014 and 2013, respectively.

13. Incentive Compensation Plans

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan. This new plan was effective for fiscal year 2007 and replaced a previous plan. Under the plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal years 2014 and 2013, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 16% of the Company’s Income from Operations. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors.

The Company expensed a total of $89,000 and $286,000 to the participants of the bonus pool for 2014 and 2013, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans (continued)

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. In the fourth quarter of 2012, the subsidiary’s 24-month financial performance became positive, and remained positive throughout 2013 and 2014, resulting in the recognition of compensation expense of $137,000 and $440,500 for 2014 and 2013, respectively, as presented within Selling, General, and Administrative in the accompanying consolidated statements of net income and comprehensive income. At December 31, 2013, accrued compensation was $529,000 and was included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets.

Beginning April 2015, the Company may exercise a call option on one or more of the manager’s incentive amount; redeeming such amount in cash or a combination of cash and the Company’s common stock, depending upon the amount of the vested incentive. At December 31, 2014, it is management’s estimate that it will exercise within one year the Company’s call option for all of the vested incentive balance at time of exercise. Accordingly, the December 31, 2014, accrued incentive compensation of $666,000 was presented in “Payroll, Payroll Taxes, and Incentive Compensation Payable”, a component of Accounts Payable and Accrued Expenses, as presented in the accompanying consolidated balance sheets.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2014 and 2013, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant. At December 31, 2014 and 2013, SERP assets were $284,000 and $278,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2014 and 2013, SERP liabilities were $288,000 and $287,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets. The changes in the balances of SERP assets and SERP liabilities during 2014 and 2013 were due to net realized and unrealized investment gains/losses incurred by the plan.

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

Geographic area data for the years ended December 31, 2014 and 2013 follow:

	2014	2013

Net sales to external customers
United States	$43,323,190	$53,650,647
Australia/New Zealand	1,641,492	1,858,983
Canada	1,367,294	1,776,375
Mexico	796,208	977,358
Europe (1)	8,300,520	7,953,221
Asia (2)	1,916,255	1,990,154
Total net sales	$57,344,959	$68,206,738

Assets by area
United States	$22,414,373	$22,966,040
Australia/New Zealand	609,933	807,336
Canada	485,544	753,035
Mexico	456,601	531,854
Europe (1)	2,244,738	1,665,194
Asia (2)	636,621	875,292
Total consolidated assets	$26,847,810	$27,598,751

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, and Indonesia.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Segment Information (continued)

Description of Products and Services by Segment (continued)

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2014 and 2013, follow:

	2014	2013

Net sales by product category
Nutritional and dietary supplements	$51,144,929	$60,049,651
Skin care products	344,325	417,688
Sales aids and other	1,413,000	1,912,111
Handling & freight income	4,442,705	5,827,288
Total net sales	$57,344,959	$68,206,738

