Form 10-Q
period 2015-03-31
RELIV INTERNATIONAL INC
filed 2015-05-15
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2015 was 12,819,110 (excluding treasury shares).

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31	December 31
	2015	2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,845,823	$4,989,392
Accounts receivable, less allowances of
$25,600 in 2015 and $26,300 in 2014	170,652	265,530
Accounts and note due from employees and distributors	121,290	121,208
Inventories
Finished goods	3,487,752	3,782,171
Raw materials	1,582,605	1,216,031
Sales aids and promotional materials	161,999	179,263
Total inventories	5,232,356	5,177,465

Refundable income taxes	126,619	257,577
Prepaid expenses and other current assets	963,772	661,038
Deferred income taxes	67,000	61,000
Total current assets	12,527,512	11,533,210

Other assets	306,562	295,929
Cash surrender value of life insurance	2,773,016	2,747,944
Note receivable due from distributor	1,707,852	1,732,982
Deferred income taxes	598,000	686,000
Intangible assets, net	2,858,243	2,925,775

Property, plant and equipment:
Land and land improvements	883,563	883,563
Building	9,967,154	9,966,748
Machinery & equipment	4,361,357	4,355,040
Office equipment	1,222,781	1,235,192
Computer equipment & software	2,549,257	2,505,229
	18,984,112	18,945,772
Less: Accumulated depreciation	12,132,088	12,019,802
Net property, plant and equipment	6,852,024	6,925,970

Total assets	$27,623,209	$26,847,810

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and stockholders' equity

	March 31	December 31
	2015	2014
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$3,005,527	$2,026,198
Distributors' commissions payable	1,822,888	1,753,908
Sales taxes payable	241,664	292,188
Payroll, payroll taxes, and incentive compensation payable	899,654	1,114,763
Total accounts payable and accrued expenses	5,969,733	5,187,057

Current maturities of long-term debt	697,423	697,423
Total current liabilities	6,667,156	5,884,480

Noncurrent liabilities:
Revolving line of credit	500,000	500,000
Long-term debt, less current maturities	2,926,317	3,047,267
Other noncurrent liabilities	429,814	418,785
Total noncurrent liabilities	3,856,131	3,966,052

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2015 and 2014	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,673,083 shares issued and 12,819,110
shares outstanding as of 3/31/2015; 14,673,083 shares
issued and 12,819,110 shares outstanding as of 12/31/2014	14,673	14,673
Additional paid-in capital	30,331,182	30,321,598
Accumulated deficit	(7,318,148)	(7,434,595)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(589,225)	(565,838)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	17,099,922	16,997,278

Total liabilities and stockholders' equity	$27,623,209	$26,847,810

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended March 31
	2015	2014

Product sales	$13,708,123	$13,305,781
Handling & freight income	1,126,240	1,159,108

Net sales	14,834,363	14,464,889

Costs and expenses:
Cost of products sold	2,994,949	2,886,851
Distributor royalties and commissions	5,280,747	5,207,287
Selling, general and administrative	6,129,949	6,540,867

Total costs and expenses	14,405,645	14,635,005

Income (loss) from operations	428,718	(170,116)

Other income (expense):
Interest income	30,382	36,124
Interest expense	(23,939)	(24,268)
Other income / (expense)	(170,714)	(24,690)

Income (loss) before income taxes	264,447	(182,950)
Provision (benefit) for income taxes	148,000	(32,000)

Net income (loss)	$116,447	($150,950)

Other comprehensive income (loss):
Foreign currency translation adjustment	(23,387)	32,743

Comprehensive income (loss)	$93,060	($118,207)

Earnings (loss) per common share - Basic	$0.01	($0.01)
Weighted average shares	12,819,000	12,666,000

Earnings (loss) per common share - Diluted	$0.01	($0.01)
Weighted average shares	12,822,000	12,666,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three months ended March 31
	2015	2014

Operating activities:
Net income (loss)	$116,447	($150,950)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	255,382	242,067
Stock-based compensation	9,583	12,059
Non-cash life insurance policy accretion	(25,072)	(22,083)
Deferred income taxes	18,000	(32,000)
Foreign currency transaction (gain)/loss	145,311	28,597
(Increase) decrease in accounts receivable and accounts due
from employees and distributors	92,150	3,062
(Increase) decrease in inventories	(127,096)	(563,699)
(Increase) decrease in refundable income taxes	130,978	(35,857)
(Increase) decrease in prepaid expenses
and other current assets	(308,882)	(481,735)
(Increase) decrease in other assets	(10,633)	(7,236)
Increase (decrease) in income taxes payable	-	(199,558)
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	849,385	(178,684)

Net cash provided by (used in) operating activities	1,145,553	(1,386,017)

Investing activities:
Proceeds from the sale of property, plant and equipment	5,657	87
Purchase of property, plant and equipment	(127,561)	(53,831)
Payments received on distributor note receivable	23,671	22,295
Payment of life insurance premiums	-	(252,250)

Net cash used in investing activities	(98,233)	(283,699)

Financing activities:
Principal payments on long-term borrowings	(124,356)	(110,190)

Net cash used in financing activities	(124,356)	(110,190)

Effect of exchange rate changes on cash and cash equivalents	(66,533)	5,636

Increase (decrease) in cash and cash equivalents	856,431	(1,774,270)

Cash and cash equivalents at beginning of period	4,989,392	6,656,798

Cash and cash equivalents at end of period	$5,845,823	$4,882,528

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Note 1--	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2014, filed March 24, 2015 with the Securities and Exchange Commission.

Certain reclassifications have been made to 2014 year amounts within the condensed consolidated statements of cash flows in order to conform to the current year presentation.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31
	2015	2014
Numerator:
Net income (loss)	$116,447	($150,950)

Denominator:
Denominator for basic earnings (loss) per
share--weighted average shares	12,819,000	12,666,000
Dilutive effect of employee stock options
and other warrants	3,000	-

Denominator for diluted earnings (loss) per
share--adjusted weighted average shares	12,822,000	12,666,000

Basic earnings (loss) per share	$0.01	($0.01)
Diluted earnings (loss) per share	$0.01	($0.01)

Option and warrants to purchase 1,622,525 shares and 1,502,987 shares of common stock for the three months March 31, 2015 and 2014, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

March 31, 2015

Long-term debt	$4,123,740	$4,123,740	-	$4,123,740	-
Note receivable	1,806,157	2,071,000	-	2,071,000	-
Marketable securities	295,000	295,000	$295,000	-	-

December 31, 2014

Long-term debt	$4,244,690	$4,244,690	-	$4,244,690	-
Note receivable	1,829,827	2,098,000	-	2,098,000	-
Marketable securities	284,000	284,000	$284,000	-	-

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

Note 4--	Debt

	March 31	December 31
	2015	2014

Term loan	$2,943,086	$3,067,442
Revolving line of credit	500,000	500,000
Obligation for acquisition of technology license, net	680,654	677,248
	4,123,740	4,244,690
Less current maturities	697,423	697,423
Total long-term debt	$3,426,317	$3,547,267

Principal maturities of debt at March 31, 2015 are as follows:

Twelve months ending March 31,
2016	$697,423
2017	3,195,663
2018	230,654
2019	-
2020	-
Thereafter	-
$4,123,740

The Company has outstanding borrowings from its primary lender under a revolving line of credit agreement and a term loan agreement (collectively, "Credit Agreement"). As amended, the $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 1.85%. As of March 31, 2015, the revolver's interest rate was 2.023% and $3.0 million remains available for additional borrowings under the revolving line of credit.

As amended, the term loan agreement requires monthly term loan payments consisting of principal of $41,452 plus interest with a balloon payment for the outstanding balance due and payable on July 1, 2016. The term loan's interest rate is based on the 30-day LIBOR plus 2.0% and was 2.173% at March 31, 2015.

As amended in 2014 and on March 4, 2015, borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters. The amended Credit Agreement restricts the Company from the declaration and cash payment of common stock dividends and the repurchase of company common stock.

A loan covenant under the amended Credit Agreement requires the Company to maintain a fixed charge coverage ratio in which EBITDA adjusted for certain non-cash expenses shall exceed fixed charges by a ratio of 1.0 to 1 at March 31, 2015 and a ratio of 1.15 to 1 for all subsequent quarterly reporting periods. Fixed charges, as defined, include unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations.

The amended Credit Agreement also includes a loan covenant which requires the Company to maintain net tangible worth of not less than $9.5 million. Net tangible worth is defined as actual stockholders' equity reduced by the sum of net intangible assets, accounts due from employees and distributors, and note receivable due from distributor. At March 31, 2015, the Company was in compliance with its loan covenants.

Note 5--	Long-Term Incentive Compensation Plan

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, can increase or decrease each quarter in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. For the three months ended March 31, 2015 and 2014, decreases in compensation expense associated with this incentive plan were $(74,300) and $(12,000), respectively. This decrease to compensation expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income (loss) and comprehensive income (loss). At March 31, 2015 and December 31, 2014, accrued compensation for this incentive plan was $591,700 and $666,000, respectively, and was presented in "Payroll, Payroll Taxes, and Incentive Compensation Payable" in the accompanying condensed consolidated balance sheets.

Beginning April 2015, the Company may exercise a call option on one or more of the managers' incentive amount; redeeming such amount in cash or a combination of cash and the Company's common stock, depending upon the amount of the vested incentive. On April 1, 2015, the incentive amount became 100% vested, and concurrently, each of the subsidiary's senior managers exercised 100% of his/her put option. The managers' exercise of their incentive and related payout will be recorded in the Company's second quarter 2015 condensed consolidated financial statements.

Note 6--	Taxes

The interim financial statement provision for income taxes (benefit) is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Three months ended March 31
	2015	2014

Income taxes (benefit) at U.S. statutory rate	$90,000	($62,000)
State income taxes, net of federal benefit	14,000	18,000
Higher / (lower) effective taxes on earnings/losses
in certain foreign countries	11,000	6,000
Foreign corporate income taxes	27,000	(5,000)
Other, net	6,000	11,000

	$148,000	($32,000)

One of the company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of March 31, 2015 and December 31, 2014, management's estimated reserve (net of deposits) for this matter is approximately $128,000 and $122,000, respectively. There has been no change in this matter during the first three months of 2015.

Note 7--	Recent Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The original standard was effective for fiscal years beginning after December 15, 2016; however, in April 2015, the FASB proposd a a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The new standard permits the use of either the retrospective or modified retrospective transition method. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures, as well its planned transition method.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and an all-natural sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 77.4% of worldwide net sales for the three months ended March 31, 2015 and 73.9% of worldwide net sales for the three months ended March 31, 2014. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2015, consisted of approximately 47,960 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors based on products sold in their downline organization. Based on our distributor agreements, these expenses have typically approximated 23% of sales at suggested retail. Wholesale pricing discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which is approximately 90% of the retail price of each product. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.

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

Results of Operations

Net Sales. Overall net sales increased by 2.6% in the three months ended March 31, 2015 compared to the same period in 2014. During the first quarter of 2015 (“Q1 2015”), sales in the United States increased by 7.4%, and international sales decreased by 11.1% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus all of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 3.1%.

     The following table summarizes net sales by geographic market for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015		2014		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$11,480	77.4%	$10,693	73.9%	$787	7.4%
Australia/New Zealand	372	2.5	432	3.0	(60)	(13.9)
Canada	433	2.9	290	2.0	143	49.3
Mexico	197	1.3	224	1.5	(27)	(12.1)
Europe	1,793	12.1	2,329	16.1	(536)	(23.0)
Asia	559	3.8	497	3.5	62	12.5
Consolidated total	$14,834	100.0%	$14,465	100.0%	$369	2.6%

The following table sets forth, as of March 31, 2015 and 2014, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. The active distributor count for Europe includes our preferred customers in France. This program began in mid-2013 and the Europe active distributor count as of March 31, 2015 and 2014 includes 3,185 and 2,120 preferred customers, respectively.

	March 31, 2015		March 31, 2014		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above
United States	34,570	4,080	38,290	4,980	(9.7)%	(18.1)%
Australia/New Zealand	1,260	120	1,440	150	(12.5)	(20.0)
Canada	1,250	210	1,280	230	(2.3)	(8.7)
Mexico	1,150	90	1,170	140	(1.7)	(35.7)
Europe	7,490	640	7,790	820	(3.9)	(22.0)
Asia	2,240	230	2,650	310	(15.5)	(25.8)
Consolidated total	47,960	5,370	52,620	6,630	(8.9)%	(19.0)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total

Sales in Q1 2015 in USD (in 000's)	$11,480	$372	$433	$197	$1,793	$559	$3,354

% change in sales-Q1 2015 vs. Q1 2014:
in USD	7.4%	-13.9%	49.3%	-12.1%	-23.0%	12.5%	-11.1%
due to currency fluctuation	-	-11.3%	-18.2%	-11.7%	-7.1%	-1.7%	-8.0%
Sales in local currency	7.4%	-2.6%	67.5%	-0.4%	-15.9%	14.2%	-3.1%

# of new distributors-Q1 2015 (1)	2,212	60	139	164	1,050	324	1,737
# of new distributors-Q1 2014	1,956	82	68	170	1,461	177	1,958
% change	13.1%	-26.8%	104.4%	-3.5%	-28.1%	83.1%	-11.3%

# of new Master Affiliates-Q1 2015	366	11	28	8	70	36	153
# of new Master Affiliates-Q1 2014	236	9	16	21	139	14	199
% change	55.1%	22.2%	75.0%	-61.9%	-49.6%	157.1%	-23.1%

# of Product orders-Q1 2015	44,472	2,090	1,364	1,043	6,667	2,848	14,012
# of Product orders-Q1 2014	46,444	2,182	1,106	1,005	7,155	3,565	15,013
% change	-4.2%	-4.2%	23.3%	3.8%	-6.8%	-20.1%	-6.7%

(1) The new distributor totals in Europe for Q1 2015 and Q1 2014 include 664 and 557, respectively, new preferred customers in France.

United States

•	Net sales improved in the United States in Q1 2015 compared to the prior-year quarter. Sales in the first quarter of 2014 were negatively impacted by a shift in sales into the fourth quarter of 2013 from the first quarter of 2014 due to a promotion in late 2013.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, constituted 18.6% and 14.9% of net sales in the United States, respectively, in Q1 2015 as our marketing focuses on these two products.
•	Distributor enrollments and new Master Affiliate qualifications increased by 13.1% and 55.1%, respectively, in Q1 2015 as we continue to increase the focus on the business opportunity in 2015.
•	Distributor retention was 72.6% in Q1 2015 compared to 65.9% for all of 2014. Distributor retention is determined by the percentage of active distributors from 2014 that renewed their distributorships in 2015.
•	Our average order size in Q1 2015 increased by 13.2% to $359 at suggested retail value compared to the prior-year quarter. This increase is consistent with the increase in new Master Affiliate qualifications, as new Master Affiliates typically have larger average orders.

International Operations

•	The average foreign exchange rate for the U.S. dollar for Q1 2015 was stronger versus the various local currencies in which we conduct business when compared with the average exchange rates for the same period in 2014.
•	Canadian sales in Q1 2015 increased as the result of increased efforts of key distributors in the market, coupled with an increased focus on the business opportunity.
•	Sales in Europe decreased by 15.9% in local currency in Q1 2015 compared to the prior-year quarter. The decline was primarily in the UK as the result of the departure of certain key distributors.
•	Sales in Asia increased by 14.2% in local currency in Q1 2015 compared to the prior-year quarter. Sales improved in response to a trip promotion held in the region that concluded in the first quarter of 2015.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2015 and 2014. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Q1 2015		Q1 2014
	Amount	% of net sales	Amount	% of net sales

Net sales	$14,834	100.0%	$14,465	100.0%

Costs and expenses:
Cost of products sold	2,995	20.2	2,887	20.0
Distributor royalties and commissions	5,280	35.6	5,207	36.0
Selling, general and adminstrative	6,130	41.3	6,541	45.2

Income (loss) from operations	429	2.9	(170)	(1.2)
Interest income	30	0.2	36	0.3
Interest expense	(24)	(0.2)	(24)	(0.2)
Other income/(expense)	(171)	(1.1)	(25)	(0.2)

Income (loss) before income taxes	264	1.8	(183)	(1.3)
Provision (benefit) for income taxes	148	1.0	(32)	(0.3)

Net income (loss)	116	0.8%	$(151)	(1.0)%

Earnings (loss) per common share-Basic	$0.01		$(0.01)
Earnings (loss) per common share-Diluted	$0.01		$(0.01)

Cost of Products Sold:

•	Gross margins in 2015 declined slightly compared to the prior-year period. The cost of shipping distributor orders in the United States increased slightly in Q1 2015 compared to the prior-year quarter.

Distributor Royalties and Commissions:

•	The decrease in distributor royalties and commissions as a percentage of net sales for Q1 2015 compared to the prior-year period is the result of a lower payout of wholesale commissions as a percentage of net sales. The average order size of U.S. orders increased by 13.2%, indicating that distributor orders were placed at a higher discount level in the first quarter of 2015. Under our compensation plan, this results in a smaller wholesale commission payout.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $411,000 in Q1 2015 compared to the same period in 2014.
•	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $165,000 in Q1 2015, compared to the prior-year period. Salaries decreased as the result of headcount reductions in the United States in the latter half of 2014 due to attrition and a voluntary retirement incentive.

•	Other general and administrative expenses decreased by $295,000 in Q1 2015 vs. the prior-year period.
o	Consulting and legal fees decreased by $96,000 in Q1 2015 compared to the prior-year period.
o	Compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary in Q1 2015 was reduced by $62,000 compared to the valuation in the prior-year period. This incentive agreement is described in Note 5 of the Condensed Consolidated Financial Statements.
•	Sales and marketing expenses increased by $54,000 in Q1 2015 vs. 2014. Components of the increase include:
o	$103,000 increase in distributor conferences and meeting expenses. In Q1 2015, we held two regional distributor conferences, and we also resumed our quarterly Master Affiliate Training School program for distributors after a two year absence.
o	This increase was partially offset by decreases in newsletter expenses and other marketing production/development expenses.

Other Income/Expense:

•	The net expense in Q1 2015 is primarily the result of foreign currency exchange losses on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes/Benefit:

•	We reported income tax expense of $148,000 for Q1 2015, an effective rate of 56.0%.
•	In addition to the impact of state income taxes, our effective rate was higher than the U.S. statutory rate of 34% due to deferred income tax expense recognized on our income in Europe, coupled with the impact of the non-deductible operating loss in the Philippines.
•	See Note 6 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Income:

•	We returned to profitability in the first quarter of 2015 with the increase in net sales in the United States, coupled with the reduction in selling, general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2015, we generated $1.15 million of net cash from operating activities, $98,000 was used in investing activities, and we used $124,000 in financing activities. This compares to $1.39 million of net cash used in operating activities, $284,000 used in investing activities, and $110,000 used in financing activities in the same period of 2014. Cash and cash equivalents increased by $856,000 to $5.85 million as of March 31, 2015 compared to December 31, 2014.

Significant changes in working capital items consisted of an increase in inventory of $127,000, an increase in prepaid expenses/other current assets of $309,000, an increase in accounts payable and accrued expenses of $849,000, and a decrease in refundable income taxes of $131,000 in the first three months of 2015. The increase in inventory is the result of planned increases in our safety stock levels, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with the increase in inventory. The decrease in refundable income taxes is the result of estimated taxes due for our first quarter 2015 net income being applied against the refundable balance due.

Investing activities during the first three months of 2015 consisted of a net investment of $122,000 for capital expenditures, offset by payments received on a distributor note receivable of $24,000. Financing activities during the first three months of 2015 consisted of principal payments of $124,000 on long-term borrowings.

Stockholders’ equity increased to $17.10 million at March 31, 2015 compared to $17.00 million at December 31, 2014. The increase is due to our net income during the first three months of 2015 of $116,000 offset by an unfavorable adjustment in foreign currency translation of $23,000 due to a stronger U.S. dollar. Our working capital balance was $5.86 million at March 31, 2015 compared to $5.65 million at December 31, 2014. The current ratio at March 31, 2015 was 1.88 compared to 1.96 at December 31, 2014.

On February 28, 2014, we re-financed our 2012 term loan agreement (and the revolving line of credit agreement) with our primary lender. The 2014 re-financed term loan is for a period of twenty-eight months with the same floating interest rate pricing as the 2012 term loan of 30-day LIBOR plus 2.0%. The total amount of the new 2014 term loan was approximately $3.48 million and consisted of the February 28, 2014 outstanding balances of the 2012 term loan and the revolving line of credit loan balance of $1.15 million. Upon the completion of the re-financing, the revolving line of credit loan balance was zero. The 2014 credit agreement has a maturity date of July 1, 2016.

The 2014 credit agreement includes a revolving credit facility for $3.5 million, as amended. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has the same maturity date as the 2014 term loan of July 1, 2016. There are borrowings of $500,000 on the revolving credit facility as of March 31, 2015.

As originally structured, the 2014 credit agreement was secured by all our tangible and intangible assets and also by a mortgage on the real estate of our headquarters. These agreements also included loan covenants requiring us to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed the fixed charges, including unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations, by a ratio of at least 1.15 to 1. At the quarters ended September 30 and December 31, 2014, our fixed charge coverage ratio was less than the minimum required ratio.

On October 29, 2014, we entered into an amendment to the Credit Agreement (“First Amendment”) whereby our primary lender waived our non-compliance with the fixed charge coverage ratio for the September 30, 2014 reporting period. In addition to the aforementioned loan covenant waiver, the First Amendment restricts us from the declaration and cash payment of common stock dividends and the repurchase of company common stock. The First Amendment also reduced the maximum borrowing limit from $5 million to $3.5 million under our revolving line of credit agreement. At March 31, 2015, as adjusted for the First Amendment, $3 million remains available for additional borrowings under the revolving line of credit.

In a letter agreement dated February 27, 2015, our primary lender waived our non-compliance with the fixed charge ratio covenant as of December 31, 2014, and on March 4, 2015, we entered into a second amendment to the Credit Agreement (“Second Amendment”). The Second Amendment reduced the ratio required under the fixed charge ratio covenant to 1.0 for the reporting period ending March 31, 2015, but subsequent quarterly reporting periods remain at a minimum fixed coverage ratio of 1.15 to 1. In addition, the Second Amendment revised the net tangible worth covenant minimum to $9.5 million and re-defined net tangible worth as actual stockholders’ equity reduced by the sum of net intangible assets, accounts due from employees and distributors, and note receivable from distributor. As of March 31, 2015, we are in compliance with both the fixed charge ratio and the net tangible worth covenants. The terms of this new credit agreement and the Second Amendment are described in Note 4 of the Condensed Consolidated Financial Statements.

We must remain in compliance with the terms of our credit agreement, including the tangible net worth and fixed charge coverage ratio. We must also comply with the terms of our indenture. Although our primary lender waived our non-compliance with the fixed charge coverage ratio for the December 31, 2014 reporting period, we can make no assurance that we will remain in compliance nor can we make any assurance that we could obtain waivers in the future, if deemed necessary.

Management believes that our cash on hand, cash generated from operating activities and availability of credit under the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2015.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-28 of our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2015. Our critical accounting policies remain unchanged as of March 31, 2015.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2015, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

3.2	Amended and Restated Bylaws of Reliv International, Inc., effective March 31, 2015 (filed herewith).

10.1	Second Amendment to Credit Agreement dated March 4, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed March 6, 2015)

10.2	Letter Agreement dated February 27, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed March 6, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: May 15, 2015

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 15, 2015

