Form 10-Q
period 2015-06-30
RELIV INTERNATIONAL INC
filed 2015-08-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the Registrant’s common stock as of August 3, 2015 was 12,819,110 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item No. 4	Controls and Procedures	19

Part II – Other Information

Item No. 6	Exhibits	19

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2015	2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,497,299	$4,989,392
Accounts receivable, less allowances of $25,500 in 2015 and $26,300 in 2014	56,485	265,530
Accounts and note due from employees and distributors	141,089	121,208
Inventories
Finished goods	3,900,795	3,782,171
Raw materials	1,402,411	1,216,031
Sales aids and promotional materials	166,304	179,263
Total inventories	5,469,510	5,177,465

Refundable income taxes	339,748	257,577
Prepaid expenses and other current assets	918,789	661,038
Deferred income taxes	89,000	61,000
Total current assets	11,511,920	11,533,210

Other assets	322,390	295,929
Cash surrender value of life insurance	2,798,088	2,747,944
Note receivable due from distributor	1,682,342	1,732,982
Deferred income taxes	700,000	686,000
Intangible assets, net	2,790,711	2,925,775

Property, plant and equipment:
Land and land improvements	893,735	883,563
Building	9,950,572	9,966,748
Machinery & equipment	4,350,203	4,355,040
Office equipment	1,228,292	1,235,192
Computer equipment & software	2,588,156	2,505,229
	19,010,958	18,945,772
Less: Accumulated depreciation	12,289,169	12,019,802
Net property, plant and equipment	6,721,789	6,925,970

Total assets	$26,527,240	$26,847,810

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2015	2014
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,815,597	$2,026,198
Distributors' commissions payable	1,621,080	1,753,908
Sales taxes payable	182,646	292,188
Payroll, payroll taxes, and incentive compensation payable	674,864	1,114,763
Total accounts payable and accrued expenses	5,294,187	5,187,057

Revolving line of credit	500,000	-
Current portion of long-term debt	3,294,019	697,423
Total current liabilities	9,088,206	5,884,480

Noncurrent liabilities:
Revolving line of credit	-	500,000
Long-term debt, less current portion	647,444	3,047,267
Other noncurrent liabilities	446,023	418,785
Total noncurrent liabilities	1,093,467	3,966,052

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2015 and 2014	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,673,083 shares issued and 12,819,110 shares outstanding as of 6/30/2015; 14,673,083 shares issued and 12,819,110 shares outstanding as of 12/31/2014	14,673	14,673
Additional paid-in capital	30,350,497	30,321,598
Accumulated deficit	(8,164,144)	(7,434,595)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(516,899)	(565,838)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	16,345,567	16,997,278

Total liabilities and stockholders' equity	$26,527,240	$26,847,810

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net

Loss and Comprehensive Loss

(unaudited)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014

Product sales	$11,442,990	$13,355,370	$25,151,113	$26,661,151
Handling & freight income	1,002,361	1,120,209	2,128,601	2,279,316

Net sales	12,445,351	14,475,579	27,279,714	28,940,467

Costs and expenses:
Cost of products sold	2,647,755	3,000,412	5,642,704	5,887,262
Distributor royalties and commissions	4,459,577	5,232,967	9,740,324	10,440,254
Selling, general and administrative	6,454,992	6,716,826	12,584,941	13,257,693

Total costs and expenses	13,562,324	14,950,205	27,967,969	29,585,209

Loss from operations	(1,116,973)	(474,626)	(688,255)	(644,742)

Other income (expense):
Interest income	30,073	32,148	60,455	68,272
Interest expense	(26,749)	(25,367)	(50,688)	(49,635)
Other income / (expense)	15,653	31,079	(155,061)	6,389

Loss before income taxes	(1,097,996)	(436,766)	(833,549)	(619,716)
Benefit from income taxes	(252,000)	(148,000)	(104,000)	(180,000)

Net loss	($845,996)	($288,766)	($729,549)	($439,716)

Other comprehensive income (loss):
Foreign currency translation adjustment	72,326	7,164	48,939	39,907

Comprehensive loss	($773,670)	($281,602)	($680,610)	($399,809)

Loss per common share - Basic	($0.07)	($0.02)	($0.06)	($0.03)
Weighted average shares	12,819,000	12,666,000	12,819,000	12,666,000

Loss per common share - Diluted	($0.07)	($0.02)	($0.06)	($0.03)
Weighted average shares	12,819,000	12,666,000	12,819,000	12,666,000

Cash dividends declared per common share	$-	$-	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30
	2015	2014

Operating activities:
Net loss	($729,549)	($439,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514,309	485,932
Stock-based compensation	28,898	24,118
Non-cash life insurance policy accretion	(50,144)	(44,165)
Deferred income taxes	(62,000)	(111,000)
Foreign currency transaction (gain)/loss	104,778	(19,574)
(Increase) decrease in accounts receivable and accounts due from employees and distributors	186,972	(29,220)
(Increase) decrease in inventories	(324,809)	(97,351)
(Increase) decrease in refundable income taxes	(82,146)	(276,493)
(Increase) decrease in prepaid expenses and other current assets	(260,788)	(457,591)
(Increase) decrease in other assets	(26,460)	(25,676)
Increase (decrease) in income taxes payable	-	(199,558)
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	593,005	(15,957)

Net cash used in operating activities	(107,934)	(1,206,251)

Investing activities:
Proceeds from the sale of property, plant and equipment	5,782	1,200
Purchase of property, plant and equipment	(188,024)	(133,792)
Payments received on distributor note receivable	47,698	44,927
Payment of life insurance premiums	-	(252,250)

Net cash used in investing activities	(134,544)	(339,915)

Financing activities:
Principal payments on long-term borrowings	(248,712)	(234,547)

Net cash used in financing activities	(248,712)	(234,547)

Effect of exchange rate changes on cash and cash equivalents	(903)	53,236

Increase (decrease) in cash and cash equivalents	(492,093)	(1,727,477)

Cash and cash equivalents at beginning of period	4,989,392	6,656,798

Cash and cash equivalents at end of period	$4,497,299	$4,929,321

Supplementary disclosure of cash flow information:
Noncash financing transactions (Note 5):
Issuance of promissory notes	$424,000	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

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

Certain reclassifications have been made to 2014 amounts within the condensed consolidated statements of cash flows in order to conform to the current year presentation.

Note 2--	Basic and Diluted Loss per Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Numerator:
Net loss	($845,996)	($288,766)	($729,549)	($439,716)

Denominator:
Denominator for basic loss per share--weighted average shares	12,819,000	12,666,000	12,819,000	12,666,000
Dilutive effect of employee stock optionsand other warrants	-	-	-	-

Denominator for diluted loss pershare--adjusted weighted average shares	12,819,000	12,666,000	12,819,000	12,666,000

Basic loss per share	($0.07)	($0.02)	($0.06)	($0.03)
Diluted loss per share	($0.07)	($0.02)	($0.06)	($0.03)

Options and warrants to purchase 1,897,025 shares of common stock for the three months and six months ended June 30, 2015, respectively, were not included in the denominator for diluated net loss per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 1,502,987 shares of common stock for the three months and six months ended June 30, 2014, respectively, were not included in the denominator for diluted net loss per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

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

	Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

	Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

	Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

June 30, 2015

Long-term debt	$4,441,463	$4,441,463	-	$4,441,463	-
Note receivable	1,782,129	2,038,000	-	2,038,000	-
Marketable securities	311,000	311,000	$311,000	-	-

December 31, 2014

Long-term debt	$4,244,690	$4,244,690	-	$4,244,690	-
Note receivable	1,829,827	2,098,000	-	2,098,000	-
Marketable securities	284,000	284,000	$284,000	-	-

Long-term debt: The fair value of the Company's term and revolver loans approximate carrying value as these loans have variable market-based interest rates which reset every thirty days. The fair value of the Company's obligation for the acquisition of its lunasin technology license approximates carrying value as this obligation is a zero-interest based obligation discounted utilizing an interest rate factor comparable to the Company's market-based interest rate for its term and revolver loans. The fair value of the Company's notes payable obligations approximates carrying value as these obligations were incurred within the current year and have variable market-based interest rates which reset every ninety days.

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

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Note 4--	Debt

	June 30	December 31
	2015	2014

Term loan	$2,818,731	$3,067,442
Revolving line of credit	500,000	500,000
Notes payable	438,618	-
Obligation for acquisition of technology license, net	684,114	677,248
	4,441,463	4,244,690
Less current portion	3,794,019	697,423
Total long-term debt	$647,444	$3,547,267

Estimated maturities of debt at June 30, 2015 are as follows:

Twelve months ending June 30,
2016	$3,794,019
2017	413,329
2018	234,115
$4,441,463

The Company has outstanding borrowings from its primary lender under a revolving line of credit agreement and a term loan agreement (collectively, "Credit Agreement") which expire July 1, 2016. As amended, the $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 1.85%. As of June 30, 2015, the revolver's interest rate was 2.033%.

As amended, the term loan agreement requires monthly term loan payments consisting of principal of $41,452 plus interest with a balloon payment for the outstanding balance due and payable on July 1, 2016. The term loan's interest rate is based on the 30-day LIBOR plus 2.0% and was 2.183% at June 30, 2015.

As amended in 2014 and on March 4, 2015, borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company and also by a mortgage on the real estate of the Company's headquarters. The amended Credit Agreement restricts the Company from the declaration and cash payment of common stock dividends and the repurchase of company common stock.

A loan covenant under the amended Credit Agreement requires the Company to maintain a fixed charge coverage ratio in which EBITDA adjusted for certain non-cash expenses shall exceed fixed charges by a ratio of 1.15 to 1 at June 30, 2015 and all subsequent quarterly reporting periods. Fixed charges, as defined, include unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations.

The amended Credit Agreement also includes a loan covenant which requires the Company to maintain net tangible worth of not less than $9.5 million. Net tangible worth is defined as actual stockholders' equity reduced by the sum of net intangible assets, accounts due from employees and distributors, and note receivable due from distributor.

At June 30, 2015, the Company's fixed charge coverage ratio was less than the loan covenant's minimum ratio of 1.15 to 1. The Company's primary lender has verbally informed the Company that additional borrowings under the revolving line of credit are suspended pending further analysis. Company management is presently in discussions with the primary lender to obtain a waiver for the Company's non-compliance with the fixed charge coverage ratio for the June 30, 2015 reporting period; however, the Company cannot provide assurances that it will obtain a waiver for its June 30, 2015 non-compliance, nor can the Company provide any assurance that it could obtain waivers in the future, if deemed necessary. As a result, based upon the Company's fixed charge ratio's non-compliance with the loan covenant and the Credit Agreement's requirement that the outstanding term loan and revolver balances are due for repayment to the Company's primary lender on July 1, 2016, the Company has presented the June 30, 2015 term loan and revolver balances as current liabilities in the June 30, 2015 condensed consolidated balance sheets.

Company management believes that the Company's cash on hand and its ability to borrow a significant portion of the cash surrender value of the Company's key-man life insurance policy will be sufficient to meet the Company's working capital requirements and debt service requirements for the next twelve months.

A description of the notes payable is presented in Note 5 -- Long-Term Incentive Compensation Plan.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Note 5--	Long-Term Incentive Compensation Plan

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011. The amount of the incentive, if any, can increase or decrease each quarter in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. For the three months and six months ended June 30, 2015, compensation expense associated with this incentive plan was $165,100 and $90,800, respectively. For the three months and six months ended June 30, 2014, compensation expense associated with this incentive plan was $144,700 and $132,700, respectively. This compensation expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net loss and comprehensive loss. At December 31, 2014, accrued compensation for this incentive plan was $666,000 and was presented in "Payroll, Payroll Taxes, and Incentive Compensation Payable" in the accompanying condensed consolidated balance sheets.

During the second quarter of 2015, the cumulative incentive amount of $756,800 became 100% vested, and concurrently, each of the subsidiary's senior managers exercised 100% of his/her put option. In the aggregate, the Company and the managers agreed to settle the incentive obligation whereby the Company will: issue notes payable of approximately $424,000, issue 100,000 shares of Company common stock (fair value at settlement of $117,000), and make cash payments of approximately $216,000.

The notes payable were issued by the Company to the managers in the second quarter of 2015 and range in length from one to two years with payments of principal and interest due quarterly beginning July 29, 2015. Each of the notes accrue interest at a floating interest rate based on the three-month pound LIBOR rate plus 3%. The interest rate at June 30, 2015 was 3.568%. The aforementioned issuance of Company common stock and cash payments are expected to occur in the third quarter of 2015, and accordingly, comprise the plan's remaining June 30, 2015 accrued compensation balance of approximately $333,000.

Note 6--	Taxes

The interim financial statement provision for income taxes (benefit) is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Six months ended June 30
	2015	2014

Income taxes (benefit) at U.S. statutory rate	($283,000)	($211,000)
State income taxes, net of federal benefit	39,000	19,000
Higher / (lower) effective taxes on earnings/lossesin certain foreign countries	84,000	-
Foreign corporate income taxes	45,000	1,000
Other, net	11,000	11,000

	($104,000)	($180,000)

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of June 30, 2015 and December 31, 2014, management's estimated reserve (net of deposits) for this matter is approximately $134,000 and $122,000, respectively. There has been no change in this matter during the first six months of 2015.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Note 7--	Recent Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The new standard permits the use of either the retrospective or modified retrospective transition method. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures, as well its planned transition method.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and an all-natural sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 77.2% of worldwide net sales for the six months ended June 30, 2015 and 74.3% of worldwide net sales for the six months ended June 30, 2014. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2015, consisted of approximately 46,570 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 14.0% in the three months ended June 30, 2015 compared to the same period in 2014. During the second quarter of 2015 (“Q2 2015”), sales in the United States decreased by 11.3%, and international sales decreased by 22.1% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus all of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 13.4%.

     The following table summarizes net sales by geographic market for the three months ended June 30, 2015 and 2014.

	Three months ended June 30,
	2015		2014		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$9,591	77.1%	$10,815	74.7%	$(1,224)	(11.3)%
Australia/New Zealand	329	2.6	429	3.0	(100)	(23.3)
Canada	335	2.7	357	2.5	(22)	(6.2)
Mexico	234	1.9	190	1.3	44	23.2
Europe	1,554	12.5	2,244	15.5	(690)	(30.7)
Asia	402	3.2	441	3.0	(39)	(8.8)
Consolidated total	$12,445	100.0%	$14,476	100.0%	$(2,031)	(14.0)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2015 and 2014.

	Six months ended June 30,
	2015		2014		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$21,071	77.2%	$21,507	74.3%	$(436)	(2.0)%
Australia/New Zealand	701	2.6	861	3.0	(160)	(18.6)
Canada	768	2.8	647	2.2	121	18.7
Mexico	431	1.6	415	1.4	16	3.9
Europe	3,348	12.3	4,573	15.8	(1,225)	(26.8)
Asia	961	3.5	937	3.3	24	2.6
Consolidated total	$27,280	100.0%	$28,940	100.0%	$(1,660)	(5.7)%

The following table sets forth, as of June 30, 2015 and 2014, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. The active distributor count for Europe includes our preferred customers in France. This program began in mid-2013 and the Europe active distributor count as of June 30, 2015 and 2014 includes 3,218 and 2,630 preferred customers, respectively.

	June 30, 2015		June 30, 2014		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above
United States	33,760	4,330	36,440	5,170	(7.4)%	(16.2)%
Australia/New Zealand	1,230	130	1,300	150	(5.4)	(13.3)
Canada	1,250	220	1,270	250	(1.6)	(12.0)
Mexico	1,220	100	1,130	140	8.0	(28.6)
Europe	6,810	650	8,190	880	(16.8)	(26.1)
Asia	2,300	270	2,370	330	(3.0)	(18.2)
Consolidated total	46,570	5,700	50,700	6,920	(8.1)%	(17.6)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Three Months Ended 6/30/15
Sales in Q2 2015 in USD (in 000's)	$9,591	$329	$335	$234	$1,554	$402	$2,854

% change in sales-Q2 2015 vs. Q2 2014:
in USD	-11.3%	-23.3%	-6.2%	23.2%	-30.7%	-8.8%	-22.1%
due to currency fluctuation	-	-15.4%	-11.9%	-21.0%	-6.8%	-3.2%	-8.7%
Sales in local currency	-11.3%	-7.9%	5.7%	44.2%	-23.9%	-5.6%	-13.4%

# of new distributors-Q2 2015 (1)	2,148	66	123	217	858	228	1,492
# of new distributors-Q2 2014	2,241	79	102	96	1,532	150	1,959
% change	-4.1%	-16.5%	20.6%	126.0%	-44.0%	52.0%	-23.8%

# of new Master Affiliates-Q2 2015	322	7	25	9	58	36	135
# of new Master Affiliates-Q2 2014	315	6	22	7	111	21	167
% change	2.2%	16.7%	13.6%	28.6%	-47.7%	71.4%	-19.2%

# of Product orders-Q2 2015	42,242	2,016	1,387	1,195	6,272	2,657	13,527
# of Product orders-Q2 2014	46,172	2,206	1,200	964	7,169	3,307	14,846
% change	-8.5%	-8.6%	15.6%	24.0%	-12.5%	-19.7%	-8.9%

	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Six Months Ended 6/30/15
Sales in YTD 2015 in USD (in 000's)	$21,071	$701	$768	$431	$3,348	$961	$6,209

% change in sales-YTD 2015 vs. YTD 2014:
in USD	-2.0%	-18.6%	18.7%	3.9%	-26.8%	2.6%	-16.5%
due to currency fluctuation	-	-13.4%	-14.7%	-16.2%	-7.0%	-2.3%	-8.3%
Sales in local currency	-2.0%	-5.2%	33.4%	20.1%	-19.8%	4.9%	-8.2%

# of new distributors-YTD 2015 (1)	4,360	126	262	381	1,908	552	3,229
# of new distributors-YTD 2014	4,197	161	170	266	2,993	327	3,917
% change	3.9%	-21.7%	54.1%	43.2%	-36.3%	68.8%	-17.6%

# of new Master Affiliates-YTD 2015	688	18	53	17	128	72	288
# of new Master Affiliates-YTD 2014	551	15	38	28	250	35	366
% change	24.9%	20.0%	39.5%	-39.3%	-48.8%	105.7%	-21.3%

# of Product orders-YTD 2015	86,714	4,106	2,751	2,238	12,939	5,505	27,539
# of Product orders-YTD 2014	92,616	4,388	2,306	1,969	14,320	6,872	29,855
% change	-6.4%	-6.4%	19.3%	13.7%	-9.6%	-19.9%	-7.8%

(1)	The new distributor totals in Europe for Q2 2015 and Q2 2014 include 562 and 676, respectively, new preferred customers in France. The six-month YTD totals for 2015 and 2014 include 1,216 and 1,233, respectively, new preferred customers in France

United States

•	Net sales decreased in the United States in Q2 2015 compared to the prior-year quarter as the result of declines in new distributor enrollments and ordering frequency, coupled by the decrease in the number of active distributors in the United States.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, constituted 19.6% and 15.7% of net sales in the United States, respectively, in Q2 2015 as our marketing focuses on these two products. For the six months ended June 30, 2015, sales of Reliv Now and LunaRich X represented 19.1% and 15.3%, respectively, of net sales in the United States.
•	Distributor enrollments decreased by 4.1% and new Master Affiliate qualifications increased by 2.2% in Q2 2015 compared to the prior-year quarter. We continue to increase the focus on the business opportunity in 2015; however, our efforts to improve these key metrics have not taken hold at the pace expected.
•	Distributor retention was 71.0% in the first six months of 2015 compared to 65.9% for all of 2014. Distributor retention is determined by the percentage of active distributors from 2014 that renewed their distributorships in 2015.
•	Our average order size in Q2 2015 decreased by 2.5% to $315 at suggested retail value compared to the prior-year quarter.

International Operations

•	The average foreign exchange rate for the U.S. dollar for the first six months of 2015 was stronger versus the various local currencies in which we conduct business when compared with the average exchange rates for the same period in 2014, impacting sales negatively by 8.7% in Q2 2015.
•	Sales in Canada increased by 5.7% in local currency in Q2 2015, but the stronger U.S. dollar exchange rate negated those gains when reported in U.S. dollars.
•	Sales in Mexico increased by 44.2% in local currency in Q2 2015. Some of these sales gains were the result of short-term promotional incentives and improvements in new distributor enrollments; however, much of the increase was the result of product sales prior to the implementation of a value added tax in Mexico that accelerated purchases into Q2 2015.
•	Sales in Europe decreased by 23.9% in local currency in Q2 2015 compared to the prior-year quarter. The decline was primarily in the UK as the result of the departure of certain key distributors and a 16.8% decline in the number of active distributors in the European region overall.
•	Sales in Asia decreased by 5.6% in local currency in Q2 2015 compared to the prior-year quarter. Sales in Malaysia declined by 32.5% in local currency in Q2 2015 as a GST sales tax was imposed in the country beginning April 1, 2015. Sales in the Philippines declined by 10.2% in local currency in Q2 2015 subsequent to a trip promotion held in the region that concluded in the first quarter of 2015.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2015 and 2014. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Three months ended
	June 30, 2015		June 30, 2014
	Amount	% of net sales	Amount	% of net sales

Net sales	$12,445	100.0%	$14,476	100.0%
Costs and expenses:
Cost of products sold	2,648	21.3	3,001	20.7
Distributor royalties and commissions	4,459	35.8	5,233	36.2
Selling, general and adminstrative	6,455	51.9	6,717	46.4

Loss from operations	(1,117)	(9.0)	(475)	(3.3)
Interest income	30	0.3	32	0.2
Interest expense	(27)	(0.2)	(25)	(0.1)
Other income/(expense)	16	0.1	31	0.2

Loss before income taxes	(1,098)	(8.8)	(437)	(3.0)
Benefit from income taxes	(252)	(2.0)	(148)	(1.0)

Net loss	$(846)	(6.8)%	$(289)	(2.0)%

Loss per common share-Basic and Diluted	$(0.07)		$(0.02)

	Six months ended
	June 30, 2015		June 30, 2014
	Amount	% of net sales	Amount	% of net sales

Net sales	$27,280	100.0%	$28,940	100.0%
Costs and expenses:
Cost of products sold	5,643	20.7	5,887	20.3
Distributor royalties and commissions	9,740	35.7	10,440	36.1
Selling, general and adminstrative	12,585	46.1	13,258	45.8

Loss from operations	(688)	(2.5)	(645)	(2.2)
Interest income	60	0.2	68	0.2
Interest expense	(51)	(0.2)	(49)	(0.1)
Other income/(expense)	(155)	(0.6)	6	-

Loss before income taxes	(834)	(3.1)	(620)	(2.1)
Benefit from income taxes	(104)	(0.4)	(180)	(0.6)

Net loss	$(730)	(2.7)%	$(440)	(1.5)%

Loss per common share-Basic and Diluted	$(0.06)		$(0.03)

Cost of Products Sold:

•	The cost of products sold as a percentage of net sales in the first six months of 2015 (“YTD 2015”) increased slightly compared to the prior-year period. The cost of shipping distributor orders in the United States increased slightly in YTD 2015 compared to the prior-year period, coupled with lower plant utilization and slightly higher production expenses in YTD 2015 versus the prior-year period. The cost of products sold as a percentage of net sales in Q2 2015 was negatively impacted by the same reasons as YTD 2015.

Distributor Royalties and Commissions:

•	The decrease in distributor royalties and commissions as a percentage of net sales for Q2 2015 and YTD 2015 compared to the prior-year periods is primarily the result of a lower payout of wholesale commissions as a percentage of net sales. The average order size of U.S. orders increased by 5.5% for YTD 2015, indicating that distributor orders were placed at a higher discount level in YTD 2015. Under our compensation plan, this results in a smaller wholesale commission payout.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $262,000 in the second quarter of 2015 (“Q2 2015”) compared to the same period in 2014, and declined by $673,000 in YTD 2015 compared to the prior-year period.
•	Salaries, salary-related expenses, and incentive compensation decreased in the aggregate by $335,000 in YTD 2015, compared to the prior-year period. Salaries decreased as the result of headcount reductions in the United States in the latter half of 2014 due to attrition and a voluntary retirement incentive.
•	Other general and administrative expenses decreased by $194,000 in YTD 2015 vs. the prior-year period.
o	Consulting, legal, and accounting fees decreased by $56,000 in YTD 2015 compared to the prior-year period.
o	Compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary in YTD 2015 decreased by $42,000 compared to the valuation in the prior-year period. During Q2 2015, this long-term incentive agreement became 100% vested and the participants exercised their put option in the agreement. This incentive agreement is described in Note 5 of the Condensed Consolidated Financial Statements.
o	Travel expenses decreased by $94,000 as part of an effort to reduce travel outside of sales events.

Offsetting increases include:

o	An increase in property insurance expense of $77,000 compared to the prior year. In 2014, we received a credit on our property taxes as the result of successful appeals on our headquarters property for several prior years.
o	In Mexico, we recognized expense of approximately $130,000 during Q2 2015 related to the implementation of a new VAT arrangement in that country.
•	Sales and marketing expenses decreased by $100,000 in YTD 2015 versus the same period in 2014. Components of the decrease include:
o	$44,000 decrease in Star Director and other bonuses, credit card fees, and other expenses related to the level of sales.
o	$14,000 decrease in distributor conferences and meeting expenses. In YTD 2015, we held two regional distributor conferences, and we also resumed our quarterly Master Affiliate Training School program for distributors after a two year absence. However, a reduction in the amount of other company-sponsored events offset the additional cost of the Master Affiliate Training program.
o	$37,000 decrease in video production, conference call, and other sales development expenses.

Offsetting increases include:

o	$41,000 increase in promotional/trip incentive expenses. This increase is primarily the result of increased promotional trip expenses in our Asia Pacific region in an effort to increase sales.

Other Income/Expense:

•	The net expense in YTD 2015 is primarily the result of foreign currency exchange losses on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes/Benefit:

•	We reported an income tax benefit of $104,000 for YTD 2015, an effective benefit rate of 12.5%.
•	Our effective benefit rate was lower than the U.S. statutory rate of 34% due to deferred income tax expense recognized on our income in the first six months of 2015 in Europe, coupled with the impact of the non-deductible operating loss in the Philippines. In addition, we recognized state income tax expense due to our separate company filing status in several states.
•	See Note 6 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax benefit to the U.S. statutory rate for each period.

Net Income:

•	We recognized a larger net loss in the second quarter of 2015 and the six-month period of 2015 when compared to the same periods in 2014 as the result of the decline in net sales in the United States and other foreign markets, coupled with the expenses recognized in Mexico as part of the new VAT implementation and amnesty program.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2015, we used $108,000 of net cash in operating activities, $135,000 was used in investing activities, and we used $249,000 in financing activities. This compares to $1.21 million of net cash used in operating activities, $340,000 used in investing activities, and $235,000 used in financing activities in the same period of 2014. Cash and cash equivalents decreased by $492,000 to $4.50 million as of June 30, 2015 compared to $4.99 million as of December 31, 2014.

Significant changes in working capital items consisted of an increase in inventory of $325,000, an increase in prepaid expenses/other current assets of $261,000, an increase in accounts payable and accrued expenses of $593,000, and an increase in refundable income taxes of $82,000 in the first six months of 2015. The increase in inventory is the result of net sales being lower than forecasted in production schedules, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals, coupled with the increase in inventory. The increase in refundable income taxes is the result of the income tax benefit generated by our year-to-date net loss for 2015.

Investing activities during the first six months of 2015 consisted of a net investment of $182,000 for capital expenditures, offset by payments received on a distributor note receivable of $48,000. Financing activities during the first six months of 2015 consisted of principal payments of $249,000 on long-term borrowings.

Stockholders’ equity decreased to $16.35 million at June 30, 2015 compared to $17.00 million at December 31, 2014. The decrease is due to our net loss during the first six months of 2015 of $730,000 offset by a favorable adjustment in foreign currency translation of $49,000. Our working capital balance was $2.42 million at June 30, 2015 compared to $5.65 million at December 31, 2014. The current ratio at June 30, 2015 was 1.27 compared to 1.96 at December 31, 2014. The decline in our working capital balance and our current ratio at June 30, 2015 is the result of the classification of our term loan and revolving line of credit as current liabilities.

In February 2014, we re-financed our 2012 term loan agreement (and the revolving line of credit agreement) with our primary lender (“2014 Credit Agreement”). The 2014 Credit Agreement is for a period of twenty-eight months, with a maturity date of July 1, 2016, with the same floating interest rate pricing as the 2012 term loan of 30-day LIBOR plus 2.0%. The total amount of the new 2014 term loan was approximately $3.48 million.

The 2014 Credit Agreement includes a revolving credit facility for $3.5 million, as amended. The credit facility accrues interest on the outstanding principal balance at a floating interest rate based on 30-day LIBOR plus 1.85% and has the same maturity date as the 2014 term loan of July 1, 2016. There are borrowings of $500,000 on the revolving credit facility as of June 30, 2015.

As originally structured, the 2014 Credit Agreement was secured by all our tangible and intangible assets and also by a mortgage on the real estate of our headquarters. These agreements also included initial loan covenants requiring us to maintain net tangible worth of not less than $11 million, and a fixed charge coverage ratio under which EBITDA adjusted for certain non-cash expenses shall exceed the fixed charges, including unfinanced capital expenditures, dividends and other distributions, cash taxes paid, and principal and interest due on all debt obligations, by a ratio of at least 1.15 to 1. At the quarters ended September 30 and December 31, 2014, our fixed charge coverage ratio was less than the minimum required ratio.

On October 29, 2014, we entered into an amendment to the 2014 Credit Agreement (“First Amendment”) whereby our primary lender waived our non-compliance with the fixed charge coverage ratio for the September 30, 2014 reporting period. In addition to the aforementioned loan covenant waiver, the First Amendment restricts us from the declaration and cash payment of common stock dividends and the repurchase of company common stock. The First Amendment also reduced the maximum borrowing limit from $5 million to $3.5 million under our revolving line of credit portion of the 2014 Credit Agreement.

In a letter agreement dated February 27, 2015, our primary lender waived our non-compliance with the fixed charge ratio covenant as of December 31, 2014, and on March 4, 2015, we entered into a second amendment to the 2014 Credit Agreement (“Second Amendment”). The Second Amendment reduced the ratio required under the fixed charge ratio covenant to 1.0 for the reporting period ending March 31, 2015, but subsequent quarterly reporting periods remain at a minimum fixed coverage ratio of 1.15 to 1. In addition, the Second Amendment revised the net tangible worth covenant minimum to $9.5 million and re-defined net tangible worth as actual stockholders’ equity reduced by the sum of net intangible assets, accounts due from employees and distributors, and note receivable from distributor. As of June 30, 2015, we have informed our primary lender that we are in compliance with the net tangible worth covenant, but not the fixed charge ratio covenant. Our primary lender has verbally informed us that additional borrowings under the revolving line of credit are suspended pending further analysis.

We are presently in discussions with our primary lender to obtain a waiver for our non-compliance with the fixed charge coverage ratio for the June 30, 2015 reporting period; however, we can make no assurance that we will obtain a waiver for our June 30, 2015 non-compliance, nor can we make any assurance that we could obtain waivers in the future, if deemed necessary. As a result, we have classified the entire balance of the term loan and revolving line of credit with our primary lender as a current liability as of June 30, 2015.

Management believes that our cash on hand and our ability to borrow a significant portion of the cash surrender value of our key-man life insurance policy will be sufficient to meet working capital requirements and our debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-28 of our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2015. Our critical accounting policies remain unchanged as of June 30, 2015.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2015, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Loss and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2015

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 14, 2015

