Form 10-Q
period 2015-09-30
RELIV INTERNATIONAL INC
filed 2015-11-13
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the Registrant’s common stock as of November 2, 2015 was 12,919,110 (excluding treasury shares).

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2015	2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,158,965	$4,989,392
Accounts receivable, less allowances of
$30,200 in 2015 and $26,300 in 2014	84,536	265,530
Accounts and note due from employees and distributors	132,786	121,208
Inventories
Finished goods	4,042,963	3,782,171
Raw materials	1,438,039	1,216,031
Sales aids and promotional materials	138,485	179,263
Total inventories	5,619,487	5,177,465

Refundable income taxes	472,157	257,577
Prepaid expenses and other current assets	771,657	661,038
Deferred income taxes	72,000	61,000
Total current assets	10,311,588	11,533,210

Other assets	272,682	295,929
Cash surrender value of life insurance	2,823,160	2,747,944
Note receivable due from distributor	1,656,449	1,732,982
Deferred income taxes	714,000	686,000
Intangible assets, net	2,723,179	2,925,775

Property, plant and equipment:
Land and land improvements	893,735	883,563
Building	9,951,393	9,966,748
Machinery & equipment	4,350,849	4,355,040
Office equipment	1,223,983	1,235,192
Computer equipment & software	2,337,873	2,505,229
	18,757,833	18,945,772
Less: Accumulated depreciation	12,183,081	12,019,802
Net property, plant and equipment	6,574,752	6,925,970

Total assets	$25,075,810	$26,847,810

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2015	2014
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,348,308	$2,026,198
Distributors' commissions payable	1,588,129	1,753,908
Sales taxes payable	225,884	292,188
Payroll, payroll taxes, and incentive compensation payable	324,539	1,114,763
Total accounts payable and accrued expenses	4,486,860	5,187,057

Current portion of long-term debt	813,560	697,423
Total current liabilities	5,300,420	5,884,480

Noncurrent liabilities:
Revolving line of credit	-	500,000
Long-term debt, less current portion	3,279,589	3,047,267
Other noncurrent liabilities	377,825	418,785
Total noncurrent liabilities	3,657,414	3,966,052

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000
shares authorized; -0- shares issued and outstanding
in 2015 and 2014	-	-
Common stock, par value $.001 per share; 30,000,000
authorized; 14,773,083 shares issued and 12,919,110
shares outstanding as of 9/30/2015; 14,673,083 shares
issued and 12,819,110 shares outstanding as of 12/31/2014	14,773	14,673
Additional paid-in capital	30,484,480	30,321,598
Accumulated deficit	(8,453,145)	(7,434,595)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(589,572)	(565,838)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	16,117,976	16,997,278

Total liabilities and stockholders' equity	$25,075,810	$26,847,810

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net

Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014

Product sales	$11,250,271	$13,206,275	$36,401,384	$39,867,425
Handling & freight income	944,182	1,108,006	3,072,783	3,387,322

Net sales	12,194,453	14,314,281	39,474,167	43,254,747

Costs and expenses:
Cost of products sold	2,603,167	2,968,139	8,245,871	8,855,401
Distributor royalties and commissions	4,308,647	4,985,450	14,048,971	15,425,704
Selling, general and administrative	5,659,989	6,133,040	18,244,930	19,390,732

Total costs and expenses	12,571,803	14,086,629	40,539,772	43,671,837

Income (loss) from operations	(377,350)	227,652	(1,065,605)	(417,090)

Other income (expense):
Interest income	28,536	31,736	88,991	100,008
Interest expense	(36,814)	(26,054)	(87,502)	(75,689)
Other income / (expense)	(72,373)	(60,372)	(227,434)	(53,983)

Income (loss) before income taxes	(458,001)	172,962	(1,291,550)	(446,754)
Provision (benefit) for income taxes	(169,000)	7,000	(273,000)	(173,000)

Net income (loss)	$(289,001)	$165,962	$(1,018,550)	$(273,754)

Other comprehensive income (loss):
Foreign currency translation adjustment	(72,673)	(57,101)	(23,734)	(17,194)

Comprehensive income (loss)	$(361,674)	$108,861	$(1,042,284)	$(290,948)

Earnings (loss) per common share - Basic	$(0.02)	$0.01	$(0.08)	$(0.02)
Weighted average shares	12,919,000	12,666,000	12,853,000	12,666,000

Earnings (loss) per common share - Diluted	$(0.02)	$0.01	$(0.08)	$(0.02)
Weighted average shares	12,919,000	12,750,000	12,853,000	12,666,000

Cash dividends declared per common share	$-	$-	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30
	2015	2014

Operating activities:
Net loss	$(1,018,550)	$(273,754)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	758,564	725,584
Stock-based compensation	45,981	36,178
Non-cash life insurance policy accretion	(75,216)	(66,248)
Deferred income taxes	(89,000)	(142,000)
Foreign currency transaction (gain)/loss	98,172	56,195
(Increase) decrease in accounts receivable and accounts due
from employees and distributors	163,256	(96,078)
(Increase) decrease in inventories	(585,634)	79,760
(Increase) decrease in refundable income taxes	(214,378)	(234,219)
(Increase) decrease in prepaid expenses
and other current assets	(123,423)	(190,337)
(Increase) decrease in other assets	23,247	(11,501)
Increase (decrease) in income taxes payable	-	(199,558)
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	(86,860)	(403,554)

Net cash used in operating activities	(1,103,841)	(719,532)

Investing activities:
Proceeds from the sale of property, plant and equipment	7,181	1,200
Purchase of property, plant and equipment	(224,719)	(511,227)
Payments received on distributor note receivable	72,088	67,900
Payment of life insurance premiums	-	(252,250)

Net cash used in investing activities	(145,450)	(694,377)

Financing activities:
Proceeds from line of credit borrowings	-	500,000
Repayment of line of credit borrowings	(500,000)	-
Proceeds from term loan borrowings	3,249,501	-
Principal payments on long-term borrowings	(3,334,552)	(508,899)

Net cash used in financing activities	(585,051)	(8,899)

Effect of exchange rate changes on cash and cash equivalents	3,915	(55,391)

Increase (decrease) in cash and cash equivalents	(1,830,427)	(1,478,199)

Cash and cash equivalents at beginning of period	4,989,392	6,656,798

Cash and cash equivalents at end of period	$3,158,965	$5,178,599

Supplementary disclosure of cash flow information:
Noncash financing transactions (Note 5):
Issuance of promissory notes	$424,000	$-

Issuance of company common stock	$117,000	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(289,001)	$165,962	$(1,018,550)	$(273,754)

Denominator:
Denominator for basic earnings (loss) per
share--weighted average shares	12,919,000	12,666,000	12,853,000	12,666,000
Dilutive effect of employee stock options
and other warrants	-	84,000	-	-

Denominator for diluted earnings (loss) per
share--adjusted weighted average shares	12,919,000	12,750,000	12,853,000	12,666,000

Basic earnings (loss) per share	$(0.02)	$0.01	$(0.08)	$(0.02)
Diluted earnings (loss) per share	$(0.02)	$0.01	$(0.08)	$(0.02)

Options and warrants to purchase 1,897,025 shares of common stock for the three months and nine months ended September 30, 2015, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.  Options and warrants to purchase 1,087,333 shares and 1,075,565 shares of common stock for the three months and nine months ended September 30, 2014, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

September 30, 2015

Long-term debt	$4,093,149	$4,093,149	-	$4,093,149	-
Note receivable	1,757,740	2,020,000	-	2,020,000	-
Marketable securities	263,000	263,000	$263,000	-	-

December 31, 2014

Long-term debt	$4,244,690	$4,244,690	-	$4,244,690	-
Note receivable	1,829,827	2,098,000	-	2,098,000	-
Marketable securities	284,000	284,000	$284,000	-	-

Long-term debt:  The fair value of the Company's term and revolver loans approximate carrying value as these loans were incurred within the current year and have variable market-based interest rates which reset every thirty days.  The fair value of the Company's obligation for the acquisition of its lunasin technology license approximates carrying value as this obligation is a zero-interest based obligation discounted utilizing an interest rate factor comparable to the Company's market-based interest rate for its term and revolver loans.  The fair value of the Company's notes payable obligations approximates carrying value as these obligations were incurred within the current year and have variable market-based interest rates which reset every ninety days.

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

Note 4--	Debt

	September 30	December 31
	2015	2014

Term loan	$3,249,501	$3,067,442
Revolving line of credit	-	500,000
Notes payable	356,787	-
Obligation for acquisition of technology license, net	486,861	677,248
	4,093,149	4,244,690
Less current portion	813,560	697,423
Total long-term debt	$3,279,589	$3,547,267

Estimated maturities of debt at September 30, 2015 are as follows:

Twelve months ending September 30,
2016	$813,560
2017	680,008
2018	2,599,581
$4,093,149

On September 30, 2015, the Company entered into a series of lending agreements with a new primary lender which include agreements for a $3.25 million term loan and a $3.5 million revolving credit facility.  These lending agreements replace similar borrowings under agreements with the Company’s former primary lender.

The new $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018.  The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 2.45% at September 30, 2015.

The new $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of September 30, 2016.  As of September 30, 2015, there were no outstanding borrowings on the revolving line of credit.

The proceeds from the new $3.25 million term loan were used to pay off the outstanding term loan and revolving line of credit balances, plus accrued interest, due under loan agreements with the Company’s former primary lender.

Borrowings under the new lending agreements are secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company’s Chief Executive Officer, and by a mortgage on the real estate of the Company’s headquarters.  The new lending agreements also include a covenant requiring the Company to maintain net tangible worth of not less than $9.5 million.

A description of the notes payable is presented in Note 5 -- Long-Term Incentive Compensation Plan.

Note 5--	Long-Term Incentive Compensation Plan

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers.  The valuation of the compensation agreement is an EBITDA-based formula derived from the subsidiary’s financial performance and vests in 20% annual increments which began in April 2011.  The amount of the incentive, if any, can increase or decrease each quarter in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions.  Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive.  For the three months and nine months ended September 30, 2015, compensation expense associated with this incentive plan was $-0- and $90,800, respectively.  For the three months and nine months ended September 30, 2014, compensation expense associated with this incentive plan was $54,000 and $186,700, respectively.  This compensation expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net income (loss) and comprehensive income (loss).  At December 31, 2014, accrued compensation for this incentive plan was $666,000 and was presented in "Payroll, Payroll Taxes, and Incentive Compensation Payable" in the accompanying condensed consolidated balance sheets.

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

The notes payable were issued by the Company to the managers in the second quarter of 2015 and range in length from one to two years with payments of principal and interest due quarterly beginning July 29, 2015.  Each of the notes accrue interest at a floating interest rate based on the three-month pound LIBOR rate plus 3%.  The interest rate at September 30, 2015 was 3.57906%.  The aforementioned issuance of 100,000 shares of Company common stock and cash payments of approximately $216,000 occurred in the third quarter of 2015.

Note 6--	Taxes

The interim financial statement provision for income taxes (benefit) is different from the amounts computed by applying the United States federal statutory income tax rate of 34%.  In summary, the reasons for these differences are as follows:

	Nine months ended September 30
	2015	2014

Income taxes (benefit) at U.S. statutory rate	$(439,000)	$(152,000)
State income taxes, net of federal benefit	36,000	25,000
Higher / (lower) effective taxes on earnings/losses
in certain foreign countries	39,000	(6,000)
Foreign corporate income taxes	32,000	8,000
Other, net	59,000	(48,000)

	$(273,000)	$(173,000)

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006.  The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies.  As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income.  In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process.  As of September 30, 2015 and December 31, 2014, management's estimated reserve (net of deposits) for this matter is approximately $136,000 and $122,000, respectively.  There has been no change in this matter during the first nine months of 2015.

Note 7--	Recent Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The standard is effective for fiscal years beginning after December 15, 2017.  The new standard permits the use of either the retrospective or modified retrospective transition method.  The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures, as well its planned transition method.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.1% of worldwide net sales for the nine months ended September 30, 2015 and 75.0% of worldwide net sales for the nine months ended September 30, 2014. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2015, consisted of approximately 45,890 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

All of our sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have an effect on sales and gross margins. U.S. generally accepted accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings from foreign operations may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured by us for sale to our foreign subsidiaries are transacted in U.S. dollars. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

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

Results of Operations

Net Sales. Overall net sales decreased by 14.8% in the three months ended September 30, 2015 compared to the same period in 2014. During the third quarter of 2015 (“Q3 2015”), sales in the United States decreased by 10.8%, and international sales decreased by 27.7% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus all of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 18.4%.

The following table summarizes net sales by geographic market for the three months ended September 30, 2015 and 2014.

	Three months ended September 30,
	2015		2014		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$9,759	80.0%	$10,946	76.5%	$(1,187)	(10.8)%
Australia/New Zealand	283	2.3	399	2.8	(116)	(29.1)
Canada	260	2.2	346	2.4	(86)	(24.9)
Mexico	136	1.1	192	1.3	(56)	(29.2)
Europe	1,304	10.7	1,956	13.7	(652)	(33.3)
Asia	452	3.7	475	3.3	(23)	(4.8)
Consolidated total	$12,194	100.0%	$14,314	100.0%	$(2,120)	(14.8)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,
	2015		2014		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$30,831	78.1%	$32,453	75.0%	$(1,622)	(5.0)%
Australia/New Zealand	984	2.5	1,261	2.9	(277)	(22.0)
Canada	1,028	2.6	993	2.3	35	3.5
Mexico	567	1.4	607	1.4	(40)	(6.6)
Europe	4,651	11.8	6,529	15.1	(1,878)	(28.8)
Asia	1,413	3.6	1,412	3.3	1	0.1
Consolidated total	$39,474	100.0%	$43,255	100.0%	$(3,781)	(8.7)%

The following table sets forth, as of September 30, 2015 and 2014, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. The active distributor count for Europe includes our preferred customers in France. This program began in mid-2013 and the Europe active distributor count as of September 30, 2015 and 2014 includes 3,106 and 2,822 preferred customers, respectively.

	September 30, 2015		September 30, 2014		% Change
	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	33,360	4,500	35,680	5,240	(6.5)%	(14.1)%
Australia/New Zealand	1,210	130	1,290	150	(6.2)	(13.3)
Canada	1,250	230	1,250	260	—	(11.5)
Mexico	1,240	100	1,140	140	8.8	(28.6)
Europe	6,390	630	8,060	920	(20.7)	(31.5)
Asia	2,440	300	2,000	320	22.0	(6.3)
Consolidated total	45,890	5,890	49,420	7,030	(7.1)%	(16.2)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total
Three Months Ended 9/30/15
Sales in Q3 2015 in USD (in 000's)	$9,759	$283	$260	$136	$1,304	$452	$2,435

% change in sales-Q3 2015 vs. Q3 2014:
in USD	-10.8%	-29.1%	-24.9%	-29.2%	-33.3%	-4.8%	-27.7%
due to currency fluctuation	-	-20.3%	-16.8%	-20.1%	-4.9%	-8.3%	-9.3%
Sales in local currency	-10.8%	-8.8%	-8.1%	-9.1%	-28.4%	3.5%	-18.4%

# of new distributors-Q3 2015 (1)	2,135	78	79	134	591	336	1,218
# of new distributors-Q3 2014	2,253	120	75	132	870	273	1,470
% change	-5.2%	-35.0%	5.3%	1.5%	-32.1%	23.1%	-17.1%

# of new Master Affiliates-Q3 2015	249	7	9	4	28	36	84
# of new Master Affiliates-Q3 2014	221	8	12	8	72	19	119
% change	12.7%	-12.5%	-25.0%	-50.0%	-61.1%	89.5%	-29.4%

# of Product orders-Q3 2015	41,888	2,011	1,141	924	5,256	2,991	12,323
# of Product orders-Q3 2014	46,018	2,236	1,148	931	5,697	3,303	13,315
% change	-9.0%	-10.1%	-0.6%	-0.8%	-7.7%	-9.4%	-7.5%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total
Nine Months Ended 9/30/15
Sales in YTD 2015 in USD (in 000's)	$30,831	$984	$1,028	$567	$4,651	$1,413	$8,643

% change in sales-YTD 2015 vs. YTD 2014:
in USD	-5.0%	-22.0%	3.5%	-6.6%	-28.8%	0.1%	-20.0%
due to currency fluctuation	-	-15.6%	-15.5%	-17.4%	-6.4%	-4.3%	-8.6%
Sales in local currency	-5.0%	-6.4%	19.0%	10.8%	-22.4%	4.4%	-11.4%

# of new distributors-YTD 2015 (1)	6,495	204	341	515	2,499	888	4,447
# of new distributors-YTD 2014	6,450	281	245	398	3,863	600	5,387
% change	0.7%	-27.4%	39.2%	29.4%	-35.3%	48.0%	-17.4%

# of new Master Affiliates-YTD 2015	937	25	62	21	156	108	372
# of new Master Affiliates-YTD 2014	772	23	50	36	322	54	485
% change	21.4%	8.7%	24.0%	-41.7%	-51.6%	100.0%	-23.3%

# of Product orders-YTD 2015	128,602	6,117	3,892	3,162	18,195	8,496	39,862
# of Product orders-YTD 2014	138,634	6,624	3,454	2,900	20,017	10,175	43,170
% change	-7.2%	-7.7%	12.7%	9.0%	-9.1%	-16.5%	-7.7%

(1)	The new distributor totals in Europe for Q3 2015 and Q3 2014 include 347 and 443, respectively, new preferred customers in France. The nine-month YTD totals for 2015 and 2014 include 1,563 and 1,676, respectively, new preferred customers in France.

United States

•	Net sales decreased in the United States in Q3 2015 compared to the prior-year quarter as the result of declining distributor enrollments and ordering frequency, coupled by the decrease in the number of active distributors in the United States.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, constituted 18.9% and 15.8% of net sales in the United States, respectively, in Q3 2015 as our marketing focuses on these two products. For the nine months ended September 30, 2015, sales of Reliv Now and LunaRich X represented 19.0% and 15.4%, respectively, of net sales in the United States.
•	Distributor enrollments decreased by 5.2% and new Master Affiliate qualifications increased by 12.7% in Q3 2015 compared to the prior-year quarter. We continue to increase the focus on the business opportunity in 2015; however, our efforts to improve these key metrics have not taken hold at the pace expected.
•	Distributor retention was 71.0% in the first nine months of 2015 compared to 65.9% for all of 2014. Distributor retention is determined by the percentage of active distributors from 2014 that renewed their distributorships in 2015.
•	Our average order size in Q3 2015 increased by 0.3% to $323 at suggested retail value compared to the prior-year quarter; however, the number of product orders in Q3 2015 decreased by 9.0% compared to the prior-year quarter.

International Operations

•	The average foreign exchange rate for the U.S. dollar for the first nine months of 2015 was stronger versus the various local currencies in which we conduct business when compared with the average exchange rates for the same period in 2014, impacting sales negatively by 9.3% in Q3 2015 and by 8.6% for the nine months ended September 30, 2015.
•	Sales in Canada decreased by 8.1% in local currency in Q3 2015, as the average order size in Canada dropped by 8.8% compared to the prior-year quarter to C$420 at suggested retail in Q3 2015.
•	Sales in Mexico decreased by 9.1% in local currency in Q3 2015. Sales and the average order size in Mexico in Q3 2015 were negatively impacted subsequent to the implementation of a value added tax in Mexico on July 1, 2015.
•	Sales in Europe decreased by 28.4% in local currency in Q3 2015 compared to the prior-year quarter. The decline was primarily in the UK as the result of the departure of certain key distributors and a 20.7% decline in the number of active distributors in the European region overall.
•	Sales in Asia increased by 3.5% in local currency in Q3 2015 compared to the prior-year quarter. Minor increases in net sales in the Philippines, Singapore, and Indonesia were partially offset by a continued decline in Malaysia. Sales continue to be impaired in Malaysia as the result of a GST sales tax imposed in the country beginning April 1, 2015.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2015 and 2014. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data

(amounts in thousands)

	Three months ended
	September 30, 2015		September 30, 2014
	Amount	% of net sales	Amount	% of net sales

Net sales	$12,194	100.0%	$14,314	100.0%
Costs and expenses:
Cost of products sold	2,603	21.4	2,968	20.7
Distributor royalties and commissions	4,309	35.3	4,985	34.8
Selling, general and adminstrative	5,660	46.4	6,133	42.9

Income (loss) from operations	(378)	(3.1)	228	1.6
Interest income	29	0.2	31	0.2
Interest expense	(37)	(0.3)	(26)	(0.2)
Other income/(expense)	(72)	(0.6)	(60)	(0.4)

Income (loss) before income taxes	(458)	(3.8)	173	1.2
Provision (benefit) for income taxes	(169)	(1.4)	7	-

Net income (loss)	$(289)	(2.4)%	$166	1.2%

Earnings (loss) per common share- Basic and Diluted	$(0.02)		$0.01

	Nine months ended
	September 30, 2015		September 30, 2014
	Amount	% of net sales	Amount	% of net sales

Net sales	$39,474	100.0%	$43,255	100.0%
Costs and expenses:
Cost of products sold	8,246	20.9	8,855	20.5
Distributor royalties and commissions	14,049	35.6	15,426	35.7
Selling, general and adminstrative	18,245	46.2	19,391	44.8

Loss from operations	(1,066)	(2.7)	(417)	(1.0)
Interest income	89	0.2	100	0.2
Interest expense	(88)	(0.2)	(76)	(0.1)
Other income/(expense)	(227)	(0.6)	(54)	(0.1)

Loss before income taxes	(1,292)	(3.3)	(447)	(1.0)
Benefit from income taxes	(273)	(0.7)	(173)	(0.4)

Net loss	$(1,019)	(2.6)%	$(274)	(0.6)%

Loss per common share-Basic and Diluted	$(0.08)		$(0.02)

Cost of Products Sold:

•	The cost of products sold as a percentage of net sales in the first nine months of 2015 (“YTD 2015”) increased slightly compared to the prior-year period. The cost of shipping distributor orders in the United States increased slightly in YTD 2015 compared to the prior-year period, coupled with lower plant utilization and slightly higher production expenses in YTD 2015 versus the prior-year period. The cost of products sold as a percentage of net sales in Q3 2015 was negatively impacted by the same reasons as YTD 2015.

Distributor Royalties and Commissions:

•	Distributor royalties and commissions as a percentage of net sales for YTD 2015 compared to the prior-year period remained steady. The slight decrease is primarily the result of a lower payout of wholesale commissions as a percentage of net sales. The average order size of U.S. orders increased by 3.8% for YTD 2015, indicating that distributor orders were placed at a higher discount level in YTD 2015. Under our compensation plan, this results in a smaller wholesale commission payout.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $473,000 in the third quarter of 2015 (“Q3 2015”) compared to the same period in 2014, and declined by $1.15 million in YTD 2015 compared to the prior-year period.
•	Salaries, salary-related expenses, and incentive compensation decreased in the aggregate by $452,000 in YTD 2015, compared to the prior-year period. Salaries decreased as the result of headcount reductions in the United States in the latter half of 2014 due to attrition and a voluntary retirement incentive.
•	Other general and administrative expenses decreased by $271,000 in YTD 2015 vs. the prior-year period.
o	Compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary decreased in YTD 2015 by $96,000 compared to the valuation in the prior-year period. During Q2 2015, this long-term incentive agreement became 100% vested and the participants exercised their put option in the agreement. This incentive agreement is described in Note 5 of the Condensed Consolidated Financial Statements.
o	Travel expenses decreased by $131,000 as part of an effort to reduce travel outside of sales events.
o	Consulting fees decreased by $55,000 in YTD 2015 compared to the prior-year period.

Offsetting increases in other G&A expenses include:

o	Property tax expense increased $75,000 compared to the prior year. In 2014, we received a credit on our property taxes as the result of successful appeals on our headquarters property for several prior years.
o	In Mexico, we recognized expense of approximately $130,000 during Q2 2015 related to the write-off of VAT credits and VAT paid on behalf of our distributors as part of an amnesty agreement related to the implementation of a new VAT arrangement in that country.
•	Sales and marketing expenses decreased by $352,000 in YTD 2015 versus the same period in 2014. Components of the decrease include:
o	$168,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$198,000 decrease in promotional expenses in YTD 2015.

Offsetting increases include:

o	$139,000 increase in distributor conferences and meeting expenses. In YTD 2015, we held two regional distributor conferences, and we also resumed our quarterly Master Affiliate Training School program for distributors after a two year absence. Additionally, the cost of our international distributor conference, held this August in St. Louis, was more expensive than the international conference held in the prior-year third quarter.

Other Income/Expense:

•	The net expense in YTD 2015 is primarily the result of foreign currency exchange losses on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes/Benefit:

•	We reported an income tax benefit of $273,000 for YTD 2015, an effective benefit rate of 21.1%.
•	Our effective benefit rate was lower than the U.S. statutory rate of 34% due to the impact of the non-deductible operating loss in the Philippines and income taxes incurred in other foreign countries. In addition, we recognized state income tax expense due to our separate company filing status in several states.

•	See Note 6 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax benefit to the U.S. statutory rate for each period.

Net Income:

•	We recognized a larger net loss in the third quarter of 2015 and the nine-month period of 2015 when compared to the same periods in 2014 as the result of the decline in net sales in the United States and Europe, coupled with the expenses recognized in Mexico as part of the new VAT implementation and amnesty program.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2015, we used $1.10 million of net cash in operating activities, $145,000 was used in investing activities, and we used $585,000 in financing activities. This compares to $720,000 of net cash used in operating activities, $694,000 used in investing activities, and $9,000 used in financing activities in the same period of 2014. Cash and cash equivalents decreased by $1.83 million to $3.16 million as of September 30, 2015 compared to $4.99 million as of December 31, 2014.

Significant changes in working capital items consisted of an increase in inventory of $586,000, an increase in prepaid expenses/other current assets of $123,000, and an increase in refundable income taxes of $214,000 in the first nine months of 2015. The increase in inventory is the result of net sales being lower than forecasted in production schedules, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate business insurance policies. The increase in refundable income taxes is the result of the income tax benefit generated by our year-to-date net loss for 2015.

Investing activities during the first nine months of 2015 consisted of a net investment of $218,000 for capital expenditures, offset by payments received on a distributor note receivable of $72,000. Financing activities during the first nine months of 2015 consisted of the payoff on long-term and line of credit borrowings with our prior bank of $3.83 million, offset by proceeds of $3.25 million under borrowings from our new primary lender.

Stockholders’ equity decreased to $16.12 million at September 30, 2015 compared to $17.00 million at December 31, 2014. The decrease is primarily due to our net loss during the first nine months of 2015 of $1.02 million. Our working capital balance was $5.01 million at September 30, 2015 compared to $5.65 million at December 31, 2014. The current ratio was 1.95 at September 30, 2015, compared to 1.96 at December 31, 2014. The decline in our working capital balance at September 30, 2015 is primarily the result of the decrease in our cash balance.

On September 30, 2015, we entered into series of agreements with a new primary lender which include agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replace similar borrowings under agreements with our former primary lender.

The new $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 2.45% at September 30, 2015.

The new $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of September 30, 2016. As of September 30, 2015, there were no outstanding borrowings on the revolving line of credit.

The proceeds from the new $3.25 million term loan were used to pay off the outstanding term loan and revolving line of credit balances, plus accrued interest, due under loan agreements with our former primary lender. Borrowings under the new lending agreements are secured by all our tangible and intangible assets, a whole life insurance policy on the life of our Chief Executive Officer, and by a mortgage on the real estate of our headquarters. The new lending agreements also include a covenant requiring us to maintain net tangible worth of not less than $9.5 million beginning in December 2015.

Management believes that our cash on hand, internally generated funds, and the new bank loan facilities will be sufficient to meet working capital requirements and our debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-28 of our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2015. Our critical accounting policies remain unchanged as of September 30, 2015.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2015, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

10.1	Promissory Note (term loan) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

10.2	Promissory Note (revolving credit facility) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

10.3	Business Loan Agreement dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

10.4	Deed of Trust dated September 30, 2015 between Reliv International, Inc. as Grantor and Enterprise Bank & Trust (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: November 13, 2015

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 13, 2015

