Form 10-K
period 2015-12-31
RELIV INTERNATIONAL INC
filed 2016-03-24
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $1.26 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.2 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 7, 2016 was 12,919,110 (excluding treasury shares).

Documents Incorporated by Reference

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016, which is expected to be filed no later than 120 days after December 31, 2015	Part III

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

We currently offer 17 nutritional supplements, and our product offering has selectively evolved over our history. Our core line of nutritional supplements which represented 63.8% of net sales for the year ended December 31, 2015, included the following five products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, protein and herbs
•	Innergize! — an isotonic sports supplement in two flavors
•	FibRestore — a high-fiber and antioxidant supplement
•	LunaRich X — a soy concentrate with elevated levels of lunasin, in capsule form

Following the introduction of our LunaRich X capsules in 2013, we experienced a gradual shift in our product sales mix reflecting an increasing emphasis on Reliv NOW and LunaRich X capsules. For the year ended December 31, 2015, Reliv NOW constituted 23.2% of net sales, and LunaRich X capsules represented 17.5%. The combination of Reliv NOW and LunaRich X capsules have increasingly become the focus of our product strategy. As a result of this strategy, in March 2014 we launched our Super Pack product kit that contains four cans of Reliv NOW and two bottles of LunaRich X each containing 120 capsules. The Super Pack was designed as a simple, focused approach that capitalizes on our two most popular products and provides an entry point at a 25% discount for new distributors who want to build a business. Super Packs constituted 5.5% of net sales in 2015. A Super Pack containing Reliv Classic and LunaRich X is also available for our distributors and customers that prefer Reliv Classic.

We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on five of these products —Arthaffect, ReversAge, GlucAffect, ProVantage and 24K. In addition, we have applied for a U.S. patent on our CardioSentials product. We also hold the exclusive license to patents and patent applications related to lunasin through a Technology License Agreement we entered into in July 2013.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Canada, France, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a uniform business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2015, our network consisted of approximately 44,590 distributors —32,270 in the United States and 12,320 across our international markets.

We manufacture all of our powdered nutritional supplements and our LunaRich X capsules at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture all but one of our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

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

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•	Aging Population: The older population (persons 65 years or older) numbered 44.7 million in 2013 according to latest information from the Department of Health and Human Services. They represented 14.1% of the U.S. population, about one in every seven Americans. By 2060, there will be approximately 98 million older persons living in the United States, more than twice their number in 2013. Recent data from the Council for Responsible Nutrition shows that 74% of adults aged 55 and over take dietary supplements. We believe this ever-growing population, living longer lives than in previous decades, will continue to focus on their nutritional needs as they age.

•	Rising Healthcare Costs and Commitment to Health: The cost of healthcare in the United States continues to increase rapidly each year and grew at an annual rate of 5% in 2014 according to the Alatrum Institute. In 2014, U.S. healthcare spending reached $3.0 trillion or $9,523 per person according to the Centers for Medicare and Medicaid Services (CMS). As reported from Frost and Sullivan, approximately 75% of total U.S. health care expenditures are spent on preventable health issues. Many studies have demonstrated that dietary supplements have a positive effect on reducing the potential for health issues and consumers are reacting to this by taking charge of their personal health. In a recent survey conducted by Harris Poll, taking vitamins was in the top five commitments to health and wellness habits. We believe more consumers will seek the use of nutritional supplements to maintain quality of life as well as reduce medical costs.

•	Continued Focus on Weight Management: According to a report published by The State of Obesity in August 2015, almost 35%, or more than one-third of U.S. men and women were obese, as were almost 17% of U.S. children. It is estimated that 86.3% of Americans will be overweight or obese by 2030. Health care costs related to obesity are expected to grow, from $860.7 billion to $956.9 billion by 2030 and currently account for almost 21% of U.S. health care costs according to a report by Cornell University. Being overweight is linked to more than 60 chronic diseases and can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses. According to the Nutrition Business Journal, weight loss supplement sales totaled $2 billion in 2013 which is up 11.6% from 2012. Bearing these facts in mind, we believe that there will be a continual need not only for weight loss products but also for wellness products.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2014 global direct selling market (for all product categories) was estimated to be $182.8 billion, an increase from $178.5 billion in 2013. The WFDSA estimates that the number of individuals engaged in direct selling more than doubled between 1999 and 2014, from 35.9 million sellers to 99.7 million in 2014. The United States had 18.2 million direct sellers in 2014, the most of any country. Globally, wellness products came in as the 2nd top selling category, just a mere 5% behind cosmetics and personal care.

While the United States is currently the largest direct selling market with $34.4 billion in annual sales in 2014, international markets account for 81% of the entire industry, according to the WFDSA. Twenty-three countries (including the United States) have annual direct sales revenue of at least $1 billion and another twenty-seven countries have annual direct sales revenue of at least $100 million, according to the WFDSA.

We believe that we are well positioned to capitalize on the world-wide growth trends in direct sales, as both a developer and manufacturer of proprietary nutritional products, utilizing our network marketing distribution system.

Our Competitive Strengths

We believe that we possess a number of competitive strengths that are key to our growth and profitability in the future.

Leading Marketer of Bioavailable Lunasin-Containing Products. As a result of our Technology License Agreement with Soy Labs LLC, we control certain technology and proprietary testing and manufacturing processes that allow us to produce LunaRich X, to our knowledge, the only commercial source of soy concentrate with elevated levels of bioactive lunasin. One 310 mg capsule of LunaRich X contains an amount of lunasin equivalent to 25 grams of high quality soy protein. In addition to our LunaRich X capsules, we fortified six other nutritional supplements with LunaRich X so that a serving of those products yields an amount of lunasin equivalent to consuming 25 grams of soy protein. The products fortified with LunaRich X are Reliv NOW, Reliv NOW for Kids, ProVantage, GlucAffect, SoySentials, and Slimplicity.

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

In-House Development and Production. We have developed substantially all of our nutritional supplement and food products utilizing nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D., our Chief Scientific Officer and Vice Chairman. In addition, we consult regularly with other industry professionals with respect to developments in nutritional science, product enhancements and new products. Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. In 2015, we installed an encapsulator and bottling line to produce our LunaRich X capsules. We outsource our ready-to-drink product, 24K. We believe our ability to formulate and manufacture all but one of our own nutritional supplement products enables us to maintain our high standards of quality assurance and proprietary product composition.

Experienced Ambassador Team. Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2015, we had approximately 376 Ambassadors worldwide.

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 20 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 7, 2016, our directors and executive officers beneficially own approximately 37.6% of our common stock.

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

Increase Appeal to Broader Demographic. Traditionally, our customer and distributor demographic has skewed towards baby boomers and older individuals searching for nutritional solutions to supplement their diet and support overall wellness.  While continuing to maintain our focus on the needs of this important segment, we believe there is an opportunity to expand our sales and distributor base by increasing our appeal to younger generations interested in nutrition and an active healthy lifestyle.  We believe the nutritional aspects and convenience of 24K, our healthy energy and mental focus drink, will attract health conscious on-the-go individuals, many of whom fall within the under-40 demographic.  Further, we maintain an active presence on popular social media sites including Facebook, Twitter, YouTube and several other social networks that are popular with younger generations.  Our internal social media team is comprised of Gen X and Gen Y staffers who regularly interact with distributors, customers and prospects. We plan to continue to develop products and programs and expand our technology offerings in an effort to further appeal to younger generations interested in healthy active lifestyles and a vibrant evolving business opportunity.

Expand in Existing and New International Markets. We believe there is a significant opportunity to increase our net sales in international markets. We have a business model that is compatible across all of our markets and encourages our distributors to pursue their business in multiple markets. We believe this business model supports expansion of our distributor network in our existing international markets and will provide a framework that facilitates our entry into new international markets. To that end, we continue to monitor business conditions in potential new markets and will selectively expand as timing and conditions are appropriate.

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

Expand and Improve our Manufacturing and Distribution Capabilities. We currently manufacture all of our powdered nutritional supplements and LunaRich X capsules at our facility in Chesterfield, Missouri. This allows us to precisely control product composition and quality assurance as well as better manage inventory levels. Periodically, we make appropriate investments that enhance our manufacturing capabilities and capacity to further leverage our existing facilities and trained production staff. In the second half of 2014, we purchased and installed an encapsulation production line in our facility in Chesterfield, Missouri. We expect to continue to make appropriate investments in our manufacturing and fulfillment facilities.

Our Products

Product Overview

Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. All but two of our supplements are in powdered form that the consumer mixes with water, juice or other liquid. 24K is a ready-to-drink nutritional supplement, and LunaRich X is available in capsule form.

We currently offer 17 nutritional supplements. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize!, and FibRestore — along with LunaRich X capsules, our newest product, to be our primary or “core” products.

The following table summarizes our product categories as of December 31, 2015. The net sales figures are for the year ended December 31, 2015:

Product Category	Product Name	% of 2015 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv NOW	20.8	1988
	Reliv Classic	9.2	1988
	NOW for Kids	4.1	2000

Specific Wellness	FibRestore	10.2	1993
	Arthaffect	6.6	1996
	ReversAge	3.4	2000
	SoySentials	1.7	1998
	CardioSentials	1.4	2005
	GlucAffect	1.2	2008
	24K	2.0	2011
	LunaRich X capsules	15.7	2013

Weight Management	Meal Replacements(2)	1.1	Various
	Cellebrate	0.7	1995

Sports Nutrition	Innergize!	7.9	1991
	ProVantage	3.0	1997

Other	Skin Care, Sweetener, and Reliv Delight(3)	0.6	Various

(1)	This table does not include net sales for the year ended December 31, 2015 related to freight and handling and sales of marketing materials, which represented approximately 10.4% of net sales for the year ended December 31, 2015.
(2)	Since its introduction in February 2007, our Slimplicity Meal Replacement formula has replaced Reliv Ultrim-Plus (available since 1988) in all but our Canadian and Mexican markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market. In October 2013, Reliv ReShape was launched in our Australian and New Zealand markets, at which time Slimsimply was discontinued in those markets.
(3)	Our skin care products were discontinued in 2015, and our sweetener product was discontinued in early 2016. Reliv Delight is expected to be discontinued once remaining inventory is exhausted.

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

Specific Wellness Supplements

Our line of eight specific wellness supplements contains specific compounds that target certain nutritional needs and promote health. Each product is intended to work in conjunction with our basic nutritional supplement formulas to provide an effective and balanced method for sustaining health and well-being.

•	ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level; and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, France, the Netherlands and Ireland. In Canada, the product is marketed as Nutriversal.

•	SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States and Mexico.

•	CardioSentials is a berry-flavored nutritional supplement introduced in February 2005 that promotes heart health. The product contains 1,500 mg of phytosterols per serving, policosanol and several powerful antioxidants. In a clinical study of this product, participants experienced meaningful reductions in cholesterol as well as improvement in their high-density lipoprotein, or HDL, and low-density lipoprotein, or LDL, ratios. We have applied for a U.S. patent on CardioSentials. CardioSentials is available only in the United States.

•	Arthaffect is a patented nutritional supplement containing Arthred, a form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines, Malaysia, Singapore, and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

•	FibRestore is a nutritional supplement containing fiber, vitamins, minerals and herbs. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony to comply with Canada’s nutritional regulations. FibRestore is available in all of the countries in which we operate.

•	GlucAffect is a patented cinnamon cream flavored nutritional supplement launched in November 2008. GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss. We received a U.S. patent on GlucAffect in February 2012. GlucAffect is available in the United States and Canada.

•	24K is a patented ready-to-drink product that was introduced in February 2011. 24K is our first ready-to-drink nutritional supplement available in a multi-serving 30-ounce bottle and in a two-ounce double serving bottle. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief. It contains no caffeine and only 5 calories per serving. 24K is available only in the United States.

•	LunaRich X, our newest product, was introduced in January 2013. LunaRich X is our only nutritional supplement available in capsule form and comes in a bottle of 60 or 120 capsules. LunaRich X is a soy concentrate with elevated levels of lunasin, a soy peptide shown to have heart health and wellness benefits. LunaRich X is currently available in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Austria, the Netherlands, Indonesia, the Philippines and Singapore. The product is marketed as LunaRich C in Germany, Austria, the United Kingdom, France, the Netherlands and Ireland due to local regulations.

Weight Management Supplements

Our four weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and health enhancing soy protein. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle mass.

•	Slimplicity is a meal replacement intended for use in an overall program that includes proper diet and exercise and is focused on facilitating weight loss and developing healthier lifestyle choices. Slimplicity is currently available in the United States, France, Germany, Austria, the Netherlands, Ireland and the United Kingdom.

•	Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program. Reliv Ultrim-Plus is only sold in Canada and Mexico. Reliv Ultrim-Plus is no longer available in our other markets due to the introduction of our Slimplicity meal replacement product.

•	Reliv ReShape is designed as a meal replacement or a nutritious snack delivering 12 grams of protein. Reliv ReShape was introduced in October 2013 and is only sold in Australia and New Zealand. Reliv ReShape replaced Slimsimply in Australia and New Zealand upon its introduction.

•	Cellebrate is a weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body’s fat burning process. Cellebrate is available in the United States and Canada.

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

For the years ended December 31, 2015 and 2014, our research and development expenses were $765,000 and $618,000, respectively.

SL Technology, Inc.

In mid-2013, we formed a wholly-owned subsidiary, SL Technology, Inc. (“SLTI”) for the purpose of entering into a Technology License Agreement (the “License Agreement”) with Soy Labs, LLC (“Soy Labs”). Pursuant to this License Agreement, Soy Labs granted SLTI an exclusive license for its intellectual property related to its soy concentrate with elevated levels of bioactive lunasin and other soy-related ingredients. The license covers an issued patent and several patent applications related to lunasin and soy-related peptides, proprietary information and manufacturing processes of Soy Labs. See Note 6 to our Consolidated Financial Statements for more information on the terms of the License Agreement.

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

Our distributors consist principally of individuals, although we also permit entities such as corporations, partnerships, limited liability companies and trusts to become distributors. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $40 plus sales tax in the United States, as of February 1, 2016) consisting of a Distributor Guide and CD, business forms and promotional materials. The Distributor Agreement, when accepted by us, becomes the contract between us and the distributor and obligates the distributor to the terms of the agreement, which includes our Policies and Procedures for conduct of their business. All distributors are independent contractors and are not our employees.

In each country in which we conduct business, distributors operate under a compensation system pursuant to which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

Designation	Discount
Retail Distributor(1)	20%
Affiliate	25%
Key Affiliate	30%
Senior Affiliate	35%
Master Affiliate	40	% (2)
Director	40	% (2)
Key Director	40	% (2)
Senior Director	40	% (2)
Master Director/Ambassador	40	% (2)
Presidential Director/Ambassador	40	% (2)

(1)	Effective February 1, 2016, we made adjustments to our distributor compensation plan. Among the changes made, we reduced the purchasing discount of a Retail Distributor to 10%; however, the distributor is able to reach the Affiliate level through cumulative purchases totaling $750 at suggested retail.
(2)	In addition to discounts, these levels also receive commissions based on sales in their downline organization.

Distributors purchase products from us at a discount from the suggested retail price for the products and then may sell the product at retail to customers, sell the product to other distributors at wholesale or consume the product. The amount of the discount varies depending on the distributor’s level of achievement, as indicated above.

Distributors generate income equal to the difference between the price at which they sell the product to customers and the discounted price they pay for the product. Distributors also earn wholesale commissions on products purchased by downline distributors in the distributor’s sponsored group equal to the difference between the price at which the distributor is entitled to purchase product and the price at which downline distributors purchase product. We calculate payments and issue a check directly to the qualified distributor once a month. For example, assume Distributor A is a 40% discount Master Affiliate who signs up Distributor B, a 30% discount Key Affiliate, who signs up Distributor C, a 10% discount Retail Distributor. If Distributor C purchases directly from us, a 10% wholesale profit check will be sent to Distributor A and a 20% wholesale profit check will be sent to Distributor B.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2015, we had approximately 376 Ambassadors worldwide. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2015, we sponsored numerous special events in cities across all of our markets led by corporate executives and/or experienced Ambassadors;

•	For each market in which we operate, we sponsor an annual conference for distributors; and

•	In the United States during 2015, we sponsored an annual International Conference in the summer for all worldwide distributors and winter conferences on each coast for U.S. distributors.

During 2015, we invested approximately $1.96 million in training, conferences and promotional events for our distributors worldwide compared with $1.97 million in 2014.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and our first product outside of the United States in 1991 when we entered Australia. In 2015, approximately 22.0% of our net sales were generated outside of the United States.

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

Within the United States, we sell our products to distributors in all 50 states. We derived 41.5% of our domestic net sales in 2015 in California, Pennsylvania, Illinois, Michigan, Texas, Ohio, and Florida, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2015, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ Europe, Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, and PT Reliv’ Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

We believe that there is a significant opportunity to increase sales in our current international markets, as a whole. We have established a consistent business model and compensation plan across all of our markets, and we continue to support our international markets with additional marketing programs and materials.

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

Where regulatory approval in a foreign market is required, we utilize local counsel and/or consultants to work with regulatory agencies to confirm that all of the ingredients in our products are permissible within the new market. Where reformulation of one or more of our products is required, we attempt to obtain substitute or replacement ingredients. During the regulatory compliance process, we may alter the formulation, packaging, branding or labeling of our products to conform to applicable regulations as well as local variations in customs and consumer habits, and we may modify some aspects of our network marketing system as necessary to comply with applicable regulations.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements and LunaRich X capsules for distribution both domestically and internationally. Only our 24K product is manufactured by a third party.

Our ability to manufacture most of our nutritional supplements is a competitive advantage over competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and canning and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product of our 24K. By monitoring and testing products at all stages of the manufacturing process, we precisely control product composition. In addition, we believe we can more efficiently control costs by manufacturing all but one of our own nutritional supplements.

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. The certification of our Chesterfield site by the Australian TGA also satisfied Canadian requirements. In 2013, our Chesterfield plant was audited by the Australian TGA. Our current certification is valid until April 2017.

Fulfillment

Distributors order product in case lots of individual quantities and pay for the goods prior to shipment. We offer a program for distributors and their retail customers to order product in less than case lots directly from us by phone or internet order. Direct Advantage, an automatic monthly reorder program available for distributors and customers, provides a simple and convenient ordering process for consumers as well as distributors wanting to satisfy maintenance requirements. Product is shipped directly to the distributor or customer and upline distributors earn wholesale profits or, if applicable, a commission on all Direct Advantage sales.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.24% and 0.25% of net sales in 2015 and 2014, respectively.

Information Technology Systems

In order to facilitate growth in the future and support our distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure data connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; and (4) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We continue to pursue initiatives to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we continue to make improvements to our shopping cart platform, and we have run periodic incentives to encourage distributors to place their orders via the internet. As a result of these initiatives, approximately 55% of our order volume in the United States is placed via internet.

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

Regulation

Product Regulation

The formulation, manufacturing, labeling and advertising or promotion of our products are subject to regulation by the Food and Drug Administration, or FDA, which regulates our products under the federal Food, Drug and Cosmetic Act, or FDCA, the Federal Trade Commission, or FTC, and various agencies of the states or countries into which our products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of our food products and also with respect to the formulation of those products. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food or cosmetic. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990, or NLEA, and the Dietary Supplement Health and Education Act of 1994, or DSHEA, and related regulations. Such legislation governs the formulation, manufacturing, marketing and sale of nutritional supplements, including the content and presentation of health-related information included on the labels or labeling of nutritional supplements.

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

The manufacture of dietary supplements is subject to existing FDA current good manufacturing practice, or cGMP, regulations for food. In June 2007, the FDA issued regulations relating to more detailed cGMP specifically for dietary supplements. Under these regulations, we qualify as a small business and became subject to the regulations in June 2009. We are periodically audited by the FDA and believe our systems and facilities in Chesterfield are in full compliance with cGMP.

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

Competition

The business of developing and distributing nutritional products such as those we offer is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. Our competitors include both network marketing companies such as Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Mannatech, Inc., Nature’s Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as specialty and mass retail establishments. Our ability to remain competitive depends on the underlying science and high quality of our products and our success in recruiting and retaining distributors. The pool of individuals interested in network marketing tends to be limited in each market and may be reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. We believe that we offer a rewarding compensation plan with attractive financial benefits to compete for the time, attention and commitment of distributors. Our compensation plan is seamless, permitting international expansion.

Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. The Reliv Ultrim-Plus, Slimplicity, ReShape and Cellebrate products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. 24K competes with 5-Hour Energy and numerous other liquid energy shots and drinks. With Arthaffect, FibRestore, ReversAge, GlucAffect, CardioSentials, SoySentials, and LunaRich X, we are in the specific wellness needs, food and anti-aging markets, which are extremely competitive and led by the major food companies.

Employees

As of December 31, 2015, we and all of our subsidiaries had approximately 189 full-time employees compared with 195 such employees at the end of 2014.

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

The following table summarizes information related to our worldwide facilities as of March 7, 2016:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/ warehouse/distribution	5,740	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Guadalajara, Mexico	central office/warehouse/call center	2,400	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	2,700	Leased
Redditch (Birmingham), England, UK	central office/ warehouse/distribution	11,500	Leased
Subang Jaya (Kuala Lumpur), Malaysia	central office/call center	1,300	Leased
Jakarta, Indonesia	central office/ warehouse/distribution	1,100	Leased

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

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2015 and 2014.

	High	Low	Dividend

Year Ending December 31, 2015
Fourth Quarter	$0.79	$0.37	$-
Third Quarter	1.38	0.67	-
Second Quarter	1.40	1.06	-
First Quarter	1.24	1.07	-

Year Ending December 31, 2014
Fourth Quarter	$1.71	$1.15	$-
Third Quarter	1.93	1.14	-
Second Quarter	2.68	1.51	-
First Quarter	2.82	1.75	-

As of March 7, 2016, there were approximately 885 holders of record of our common stock and an additional 2,787 beneficial owners, including shares of common stock held in street name.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.0% of worldwide net sales for the year ended December 31, 2015 compared to approximately 75.5% for the year ended December 31, 2014. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2015, consisted of approximately 44,590 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Cost of products sold primarily consists of expenses related to raw materials, labor, quality control and overhead directly associated with production of our products and sales materials, as well as shipping costs relating to the shipment of products to distributors, and duties and taxes associated with product exports. Cost of products sold is impacted by the cost of the ingredients used in our products, the cost of shipping distributors’ orders, and our efficiency in managing the production of our products.

Distributor royalties and commissions are monthly payments made to distributors, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which typically ranges between 80% and 90% of the suggested retail price of each product. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward. We have implemented or are in the process of implementing similar pricing structures in all of our international markets.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales decreased by 9.7% worldwide, as net sales in the United States decreased by 6.8% in the year ended December 31, 2015 compared with 2014. During 2015, our international net sales decreased by 18.8% over the prior year with 8.3% of the decline due to the impact of foreign currency fluctuation as the result of a stronger U.S. dollar. Net sales in Europe, our largest foreign market, decreased by 25.4% in 2015 compared to the prior year, with 5.8% of that decline due to the impact of foreign currency fluctuation.

The following table summarizes net sales by geographic market for the years ended December 31, 2015 and 2014.

Net Sales by Market	Year Ended December 31,
(in thousands)	2015		2014		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$40,385	78.0%	$43,323	75.5%	$(2,938)	(6.8)%
Australia/New Zealand	1,280	2.5	1,642	2.9	(362)	(22.0)
Canada	1,297	2.5	1,367	2.4	(70)	(5.1)
Mexico	719	1.4	796	1.4	(77)	(9.7)
Europe	6,192	12.0	8,301	14.5	(2,109)	(25.4)
Asia	1,896	3.6	1,916	3.3	(20)	(1.0)

Consolidated total	$51,769	100.0%	$57,345	100.0%	$(5,576)	(9.7)%

The following table sets forth, as of December 31, 2015 and 2014, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews its distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliates and above in their downline organization. For the December 31, 2015 and 2014 data, the active distributor count for Europe includes our preferred customers in France. This program began in mid-2013 and the Europe active distributor count as of December 31, 2015 and 2014 includes 3,053 and 2,945 preferred customers, respectively.

Active Distributors/Master	December 31, 2015		December 31, 2014		% Change
Affiliates by Market	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above	Active Distributors	Master Affiliates and Above

United States	32,270	4,740	34,650	5,360	(6.9)%	(11.6)%
Australia/New Zealand	1,170	140	1,300	150	(10.0)	(6.7)
Canada	1,200	230	1,200	250	0.0	(8.0)
Mexico	1,220	110	1,130	140	8.0	(21.4)
Europe	6,300	650	7,640	890	(17.5)	(27.0)
Asia	2,430	330	2,050	340	18.5	(2.9)

Consolidated total	44,590	6,200	47,970	7,130	(7.0)%	(13.0)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total

Sales in 2015 in USD (in 000's)	$40,385	$1,280	$1,297	$719	$6,192	$1,896	$11,384

% change in sales-2015 vs. 2014:
In USD	-6.8%	-22.0%	-5.1%	-9.7%	-25.4%	-1.0%	-18.8%
Due to currency fluctuation	-	-15.3%	-14.7%	-17.3%	-5.8%	-4.8%	-8.3%
Sales in local currency	-6.8%	-6.7%	9.6%	7.6%	-19.6%	3.8%	-10.5%

# of new distributors-2015	8,069	253	403	662	3,247	1,256	5,821
# of new distributors-2014	8,338	367	344	531	4,785	927	6,954
% change	-3.2%	-31.1%	17.2%	24.7%	-32.1%	35.5%	-16.3%

# of new Master Affiliates-2015	1,302	28	67	30	185	163	473
# of new Master Affiliates-2014	1,085	30	72	39	373	93	607
% change	20.0%	-6.7%	-6.9%	-23.1%	-50.4%	75.3%	-22.1%

# of Product orders-2015	167,947	8,064	4,999	4,143	24,103	11,484	52,793
# of Product orders-2014	182,200	8,829	4,720	3,843	26,221	13,170	56,783
% change	-7.8%	-8.7%	5.9%	7.8%	-8.1%	-12.8%	-7.0%

(1)	The new distributor totals in Europe for 2015 and 2014 include 1,987 and 2,200, respectively, new preferred customers in France. The preferred customer program began in mid-2013.

United States

•	Net sales decreased in the United States in 2015 compared to 2014 as the result of declining distributor enrollments and ordering frequency, coupled with the decrease in the number of active distributors in the United States.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, constituted 18.8% and 15.5% of net sales in the United States, respectively, in 2015 as our marketing focuses on these two products. For 2014, sales of Reliv Now and LunaRich X represented 16.5% and 13.4%, respectively, of net sales in the United States.
•	Distributor enrollments decreased by 3.2%, but new Master Affiliate qualifications increased by 20.0% in 2015 compared to the prior year. We increased the focus on the business opportunity in 2015; however, our efforts to improve these key metrics have not taken hold at the pace expected. Effective February 1, 2016, we updated our distributor compensation plan to increase the qualification requirements to reach Master Affiliate and introduced a new preferred customer program.
•	Distributor retention was 71.1% in 2015 compared to 65.9% for all of 2014. Distributor retention is determined by the percentage of active distributors from 2014 that renewed their distributorships in 2015.
•	Our average order size in 2015 increased by 2.0% to $335 at suggested retail value compared to the prior year; however, the number of product orders in 2015 decreased by 7.8% compared to the prior year.

International Operations

•	The average foreign exchange rate for the U.S. dollar for 2015 was stronger versus the various local currencies in which we conduct business when compared with the average exchange rates for 2014, impacting sales negatively by 8.3% in 2015.
•	The stronger U.S. dollar also had a negative impact on gross margins in all of our foreign markets as the foreign cost of goods sold is denominated in U.S. dollars.

Canada

•	Canada follows nearly the same marketing plan as the United States.
•	Sales in Canada increased by 9.6% in local currency in 2015, as new distributor enrollments increased 17.2% in 2015 when compared to the prior year. The number of product orders commensurately increased by 5.9% in 2015 when compared to 2014.

Mexico

•	Sales in Mexico increased by 7.6% in local currency in 2015 when compared to the prior year. However, sales and the average order size in Mexico in the second half of 2015 were negatively impacted subsequent to the implementation of a value added tax in Mexico on July 1, 2015.

Europe

•	Our European region includes sales from operations in the United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
•	Sales in Europe decreased by 19.6% in local currency in 2015 compared to the prior year. The decline was primarily in the UK as the result of the departure of certain key distributors and a 17.5% decline in the number of active distributors in the European region overall.

Asia Pacific

•	Our Asia Pacific region includes Australia/New Zealand, as well as the Asian markets of the Philippines, Malaysia, Singapore, and Indonesia. These markets share much of the same management team and marketing strategies.
•	Sales in Australia/New Zealand decreased by 6.7% in local currency in 2015 compared to the prior-year period, as new distributor enrollments decreased by 31.1% in 2015 compared to 2014.
•	Sales in Asia increased by 3.8% in local currency in 2015 compared to the prior year. Minor increases in net sales in the Philippines, Singapore, and Indonesia were partially offset by a continued decline in Malaysia. Sales continue to be impaired in Malaysia as the result of a GST sales tax imposed in the country beginning April 1, 2015.
•	New distributor enrollments increased by 35.5% in the region in 2015 compared to the prior year and new Master Affiliate qualifications increased by 75.3% in 2015 compared to 2014.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2015 and 2014. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Statement of Operations data
(amounts in thousands)	2015		2014
	Amount	% of net sales	Amount	% of net sales

Net sales	$51,769	100.0%	$57,345	100.0%

Costs and expenses:
Cost of products sold	11,086	21.4	11,658	20.3
Distributor royalties and commissions	18,410	35.6	20,543	35.8
Selling, general and adminstrative	23,547	45.5	25,048	43.7

Income (loss) from operations	(1,274)	(2.5)	96	0.2
Interest income	117	0.2	132	0.2
Interest expense	(114)	(0.2)	(100)	(0.2)
Other income/(expense)	(192)	(0.4)	(151)	(0.2)

Income (loss) before income taxes	(1,463)	(2.9)	(23)	0.0
Provision (benefit) for income taxes	(238)	(0.5)	(748)	(1.3)

Net income (loss)	$(1,225)	(2.4)%	$725	1.3%

Earnings (loss) per common share-Basic	$(0.10)		$0.06
Earnings (loss) per common share-Diluted	$(0.10)		$0.06

Cost of Products Sold:

•	The cost of products sold as a percentage of net sales in 2015 increased by 1.1% compared to the prior-year period. Lower plant utilization and slightly higher production expenses, a 2.7% increase in the cost of shipping distributor orders in the United States, and a reduced gross margin percentage on foreign sales as foreign cost of goods sold is denominated in U.S. dollars are the primary factors for the increase in cost of goods sold as a percentage of net sales in 2015.

Distributor Royalties and Commissions:

•	Distributor royalties and commissions as a percentage of net sales for 2015 compared to the prior-year period remained relatively steady. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $1.50 million in 2015 compared to the prior-year period.
•	Salaries, salary-related expenses, and incentive compensation decreased in the aggregate by $896,000 in 2015, compared to the prior-year period. Salaries decreased as the result of headcount reductions in the United States in the latter half of 2014 due to attrition and a voluntary retirement incentive.
•	Other general and administrative expenses decreased by $99,000 in 2015 versus the prior-year period.
o	Compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary decreased in 2015 by $46,000 compared to the valuation in the prior-year period. During the second quarter of 2015, this long-term incentive agreement became 100% vested and the participants exercised their put option in the agreement. This incentive agreement is described in Note 13 of the Consolidated Financial Statements.

o	Travel expenses decreased by $145,000 as part of an effort to reduce travel outside of sales events.
o	Consulting fees decreased by $42,000 in 2015 compared to the prior-year period.
o	Business insurance expense decreased by $56,000 in 2015 compared to the prior-year period.

Offsetting increases in other G&A expenses include:

o	Property tax expense increased $78,000 compared to the prior year. In 2014, we received a credit on our property taxes as the result of successful appeals on our headquarters property for several prior years.
o	In Mexico, we recognized expense of approximately $130,000 during the second quarter of 2015 related to the write-off of VAT credits and VAT paid on behalf of our distributors as part of an amnesty agreement related to the implementation of a new VAT arrangement in that country.
o	Research and development expenses increased by $138,000 in 2015 compared to the prior-year period as a result of expenses incurred in an ongoing clinical study on some of our nutritional supplements.
•	Sales and marketing expenses decreased by $404,000 in 2015 versus 2014. Components of the decrease include:
o	$278,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$56,000 decrease in promotional expenses in 2015 compared to 2014.
o	$54,000 decrease in newsletter expenses in 2015 compared to 2014.

Offsetting increases include:

o	$87,000 increase in distributor conferences and meeting expenses. In 2015, we held two regional distributor conferences, and we also resumed our quarterly Master Affiliate Training School program for distributors after a two-year absence. Additionally, the cost of our international distributor conference, held this August in St. Louis, was more expensive than the international conference held in the prior-year third quarter.

Other Income/Expense:

•	The net expense in 2015 and 2014 is primarily the result of foreign currency exchange losses on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes/Benefit:

•	We reported an income tax benefit of $238,000 for 2015, an effective rate of 16.3%.
•	Our effective rate was lower than the U.S. statutory rate of 34% due to the impact of the non-deductible operating loss in the Philippines and income taxes incurred in other foreign countries. In our European subsidiary, we recorded a reduction to our deferred tax assets as the result of reduction in income tax rates beginning in 2017. In addition, we recognized state income tax expense due to our separate company filing status in several states.
•	In 2014, we reported an income tax benefit of $748,000 as the result of a deferred tax benefit of $758,000 recorded in the fourth quarter of 2014. The deferred tax benefit related to the release of a valuation allowance on net operating loss carryforwards in our European subsidiary that were previously fully reserved.
•	See Note 11 of the Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each year.

Net Income:

•	We recognized a net loss in 2015 when compared to net income in 2014 as the result of the decline in net sales in the United States and Europe. Additionally, net income for 2014 was favorably impacted as the result of the deferred tax benefit recorded to release the valuation allowance on the European net operating loss carryforwards.

Liquidity and Capital Resources

We used $800,000 of net cash during 2015 in operating activities, $146,000 was used in investing activities, and $733,000 was used in financing activities. This compares with $392,000 of net cash used in operating activities, $1.07 million used in investing activities, and $133,000 used in financing activities in 2014. Cash and cash equivalents decreased by $1.73 million to $3.26 million as of December 31, 2015 compared to December 31, 2014.

Significant changes in working capital items consisted of a decrease in accounts receivable of $157,000, an increase in inventory of $138,000, an increase in refundable income taxes of $264,000, and a decrease in accounts payable, accrued expenses and other non-current liabilities of $603,000 in 2015. The decrease in accounts receivable is the result of the write-off of VAT credits during Q2 2015 related to the implementation of a new VAT arrangement in Mexico. The increase in refundable income taxes is the result of our net current year operating loss in the United States. The decrease in accounts payable, accrued expenses, and other non-current liabilities is primarily the result of the settlement of a long-term incentive agreement with our management team in our European subsidiary resulting in the issuance of notes payable, our common stock, and cash.

Our net investing activities included $243,000 and $908,000 in net capital expenditures, offset by payments received on a distributor note receivable of $97,000 and $91,000, for the years ended December 31, 2015 and 2014, respectively. Payment of premiums for key-man life insurance was $252,000 in 2014; however, no payment of premiums was made in 2015.

Financing activities during 2015 consisted of the payoff of our long-term and line of credit borrowings with our prior bank of $3.98 million, offset by proceeds of $3.25 million under borrowings from our new primary lender. Financing activities in 2014 consisted of $500,000 in proceeds from draw-downs on the revolving line of credit and principal payments of $633,000 on long-term borrowings. No cash dividends were paid in 2015 or 2014.

Stockholders’ equity decreased to $15.88 million at December 31, 2015 compared with $17.00 million at December 31, 2014. The decrease is primarily the result of our net loss of $1.22 million in 2015. Other changes to equity include an unfavorable adjustment in our cumulative foreign currency translation adjustment of $68,000, $117,000 of common stock issued as settlement of the long-term incentive agreement with the European management team, and other transactions related to equity-based compensation with a net increase in equity of $63,000.

Our working capital balance was $5.08 million at December 31, 2015 compared to $5.65 million at December 31, 2014. The current ratio at December 31, 2015 was 2.08 compared with 1.96 at the previous year-end.

On September 30, 2015, we entered into series of agreements with a new primary lender which include agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replace similar borrowings under agreements with our former primary lender.

The new $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 2.494% at December 31, 2015.

The new $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of September 30, 2016. As of December 31, 2015, there were no outstanding borrowings on the revolving line of credit.

The proceeds from the new $3.25 million term loan were used to pay off the outstanding term loan and revolving line of credit balances, plus accrued interest, due under loan agreements with our former primary lender. Borrowings under the new lending agreements are secured by all our tangible and intangible assets, a whole life insurance policy on the life of our Chief Executive Officer, and by a mortgage on the real estate of our headquarters. The terms of these new lending agreements are described in Note 6 of the Consolidated Financial Statements. The new lending agreements also include a quarterly covenant requiring us to maintain net tangible worth of not less than $9.5 million. As of December 31, 2015, we were in compliance with our loan covenant requirement, with a net tangible worth of $10.9 million.

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

Actual and estimated returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for a distributor to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.24% and 0.25% of net sales in 2015 and 2014, respectively. We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

At December 31, 2015, we had deferred tax assets related to net operating loss carryforwards and other income tax credits with a tax value of $3.1 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $2.5 million has been established for these deferred tax assets based on the weight of positive and negative evidence considered, including history of income or loss, projected future taxable income, availability of tax planning strategies and the expiration dates of these carryforwards. In 2014, we recorded a tax benefit of $758,000 due to a reduction of the valuation allowance related to deferred tax assets for net operating losses of approximately $3.6 million in our United Kingdom subsidiary. Based on our assessment, we reduced the United Kingdom’s NOL valuation allowance because the weight of evidence regarding the future realizability of the deferred tax assets had become predominantly positive and realization of the deferred tax assets was more likely than not. The positive evidence considered primarily related to three years of consistent profitability while the only negative evidence was historical losses prior to 2012 for this subsidiary. As of December 31, 2015 the net deferred tax asset attributable to the United Kingdom subsidiary’s net operating loss carryforward was $623,000.

Current-Year Adoption of Recent Accounting Pronouncements

Discussion regarding our adoption of accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

Item No. 8 - Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2015, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Governance

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 26, 2016, which is expected to be filed with the Commission within 120 days after December 31, 2015.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 26, 2016, which is expected to be filed with the Commission within 120 days after December 31, 2015.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 26, 2016, which is expected to be filed with the Commission within 120 days after December 31, 2015.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 26, 2016, which is expected to be filed with the Commission within 120 days after December 31, 2015.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 26, 2016, which is expected to be filed with the Commission within 120 days after December 31, 2015.

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

Date: March 24, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: March 24, 2016

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 24, 2016

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 24, 2016

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Senior Vice-President, Secretary, Director

Date: March 24, 2016

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 24, 2016

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 24, 2016

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 24, 2016

By:	/s/ David T. Thibodeau
David T. Thibodeau, Director

Date: March 24, 2016

Exhibit Index

Exhibit
Number	Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2	By-Laws (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.3	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.4	Certificate of Designation to Create a Class of Series A Preferred Stock for Reliv’ International, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Registrant for quarter ended March 31, 2003).

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	Amended Exclusive License Agreement with Theodore P. Kalogris dated December 1, 1991 (incorporated by reference to Exhibit 10.1 to the Form 10-K of the Registrant for the year ended December 31, 1992).

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated March 31, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 3, 2014).

10.4*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.5*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.6*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.7*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.8*	2014 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed November 19, 2014).

10.9*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.10*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.11*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.12*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.13*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.15	Loan Sale Agreement between 2010-1 RADC/CADC Venture, LLC and Reliv International, Inc. dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended March 31, 2012).

10.16	Technology License Agreement by and between SL Technology, Inc. and Soy Labs, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 25, 2013).

10.17	Agreement by and among Reliv International, Inc., SL Technology, Inc., Soy Labs, LLC and 1Soy, Inc. dated July 23, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 25, 2013).

10.18	Promissory Note (term loan) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed November 13, 2015).

10.19	Promissory Note (revolving credit facility) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 13, 2015).

10.20	Business Loan Agreement dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed November 13, 2015).

10.21	Deed of Trust dated September 30, 2015 between Reliv International, Inc. as Grantor and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Registrant filed November 13, 2015).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

Reliv’ International, Inc.

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of net income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 24, 2016

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$3,262,263	$4,989,392
Accounts receivable, less allowances of $30,200 in 2015 and $26,300 in 2014	89,376	265,530
Accounts due from employees and distributors	134,668	121,208
Inventories:
Finished goods	3,657,612	3,782,171
Raw materials	1,382,635	1,216,031
Sales aids and promotional materials	132,475	179,263
Total inventories	5,172,722	5,177,465

Refundable income taxes	522,035	257,577
Prepaid expenses and other current assets	552,645	661,038
Deferred income taxes	66,000	61,000
Total current assets	9,799,709	11,533,210

Other assets	285,153	295,929
Cash surrender value of life insurance	2,848,232	2,747,944
Note receivable due from distributor	1,630,164	1,732,982
Deferred income taxes	623,000	686,000
Intangible assets, net	2,655,647	2,925,775

Property, plant, and equipment	18,766,218	18,945,772
Less accumulated depreciation	12,347,091	12,019,802
Property, plant, and equipment, net	6,419,127	6,925,970

Total assets	$24,261,032	$26,847,810

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2015	2014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,937,752	$5,187,057
Current maturities of long-term debt	781,505	697,423
Total current liabilities	4,719,257	5,884,480

Noncurrent liabilities:
Revolving line of credit	-	500,000
Long-term debt, less current maturities	3,159,575	3,047,267
Noncurrent deferred income taxes	94,000	-
Other noncurrent liabilities	405,705	418,785
Total noncurrent liabilities	3,659,280	3,966,052

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2015 and 2014	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,773,083 shares issued and 12,919,110 shares outstanding in 2015; 14,673,083 shares issued and 12,819,110 shares outstanding in 2014	14,773	14,673
Additional paid-in capital	30,499,817	30,321,598
Accumulated deficit	(8,659,262)	(7,434,595)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(634,273)	(565,838)
Treasury stock	(5,338,560)	(5,338,560)
Total stockholders’ equity	15,882,495	16,997,278

Total liabilities and stockholders’ equity	$24,261,032	$26,847,810

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Net Income (Loss)

and Comprehensive Income (Loss)

	Year ended December 31
	2015	2014

Product sales	$47,759,553	$52,902,254
Handling & freight income	4,009,304	4,442,705
Net sales	51,768,857	57,344,959

Costs and expenses:
Cost of products sold	11,086,152	11,657,728
Distributor royalties and commissions	18,410,190	20,542,905
Selling, general, and administrative	23,546,926	25,048,596
Income (loss) from operations	(1,274,411)	95,730

Other income (expense):
Interest income	117,027	131,503
Interest expense	(113,881)	(100,142)
Other income (expense)	(191,402)	(150,522)
Loss before income taxes	(1,462,667)	(23,431)
Benefit from income taxes	(238,000)	(748,000)

Net income (loss) available to common shareholders	$(1,224,667)	$724,569

Other comprehensive income (loss):
Foreign currency translation adjustment	(68,435)	(78,445)

Comprehensive income (loss)	$(1,293,102)	$646,124

Earnings (loss) per common share - Basic	$(0.10)	$0.06
Weighted average shares	12,870,000	12,666,000

Earnings (loss) per common share - Diluted	$(0.10)	$0.06
Weighted average shares	12,870,000	12,811,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2013	14,519,605	$14,520	$30,101,069	$(8,159,164)	$(487,393)	1,853,973	$(5,338,560)	$16,130,472
Net income	-	-	-	724,569	-	-	-	724,569
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(78,445)	-	-	(78,445)
Total comprehensive income								646,124
Common stock issued to consultant	153,478	153	176,346	-	-	-	-	176,499
Stock-based compensation	-	-	46,370	-	-	-	-	46,370
Expired stock options & warrants; deferred tax effect	-	-	(2,187)	-	-	-	-	(2,187)
Balance at December 31, 2014	14,673,083	14,673	30,321,598	(7,434,595)	(565,838)	1,853,973	(5,338,560)	16,997,278
Net loss	-	-	-	(1,224,667)	-	-	-	(1,224,667)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(68,435)	-	-	(68,435)
Total comprehensive loss								(1,293,102)
Common stock issued (Note 13)	100,000	100	116,900	-	-	-	-	117,000
Stock-based compensation	-	-	63,064	-	-	-	-	63,064
Expired stock options & warrants; deferred tax effect	-	-	(1,745)	-	-	-	-	(1,745)
Balance at December 31, 2015	14,773,083	$14,773	$30,499,817	$(8,659,262)	$(634,273)	1,853,973	$(5,338,560)	$15,882,495

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2015	2014
Operating activities
Net income (loss)	$(1,224,667)	$724,569
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,003,096	961,731
Stock-based compensation	63,064	46,370
Non-cash life insurance policy accretion	(100,288)	(91,932)
Deferred income taxes	92,000	(615,000)
Foreign currency transaction (gain)/loss	109,491	136,999
(Increase) decrease in accounts receivable and accounts due from employees and distributors	156,865	(117,064)
(Increase) decrease in inventories	(138,490)	(76,392)
(Increase) decrease in refundable income taxes	(264,243)	(257,533)
(Increase) decrease in prepaid expenses and other current assets	95,861	28,130
(Increase) decrease in other assets	10,776	(18,159)
Increase (decrease) in income taxes payable	-	(199,558)
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	(603,020)	(913,885)
Net cash used in operating activities	(799,555)	(391,724)

Investing activities
Proceeds from sale of property, plant, and equipment	7,281	1,186
Purchase of property, plant, and equipment	(250,284)	(909,403)
Payments received on distributor note receivable	96,845	91,219
Payment of life insurance premiums	-	(252,250)
Net cash used in investing activities	(146,158)	(1,069,248)

Financing activities
Proceeds from revolving line of credit borrowings	-	500,000
Repayment of revolving line of credit borrowings	(500,000)	-
Proceeds from long-term borrowings	3,249,501	-
Principal payments on long-term borrowings	(3,482,561)	(633,257)
Net cash used in financing activities	(733,060)	(133,257)
Effect of exchange rate changes on cash and cash equivalents	(48,356)	(73,177)
Increase (decrease) in cash and cash equivalents	(1,727,129)	(1,667,406)
Cash and cash equivalents at beginning of year	4,989,392	6,656,798
Cash and cash equivalents at end of year	$3,262,263	$4,989,392

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2015	2014

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$87,710	$82,768

Income taxes paid (received), net	$(68,000)	$320,000

Noncash financing transactions (Note 13):
Issuance of promissory notes	$424,000	$-

Issuance of company common stock	$117,000	$-

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Property, Plant, and Equipment

Property, plant, and equipment are stated on the cost basis. Depreciation is computed using the straight-line or an accelerated method over the useful life of the related assets. Generally, computer equipment and software are depreciated over 3 to 5 years, office equipment and machinery over 7 years, and real property over 39 years.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of net income (loss) amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Foreign currency transaction losses were $109,491 and $136,999 for 2015 and 2014, respectively.

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

Actual and estimated sales returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 90% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2015 and 2014, total returns as a percent of net sales were approximately 0.24 % and 0.25%, respectively.

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

Stock-Based Compensation

The Company has stock-based incentive plans under which it may grant stock option, restricted stock, and unrestricted stock awards. The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms. Depending upon the characteristics of the option, the fair value of stock-based awards is primarily determined using the Black-Scholes model, which incorporates assumptions and management estimates including the risk-free interest rate, expected volatility, expected option life, and dividend yield. See Note 7 for additional information.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $18,500 and $19,400 of advertising expense in 2015 and 2014, respectively.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $765,000 and $618,000 in 2015 and 2014, respectively.

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

Intangible assets estimated to have finite lives are amortized over their estimated economic life under the straight-line method; such method correlates to management’s estimate of the assets’ economic benefit. Based on management’s estimates at origination, these lives range from two to seventeen years. Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of net income (loss) and comprehensive income (loss). As of December 31, 2015, remaining lives of intangible assets range from one to fourteen years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Standards Pending Adoption

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as non-current on the balance sheet, rather than being separated into current and non-current amounts. The new standard is effective for annual reporting periods beginning after December 31, 2016 with early adoption permitted. The Company is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Recent Accounting Standards Pending Adoption (continued)

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing U.S. GAAP revenue recognition guidance and becomes effective for the Company on January 1, 2018. The new standard permits the use of either the retrospective or modified retrospective transition method. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures, as well as its planned transition method.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory within the scope of this update to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective prospectively for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which supersedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is evaluating its transition method and the effects that the new standard will have on its consolidated financial statements and related disclosures.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2015 and 2014, consist of the following:

	2015	2014

Land and land improvements	$905,190	$883,563
Building	9,951,555	9,966,748
Machinery and equipment	4,344,403	4,355,040
Office equipment	1,223,921	1,235,192
Computer equipment and software	2,341,149	2,505,229
	18,766,218	18,945,772
Less accumulated depreciation	12,347,091	12,019,802
	$6,419,127	$6,925,970

For the years ended December 31, 2015 and 2014, depreciation expense was $732,968 and $691,603, respectively.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and 2014, consist of the following:

	2015	2014

Trade payables	$1,859,716	$2,026,198
Distributors' commissions	1,567,883	1,753,908
Sales taxes	232,996	292,188
Payroll, payroll taxes, and incentive compensation	277,157	1,114,763
	$3,937,752	$5,187,057

4. Amortizable Intangible Assets

The Company had amortizable intangible assets as follows as of December 31, 2015 and 2014:

			Accumulated
	Gross Carrying Amount		Amortization
	2015	2014	2015	2014

Distributorship and related agreements	$2,060,000	$2,060,000	$1,078,394	$924,385
Lunasin technology license	1,954,661	1,954,661	280,620	164,501
	$4,014,661	$4,014,661	$1,359,014	$1,088,886

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Amortizable Intangible Assets (continued)

Amortization expense for intangible assets totaled $270,128 in both 2015 and 2014, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2016	$255,000
2017	226,000
2018	226,000
2019	226,000
2020	226,000

5. Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at December 31, 2015 and 2014 were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

December 31, 2015
Long-term debt	$3,941,080	$3,941,080	-	$3,941,080	-
Note receivable	1,732,982	1,942,000	-	1,942,000
Marketable securities	275,000	275,000	$275,000	-	-

December 31, 2014
Long-term debt	$4,244,690	$4,244,690	-	$4,244,690
Note receivable	1,829,827	2,098,000	-	2,098,000	-
Marketable securities	284,000	284,000	$284,000	-	-

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

Long-term debt: The fair value of the Company’s term and revolver loans approximate carrying value as these loans have variable market-based interest rates that reset every thirty days. The fair value of the Company’s obligation for the acquisition of its lunasin technology license approximates carrying value as this obligation is a zero-interest based obligation discounted utilizing an interest rate factor comparable to the Company’s market-based interest rate of its term and revolver loans. The fair value of the Company’s notes payable approximates carrying value as these notes have variable market-based interest rates that reset every ninety days.

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

6. Debt

Debt at December 31, 2015 and 2014 consists of the following:

	2015	2014

Term loan	$3,168,261	$3,067,442
Revolving line of credit	-	500,000
Notes payable	283,455	-
Obligation for acquisition of technology license, net	489,364	677,248
	3,941,080	4,244,690
Less current maturities	781,505	697,423
Long-term portion	$3,159,575	$3,547,267

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Principal maturities of debt at December 31, 2015, are as follows:

2016	$781,505
2017	641,234
2018	2,518,341
2019	-
2020	-
Thereafter	-
$3,941,080

Term Loan and Revolving Loan Agreements

Effective September 30, 2015, the Company entered into a series of lending agreements with a new primary lender which include agreements for a $3.25 million term loan and $3.5 million revolving credit facility. These lending agreements replace similar borrowings under agreements with the Company’s former primary lender.

The new $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan’s interest is based on the 30-day LIBOR plus 2.25% and was 2.494% at December 31, 2015.

The new $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of September 30, 2016. As of December 31, 2015, there were no outstanding borrowings on the revolving line of credit.

The proceeds from the new $3.25 million term loan were used to pay off the outstanding term loan and revolving line of credit balances, plus accrued interest, due under loan agreements with the Company’s former primary lender.

Borrowings under the new lending agreements are secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company’s Chief Executive Officer, and by a mortgage on the real estate of the Company’s headquarters. The new lending agreements also include a covenant requiring the Company to maintain a net tangible worth of not less than $9.5 million.

A description of the Notes Payable is presented in Note 13 – Incentive Compensation Plans.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Obligation for Acquisition of Technology License, net

In July 2013, a newly-formed, wholly-owned subsidiary of the Company entered into a Technology License Agreement (TLA) with a privately-held company. The TLA provides the Company the exclusive license for certain intellectual property related to the nutritional ingredient lunasin and other soy-related peptides and proteins. In consideration for the TLA, the Company agreed to pay the licensor a purchase price of $2 million; $1.15 million paid at closing, with the remaining obligation (non-interest bearing) paid over the next four years in a series of annual payments ranging from $150,000 to $250,000 as stated in the agreement. Subject to certain minimum and maximum thresholds, the Company may also pay the licensor royalties of 5% of sales during the first five years of the TLA and royalties ranging from 1% to 3% of sales during the remaining life of the TLA. As of December 31, 2015, management’s estimate of earned but unpaid royalties is zero. The Company has accounted for the TLA as an asset purchase acquisition consisting of a long-term finite-lived asset to be amortized over the life of the associated intellectual property (approximately seventeen years at origination).

7. Stockholders’ Equity

Stock Options – Incentive Stock Plans

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

The 2014 Plan and the 2009 Plan provide that options may be issued under the Plans at an option price not less than fair market value of the stock at the time the option is granted. Under these plans, restricted stock of the Company may be granted at no cost to the grantee. The grantees are entitled to dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period. In addition, the committee may grant or sell unrestricted stock at a purchase price to be determined by the committee. Vesting terms and restrictions, if applicable, under the plans, are set by the committee and will be 10 years or less. The 2014 Plan expires in 2024 and the 2009 Plan expires in 2019.

In March 2015, under the 2014 Plan, the Company issued time-vesting stock option grants totaling 274,500 shares. These option grants have an exercise price of $1.11 per share with a five-year term and vest annually in equal increments over 4.8 years. The aggregate estimated compensation cost related to the time-vesting stock option grant was $150,200. The grant-date fair value of the options was $0.5473 per share and was determined using a Black-Scholes option pricing model using an average risk-free rate of 1.68%, an average dividend yield of 0%, and an average volatility of 56.3%.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options – Incentive Stock Plans (continued)

Also, in March 2015, under the 2014 Plan, the Company issued performance-based stock option grants totaling 640,500 shares. These option grants have an exercise price of $1.11 per share with a five-year term. The options’ vesting provisions are contingent upon the Company achieving certain financial performance measurements. The aggregate estimated compensation cost related to the performance based options was $342,300; however, recognition is contingent upon performance vesting. As of December 31, 2015, vesting conditions are not probable and no expense has been recorded. The grant-date fair value of the options was $0.5473 per share and was determined using a Black-Scholes option pricing model using an average risk-free rate of 1.68%, an average dividend yield of 0%, and an average volatility of 56.3%.

Compensation cost for all of the stock option plans was approximately $57,468 ($57,000 net of tax) and $32,737 ($32,000 net of tax) for the years ended December 31, 2015 and 2014, respectively, and has been recorded in selling, general, and administrative expense. As of December 31, 2015, the total remaining unrecognized compensation cost related to the non-vested portion of time vesting stock options totaled $153,000 ($152,000 net of tax), which will be amortized over the weighted remaining requisite service period of 2.7 years.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2015		2014
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	1,382,000	$3.49	1,465,000	$3.42
Granted	915,000	1.11	-
Exercised	-		-
Expired and forfeited	(465,000)	2.40	(83,000)	2.40
Outstanding at end of year	1,832,000	$1.16	1,382,000	$3.49

Exercisable at end of year	214,500	$1.23	608,000	$6.39

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2015 was $-0-.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options – Incentive Stock Plans (continued)

	As of December 31, 2015
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

$ 1.11	915,000	4.17	$1.11	-	-	$-
$ 1.17	202,000	2.17	1.17	-	-	-
$1.20 - $1.32	715,000	1.00	1.22	214,500	1.00	1.23
$1.11 - $1.32	1,832,000	2.71	$1.16	214,500	1.00	$1.23

Distributor Stock Purchase Plan

In July 2009, the Company established a Distributor Stock Purchase Plan (2009 Plan) which replaced a similar plan which had expired. Since inception, a total of 83,591 warrants have been issued under the 2009 Plan.

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

The Company records expense under the fair value method for warrants granted to distributors. Total expense recorded for these warrants was $5,596 and $13,633 in 2015 and 2014, respectively.

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2015	2014

Expected warrant life (years)	3.0	3.0
Risk-free weighted average interest rate	1.37%	1.10%
Stock price volatility	68.2%	64.1%
Dividend yield	0.0%	0.0%

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2015		2014
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	35,025	$1.78	37,987	$1.76
Granted	15,328	0.58	11,192	1.17
Exercised	-		-
Expired	(11,768)	1.31	(14,154)	1.23
Outstanding at end of year	38,585	$1.45	35,025	$1.78

Exercisable at end of year	38,585		35,025

	As of December 31, 2015
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 0.58	15,328	3.00	$0.58	15,328	$0.58
$ 1.17	11,192	2.00	1.17	11,192	1.17
$ 2.81	12,065	1.00	2.81	12,065	2.81
$0.58 - $2.81	38,585	2.08	$1.45	38,585	$1.45

The intrinsic value for stock warrants outstanding at December 31, 2015 was $-0-.

Other equity transaction

For the years ended December 31, 2015 and 2014, the Company recorded expense and a corresponding liability for certain consulting services of $-0- and $70,499, respectively. In December 2014, based upon the fair market value of the Company’s common stock on issuance date, the Company issued 153,478 shares of Company common stock at a fair market value of $176,499 to this consultant for services rendered over a multi-year period.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year ended December 31
	2015	2014
Numerator:
Net income (loss)	$(1,224,667)	$724,569
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	12,870,000	12,666,000

Dilutive effect of employee stock options and other warrants	-	145,000

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	12,870,000	12,811,000

Basic earnings (loss) per share	$(0.10)	$0.06
Diluted earnings (loss) per share	$(0.10)	$0.06

For the years ended December 31, 2015 and 2014, options and warrants totaling 1,855,257 and 1,036,565, respectively, shares of common stock were not included in the denominator for diluted earnings (loss) per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable.

9. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2015:

2016	$345,282
2017	229,858
2018	71,224
2019	55,878
2020	50,742
Thereafter	-
$752,984

Rent expense for operating leases was $424,810 and $471,066 for the years ended December 31, 2015 and 2014, respectively.

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

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In February 2013, while retaining the Company’s right to require Borrower’s compliance with the LMA’s terms, the Company and the Borrower agreed to a verbal modification in the payment schedule in which the Company agreed to accept monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,732,982 and $1,829,827 as of December 31, 2015 and 2014, respectively.

11. Income Taxes

Compenents of income (loss) before income taxes:	Year ended December 31
	2015	2014

United States	$(103,069)	$49,757
Foreign	(1,359,598)	(73,188)
	$(1,462,667)	$(23,431)

Compenents of provision (benefit) for income taxes:	Year ended December 31
	2015	2014
Current:
Federal	$(389,000)	$(37,000)
State	21,000	(122,000)
Foreign	38,000	26,000
Total current	(330,000)	(133,000)

Deferred:
Federal	27,000	131,000
State	5,000	24,000
Foreign	60,000	(770,000)
Total deferred	92,000	(615,000)
	$(238,000)	$(748,000)

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

	Year ended December 31
	2015	2014

Income taxes at U.S. statutory rate	$(497,000)	$(8,000)
State income taxes, net of federal benefit	21,000	19,000
Higher/(lower) effective taxes on losses in foreign countries	63,000	37,000
Foreign corporate income taxes	43,000	14,000
Effect of future tax rate changes to foreign deferred income taxes	55,000	-
Nondeductible meals and entertainment expense	18,000	23,000
Qualified domestic production activities income, net	45,000	-
State tax planning strategy	-	(97,000)
Release of valuation allowance, net	-	(714,000)
Other	14,000	(22,000)
	$(238,000)	$(748,000)

The Company has a deferred tax asset of $3,112,000 as of December 31, 2015, and $3,147,000 as of December 31, 2014, relating to foreign net operating loss carryforwards (NOLs) in various jurisdictions which expire in a range of years from one to unlimited. In 2014, the Company recorded a net income tax benefit of $758,000 due to a reduction of the valuation allowance related to deferred tax assets for net operating losses of approximately $3.6 million in the Company’s United Kingdom subsidiary. Based on management’s assessment, the Company reduced the United Kingdom’s NOL valuation allowance because the weight of evidence regarding the future realizability of the deferred tax assets had become predominantly positive and realization of the deferred tax assets was more likely than not. The positive evidence considered primarily related to three years of consistent profitability while the only negative evidence was historical losses prior to 2012 for this subsidiary. As of December 31, 2015 and 2014, the net deferred tax asset attributable to the United Kingdom subsidiary’s net operating loss carryforward was $623,000 and $715,000, respectively. The Company has recorded a valuation allowance against all other foreign net operating loss carryforward balances as it is more likely than not that this asset will not be realized before it expires beginning in 2016.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2015 and 2014, are as follows:

	2015	2014
Deferred tax assets:
Product refund reserve	$12,000	$13,000
Inventory obsolescence reserve	20,000	24,000
Vacation accrual	14,000	17,000
Stock-based compensation	11,000	10,000
Organization costs	195,000	208,000
Deferred compensation	107,000	98,000
Miscellaneous accrued expenses	13,000	8,000
Foreign net operating loss carryforwards	3,112,000	3,147,000
Valuation allowance - NOL carryforwards	(2,489,000)	(2,432,000)
	995,000	1,093,000
Deferred tax liabilities:
Depreciation and amortization	240,000	213,000
Foreign currency exchange	160,000	133,000
	400,000	346,000
Net deferred tax assets (liabilities)	$595,000	$747,000

Reported as:
Current deferred tax assets	$66,000	$61,000
Non-current deferred tax assets	623,000	686,000
Non-current deferred tax liabilities	94,000	-
Net deferred tax assets	$595,000	$747,000

Through December 31, 2015, the cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $57,000 as the Company plans to indefinitely reinvest these earnings outside the United States.

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

At December 31, 2015 and 2014, the Company had $63,000 and $48,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount of $46,000 would impact the effective income tax rate if recognized.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	2015	2014

Beginning of year	$48,000	$91,000
Settlements and effective settlements with tax authorities	-	-
Lapse of statute of limitations	(6,000)	(6,000)
Decrease to tax positions taken during prior periods	(7,000)	(46,000)
Increase to tax positions taken during current period	11,000	9,000
End of year	$46,000	$48,000

At December 31, 2015 and 2014, the Company had $22,000 in each year accrued for interest and penalties within the balance of unrecognized tax benefits. The Company’s unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2011 and concluded years through 2011 with its primary state jurisdiction.

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency’s administrative judicial resolution process. As of December 31, 2015, management’s estimated reserve (net of deposits) for this matter is approximately $142,000.

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan. The Company matched a percentage of the employee’s contribution at a rate of 25% for the first nine months of 2014 and at a rate of 10% for the last 3 months of 2014 and all of 2015. Company contributions under the 401(k) plan totaled $49,300 and $98,300 in 2015 and 2014, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. In 2015 and 2014, the Company did not make any contributions to the ESOP.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan. This new plan was effective for fiscal year 2007 and replaced a previous plan. Under the plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal years 2015 and 2014, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 18% and 16%, respectively, of the Company’s Income from Operations. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors.

The Company expensed a total of $-0- and $89,000 to the participants of the bonus pool for 2015 and 2014, respectively.

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement was an EBITDA-based formula derived from the subsidiary’s financial performance and vested in 20% annual increments which began in April 2011. The amount of the incentive, if any, varies in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. Upon initial vesting, a manager may elect to exercise his/her put option to receive in cash some or all of his/her respective share of the incentive. In the fourth quarter of 2012, the subsidiary’s 24-month financial performance became positive, and remained positive through April 2015, resulting in the recognition of compensation expense of $90,800 and $137,000 for 2015 and 2014, respectively, as presented within Selling, General, and Administrative in the accompanying consolidated statements of net income (loss) and comprehensive income (loss). At December 31, 2014, accrued compensation for this incentive plan was $666,000 and was presented in “Payroll, Payroll Taxes, and Incentive Compensation Payable”, a component of Accounts Payable and Accrued Expenses, as presented in the accompanying consolidated balance sheets.

During the second quarter of 2015, the cumulative incentive amount of $756,800 became 100% vested, and concurrently, each of the subsidiary’s senior managers exercised 100% of his/her put option. In the aggregate, the Company and the managers agreed to settle the incentive obligation whereby the Company: issued notes payable of approximately $424,000, issued 100,000 shares of Company common stock (fair value at settlement of $117,000), and made cash payments of approximately $216,000.

The notes payable were issued by the Company to the managers in April 2015 and range in length from one to two years with quarterly payments of principal and interest beginning three months from issuance. Each of the notes accrue interest at a floating interest rate based on the three-month pound LIBOR plus 3%. The interest rate at December 31, 2015 was 3.58%. The notes payable have a principal balance at December 31, 2015 of $283,455 and are presented within the respective current and noncurrent portions of long-term debt in the accompanying consolidated balance sheets.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans (continued)

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2015 and 2014, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant. At December 31, 2015 and 2014, SERP assets were $275,000 and $284,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2015 and 2014, SERP liabilities were $277,000 and $288,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets. The changes in the balances of SERP assets and SERP liabilities during 2015 and 2014 were due to net realized and unrealized investment gains/losses incurred by the plan.

14. Segment Information

Description of Products and Services by Segment

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2015 and 2014, follow:

	2015	2014

Net sales by product category
Nutritional and dietary supplements	$46,276,222	$51,144,929
Skin care products	267,737	344,325
Sales aids and other	1,215,594	1,413,000
Handling & freight income	4,009,304	4,442,705
Total net sales	$51,768,857	$57,344,959

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

Geographic area data for the years ended December 31, 2015 and 2014 follow:

	2015	2014

Net sales to external customers
United States	$40,384,993	$43,323,190
Australia/New Zealand	1,279,549	1,641,492
Canada	1,296,543	1,367,294
Mexico	719,101	796,208
Europe (1)	6,192,453	8,300,520
Asia (2)	1,896,218	1,916,255
Total net sales	$51,768,857	$57,344,959

Assets by area
United States	$20,429,025	$22,414,373
Australia/New Zealand	562,961	609,933
Canada	374,863	485,544
Mexico	288,406	456,601
Europe (1)	1,879,473	2,244,738
Asia (2)	726,304	636,621
Total consolidated assets	$24,261,032	$26,847,810

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, and Indonesia.