Form 10-Q
period 2016-03-31
RELIV INTERNATIONAL INC
filed 2016-05-13
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 OR

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

The number of shares outstanding of the Registrant’s common stock as of May 2, 2016 was 12,919,110 (excluding treasury shares).

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item No. 4	Controls and Procedures	15

Part II – Other Information

Item No. 6	Exhibits	16

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31	December 31
	2016	2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,893,496	$3,262,263
Accounts receivable, less allowances of $30,600 in 2016 and $30,200 in 2015	20,455	89,376
Accounts and note due from employees and distributors	137,324	134,668
Inventories
Finished goods	3,101,228	3,657,612
Raw materials	1,598,112	1,382,635
Sales aids and promotional materials	164,799	132,475
Total inventories	4,864,139	5,172,722

Refundable income taxes	526,968	522,035
Prepaid expenses and other current assets	1,159,934	552,645
Deferred income taxes	66,000	66,000
Total current assets	10,668,316	9,799,709

Other assets	266,765	285,153
Cash surrender value of life insurance	2,877,475	2,848,232
Note receivable due from distributor	1,603,484	1,630,164
Deferred income taxes	594,000	623,000
Intangible assets, net	2,588,116	2,655,647

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,953,540	9,951,555
Machinery & equipment	4,345,428	4,344,403
Office equipment	1,225,048	1,223,921
Computer equipment & software	2,350,327	2,341,149
	18,779,533	18,766,218
Less: Accumulated depreciation	12,533,092	12,347,091
Net property, plant and equipment	6,246,441	6,419,127

Total assets	$24,844,597	$24,261,032

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31	December 31
	2016	2015
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,802,741	$1,859,716
Distributors' commissions payable	1,489,571	1,567,883
Sales taxes payable	218,958	232,996
Payroll and payroll taxes payable	317,467	277,157
Total accounts payable and accrued expenses	4,828,737	3,937,752

Current portion of long-term debt	749,850	781,505
Total current liabilities	5,578,587	4,719,257

Noncurrent liabilities:
Long-term debt, less current portion	3,041,230	3,159,575
Deferred income taxes	53,000	94,000
Other noncurrent liabilities	389,354	405,705
Total noncurrent liabilities	3,483,584	3,659,280

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2016 and 2015	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,773,083 shares issued and 12,919,110 shares outstanding as of 3/31/2016; 14,773,083 shares issued and 12,919,110 shares outstanding as of 12/31/2015	14,773	14,773
Additional paid-in capital	30,517,959	30,499,817
Accumulated deficit	(8,702,922)	(8,659,262)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(708,824)	(634,273)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	15,782,426	15,882,495

Total liabilities and stockholders' equity	$24,844,597	$24,261,032

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended March 31
	2016	2015

Product sales	$12,042,561	$13,708,123
Handling & freight income	993,889	1,126,240

Net sales	13,036,450	14,834,363

Costs and expenses:
Cost of products sold	2,984,104	2,994,949
Distributor royalties and commissions	4,624,375	5,280,747
Selling, general and administrative	5,609,268	6,129,949

Total costs and expenses	13,217,747	14,405,645

Income (loss) from operations	(181,297)	428,718

Other income (expense):
Interest income	27,357	30,382
Interest expense	(26,401)	(23,939)
Other income / (expense)	113,681	(170,714)

Income (loss) before income taxes	(66,660)	264,447
Provision (benefit) for income taxes	(23,000)	148,000

Net income (loss)	$(43,660)	$116,447

Other comprehensive income (loss):
Foreign currency translation adjustment	(74,551)	(23,387)

Comprehensive income (loss)	$(118,211)	$93,060

Earnings (loss) per common share - Basic	$(0.00)	$0.01
Weighted average shares	12,919,000	12,819,000

Earnings (loss) per common share - Diluted	$(0.00)	$0.01
Weighted average shares	12,919,000	12,822,000

Cash dividends declared per common share	$-	$-

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three months ended March 31
	2016	2015

Operating activities:
Net income (loss)	$(43,660)	$116,447
Adjustments to reconcile net income (loss) to net cash provided by in operating activities:
Depreciation and amortization	249,892	255,382
Stock-based compensation	18,142	9,583
Non-cash life insurance policy accretion	(29,244)	(25,072)
Deferred income taxes	(20,000)	18,000
Foreign currency transaction (gain)/loss	(100,053)	145,311
(Increase) decrease in accounts receivable and accounts due from employees and distributors	67,571	92,150
(Increase) decrease in inventories	316,870	(127,096)
(Increase) decrease in refundable income taxes	(4,933)	130,978
(Increase) decrease in prepaid expenses and other current assets	(605,781)	(308,882)
(Increase) decrease in other assets	18,697	(10,633)
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	856,514	849,385

Net cash provided by operating activities	724,015	1,145,553

Investing activities:
Proceeds from the sale of property, plant and equipment	-	5,657
Purchase of property, plant and equipment	(9,905)	(127,561)
Payments received on distributor note receivable	25,131	23,671

Net cash provided by (used in) investing activities	15,226	(98,233)

Financing activities:
Principal payments on long-term borrowings	(143,618)	(124,356)

Net cash used in financing activities	(143,618)	(124,356)

Effect of exchange rate changes on cash and cash equivalents	35,610	(66,533)

Increase (decrease) in cash and cash equivalents	631,233	856,431

Cash and cash equivalents at beginning of period	3,262,263	4,989,392

Cash and cash equivalents at end of period	$3,893,496	$5,845,823

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

Note 1--	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2015, filed March 24, 2016 with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31
	2016	2015
Numerator:
Net income (loss)	$(43,660)	$116,447

Denominator:
Denominator for basic earnings (loss) pershare--weighted average shares	12,919,000	12,819,000
Dilutive effect of employee stock options and other warrants	-	3,000

Denominator for diluted earnings (loss) pershare--adjusted weighted average shares	12,919,000	12,822,000

Basic earnings (loss) per share	$(0.00)	$0.01
Diluted earnings (loss) per share	$(0.00)	$0.01

Option and warrants to purchase 1,870,585 shares and 1,622,525 shares of common stock for the three months March 31, 2016 and 2015, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

March 31, 2016

Long-term debt	$3,791,080	$3,791,080	-	$3,791,080	-
Note receivable	1,707,852	1,959,000	-	1,959,000	-
Marketable securities	257,000	257,000	$257,000	-	-

December 31, 2015

Long-term debt	$3,941,080	$3,941,080	-	$3,941,080	-
Note receivable	1,732,982	1,942,000	-	1,942,000	-
Marketable securities	275,000	275,000	$275,000	-	-

Long-term debt: The fair value of the Company's term and revolver loans approximate carrying value as these loans were incurred within the past twelve months and have variable market-based interest rates which reset every thirty days. The fair value of the Company's obligation for the acquisition of its lunasin technology license approximates carrying value as this obligation is a zero-interest based obligation discounted utilizing an interest rate factor comparable to the Company's market-based interest rate for its term and revolver loans. The fair value of the Company's notes payable obligations approximates carrying value as these obligations were incurred within the past twelve months and have variable market-based interest rates which reset every ninety days.

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

Note 4--	Taxes

The interim financial statement provision for income taxes (benefit) is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Three months ended March 31
	2016	2015

Income taxes (benefit) at U.S. statutory rate	$(23,000)	$90,000
State income taxes, net of federal benefit	14,000	14,000
Higher / (lower) effective taxes on earnings/losses in certain foreign countries	(11,000)	11,000
Foreign corporate income taxes	17,000	27,000
Other, net	(20,000)	6,000

	$(23,000)	$148,000

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of March 31, 2016 and December 31, 2015, management's estimated reserve (net of deposits) for this matter is approximately $151,000 and $142,000, respectively. There has been no change in this matter during the first three months of 2016.

Note 5--	Recent Accounting Standards Pending Adoption

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as non-current on the balance sheet, rather than being separated into current and non-current amounts. The new standard is effective for annual reporting periods beginning after December 31, 2016 with early adoption permitted. The Company is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosuress.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which supercedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is evaluating its transition method and the effects that the new standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with earlier application permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Note 6--	Subsequent Event

In May 2016, the Company implemented an employee headcount cost reduction program resulting in the reduction of approximately 9% of the Company's worldwide employees. The total cost of this program, representing severance and benefits, is estimated to be $275,000 ($165,000 net of tax), and will be included in the company's operating results for the quarter ended June 30, 2016. The aggregate annual salaries of the affected employees was approximately $1,100,000.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.7% of worldwide net sales for the three months ended March 31, 2016 and 77.4% of worldwide net sales for the three months ended March 31, 2015. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2016, consisted of approximately 45,040 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 12.1% in the three months ended March 31, 2016 compared to the same period in 2015. During the first quarter of 2016 (“Q1 2016”), sales in the United States decreased by 10.7%, and international sales decreased by 17.1% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus all of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 10.6%.

     The following table summarizes net sales by geographic market for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016		2015		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$10,255	78.7%	$11,480	77.4%	$(1,225)	(10.7)%
Australia/New Zealand	298	2.3	372	2.5	(74)	(19.9)
Canada	306	2.3	433	2.9	(127)	(29.3)
Mexico	163	1.3	197	1.3	(34)	(17.3)
Europe	1,556	11.9	1,793	12.1	(237)	(13.2)
Asia	458	3.5	559	3.8	(101)	(18.1)

Consolidated total	$13,036	100.0%	$14,834	100.0%	$(1,798)	(12.1)%

The following table sets forth, as of March 31, 2016 and 2015, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. In February 2016, we introduced a formal Preferred Customer program in the United States and Canada. As a result, we are including Preferred Customers as part of our Active Distributor count. Preferred Customer programs were previously in place in Europe and other foreign markets. Preferred Customers represent approximately 4,400 and 4,600 of the Active Distributor count as of March 31, 2016 and 2015, respectively. The significant majority of these Preferred Customers are in Europe.

	March 31, 2016		March 31, 2015		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	31,910	4,130	34,640	4,080	(7.9)%	1.2%
Australia/New Zealand	1,690	120	1,870	120	(9.6)	---
Canada	1,120	170	1,250	210	(10.4)	(19.0)
Mexico	1,220	90	1,150	90	6.1	---
Europe	6,000	480	7,490	640	(19.9)	(25.0)
Asia	3,100	310	3,010	230	3.0	34.8

Consolidated total	45,040	5,300	49,410	5,370	(8.8)%	(1.3)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total

Sales in Q1 2016 in USD (in 000's)	$10,255	$298	$306	$163	$1,556	$458	$2,781

% change in sales-Q1 2016 vs. Q1 2015:
in USD	-10.7%	-19.9%	-29.3%	-17.3%	-13.2%	-18.1%	-17.1%
due to currency fluctuation	-	-7.8%	-7.7%	-16.9%	-5.0%	-5.6%	-6.5%
Sales in local currency	-10.7%	-12.1%	-21.6%	-0.4%	-8.2%	-12.5%	-10.6%

# of new distributors-Q1 2016 (1)	1,714	112	44	122	675	514	1,467
# of new distributors-Q1 2015	2,212	127	139	164	1,050	447	1,927
% change	-22.5%	-11.8%	-68.3%	-25.6%	-35.7%	15.0%	-23.9%

# of new Master Affiliates-Q1 2016	361	14	11	9	49	46	129
# of new Master Affiliates-Q1 2015	366	11	28	8	70	36	153
% change	-1.4%	27.3%	-60.7%	12.5%	-30.0%	27.8%	-15.7%

# of Product orders-Q1 2016	39,068	1,887	1,069	1,046	6,159	2,836	12,997
# of Product orders-Q1 2015	44,472	2,090	1,364	1,043	6,667	2,848	14,012
% change	-12.2%	-9.7%	-21.6%	0.3%	-7.6%	-0.4%	-7.2%

(1)	The new distributor totals for Q1 2016 and Q1 2015 include 836 and 844, respectively, new worldwide preferred customers.

United States

•	Net sales declined in the United States in Q1 2016 compared to the prior-year quarter. We believe this decrease was due in part to a short-term negative response made to changes effective February 1, 2016, to our distributor compensation plan in the United States and Canada.
•	Effective February 1, 2016, we updated our distributor compensation plan to introduce a Preferred Customer program and to modify the requirements for a Retail Distributor (entry-level) to advance to the Affiliate distributor level. Advancement to Affiliate distributor entitles a distributor to a higher discount on their purchases and the opportunity to earn retail and wholesale profits. The updates to the distributor compensation plan also included adjustments to a distributor’s group business volume required to achieve the Master Affiliate level. We believe these changes enhance the value of the business opportunity to Master Affiliates and distributors at levels below Master Affiliate; however, we continue to train the distributor field to understand the benefit of these changes and to teach these concepts to their local distributor groups.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, constituted 18.3% and 15.2% of net sales in the United States, respectively, in Q1 2016 as our marketing continues to focus on these two products. Reliv NOW and LunaRich X represented 18.6% and 14.9%, respectively, of net sales in the United States in the prior-year quarter.
•	Distributor enrollments and new Master Affiliate qualifications decreased by 22.5% and 1.4%, respectively, in Q1 2016 compared to the prior year quarter in a short-term response to the changes to the new distributor enrollment process and the increased business volume requirements to reach the Master Affiliate level.
•	Distributor retention was 70.2% for the twelve month period ended March 31, 2016 compared to 71.1% for all of 2015. Distributor retention is determined by the percentage of active distributors from 2015 that renewed their distributorships in 2016.
•	Our average order size in Q1 2016 increased by 1.3% to $364 at suggested retail value compared to the prior-year quarter. The number of product orders decreased by 12.2% in Q1 2016 compared to the prior year quarter for the same reasons as the overall decrease in sales.

International Operations

•	The average foreign exchange rate for the U.S. dollar for Q1 2016 was stronger versus the various local currencies in which we conduct business when compared with the average exchange rates for the same period in 2015.
•	As a result of the stronger U.S. dollar, we are in the process of implementing price increases in all of our international markets. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.
•	Canadian net sales in Q1 2016 decreased by 21.6% in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market. We implemented price increases effective April 1, 2016 in Canada.
•	Net sales in Mexico decreased by 0.4% in local currency in Q1 2016 compared to the prior-year quarter. We also implemented price increases in this market on April 1, 2016.
•	Net sales in Europe decreased by 8.2% in local currency in Q1 2016 compared to the prior-year quarter. Distributor activity declined both in the form of new distributor and preferred customer enrollments and in new Master Affiliate qualifications in the region.
•	Sales in Asia decreased by 12.5% in local currency in Q1 2016 compared to the prior-year quarter. Sales in the prior-year quarter were stronger in response to a trip promotion held in the region that concluded in the first quarter of 2015. A similar trip promotion was not held in Q1 2016, as the promotion in 2015 was not deemed cost effective.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2016 and 2015. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Q1 2016		Q1 2015
	Amount	% of net sales	Amount	% of net sales

Net sales	$13,036	100.0%	$14,834	100.0%

Costs and expenses:
Cost of products sold	2,984	22.9	2,995	20.2
Distributor royalties and commissions	4,624	35.5	5,280	35.6
Selling, general and adminstrative	5,609	43.0	6,130	41.3

Income (loss) from operations	(181)	(1.4)	429	2.9
Interest income	27	0.2	30	0.2
Interest expense	(27)	(0.2)	(24)	(0.2)
Other income/(expense)	114	0.9	(171)	(1.1)

Income (loss) before income taxes	(67)	(0.5)	264	1.8
Provision (benefit) for income taxes	(23)	(0.2)	148	1.0

Net income (loss)	(44)	(0.3)%	$116	0.8%

Earnings (loss) per common share-Basic	$(0.00)		$0.01
Earnings (loss) per common share-Diluted	$(0.00)		$0.01

Cost of Products Sold:

•	Gross margins in Q1 2016 declined compared to the prior-year period. Gross margins were negatively impacted by lower plant utilization and higher quality control expenses.

Distributor Royalties and Commissions:

•	Distributor royalties and commissions as a percentage of net sales for Q1 2016 remained relatively steady compared to the prior-year period. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $521,000 in Q1 2016 compared to the prior-year period.
•	Sales and marketing expenses decreased by $400,000 in Q1 2016 vs. 2015. Components of the decrease include:
o	$218,000 decrease in distributor conferences and meeting expenses. Most of the decrease was the result of not holding regional conferences in the United States during Q1 2016.
o	$112,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.

o	$59,000 decrease in the cost of our promotional trips and other promotional incentives.
•	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $243,000 in Q1 2016, compared to the prior-year period. Salaries decreased as the result of headcount reductions in certain of our foreign subsidiaries and headcount reductions primarily through attrition in the United States.
•	Other general and administrative expenses increased by $143,000 in Q1 2016 versus the prior-year period.
o	The aggregate compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary resulted in a $74,000 reduction to expense in Q1 2015. This incentive agreement concluded in 2015.
o	Research & development expenses, along with other foreign product compliance requirements increased by $71,000 in Q1 2016 compared to the prior-year period.

Other Income/Expense:

•	The other income in Q1 2016 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries. In Q1 2015, we recognized foreign currency exchange losses on the same intercompany debt. When compared to the exchange rate as of December 31, 2015, the U.S. dollar has weakened as of March 31, 2016 versus most of the currencies we conduct business.

Income Taxes/Benefit:

•	We reported an income tax benefit of $23,000 for Q1 2016, an effective rate of 34.5%.
•	See Note 4 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Income/(Loss):

•	We incurred a net loss in the first quarter of 2016 as the result of the decrease in net sales in the United States, Europe and other foreign markets, offset by the reduction in selling, general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2016, we generated $724,000 of net cash from operating activities, $15,000 was provided by investing activities, and we used $144,000 in financing activities. This compares to $1.15 million of net cash provided by operating activities, $98,000 used in investing activities, and $124,000 used in financing activities in the same period of 2015. Cash and cash equivalents increased by $631,000 to $3.89 million as of March 31, 2016 compared to December 31, 2015.

Significant changes in working capital items consisted of a decrease in inventory of $317,000, an increase in prepaid expenses/other current assets of $606,000, and an increase in accounts payable and accrued expenses of $857,000 in the first three months of 2016. The decrease in inventory is the result of planned decreases in our inventory levels relative to sales, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate business insurance policies, coupled with a required prepayment as part of a change in our medical insurance carrier as of April 1, 2016. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals.

Investing activities during the first three months of 2016 consisted of an investment of $10,000 for capital expenditures, offset by payments received on a distributor note receivable of $25,000. Financing activities during the first three months of 2016 consisted of principal payments of $144,000 on long-term borrowings.

Stockholders’ equity decreased to $15.8 million at March 31, 2016 compared to $15.9 million at December 31, 2015. The decrease is due to our net loss during the first three months of 2016 of $44,000 coupled with an unfavorable adjustment in foreign currency translation of $75,000. Our working capital balance was $5.09 million at March 31, 2016 compared to $5.08 million at December 31, 2015. The current ratio at March 31, 2016 was 1.91 compared to 2.08 at December 31, 2015.

On September 30, 2015, we entered into series of agreements with a new primary lender which include agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replace similar borrowings under agreements with our former primary lender.

The new $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 2.677% at March 31, 2016.

The new $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of September 30, 2016. As of March 31, 2016, there were no outstanding borrowings on the revolving line of credit.

The proceeds from the new $3.25 million term loan were used to pay off the outstanding term loan and revolving line of credit balances, plus accrued interest, due under loan agreements with our former primary lender. Borrowings under the new lending agreements are secured by all our tangible and intangible assets, a whole life insurance policy on the life of our Chief Executive Officer, and by a mortgage on the real estate of our headquarters. The new lending agreements also include a quarterly covenant requiring us to maintain net tangible worth of not less than $9.5 million. As of March 31, 2016, we were in compliance with our loan covenant requirement, with a net tangible worth of $10.3 million.

Management believes that our cash on hand, internally generated funds, and the bank loan facilities will be sufficient to meet working capital requirements and our debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-27 of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016. Our critical accounting policies remain unchanged as of March 31, 2016.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2016, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: May 13, 2016

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 13, 2016

