Form 10-Q
period 2016-06-30
RELIV INTERNATIONAL INC
filed 2016-08-15
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the Registrant’s common stock as of August 2, 2016 was 12,919,110 (excluding treasury shares).

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2016	2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,465,726	$3,262,263
Accounts receivable, less allowances of $30,000 in 2016 and $30,200 in 2015	14,428	89,376
Accounts and note due from employees and distributors	140,402	134,668
Inventories
Finished goods	2,730,075	3,657,612
Raw materials	1,621,039	1,382,635
Sales aids and promotional materials	173,556	132,475
Total inventories	4,524,670	5,172,722

Refundable income taxes	468,582	522,035
Prepaid expenses and other current assets	888,381	552,645
Deferred income taxes	-	66,000
Total current assets	9,502,189	9,799,709

Other assets	273,554	285,153
Cash surrender value of life insurance	2,906,719	2,848,232
Note receivable due from distributor	1,576,402	1,630,164
Deferred income taxes	533,000	623,000
Intangible assets, net	2,520,583	2,655,647

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,950,254	9,951,555
Machinery & equipment	4,347,111	4,344,403
Office equipment	1,218,694	1,223,921
Computer equipment & software	2,343,869	2,341,149
	18,765,118	18,766,218
Less: Accumulated depreciation	12,698,780	12,347,091
Net property, plant and equipment	6,066,338	6,419,127

Total assets	$23,378,785	$24,261,032

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2016	2015
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,759,588	$1,859,716
Distributors' commissions payable	1,377,383	1,567,883
Sales taxes payable	236,484	232,996
Payroll and payroll taxes payable	307,739	277,157
Total accounts payable and accrued expenses	4,681,194	3,937,752

Current portion of long-term debt	714,112	781,505
Total current liabilities	5,395,306	4,719,257

Noncurrent liabilities:
Long-term debt, less current portion	2,925,160	3,159,575
Deferred income taxes	-	94,000
Other noncurrent liabilities	394,148	405,705
Total noncurrent liabilities	3,319,308	3,659,280

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2016 and 2015	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 14,773,083 shares issued and 12,919,110 shares outstanding as of 6/30/2016; 14,773,083 shares issued and 12,919,110 shares outstanding as of 12/31/2015	14,773	14,773
Additional paid-in capital	30,534,929	30,499,817
Accumulated deficit	(9,691,085)	(8,659,262)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(855,886)	(634,273)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	14,664,171	15,882,495

Total liabilities and stockholders' equity	$23,378,785	$24,261,032

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net

  Loss and Comprehensive Loss

(unaudited)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015

Product sales	$10,166,478	$11,442,990	$22,209,039	$25,151,113
Handling & freight income	886,844	1,002,361	1,880,733	2,128,601

Net sales	11,053,322	12,445,351	24,089,772	27,279,714

Costs and expenses:
Cost of products sold	2,530,771	2,647,755	5,514,875	5,642,704
Distributor royalties and commissions	3,921,005	4,459,577	8,545,380	9,740,324
Selling, general and administrative	5,541,328	6,454,992	11,150,596	12,584,941

Total costs and expenses	11,993,104	13,562,324	25,210,851	27,967,969

Loss from operations	(939,782)	(1,116,973)	(1,121,079)	(688,255)

Other income (expense):
Interest income	27,133	30,073	54,490	60,455
Interest expense	(26,778)	(26,749)	(53,179)	(50,688)
Other income / (expense)	71,263	15,653	184,944	(155,061)

Loss before income taxes	(868,164)	(1,097,996)	(934,824)	(833,549)
Provision (benefit) for income taxes	120,000	(252,000)	97,000	(104,000)

Net loss	$(988,164)	$(845,996)	$(1,031,824)	$(729,549)

Other comprehensive income (loss):
Foreign currency translation adjustment	(147,062)	72,326	(221,613)	(48,939

Comprehensive loss	$(1,135,226)	$(773,670)	$(1,253,437)	$(680,610)

Loss per common share - Basic	$(0.08)	$(0.07)	$(0.08)	$(0.06)
Weighted average shares	12,919,000	12,819,000	12,919,000	12,819,000

Loss per common share - Diluted	$(0.08)	$(0.07)	$(0.08)	$(0.06)
Weighted average shares	12,919,000	12,819,000	12,919,000	12,819,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30
	2016	2015

Operating activities:
Net loss	$(1,031,824)	$(729,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	498,415	514,309
Stock-based compensation	35,112	28,898
Non-cash life insurance policy accretion	(58,488)	(50,144)
Deferred income taxes	14,000	(62,000)
Foreign currency transaction (gain)/loss	(162,293)	104,778
(Increase) decrease in accounts receivable and accounts due from employees and distributors	72,102	186,972
(Increase) decrease in inventories	590,841	(324,809)
(Increase) decrease in refundable income taxes	53,474	(82,146)
(Increase) decrease in prepaid expenses and other current assets	(341,478)	(260,788)
(Increase) decrease in other assets	11,840	(26,460)
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	769,312	593,005

Net cash provided by (used in) operating activities	451,013	(107,934)

Investing activities:
Proceeds from the sale of property, plant and equipment	-	5,782
Purchase of property, plant and equipment	(14,849)	(188,024)
Payments received on distributor note receivable	50,639	47,698

Net cash provided by (used in) investing activities	35,790	(134,544)

Financing activities:
Principal payments on long-term borrowings	(288,851)	(248,712)

Net cash used in financing activities	(288,851)	(248,712)

Effect of exchange rate changes on cash and cash equivalents	5,511	(903)

Increase (decrease) in cash and cash equivalents	203,463	(492,093)

Cash and cash equivalents at beginning of period	3,262,263	4,989,392

Cash and cash equivalents at end of period	$3,465,726	$4,497,299

Supplementary disclosure of cash flow information:
Noncash financing transactions (Note 5):
Issuance of promissory notes	$-	$424,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Note 1 —  Accounting Policies

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

Note 2 —  Basic and Diluted Loss per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Numerator:
Net loss	$(988,164)	$(845,996)	$(1,031,824)	$(729,549)

Denominator:
Denominator for basic loss per share—weighted average shares	12,919,000	12,819,000	12,919,000	12,819,000
Dilutive effect of employee stock options and other warrants	-	-	-	-

Denominator for diluted loss per share—adjusted weighted average shares	12,919,000	12,819,000	12,919,000	12,819,000

Basic loss per share	$(0.08)	$(0.07)	$(0.08)	$(0.06)
Diluted loss per share	$(0.08)	$(0.07)	$(0.08)	$(0.06)

Options and warrants to purchase 1,870,585 shares of common stock for the three months and six months ended June 30, 2016, respectively, were not included in the denominator for diluted net loss per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 1,897,025 shares of common stock for the three months and six months ended June 30, 2015, respectively, were not included in the denominator for diluted net loss per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Note 3 —  Fair Value of Financial Instruments

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

June 30, 2016

Long-term debt	$3,639,272	$3,639,272	-	$3,639,272	-
Note receivable	1,682,343	1,932,000	-	1,932,000	-
Marketable securities	264,000	264,000	$264,000	-	-

December 31, 2015

Long-term debt	$3,941,080	$3,941,080	-	$3,941,080	-
Note receivable	1,732,982	1,942,000	-	1,942,000	-
Marketable securities	275,000	275,000	$275,000	-	-

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

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Note 4 —  Taxes

The interim financial statement provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Six months ended June 30
	2016	2015

Income taxes (benefit) at U.S. statutory rate	$(318,000)	$(283,000)
State income taxes, net of federal benefit	23,000	39,000
Higher / (lower) effective taxes on earnings/losses in certain foreign countries	(46,000)	84,000
Foreign corporate income taxes	44,000	45,000
Change in valuation allowance	383,000	-
Other, net	11,000	11,000

	$97,000	$(104,000)

During the second quarter of 2016, the Company determined that it was more likely than not that federal and various state net operating losses it expects to generate in 2016 will not be realized based on projections of future taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the income tax provision for the second quarter of 2016 includes the impact of recording a valuation allowance of $383,000 in the second quarter of 2016 against the losses generated from a U.S. tax perspective.

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of June 30, 2016 and December 31, 2015, management's estimated reserve (net of deposits) for this matter is approximately $154,000 and $142,000, respectively. There has been no change in this matter during the first six months of 2016.

Note 5 —  Long-Term Incentive Compensation Plan — 2015

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement was an EBITDA-based formula derived from the subsidiary’s financial performance and vested in 20% annual increments which began in April 2011. The amount of the incentive, if any, increased or decreased each quarter in accordance with a 24-month look-back of the subsidiary’s financial performance and the vesting provisions. For the three months and six months ended June 30, 2015, compensation expense associated with this incentive plan was $165,100 and $90,800, respectively. This compensation expense is presented in Selling, General and Administrative in the accompanying condensed consolidated statements of net loss and comprehensive loss.

During the second quarter of 2015, the cumulative incentive amount of $756,800 became 100% vested, and concurrently, each of the subsidiary's senior managers exercised 100% of his/her put option. In the aggregate, the Company and the managers agreed to settle the incentive obligation whereby the Company: issued notes payable of approximately $424,000 in April 2015, issued 100,000 shares of Company common stock (fair value at settlement of $117,000) in July 2015, and made cash payments of approximately $216,000 in July 2015.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

The notes payable issued by the Company to the managers range in length from one to two years with quarterly payments of principal and interest beginning July 2015 and ending April 2017. The notes accrue interest at a floating interest rate based on the three-month pound LIBOR rate plus 3%. At June 30, 2016, the outstanding balance of the notes was approximately $139,000 and the interest rate was 3.59%.

Note 6 —  Recent Accounting Standards Pending Adoption

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing U.S. GAAP revenue recognition guidance and becomes effective for the Company on January 1, 2018. The new standard permits the use of either the retrospective or modified retrospective transition method. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, as well as its planned transition method.

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

Note 7 —  Restructuring Activities

In May 2016, the Company implemented an employee headcount cost reduction program resulting in the reduction of approximately 9% of the Company's worldwide employees. The total cost of this program, representing severance and benefits, is approximately $275,000, and is included in the company's operating results for the quarter ended June 30, 2016. The aggregate annual salaries of the affected employees was approximately $1,100,000.

At June 30, 2016, the remaining reserve for severance and benefits under this program is approximately $47,000. Management estimates that the reserve for this program will be paid out by the completion of the third quarter of 2016.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We also offer a line of skin care products and an all-natural sweetener. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 77.3% of worldwide net sales for the six months ended June 30, 2016 and 77.2% of worldwide net sales for the six months ended June 30, 2015. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2016, consisted of approximately 42,500 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 11.2% in the three months ended June 30, 2016 compared to the same period in 2015. During the second quarter of 2016 (“Q2 2016”), sales in the United States decreased by 12.9%, and international sales decreased by 5.5% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus all of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales increased by 0.7%.

The following table summarizes net sales by geographic market for the three months ended June 30, 2016 and 2015.

	Three months ended June 30,
	2016		2015		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$8,356	75.6%	$9,591	77.1%	$(1,235)	(12.9)%
Australia/New Zealand	286	2.6	329	2.6	(43)	(13.1)
Canada	242	2.2	335	2.7	(93)	(27.8)
Mexico	137	1.2	234	1.9	(97)	(41.5)
Europe	1,621	14.7	1,554	12.5	67	4.3
Asia	411	3.7	402	3.2	9	2.2
Consolidated total	$11,053	100.0%	$12,445	100.0%	$(1,392)	(11.2)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,
	2016		2015		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$18,610	77.3%	$21,071	77.2%	$(2,461)	(11.7)%
Australia/New Zealand	584	2.4	701	2.6	(117)	(16.7)
Canada	549	2.3	768	2.8	(219)	(28.5)
Mexico	300	1.2	431	1.6	(131)	(30.4)
Europe	3,177	13.2	3,348	12.3	(171)	(5.1)
Asia	870	3.6	961	3.5	(91)	(9.5)
Consolidated total	$24,090	100.0%	$27,280	100.0%	$(3,190)	(11.7)%

The following table sets forth, as of June 30, 2016 and 2015, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. In February 2016, we introduced a formal Preferred Customer program in the United States and Canada. As a result, we are including Preferred Customers as part of our Active Distributor count. Preferred Customer programs were previously in place in Europe and other foreign markets. Preferred Customers represent approximately 4,490 and 4,570 of the Active Distributor count as of June 30, 2016 and 2015, respectively. The significant majority of these Preferred Customers are in Europe.

	June 30, 2016		June 30, 2015		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	30,080	4,110	33,810	4,330	(11.0)%	(5.1)%
Australia/New Zealand	1,660	130	1,840	130	(9.8)	—
Canada	970	150	1,250	220	(22.4)	(31.8)
Mexico	1,130	90	1,220	100	(7.4)	(10.0)
Europe	5,630	510	6,810	650	(17.3)	(21.5)
Asia	3,030	320	2,990	270	1.3	18.5
Consolidated total	42,500	5,310	47,920	5,700	(11.3)%	(6.8)%

Use of Non-GAAP Financial Information

Net sales expressed in local currency or net sales adjusted for the impact of foreign currency fluctuation are non-GAAP financial measures. We use these measurements to assess the level of business activity in a foreign market, absent the impact of foreign currency fluctuation relative to the United States dollar, which our local management has no ability to influence. This is a meaningful measurement to management, and we believe this is a useful measurement to provide to shareholders.

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion. Adjusted results should be considered only in conjunction with results reported according to accounting principles generally accepted in the United States.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total
Three Months Ended 6/30/16
Sales in Q2 2016 in USD (in 000's)	$8,356	$286	$242	$137	$1,621	$411	$2,697

% change in sales-Q2 2016 vs. Q2 2015:
change in GAAP sales in USD	-12.9%	-13.1%	-27.8%	-41.5%	4.3%	2.2%	-5.5%
due to currency fluctuation	-	-3.9%	-2.9%	-10.5%	-7.1%	-4.6%	-6.2%
change in sales in local currency (non-GAAP)	-12.9%	-9.2%	-24.9%	-31.0%	11.4%	6.8%	0.7%

# of new distributors-Q2 2016 (1)	1,291	88	33	105	570	349	1,145
# of new distributors-Q2 2015	2,148	146	123	217	858	315	1,659
% change	-39.9%	-39.7%	-73.2%	-51.6%	-33.6%	10.8%	-31.0%

# of new Master Affiliates-Q2 2016	136	7	2	4	47	34	94
# of new Master Affiliates-Q2 2015	322	7	25	9	58	36	135
% change	-57.8%	0.0%	-92.0%	-55.6%	-19.0%	-5.6%	-30.4%

# of Product orders-Q2 2016	35,979	1,809	867	949	5,665	2,894	12,184
# of Product orders-Q2 2015	42,242	2,016	1,387	1,195	6,272	2,657	13,527
% change	-14.8%	-10.3%	-37.5%	-20.6%	-9.7%	8.9%	-9.9%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total
Six Months Ended 6/30/16
Sales in YTD 2016 in USD (in 000's)	$18,610	$584	$549	$300	$3,177	$870	$5,480

% change in sales-YTD 2016 vs. YTD 2015:
change in GAAP sales in USD	-11.7%	-16.7%	-28.5%	-30.4%	-5.1%	-9.5%	-11.7%
due to currency fluctuation	-	-5.9%	-5.5%	-13.4%	-6.0%	-5.1%	-6.3%
change in sales in local currency (non-GAAP)	-11.7%	-10.8%	-23.0%	-17.0%	0.9%	-4.4%	-5.4%

# of new distributors-YTD 2016 (2)	3,005	200	77	227	1,245	863	2,612
# of new distributors-YTD 2015	4,360	273	262	381	1,908	762	3,586
% change	-31.1%	-26.7%	-70.6%	-40.4%	-34.7%	13.3%	-27.2%

# of new Master Affiliates-YTD 2016	497	21	13	13	96	80	223
# of new Master Affiliates-YTD 2015	688	18	53	17	128	72	288
% change	-27.8%	16.7%	-75.5%	-23.5%	-25.0%	11.1%	-22.6%

# of Product orders-YTD 2016	75,047	3,696	1,936	1,995	11,824	5,730	25,181
# of Product orders-YTD 2015	86,714	4,106	2,751	2,238	12,939	5,505	27,539
% change	-13.5%	-10.0%	-29.6%	-10.9%	-8.6%	4.1%	-8.6%

(1) The new distributor totals for Q2 2016 and Q2 2015 include 927 and 729, respectively, of new worldwide preferred customers.

(2) The new distributor totals for YTD 2016 and YTD 2015 include 1,763 and 1,573, respectively, of new worldwide preferred customers.

United States

•	Net sales declined in the United States in Q2 2016 compared to the prior-year quarter. We believe this decrease was due in part to a negative response made to changes effective February 1, 2016, to our distributor compensation plan in the United States and Canada.
•	Effective February 1, 2016, we updated our distributor compensation plan to introduce a Preferred Customer program and to modify the requirements for a Retail Distributor (entry-level) to advance to the Affiliate distributor level. Advancement to Affiliate distributor entitles a distributor to a higher discount on their purchases and the opportunity to earn retail and wholesale profits. The updates to the distributor compensation plan also included adjustments to a distributor’s group business volume required to achieve the Master Affiliate level. We believe these changes enhance the value of the business opportunity to Master Affiliates and distributors at levels below Master Affiliate; however, we continue to train the distributor field to understand the benefit of these changes and to teach these concepts to their local distributor groups.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, constituted 17.9% and 15.1% of net sales in the United States, respectively, in Q2 2016 as our marketing continues to focus on these two products. Reliv NOW and LunaRich X represented 19.6% and 15.7%, respectively, of net sales in the United States in the prior-year quarter. For the six months ended June 30, 2016, sales of Reliv Now and LunaRich X represented 18.1% and 15.2%, respectively, of net sales in the United States.
•	Distributor/preferred customer enrollments and new Master Affiliate qualifications decreased by 39.9% and 57.8%, respectively, in Q2 2016 compared to the prior year quarter in a short-term response to the changes to the new distributor enrollment process and the increased business volume requirements to reach the Master Affiliate level.
•	Distributor retention was 69.0% for the twelve month period ended June 30, 2016 compared to 71.1% for all of 2015. Distributor retention is determined by the percentage of active distributors from 2015 that renewed their distributorships in 2016.
•	Our average order size in Q2 2016 increased by 1.5% to $320 at suggested retail value compared to the prior-year quarter. The number of product orders decreased by 14.8% in Q2 2016 compared to the prior year quarter for the same reasons as the overall decrease in sales.

International Operations

•	The average foreign exchange rate for the U.S. dollar for the first six months of 2016 was stronger versus the various local currencies in which we conduct business when compared with the average exchange rates for the same period in 2015.
•	As a result of the stronger U.S. dollar, we have implemented price increases in all of our international markets. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.
•	Net sales in Australia/New Zealand decreased by 9.2% in local currency in Q2 2016 compared to the prior-year quarter. We instituted price increases effective May 1, 2016, but new distributor/preferred customer enrollments decreased by 39.7% in Q2 2016.
•	Canadian net sales in Q2 2016 decreased by 24.9% in local currency compared to the prior-year quarter as a result of decreased distributor activity in the market. We implemented price increases effective April 1, 2016 in Canada.
•	Net sales in Mexico decreased by 31.0% in local currency in Q2 2016 compared to the prior-year quarter. Sales in Q2 2015 were higher due to accelerated purchasing prior to the implementation of a value added tax on July 1, 2015. We also implemented price increases in this market on April 1, 2016.
•	Net sales in Europe increased by 11.4% in local currency in Q2 2016 compared to the prior-year quarter. Sales increased due to distributor purchasing prior to a price increase on May 1, 2016; however, distributor activity declined both in the form of new distributor and preferred customer enrollments and in new Master Affiliate qualifications in the region.
•	Sales in Asia increased by 6.8% in local currency in Q2 2016 compared to the prior-year quarter. New distributor/preferred customer enrollments increased by 10.8% in Q2 2016 compared to the prior-year quarter.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2016 and 2015. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Three months ended
	June 30, 2016		June 30, 2015
	Amount	% of net sales	Amount	% of net sales

Net sales	$11,053	100.0%	$12,445	100.0%
Costs and expenses:
Cost of products sold	2,531	22.9	2,648	21.3
Distributor royalties and commissions	3,921	35.5	4,459	35.8
Selling, general and adminstrative	5,541	50.1	6,455	51.9

Loss from operations	(940)	(8.5)	(1,117)	(9.0)
Interest income	27	0.2	30	0.3
Interest expense	(26)	(0.2)	(27)	(0.2)
Other income/(expense)	71	0.6	16	0.1

Loss before income taxes	(868)	(7.9)	(1,098)	(8.8)
Provision (benefit) for income taxes	120	1.0	(252)	(2.0)

Net loss	$(988)	(8.9)%	$(846)	(6.8)%

Loss per common share-Basic and Diluted	$(0.08)		$(0.07)

	Six months ended
	June 30, 2016		June 30, 2015
	Amount	% of net sales	Amount	% of net sales

Net sales	$24,090	100.0%	$27,280	100.0%
Costs and expenses:
Cost of products sold	5,515	22.9	5,643	20.7
Distributor royalties and commissions	8,545	35.5	9,740	35.7
Selling, general and adminstrative	11,151	46.3	12,585	46.1

Loss from operations	(1,121)	(4.7)	(688)	(2.5)
Interest income	54	0.2	60	0.2
Interest expense	(53)	(0.2)	(51)	(0.2)
Other income/(expense)	185	0.8	(155)	(0.6)

Loss before income taxes	(935)	(3.9)	(834)	(3.1)
Provision (benefit) for income taxes	97	0.4	(104)	(0.4)

Net loss	$(1,032)	(4.3)%	$(730)	(2.7)%

Loss per common share-Basic and Diluted	$(0.08)		$(0.06)

Cost of Products Sold:

•	The cost of products sold as a percentage of net sales in Q2 2016 and the first six months of 2016 (“YTD 2016”) increased compared to the prior-year period. The cost of products sold was negatively impacted by lower plant utilization and higher quality control expenses.

Distributor Royalties and Commissions:

•	Distributor royalties and commissions as a percentage of net sales for Q2 2016 and YTD 2016 compared to the prior-year periods remained relatively steady. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $914,000 in Q2 2016 compared to the same period in 2015 and declined by $1.43 million in YTD 2016 compared to the prior-year period.
•	Salaries, salary-related expenses, and incentive compensation decreased in the aggregate by $453,000 in YTD 2016, compared to the prior-year period. Total compensation expense decreased as the result of continued headcount reductions in the United States through attrition and a worldwide workforce reduction that took place in May 2016. This headcount reduction program eliminated approximately 9 percent of the company's worldwide employees. The total cost of this program, representing severance and benefits, is approximately $275,000, and is included in the company's operating results for the quarter ended June 30, 2016. The aggregate annual salaries of the affected employees were approximately $1,100,000.
•	Other general and administrative expenses decreased by $302,000 in YTD 2016 vs. the prior-year period. This reduction was the result of both ongoing expense reductions, coupled with non-recurring expense items. Non-recurring expense items from the first six months of 2015 (“YTD 2015”) include:
o	Compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary was $91,000 in YTD 2015. During Q2 2015, this long-term incentive agreement became 100% vested and the participants exercised their put option in the agreement. This incentive agreement is described in Note 5 of the Condensed Consolidated Financial Statements.
o	In Mexico, we recognized expense of approximately $130,000 during Q2 2015 related to the write-off of VAT credits and VAT paid on behalf of our distributors as part of an amnesty agreement related to the implementation of a new VAT arrangement in that country.

Significant ongoing expense reductions include:

o	Consulting, legal, accounting, and other professional fees decreased by $103,000 in YTD 2016 compared to the prior-year period.
o	Business insurance expenses decreased by $29,000.

Offsetting increases include:

o	Research & development expenses, along with other foreign product compliance requirements, increased by $162,000 in YTD 2016 compared to the prior-year period.
•	Sales and marketing expenses decreased by $632,000 in YTD 2016 versus the same period in 2015. Components of the decrease include:
o	$246,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$148,000 decrease in distributor conferences and meeting expenses. Most of the decrease was the result of not holding regional conferences in the United States during Q1 2016.
o	$151,000 decrease in the cost of our promotional trips and other promotional incentives.

Other Income/Expense:

•	The other income in YTD 2016 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries. In YTD 2015, we recognized foreign currency exchange losses on the same intercompany debt.

Income Taxes/Benefit:

•	We reported an income tax expense of $97,000 for YTD 2016.
•	During the second quarter of 2016, we determined that it was more likely than not that Federal and various state net operating losses we expect to generate in 2016 will not be realized based on projections of future taxable income and other considerations. Accordingly, as of June 30, 2016, the tax provision for the second quarter of 2016 includes the impact of recording a valuation allowance of $383,000 against the losses generated from a U.S. tax perspective.

•	See Note 4 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Loss:

•	We recognized a larger net loss in the second quarter of 2016 and the six-month period of 2016 when compared to the same periods in 2015 as the result of the decline in net sales in the United States and other foreign markets, coupled with the valuation allowance recorded on the income tax benefit attributable to the YTD 2016 U.S. net loss.

Liquidity and Capital Resources

During the first six months of 2016, we generated $451,000 of net cash in operating activities, $36,000 was provided by investing activities, and we used $289,000 in financing activities. This compares to $108,000 of net cash used in operating activities, $135,000 used in investing activities, and $249,000 used in financing activities in the same period of 2015. Cash and cash equivalents increased by $203,000 to $3.47 million as of June 30, 2016 compared to $3.26 million as of December 31, 2015 and $4.50 million as of June 30, 2015.

Significant changes in working capital items consisted of a decrease in inventory of $591,000, an increase in prepaid expenses/other current assets of $341,000, and an increase in accounts payable and accrued expenses of $769,000 in the first six months of 2016. The decrease in inventory is the result of planned decreases in our inventory levels relative to sales, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals.

Investing activities during the first six months of 2016 consisted of $15,000 for capital expenditures, offset by payments received on a distributor note receivable of $51,000. Financing activities during the first six months of 2016 consisted of principal payments of $289,000 on long-term borrowings.

Stockholders’ equity decreased to $14.7 million at June 30, 2016 compared to $15.9 million at December 31, 2015. The decrease is due to our net loss during the first six months of 2016 of $1.03 million coupled with an unfavorable adjustment in foreign currency translation of $222,000. Our working capital balance was $4.11 million at June 30, 2016 compared to $5.08 million at December 31, 2015. The current ratio at June 30, 2016 was 1.76 compared to 2.08 at December 31, 2015.

On September 30, 2015, we entered into series of agreements with a new primary lender which include agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replace similar borrowings under agreements with our former primary lender.

The new $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 2.69% at June 30, 2016.

The new $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of September 30, 2016. As of June 30, 2016, there were no outstanding borrowings on the revolving line of credit.

The proceeds from the new $3.25 million term loan were used to pay off the outstanding term loan and revolving line of credit balances, plus accrued interest, due under loan agreements with our former primary lender. Borrowings under the new lending agreements are secured by all our tangible and intangible assets, a whole life insurance policy on the life of our Chief Executive Officer, and by a mortgage on the real estate of our headquarters. The new lending agreements also include a quarterly covenant requiring us to maintain net tangible worth of not less than $9.5 million. As of June 30, 2016, we were in compliance with our loan covenant requirement.

Although a renewal of the revolving line of credit that matures on September 30, 2016 is not assured, management believes that our cash on hand, internally generated funds, and ability to borrow a portion of the cash surrender value of our key-man life insurance policy will be sufficient to meet working capital requirements and our debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-27 of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016. Our critical accounting policies remain unchanged as of June 30, 2016.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2016, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Loss and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: August 15, 2016

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 15, 2016

