Form 10-Q
period 2016-09-30
RELIV INTERNATIONAL INC
filed 2016-11-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares outstanding of the Registrant’s common stock as of November 2, 2016 was 1,845,587 (excluding treasury shares).

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2016	2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,170,008	$3,262,263
Accounts receivable, less allowances of $29,300 in 2016 and $30,200 in 2015	6,562	89,376
Accounts and note due from employees and distributors	139,671	134,668
Inventories
Finished goods	2,675,895	3,657,612
Raw materials	1,398,963	1,382,635
Sales aids and promotional materials	146,523	132,475
Total inventories	4,221,381	5,172,722

Refundable income taxes	524,329	522,035
Prepaid expenses and other current assets	616,556	552,645
Deferred income taxes	-	66,000
Total current assets	8,678,507	9,799,709

Other assets	289,793	285,153
Cash surrender value of life insurance	2,935,963	2,848,232
Note receivable due from distributor	1,548,911	1,630,164
Deferred income taxes	500,000	623,000
Intangible assets, net	2,456,729	2,655,647

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,947,269	9,951,555
Machinery & equipment	4,329,392	4,344,403
Office equipment	1,205,690	1,223,921
Computer equipment & software	2,330,942	2,341,149
	18,718,483	18,766,218
Less: Accumulated depreciation	12,822,819	12,347,091
Net property, plant and equipment	5,895,664	6,419,127

Total assets	$22,305,567	$24,261,032

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2016	2015
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,227,978	$1,859,716
Distributors' commissions payable	1,448,035	1,567,883
Sales taxes payable	202,819	232,996
Payroll and payroll taxes payable	277,664	277,157
Total accounts payable and accrued expenses	4,156,496	3,937,752

Current portion of long-term debt	426,035	781,505
Total current liabilities	4,582,531	4,719,257

Noncurrent liabilities:
Long-term debt, less current portion	2,599,581	3,159,575
Deferred income taxes	-	94,000
Other noncurrent liabilities	382,340	405,705
Total noncurrent liabilities	2,981,921	3,659,280

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2016 and 2015	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 2,110,440 shares issued and 1,845,587 shares outstanding as of 9/30/2016; 2,110,440 shares issued and 1,845,587 shares outstanding as of 12/31/2015	14,773	14,773
Additional paid-in capital	30,551,899	30,499,817
Accumulated deficit	(9,556,608)	(8,659,262)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(930,389)	(634,273)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	14,741,115	15,882,495

Total liabilities and stockholders' equity	$22,305,567	$24,261,032

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net

Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015

Product sales	$9,972,547	$11,250,271	$32,181,585	$36,401,384
Handling & freight income	812,868	944,182	2,693,602	3,072,783

Net sales	10,785,415	12,194,453	34,875,187	39,474,167

Costs and expenses:
Cost of products sold	2,214,633	2,603,167	7,729,508	8,245,871
Distributor royalties and commissions	3,799,791	4,308,647	12,345,171	14,048,971
Selling, general and administrative	4,737,305	5,659,989	15,887,901	18,244,930

Total costs and expenses	10,751,729	12,571,803	35,962,580	40,539,772

Income (loss) from operations	33,686	(377,350)	(1,087,393)	(1,065,605)

Other income (expense):
Interest income	26,199	28,536	80,689	88,991
Interest expense	(28,982)	(36,814)	(82,161)	(87,502)
Other income / (expense)	41,575	(72,373)	226,519	(227,434)

Income (loss) before income taxes	72,478	(458,001)	(862,346)	(1,291,550)
Provision (benefit) for income taxes	(62,000)	(169,000)	35,000	(273,000)

Net income (loss)	$134,478	$(289,001)	$(897,346)	$(1,018,550)

Other comprehensive income (loss):
Foreign currency translation adjustment	(74,503)	(72,673)	(296,116)	(23,734)

Comprehensive income (loss)	$59,975	$(361,674)	$(1,193,462)	$(1,042,284)

Earnings (loss) per common share - Basic	$0.07	$(0.16)	$(0.49)	$(0.55)
Weighted average shares	1,846,000	1,846,000	1,846,000	1,836,000

Earnings (loss) per common share - Diluted	$0.07	$(0.16)	$(0.49)	$(0.55)
Weighted average shares	1,846,000	1,846,000	1,846,000	1,836,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30
	2016	2015

Operating activities:
Net loss	$(897,346)	$(1,018,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	734,763	758,564
Stock-based compensation	52,083	45,981
Non-cash life insurance policy accretion	(87,732)	(75,216)
Deferred income taxes	27,000	(89,000)
Foreign currency transaction (gain)/loss	(191,091)	98,172
(Increase) decrease in accounts receivable and accounts due from employees and distributors	81,571	163,256
(Increase) decrease in inventories	868,287	(585,634)
(Increase) decrease in refundable income taxes	(2,153)	(214,378)
(Increase) decrease in prepaid expenses and other current assets	(71,431)	(123,423)
(Increase) decrease in other assets	(4,180)	23,247
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	253,012	(86,860)

Net cash provided by (used in) operating activities	762,783	(1,103,841)

Investing activities:
Proceeds from the sale of property, plant and equipment	912	7,181
Purchase of property, plant and equipment	(18,686)	(224,719)
Payments received on distributor note receivable	76,534	72,088

Net cash provided by (used in) investing activities	58,760	(145,450)

Financing activities:
Repayment of line of credit borrowings	-	(500,000)
Proceeds from term loan borrowings	-	3,249,501
Principal payments on long-term borrowings	(904,461)	(3,334,552)

Net cash used in financing activities	(904,461)	(585,051)

Effect of exchange rate changes on cash and cash equivalents	(9,337)	3,915

Increase (decrease) in cash and cash equivalents	(92,255)	(1,830,427)

Cash and cash equivalents at beginning of period	3,262,263	4,989,392

Cash and cash equivalents at end of period	$3,170,008	$3,158,965

Supplementary disclosure of cash flow information:
Noncash financing transactions (Note 5):
Issuance of promissory notes	$-	$424,000

Issuance of company common stock	$-	$117,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

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

On October 4, 2016, the Company effected a 1-for-7 reverse stock split of the Company's common stock. Each stockholder's percentage ownership and proportional voting power remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts, and related information in these Condensed Consolidated Financial Statements and notes thereto have been adjusted retroactively to give effect to the 1-for-7 reverse stock split.

Note 2—	Basic and Diluted Earnings (Loss) per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Numerator:
Net income (loss)	$134,478	$(289,001)	$(897,346)	$(1,018,550)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	1,846,000	1,846,000	1,846,000	1,836,000
Dilutive effect of employee stock options and other warrants	-	-	-	-

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	1,846,000	1,846,000	1,846,000	1,836,000

Basic earnings (loss) per share	$0.07	$(0.16)	$(0.49)	$(0.55)
Diluted earnings (loss) per share	$0.07	$(0.16)	$(0.49)	$(0.55)

Options and warrants to purchase 265,001 and 267,184 shares of common stock for the three months and nine months ended September 30, 2016, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 270,958 shares of common stock for the three months and nine months ended September 30, 2015, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

September 30, 2016

Long-term debt	$3,025,616	$3,025,616	-	$3,025,616	-
Note receivable	1,656,449	1,900,000	-	1,900,000	-
Marketable securities	264,000	264,000	$264,000	-	-

December 31, 2015

Long-term debt	$3,941,080	$3,941,080	-	$3,941,080	-
Note receivable	1,732,982	1,942,000	-	1,942,000	-
Marketable securities	275,000	275,000	$275,000	-	-

Long-term debt: The fair value of the Company's term and revolver loans approximate carrying value as these loans were incurred within the past twelve months and have variable market-based interest rates which reset every thirty days. The fair value of the Company's obligation for the acquisition of its lunasin technology license approximates carrying value as this obligation is a zero-interest based obligation discounted utilizing an interest rate factor comparable to the Company's market-based interest rate for its term and revolver loans. The fair value of the Company's notes payable obligations approximates carrying value as these obligations were incurred within the past eighteen months and have variable market-based interest rates which reset every ninety days.

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

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 4—	Taxes

The interim financial statement provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Nine months ended September 30
	2016	2015

Income taxes (benefit) at U.S. statutory rate	$(293,000)	$(439,000)
State income taxes, net of federal benefit	20,000	36,000
Higher / (lower) effective taxes on earnings/losses in certain foreign countries	(50,000)	39,000
Foreign corporate income taxes	66,000	32,000
Change in valuation allowance	363,000	-
Other, net	(71,000)	59,000

	$35,000	$(273,000)

During the second quarter of 2016 (and affirmed in the third quarter of 2016), the Company determined that it was more likely than not that federal and various state net operating losses it expects to generate in 2016 will not be realized based on projections of future taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the income tax provision for the nine months ended September 30, 2016 includes the impact of recording a total valuation allowance of $363,000 in the second and third quarters of 2016 against the losses generated from a U.S. tax perspective.

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of September 30, 2016 and December 31, 2015, management's estimated reserve (net of deposits) for this matter is approximately $156,000 and $142,000, respectively. There has been no change in this matter during the first nine months of 2016.

Note 5—	Long-Term Incentive Compensation Plan — 2015

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

The notes payable issued by the Company to the managers range in length from one to two years with quarterly payments of principal and interest beginning July 2015 and ending April 2017. The notes accrue interest at a floating interest rate based on the three-month pound LIBOR rate plus 3%. At September 30, 2016, the outstanding balance of the notes was approximately $101,000 and the interest rate was 3.49%.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 6—	Debt

	September 30	December 31
	2016	2015

Term loan	$2,924,541	$3,168,261
Notes payable	101,075	283,455
Obligation for acquisition of technology license, net	-	489,364
	3,025,616	3,941,080
Less current portion	426,035	781,505
Total long-term debt	$2,599,581	$3,159,575

Estimated maturities of debt at September 30, 2016 are as follows:

Twelve months ending September 30,
2017	$426,035
2018	2,599,581
$3,025,616

Term loan and revolving line agreements

On September 30, 2015, the Company entered into a series of lending agreements with a new primary lender which include agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replace similar borrowings under agreements with the Company’s former primary lender.

The $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 2.744% at September 30, 2016.

The $3.5 million revolving line of credit agreement, dated September 30, 2015, accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and had an original term of one year. Effective September 30, 2016, the revolving line of credit agreement was extended under similar terms to April 30, 2018. As of September 30, 2016, there were no outstanding borrowings on the revolving line of credit.

Borrowings under the lending agreements are secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company’s Chief Executive Officer, and by a mortgage on the real estate of the Company’s headquarters.

The original September 30, 2015 lending agreements include a quarterly covenant requiring the Company to maintain net tangible worth of not less than $9.5 million. The September 30, 2016 revolving line of credit agreement extension adds a quarterly financial covenant under which the Company will have: i) a quarterly minimum requirement of earnings before interest expense, income tax expense, depreciation, and amortization ("EBITDA") of $200,000 for the quarter ended December 31, 2016; ii) a cumulative minimum EBITDA requirement of $200,000, $400,000, $600,000, and $800,000 for the fiscal periods ending March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, respectively; and iii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

As defined, EBITDA means the Company's consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender.

At September 30, 2016, the Company was in compliance with its loan covenant requirements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 6—	Debt (continued)

Obligation for Acquisition of Technology License, net

In July 2013, the Company entered into a Technology License Agreement (TLA) with a privately-held company. The TLA provides the Company the exclusive license for certain intellectual property related to the nutritional ingredient lunasin and other soy-related peptins and proteins. In consideration for the TLA, the Company agreed to pay the licensor a purchase price of $2 million; $1.15 million paid in July 2013, with the remaining obligation paid over the next four years in a series of annual payments ranging from $150,000 to $250,000. Subject to certain minimum and maximum product sales thresholds, the Company may also have been required to pay the licensor royalties during the remaining life of the intellectual properties (approximately seventeen years at origination). During the third quarter of 2016, the Company made a scheduled $250,000 payment on this obligation. In addition, during the third quarter of 2016, the Company and licensor entered into a letter agreement pursuant to which the Company paid licensor the final $250,000 payment, due in July 2017 per the original agreement. In consideration for acceleration of the final payment, the licensor transferred all rights, title and interest in the technology to the Company and terminated any future royalty obligations on the part of the Company.

Notes Payable

A description of the notes payable is presented in Note 5 — Long-Term Incentive Compensation Plan.

Note 7—	Recent Accounting Standards Pending Adoption

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which supercedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Upon adoption, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company is evaluating the effects that the new standard will have on its consolidated financial statements and related disclosures.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 7—	Recent Accounting Standards Pending Adoption (continued)

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

Note 8—	Restructuring Activities

In May 2016, the Company implemented an employee headcount cost reduction program resulting in the reduction of approximately 9% of the Company's worldwide employees. The total cost of this program, representing severance and benefits, was approximately $275,000, and was included in the company's operating results for the quarter ended June 30, 2016. The aggregate annual salaries of the affected employees was approximately $1,100,000.

At September 30, 2016, there was no remaining reserve for severance and benefits under this program.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.0% of worldwide net sales for the nine months ended September 30, 2016 and 78.1% of worldwide net sales for the nine months ended September 30, 2015. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2016, consisted of approximately 40,450 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors based on products sold in their downline organization. Based on our distributor agreements, these expenses have typically approximated 23% of sales at suggested retail. Wholesale pricing discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which ranges from 50% to 90% of the retail price of each product. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.

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

Results of Operations

Net Sales. Overall net sales decreased by 11.6% in the three months ended September 30, 2016 compared to the same period in 2015. During the third quarter of 2016 (“Q3 2016”), sales in the United States decreased by 12.1%, and international sales decreased by 9.5% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus all of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales increased by 0.2%.

For the nine-month period ended September 30, 2016 (“YTD 2016”), net sales decreased by 11.7% compared to the same period in 2015. For YTD 2016, sales in the United States decreased by 11.8%, and international sales decreased by 11.1% compared to the prior-year period. Excluding the impact of currency exchange fluctuation, international sales decreased by 3.8%.

The following table summarizes net sales by geographic market for the three months ended September 30, 2016 and 2015.

	Three months ended September 30,
	2016		2015		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$8,581	79.6%	$9,759	80.0%	$(1,178)	(12.1)%
Australia/New Zealand	242	2.2	283	2.3	(41)	(14.5)
Canada	250	2.3	260	2.2	(10)	(3.8)
Mexico	119	1.1	136	1.1	(17)	(12.5)
Europe	1,166	10.8	1,304	10.7	(138)	(10.6)
Asia	427	4.0	452	3.7	(25)	(5.5)
Consolidated total	$10,785	100.0%	$12,194	100.0%	$(1,409)	(11.6)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
	2016		2015		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$27,191	78.0%	$30,831	78.1%	$(3,640)	(11.8)%
Australia/New Zealand	825	2.4	984	2.5	(159)	(16.2)
Canada	799	2.3	1,028	2.6	(229)	(22.3)
Mexico	419	1.2	567	1.4	(148)	(26.1)
Europe	4,344	12.4	4,651	11.8	(307)	(6.6)
Asia	1,297	3.7	1,413	3.6	(116)	(8.2)
Consolidated total	$34,875	100.0%	$39,474	100.0%	$(4,599)	(11.7)%

The following table sets forth, as of September 30, 2016 and 2015, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. In February 2016, we introduced a formal Preferred Customer program in the United States and Canada. As a result, we are including Preferred Customers as part of our Active Distributor count. Preferred Customer programs were previously in place in Europe and other foreign markets. Preferred Customers represent approximately 4,720 and 4,390 of the Active Distributor count as of September 30, 2016 and 2015, respectively. The significant majority of these Preferred Customers are in Europe.

	September 30, 2016		September 30, 2015		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	28,700	4,110	33,400	4,500	(14.1)%	(8.7)%
Australia/New Zealand	1,580	130	1,790	130	(11.7)	—
Canada	890	140	1,250	230	(28.8)	(39.1)
Mexico	1,010	90	1,240	100	(18.5)	(10.0)
Europe	5,230	520	6,390	630	(18.2)	(17.5)
Asia	3,040	330	3,100	300	(1.9)	10.0
Consolidated total	40,450	5,320	47,170	5,890	(14.2)%	(9.7)%

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

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total
Three Months Ended 9/30/16
Sales in Q3 2016 in USD (in 000's)	$8,581	$242	$250	$119	$1,166	$427	$2,204

% change in sales-Q3 2016 vs. Q3 2015:
change in GAAP sales in USD	-12.1%	-14.5%	-3.8%	-12.5%	-10.6%	-5.5%	-9.5%
due to currency fluctuation	-	6.3%	1.0%	-12.1%	-18.1%	-0.8%	-9.7%
change in sales in local currency (non-GAAP)	-12.1%	-20.8%	-4.8%	-0.4%	7.5%	-4.7%	0.2%

# of new distributors-Q3 2016 (1)	1,437	66	34	94	394	377	965
# of new distributors-Q3 2015	2,135	149	79	134	591	444	1,397
% change	-32.7%	-55.7%	-57.0%	-29.9%	-33.3%	-15.1%	-30.9%

# of new Master Affiliates-Q3 2016	129	6	5	3	26	17	57
# of new Master Affiliates-Q3 2015	249	7	9	4	28	36	84
% change	-48.2%	-14.3%	-44.4%	-25.0%	-7.1%	-52.8%	-32.1%

# of Product orders-Q3 2016	35,824	1,557	891	868	4,480	3,334	11,130
# of Product orders-Q3 2015	41,888	2,011	1,141	924	5,256	2,991	12,323
% change	-14.5%	-22.6%	-21.9%	-6.1%	-14.8%	11.5%	-9.7%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total
Nine Months Ended 9/30/16
Sales in YTD 2016 in USD (in 000's)	$27,191	$825	$799	$419	$4,344	$1,297	$7,684

% change in sales-YTD 2016 vs. YTD 2015:
change in GAAP sales in USD	-11.8%	-16.2%	-22.3%	-26.1%	-6.6%	-8.2%	-11.1%
due to currency fluctuation	-	-2.6%	-3.9%	-13.1%	-9.4%	-3.7%	-7.3%
change in sales in local currency (non-GAAP)	-11.8%	-13.6%	-18.4%	-13.0%	2.8%	-4.5%	-3.8%

# of new distributors-YTD 2016 (2)	4,442	266	111	321	1,639	1,240	3,577
# of new distributors-YTD 2015	6,495	422	341	515	2,499	1,206	4,983
% change	-31.6%	-37.0%	-67.4%	-37.7%	-34.4%	2.8%	-28.2%

# of new Master Affiliates-YTD 2016	626	27	18	16	122	97	280
# of new Master Affiliates-YTD 2015	937	25	62	21	156	108	372
% change	-33.2%	8.0%	-71.0%	-23.8%	-21.8%	-10.2%	-24.7%

# of Product orders-YTD 2016	110,871	5,253	2,827	2,863	16,304	9,064	36,311
# of Product orders-YTD 2015	128,602	6,117	3,892	3,162	18,195	8,496	39,862
% change	-13.8%	-14.1%	-27.4%	-9.5%	-10.4%	6.7%	-8.9%

(1)	The new distributor totals for Q3 2016 and Q3 2015 include 810 and 526, respectively, of new worldwide preferred customers.
(2)	The new distributor totals for YTD 2016 and YTD 2015 include 2,573 and 2,099, respectively, of new worldwide preferred customers.

 United States

•	Net sales declined in the United States in Q3 2016 and for YTD 2016 compared to the prior-year periods. We believe this decrease is due in part to the changes made effective February 1, 2016 to our distributor compensation plan in the United States and Canada.
•	Effective February 1, 2016, we updated our distributor compensation plan to introduce a Preferred Customer program and to modify the requirements for a Retail Distributor (entry-level) to advance to the Affiliate distributor level. Advancement to Affiliate distributor entitles a distributor to a higher discount on their purchases and the opportunity to earn retail and wholesale profits. The updates to the distributor compensation plan also included adjustments to a distributor’s group business volume required to achieve the Master Affiliate level. We believe these changes enhance the value of the business opportunity to Master Affiliates and distributors at levels below Master Affiliate; however, we continue to train the distributor field to understand the benefit of these changes and to teach these concepts to their local distributor groups.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, constituted 17.7% and 15.6% of net sales in the United States, respectively, in Q3 2016 as our marketing continues to focus on these two products. Reliv NOW and LunaRich X represented 18.9% and 15.8%, respectively, of net sales in the United States in the prior-year quarter. For the nine months ended September 30, 2016, sales of Reliv Now and LunaRich X represented 18.0% and 15.3%, respectively, of net sales in the United States.
•	Distributor/preferred customer enrollments and new Master Affiliate qualifications decreased by 32.7% and 48.2%, respectively, in Q3 2016 compared to the prior year quarter in response to the changes to the new distributor enrollment process and the increased business volume requirements to reach the Master Affiliate level.
•	Distributor retention was 67.1% for the twelve month period ended September 30, 2016 compared to 71.1% for all of 2015. Distributor retention is determined by the percentage of active distributors from 2015 that renewed their distributorships in 2016.
•	Our average order size in Q3 2016 increased by 1.9% to $329 at suggested retail value compared to the prior-year quarter. However, the number of product orders decreased by 14.5% in Q3 2016 compared to the prior year quarter for the same reasons as the overall decrease in sales. For YTD 2016, our average order size increased by 1.5%; however, the number of product orders decreased by 13.8%.

International Operations

•	The average foreign exchange rate for the U.S. dollar for the first nine months of 2016 was stronger versus the various local currencies in which we conduct business when compared with the average exchange rates for the same period in 2015.
•	As a result of the stronger U.S. dollar, we have implemented price increases in all of our international markets. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.
•	Net sales in Australia/New Zealand decreased by 20.8% in local currency in Q3 2016 compared to the prior-year quarter. We instituted price increases effective May 1, 2016, and new distributor/preferred customer enrollments decreased by 55.7% in Q3 2016.
•	Canadian net sales in Q3 2016 decreased by 4.8% in local currency compared to the prior-year quarter as a result of decreased distributor activity in the market. We implemented price increases effective April 1, 2016 in Canada.
•	Net sales in Mexico decreased by 0.4% in local currency in Q3 2016 compared to the prior-year quarter. We implemented price increases in this market on April 1, 2016, and distributor activity remains down as new distributor enrollments decreased by 29.9% in Q3 2016 compared to the prior-year quarter.
•	Net sales in Europe increased by 7.5% in local currency in Q3 2016 compared to the prior-year quarter. Sales have rebounded in Q3 2016 when compared to Q2 2016 subsequent to a price increase on May 1, 2016. However, we face declining margins subsequent to the drop in the value of the British pound after the Brexit vote on June 23, 2016.
•	Sales in Asia decreased by 4.7% in local currency in Q3 2016 compared to the prior-year quarter. New distributor/preferred customer enrollments decreased by 15.1% in Q3 2016 compared to the prior-year quarter.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2016 and 2015. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Three months ended
	September 30, 2016		September 30, 2015
	Amount	% of net sales	Amount	% of net sales

Net sales	$10,785	100.0%	$12,194	100.0%
Costs and expenses:
Cost of products sold	2,215	20.5	2,603	21.4
Distributor royalties and commissions	3,800	35.3	4,309	35.3
Selling, general and adminstrative	4,737	43.9	5,660	46.4

Income (loss) from operations	33	0.2	(378)	(3.1)
Interest income	26	0.2	29	0.2
Interest expense	(29)	(0.3)	(37)	(0.3)
Other income/(expense)	42	0.4	(72)	(0.6)

Income (loss) before income taxes	72	0.6	(458)	(3.8)
Provision (benefit) for income taxes	(62)	(0.6)	(169)	(1.4)

Net income (loss)	$134	1.2%	$(289)	(2.4)%

Income (loss) per common share- (1)	$0.07		$(0.16)
Basic and Diluted

	Nine months ended
	September 30, 2016		September 30, 2015
	Amount	% of net sales	Amount	% of net sales

Net sales	$34,875	100.0%	$39,474	100.0%
Costs and expenses:
Cost of products sold	7,729	22.2	8,246	20.9
Distributor royalties and commissions	12,345	35.4	14,049	35.6
Selling, general and adminstrative	15,888	45.5	18,245	46.2

Loss from operations	(1,087)	(3.1)	(1,066)	(2.7)
Interest income	81	0.2	89	0.2
Interest expense	(82)	(0.2)	(88)	(0.2)
Other income/(expense)	226	0.6	(227)	(0.6)

Loss before income taxes	(862)	(2.5)	(1,292)	(3.3)
Provision (benefit) for income taxes	35	0.1	(273)	(0.7)

Net loss	$(897)	(2.6)%	$(1,019)	(2.6)%

Income (loss) per common share- (1)	$(0.49)		$(0.55)
Basic and Diluted

(1) All per share amounts have been adjusted for the 1-for-7 reverse stock split effective on October 4, 2016.

Cost of Products Sold:

•	The cost of products sold as a percentage of net sales in Q3 2016 decreased compared to the prior-year quarter as the result of the workforce and cost reduction program implemented in May 2016. For the first nine months of 2016 (“YTD 2016”), the cost of products sold as a percentage of net sales increased compared to the prior-year period. For the YTD 2016 period, the cost of products sold was negatively impacted by lower plant utilization and higher quality control expenses.

Distributor Royalties and Commissions:

•	Distributor royalties and commissions as a percentage of net sales for Q3 2016 and YTD 2016 compared to the prior-year periods remained relatively steady. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $923,000 in Q3 2016 compared to the same period in 2015 and declined by $2.36 million in YTD 2016 compared to the prior-year period.
•	Salaries, salary-related expenses, and incentive compensation decreased in the aggregate by $967,000 in YTD 2016, compared to the prior-year period. Total compensation expense decreased as the result of continued headcount reductions in the United States through attrition and a worldwide workforce reduction that took place in May 2016. This headcount reduction program eliminated approximately 9 percent of the company's worldwide employees. The total cost of this program, representing severance and benefits, was approximately $275,000, and is included in the company's operating results for the YTD 2016 period. The aggregate annual salaries of the affected employees were approximately $1,100,000.
•	Other general and administrative expenses decreased by $523,000 in YTD 2016 vs. the prior-year period. This reduction was the result of both ongoing expense reductions, coupled with non-recurring expense items. Non-recurring expense items from the first nine months of 2015 (“YTD 2015”) include:
o	Compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary was $91,000 in YTD 2015. During Q2 2015, this long-term incentive agreement became 100% vested and the participants exercised their put option in the agreement. This incentive agreement is described in Note 5 of the Condensed Consolidated Financial Statements.
o	In Mexico, we recognized expense of approximately $130,000 during Q2 2015 related to the write-off of VAT credits and VAT paid on behalf of our distributors as part of an amnesty agreement related to the implementation of a new VAT arrangement in that country.

Significant ongoing expense reductions include:

o	Consulting, legal, and other professional fees decreased by $184,000 in YTD 2016 compared to the prior-year period.
o	Business insurance expenses decreased by $40,000.

Offsetting increases include:

o	Research & development expenses, along with other foreign product compliance requirements, increased by $165,000 in YTD 2016 compared to the prior-year period.
•	Sales and marketing expenses decreased by $806,000 in YTD 2016 versus the same period in 2015. Components of the decrease include:
o	$383,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$190,000 decrease in distributor conferences and meeting expenses. Most of the decrease was the result of not holding regional conferences in the United States during Q1 2016.
o	$118,000 decrease in the cost of our promotional trips and other promotional incentives.

Other Income/Expense:

•	The other income in YTD 2016 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries. In YTD 2015, we recognized foreign currency exchange losses on the same intercompany debt.

Income Taxes/Benefit:

•	We reported an income tax expense of $35,000 for YTD 2016.
•	During the second quarter of 2016, we determined that it was more likely than not that Federal and various state net operating losses we expect to generate in 2016 will not be realized based on projections of future taxable income and other considerations. Accordingly, as of September 30, 2016, the tax provision for YTD 2016 includes the impact of recording a valuation allowance of $363,000 against the losses generated from a U.S. tax perspective.
•	See Note 4 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Income/Loss:

•	For the third quarter of 2016, we had net income of $134,000, compared to a net loss of $289,000 in the prior-year quarter, as we began to realize the savings from the headcount and cost reduction program implemented during the second quarter of 2016. For the nine-month period of 2016, we continue to show a net loss, although smaller compared to the same period in 2015, as the result of the decline in net sales in the United States and other foreign markets, coupled with the valuation allowance recorded on the income tax benefit attributable to the YTD 2016 U.S. net loss.

Liquidity and Capital Resources

During the first nine months of 2016, we generated $763,000 of net cash in operating activities, $59,000 was provided by investing activities, and we used $904,000 in financing activities. This compares to $1.10 million used in operating activities, $145,000 used in investing activities, and $585,000 used in financing activities in the same period of 2015. Cash and cash equivalents decreased by $92,000 to $3.17 million as of September 30, 2016 compared to $3.26 million as of December 31, 2015 and $3.16 million as of September 30, 2015.

Significant changes in working capital items consisted of a decrease in inventory of $868,000, and an increase in accounts payable and accrued expenses of $253,000 in the first nine months of 2016. The decrease in inventory is the result of planned decreases in our inventory levels relative to sales, and the increase in accounts payable and accrued expenses is partially related to a financing arrangement for our annual corporate insurance policy renewals.

Investing activities during the first nine months of 2016 consisted of $18,000 for net capital expenditures, offset by payments received on a distributor note receivable of $77,000. Financing activities during the first nine months of 2016 consisted of principal payments of $904,000 on long-term borrowings, including an accelerated final principal payment of $250,000 due under a Technology License Agreement entered into in 2013. See Note 6 to the Condensed Consolidated Financial Statements for a further description.

Stockholders’ equity decreased to $14.7 million at September 30, 2016 compared to $15.9 million at December 31, 2015. The decrease is due to our net loss during the first nine months of 2016 of $897,000 coupled with an unfavorable adjustment in foreign currency translation of $296,000. Our working capital balance was $4.10 million at September 30, 2016 compared to $5.08 million at December 31, 2015. The current ratio at September 30, 2016 was 1.89 compared to 2.08 at December 31, 2015.

On September 30, 2015, we entered into series of agreements with a new primary lender which included agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replaced similar borrowings under agreements with our former primary lender.

The $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 2.744% at September 30, 2016.

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

The $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and was renewed on September 30, 2016, with a new maturity date of April 30, 2018. As of September 30, 2016, there were no outstanding borrowings on the revolving line of credit.

The original September 30, 2015 lending agreements include a quarterly covenant requiring us to maintain net tangible worth of not less than $9.5 million. The September 30, 2016 revolving line of credit agreement extension adds a quarterly financial covenant under which we will have: i) a quarterly minimum requirement of earnings before interest expense, income tax expense, depreciation, and amortization ("EBITDA") of $200,000 for the quarter ended December 31, 2016; ii) a cumulative minimum EBITDA requirement of $200,000, $400,000, $600,000, and $800,000 for the fiscal periods ending March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, respectively; and iii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

As defined, EBITDA means our consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender.

At September 30, 2016, we were in compliance with all applicable covenants.

Management believes that our cash on hand, internally generated funds, and revolving line of credit extension will be sufficient to meet working capital requirements and our debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 26-27 of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016. Our critical accounting policies remain unchanged as of September 30, 2016.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2016, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit Number	Document

10.1	First Amendment to Loan Agreement dated September 30, 2016 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

10.2	Change in Terms Agreement (revolving credit facility) dated September 30, 2016 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: November 14, 2016

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 14, 2016