Form 10-K
period 2016-12-31
RELIV INTERNATIONAL INC
filed 2017-03-28
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐       Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $0.60 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.8 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 10, 2017 was 1,845,160 (excluding treasury shares).

Documents Incorporated by Reference

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017, which is expected to be filed no later than 120 days after December 31, 2016	Part III

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

We currently offer 20 nutritional supplements, and our product offering has selectively evolved over our history. Our core line of nutritional supplements which represented 62.9% of net sales for the year ended December 31, 2016, included the following five products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, protein and herbs
•	Innergize! — an isotonic sports supplement in two flavors
•	FibRestore — a high-fiber and antioxidant supplement
•	LunaRich X — a soy concentrate with elevated levels of lunasin, in capsule form

Following the introduction of our LunaRich X capsules in 2013, we experienced a gradual shift in our product sales mix reflecting an increasing emphasis on Reliv NOW and LunaRich X capsules. For the year ended December 31, 2016, Reliv NOW constituted 22.6% of net product sales, and LunaRich X capsules represented 17.7%. The combination of Reliv NOW and LunaRich X capsules have increasingly become the focus of our product strategy. As a result of this strategy, we offer a Super Pack product kit that contains four cans of Reliv NOW and four bottles of LunaRich X each containing 60 capsules. We also offer a Super Pack kit with Reliv Classic instead of Reliv NOW. The Super Pack was designed as a simple, focused approach that capitalizes on our most popular products and provides an entry point at a 25% discount for new distributors who want to build a business.

In February 2017, we launched our Fit3 fitness and weight loss program in the United States to broaden and bolster our weight management offering, and to appeal to a broader demographic than our essential nutrition. The Fit3 program consists of three principal components: (1) nutrition coaching, (2) exercise coaching and videos, and (3) three fitness products: Active, Burn and Purify. The Fit3 program involves our most interactive offering for distributors and customers, including a separate website with independent content and a focused social media outreach and support initiative. We offer a Fit Kit that includes a 90-day supply of the Fit3 products and access to the information, tools and videos we offer through the program. We believe the Fit3 program provides an attractive alternate entry point for new distributors or customers who are more interested in weight loss and fitness than our essential nutrition or targeted solutions.

We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on six of these products —Arthaffect, ReversAge, GlucAffect, ProVantage, 24K and CardioSentials. We also own several U.S. and international patents and patent applications related to lunasin through our acquisition of the lunasin technology in September 2016.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Canada, France, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2016, our network consisted of approximately 38,480 distributors and preferred customers —27,220 in the United States and 11,260 across our international markets.

We manufacture nearly all of our powdered nutritional supplements and all of our encapsulated products at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $38.8 billion U.S. nutritional supplement market, which is part of the broader $140 billion U.S. nutrition industry according to data published by the Nutrition Business Journal, or NBJ, and an estimated $320.0 billion global nutrition industry, also according to the NBJ. Additionally, more than 170 million Americans, or 71% of all U.S. adults, take dietary supplements annually according to the Council for Responsible Nutrition.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

•	Aging Population: The older population (persons 65 years or older) numbered 44.7 million in 2013 according to latest information from the Department of Health and Human Services. They represented 14.1% of the U.S. population, about one in every seven Americans. By 2060, there will be approximately 98 million older persons living in the United States, more than twice their number in 2013. Recent data from the Council for Responsible Nutrition shows that 74% of adults aged 55 and over take dietary supplements. We believe this ever-growing population, living longer lives than in previous decades, will continue to focus on their nutritional needs as they age.

•	Rising Healthcare Costs and Commitment to Health: The cost of healthcare in the United States continues to increase rapidly each year and grew at an annual rate of 5.8% according to the Centers for Medicare and Medicaid Services (CMS). In 2015, U.S. healthcare spending reached $3.2 trillion or $9,990 per person. As reported from Frost and Sullivan, approximately 75% of total U.S. health care expenditures are spent on preventable health issues. Many studies have demonstrated that dietary supplements have a positive effect on reducing the potential for health issues and consumers are reacting to this by taking charge of their personal health. In a recent survey conducted by Harris Poll, taking vitamins was in the top five commitments to health and wellness habits. We believe more consumers will seek the use of nutritional supplements to maintain quality of life as well as reduce medical costs.

•	Continued Focus on Weight Management: According to a report published by The State of Obesity in September 2016, nearly 38%, or more than one-third of U.S. men and women were obese, as were almost 17% of U.S. children. It is estimated that 86.3% of Americans will be overweight or obese by 2030. Health care costs related to obesity are expected to grow, from $860.7 billion to $956.9 billion by 2030 and currently account for almost 21% of U.S. health care costs according to a report by Cornell University. Being overweight is linked to more than 90 chronic diseases and can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses. According to a May 2016 report from Technavio, the global weight loss supplement market via direct selling was valued at $624.9 million in 2015 and North America accounted for more than one-third of those sales. Bearing these facts in mind, we believe that there will be a continual need not only for weight loss products but also for wellness products.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2015 global direct selling market (for all product categories) was estimated to be $183.7 billion, an increase from $182.8 billion in 2014. The WFDSA estimates that the number of individuals engaged in direct selling more than doubled between 1999 and 2015, from 35.9 million sellers to 103.2 million in 2015. The United States had 20.2 million direct sellers in 2015, the most of any country. Globally, wellness products came in as the top selling category, compared to 2014 when it was second behind cosmetics and personal care.

While the United States is currently the largest direct selling market with $36.1 billion in annual sales in 2015, international markets account for 81% of the entire industry, according to the WFDSA. Twenty-three countries (including the United States) have annual direct sales revenue of at least $1 billion and another thirty-one have annual direct sales revenue of at least $100 million, according to the WFDSA.

We believe that we are well positioned to capitalize on the world-wide growth trends in direct sales, as both a developer and manufacturer of proprietary nutritional products, utilizing our network marketing distribution system.

Our Competitive Strengths

We believe that we possess a number of competitive strengths that are the keys to our growth and profitability in the future.

Leading Marketer of Bioavailable Lunasin-Containing Products. We own certain technology and proprietary testing and manufacturing processes that allow us to produce LunaRich X, to our knowledge, the only commercial source of soy concentrate with elevated levels of bioactive lunasin. One 310 mg capsule of LunaRich X contains an amount of lunasin equivalent to 25 grams of high quality soy protein. In addition to our LunaRich X capsules, we fortified seven other nutritional supplements with LunaRich X so that a serving of those products yields an amount of bioactive lunasin equivalent to consuming 25 grams of soy protein. The products fortified with LunaRich X are Reliv NOW, Reliv NOW for Kids, ProVantage, GlucAffect, SoySentials, Slimplicity and Fit3 Active.

Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic or Reliv NOW — combined with LunaRich X. Our recommended daily regimen of essential nutrition for any new distributor or customer is one shake of either Reliv NOW or Reliv Classic and two capsules of LunaRich X. Our two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs supporting an individual’s daily nutritional needs and our LunaRich X capsules support an individual’s wellness at the epigenetic level. The combination of Reliv NOW or Reliv Classic and LunaRich X makes supplementation simple and effective for the consumer. For more specific individual needs, we provide 17 additional supplements. We believe that our two basic nutritional supplements, together with LunaRich X and our additional supplements, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.

In-House Development and Production. We utilize nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D., our Chief Scientific Officer and Vice Chairman. Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. In 2015, we installed an encapsulator and bottling line to produce our encapsulated products. In 2017, we ordered equipment to install a canister line to produce our Active product and potentially other products as we transition from cardboard cans to plastic canisters. We anticipate that our canister production line will be operational by the end of our second quarter if not earlier. We outsource our ready-to-drink product, 24K. We believe our ability to formulate and manufacture nearly all of our nutritional supplement products enables us to maintain our high standards of quality assurance and proprietary product composition.

Experienced Ambassador Team. Our Ambassador corps consists of distributors who have achieved the level of Master Director, have earned royalty payments of at least $4,000 in consecutive months and meet our leadership and character criteria necessary to garner our invitation to be an Ambassador. Our Ambassadors generally are our most productive distributors and are essential in recruiting, motivating and training our entire distributor network. We, and our Ambassadors, lead hundreds of annual events throughout all of our markets to motivate and train distributors, including regular recruiting meetings, trainings, conference calls, training schools for Master Affiliates and higher levels and regional, national and international distributor conferences. As of December 31, 2016, we had approximately 332 Ambassadors worldwide.

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 21 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 10, 2017, our directors and executive officers beneficially own approximately 37.8% of our common stock.

Our Business Strategy

Our basic objective is to increase our net sales by adding customers and distributors, increasing the productivity of our distributors, and by periodically improving our existing products and introducing new products. We also intend to invest in our infrastructure to improve our operating efficiencies, provide better service to our customers and distributors and leverage our current operating facilities to improve our profitability. We seek to accomplish these objectives by employing the following strategic initiatives:

Leverage and Expand our Existing Distributor Base Throughout the United States. The United States has been and will continue to be our largest market. Our growth strategy in the United States involves multiple initiatives, such as the launch in early 2017 of our Fit3 product line and fitness program, continued investment in company-sponsored events and distributor training and better utilization of our upper-level distributors across different geographical areas to increase our distributor base.

Increase Appeal to Broader Demographic. Traditionally, our customer and distributor demographic has skewed towards baby boomers and older individuals searching for nutritional solutions to supplement their diet and support overall wellness.  While continuing to maintain our focus on the needs of this important segment, we believe there is an opportunity to expand our sales and distributor base by increasing our appeal to younger generations interested in nutrition and an active healthy lifestyle.  In February 2017, we launched our Fit3 product line and fitness program aimed at individuals seeking to improve their fitness levels and incorporate healthier options into their daily routines. We believe the nutritional and fitness aspects of Fit3 will attract health conscious on-the-go individuals, many of whom fall within the under-40 demographic.  Further, we maintain an active presence on popular social media sites including Facebook, Twitter, YouTube and several other social networks that are popular with younger generations.  Our internal social media team is comprised of Gen X and Gen Y staffers who regularly interact with distributors, customers and prospects. We plan to continue to develop products and programs and expand our technology offerings in an effort to further appeal to younger generations interested in healthy active lifestyles and a vibrant evolving business opportunity.

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

Invest in Improved and New Products. As a developer of nutritional supplements, it is vital to continue to invest in the research and development of new and innovative products. For example, in January 2017, we introduced our Fit3 line of products and in January 2013 we launched LunaRich X to support heart health and overall wellness. Additionally, we will continue to improve and validate the efficacy of our existing product line. These types of investments should facilitate customer and distributor retention, as well as the recruitment of new distributors.

Expand and Improve our Manufacturing and Distribution Capabilities. We currently manufacture all of our powdered nutritional supplements, excluding Active, and our encapsulated products at our facility in Chesterfield, Missouri. This allows us to precisely control product composition and quality assurance as well as better manage inventory levels. Periodically, we make appropriate investments that enhance our manufacturing capabilities and capacity to further leverage our existing facilities and trained production staff. We recently ordered equipment to install a canister line in our facilities to produce Active and allow us the option to transition the packaging of our other products to a plastic canister. We expect to have the canister line operational by mid-2017. In the second half of 2014, we purchased and installed an encapsulation production line. We expect to continue to make appropriate investments in our manufacturing and fulfillment facilities.

Our Products

Product Overview

Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. All but four of our supplements are in powdered form that the consumer mixes with water, juice or other liquid. 24K is a ready-to-drink nutritional supplement and LunaRich X, Burn and Purify are available in capsule form.

We currently offer 20 nutritional supplements. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize!, and FibRestore — along with LunaRich X capsules to be our primary or “core” products.

The following table summarizes our product categories as of December 31, 2016. The net sales figures are for the year ended December 31, 2016:

Product Category	Product Name	% of 2016 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv NOW	20.2	1988
	Reliv Classic	9.6	1988
	NOW for Kids	4.2	2000

Specific Wellness	FibRestore	9.7	1993
	Arthaffect	6.8	1996
	ReversAge	3.7	2000
	SoySentials	1.6	1998
	CardioSentials	1.5	2005
	GlucAffect	1.2	2008
	24K	1.8	2011
	LunaRich X capsules	15.8	2013

Weight Management	Meal Replacements(2)	1.1	Various
	Cellebrate	0.8	1995

Sports Nutrition	Innergize!	7.6	1991
	ProVantage	3.6	1997

Other	Sweetener and Reliv Delight(3)	0.1	Various

(1)	This table does not include net sales for the year ended December 31, 2016 related to freight and handling and sales of marketing materials, which represented approximately 10.7% of net sales for the year ended December 31, 2016.
(2)	Since its introduction in February 2007, our Slimplicity Meal Replacement formula has replaced Reliv Ultrim-Plus (available since 1988) in all but our Canadian and Mexican markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market. In October 2013, Reliv ReShape was launched in our Australian and New Zealand markets, at which time Slimsimply was discontinued in those markets. With the launch of our Fit3 program and products in February 2017, we plan to discontinue Slimplicity in the United States.
(3)	Our sweetener product was discontinued in early 2016. Reliv Delight is expected to be discontinued once remaining inventory is exhausted.

Basic Nutrition Supplements

Our three basic nutrition supplements provide consumers with a broad spectrum of essential nutrients. Every formulation is specifically designed to optimize and enhance the benefits of the nutrients it contains.

•	Reliv NOW is a nutritional supplement containing a variety of vitamins and minerals, soy and various herbs. Reliv NOW is available in every country where we operate. In Australia, the product is marketed as Nourish.

•	Reliv Classic is a nutritional supplement containing a variety of vitamins and minerals, soy and various herbs. It is a vegetarian product that contains no animal compounds, artificial preservatives, artificial flavors or added simple sugars. Reliv Classic is available in the United States, Canada, France, Germany, Austria, the Netherlands, the United Kingdom and Ireland.

•	NOW for Kids is a product designed to provide a balanced nutritional supplement for a child’s diet and contains a variety of vitamins and minerals. NOW for Kids is available in Australia, New Zealand, the United States, the United Kingdom, France, Germany, Ireland, Austria, the Netherlands, Mexico, Malaysia and the Philippines. In Australia, the product is marketed as Nourish for Kids.

Specific Wellness Supplements

Our line of eight specific wellness supplements contains specific compounds that target certain nutritional needs. Each product is intended to work in conjunction with our basic nutritional supplement formulas to provide an effective and balanced method for sustaining health and well-being.

•	ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level; and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, France, the Netherlands and Ireland. In Canada, the product is marketed as Nutriversal.

•	SoySentials is a nutritional supplement containing soy as well as other vitamins, minerals and herbs designed for use by women. SoySentials provides a woman with key nutrients targeted to promote women’s health and ease the symptoms of menopause and PMS. SoySentials is available in the United States and Mexico.

•	CardioSentials is a patented berry-flavored nutritional supplement that promotes heart health. The product contains 1,500 mg of phytosterols per serving, policosanol and several powerful antioxidants. In a clinical study of this product, participants experienced meaningful reductions in cholesterol as well as improvement in their high-density lipoprotein, or HDL, and low-density lipoprotein, or LDL, ratios. CardioSentials is available only in the United States.

•	Arthaffect is a patented nutritional supplement containing Arthred, a form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines, Malaysia, Singapore, and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

•	FibRestore is a nutritional supplement containing fiber, vitamins, minerals and herbs. A modified version of the FibRestore formula is marketed in Canada under the name Herbal Harmony to comply with Canada’s nutritional regulations. FibRestore is available in all of the countries in which we operate.

•	GlucAffect is a patented cinnamon cream flavored nutritional supplement designed to support healthy blood sugar levels. GlucAffect contains Pycnogenol® and other clinically supported active ingredients. GlucAffect has been clinically proven to assist in healthy blood sugar management and support weight loss. GlucAffect is available in the United States.

•	24K is a patented ready-to-drink healthy energy product. 24K is our first ready-to-drink nutritional supplement available in a multi-serving 30-ounce bottle and in a two-ounce double serving bottle. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief. It contains no caffeine and only 5 calories per serving. 24K is available only in the United States.

•	LunaRich X is a nutritional supplement available in capsule form and comes in a bottle of 60 or 120 capsules. LunaRich X is a soy concentrate with elevated levels of bioactive lunasin, a soy peptide shown to have heart health and wellness benefits. LunaRich X is currently available in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Austria, the Netherlands, Indonesia, the Philippines and Singapore. The product is marketed as LunaRich C in Germany, Austria, the United Kingdom, France, the Netherlands and Ireland due to local regulations.

Weight Management Supplements

Our seven weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and protein for muscle development and toning. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle mass.

•	Active is a nutritional supplement designed as the protein, energy and recovery product for use in our Fit3 program introduced in February 2017. Active combines a three-protein blend of whey, casein and non-GMO soy with active ingredients to support weight loss, physical performance and energy when combined with healthy eating and exercise. Active is currently available in the United States.

•	Burn is a nutritional supplement in our Fit 3 program that promotes weight loss when combined with healthy eating and exercise through a targeted fat-burning formula. Burn is available in the United States.

•	Purify is a nutritional supplement in our Fit3 program that contains probiotics and liver and metabolic supporting ingredients intended to cleanse the digestive system and allow maximum absorption and metabolic efficiency. Purify is available in the United States.

•	Reliv ReShape is designed as a meal replacement or a nutritious snack delivering 12 grams of protein. Reliv ReShape is only sold in Australia and New Zealand.

•	Slimplicity is a meal replacement intended for use, along with proper diet and exercise, to facilitate weight management. Slimplicity is currently available in the United States, but has been discontinued with the introduction of the Fit3 product line.

•	Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program. Reliv Ultrim-Plus is sold in Mexico and Canada, but has been discontinued in Canada.

•	Cellebrate is a weight loss aid designed to suppress appetite, curb the storage of body fat, and facilitate the body’s fat burning process. Cellebrate is available in the United States, but has been discontinued with the introduction of our Fit 3 product line.

Sports Nutrition Supplements

Our two sports nutrition supplements contain a balance of nutrients scientifically designed to improve athletic performance and endurance, as well as muscle recovery and repair.

•	Innergize! is a sports supplement, containing vitamins and minerals designed for performance enhancement. Innergize! is available in every country where we operate. In Canada, the product is marketed as Optain due to local product regulations.

•	ProVantage is a patented nutritional supplement containing soy designed to enhance athletic performance with a balance of nutrients needed to improve endurance, muscle recovery and repair. The product also benefits those seeking to increase their soy intake. ProVantage is available in the United States and Canada.

Research and Development

We maintain an ongoing research and development effort, led by Carl W. Hastings, Ph.D., and consult with other industry professionals with respect to developments in nutritional science, product enhancements and new products. Since 2011, we have introduced five nutritional supplement products, including 24K, LunaRich X, Active, Burn and Purify. From time to time, we reformulate and enhance our products. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients available for new product ideas and developments.

For the years ended December 31, 2016 and 2015, our research and development expenses were $694,000 and $765,000, respectively.

SL Technology, Inc.

In mid-2013, we formed a wholly-owned subsidiary, SL Technology, Inc. (“SLTI”) for the purpose of entering into a Technology License Agreement (the “License Agreement”) with Soy Labs, LLC (“Soy Labs”). Pursuant to this License Agreement, Soy Labs granted SLTI an exclusive license for its intellectual property related to its soy concentrate with elevated levels of bioactive lunasin and other soy-related ingredients. The license covered an issued patent and several patent applications related to lunasin and soy-related peptides, proprietary information and manufacturing processes of Soy Labs.

In September 2016, we entered into a letter agreement with Soy Labs to acquire sole ownership of intellectual property subject to the License Agreement.  In consideration for acceleration of the final payment under the License Agreement, Soy Labs transferred all rights, title and interest in the technology to us and terminated any of our future royalty obligations under the License Agreement. See Note 6 to our Consolidated Financial Statements for more information on the terms of the License Agreement and subsequent letter agreement.

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

Program Structure

Individuals that do not wish to become distributors, but want to purchase products directly from the company may enroll as retail or preferred customers, so long as they are sponsored by an existing distributor. We created a Preferred Customer program in the United States and Canada, effective February 1, 2016. Those wishing to join as a preferred customer may enroll for an annual fee of $10, for which they receive a 10% discount from the retail prices of our products.

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

In each country in which we conduct business, distributors operate under a compensation system pursuant to which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

Designation	Discount
Retail Distributor(1)	10%
Affiliate	25%
Key Affiliate	30%
Senior Affiliate	35%
Master Affiliate	40	%(2)
Director	40	%(2)
Key Director	40	%(2)
Senior Director	40	%(2)
Master Director/Ambassador	40	%(2)
Presidential Director/Ambassador	40	%(2)

(1)	Effective February 1, 2016, we made adjustments to our distributor compensation plan. Among the changes made, we reduced the purchasing discount of a Retail Distributor to 10%; however, the distributor is able to reach the Affiliate level through cumulative purchases totaling $750 at suggested retail.
(2)	In addition to discounts, these levels also receive commissions based on sales in their downline organization.

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

Master Directors and Presidential Directors may also be invited to participate in the Ambassador Program. As of December 31, 2016, we had approximately 332 Ambassadors worldwide. Qualifications to be invited by us to participate in the Ambassador Program include demonstrated competence and leadership qualities. Ambassadors receive recognition and awards for achieving Ambassador status and can then achieve additional levels of accomplishment. We utilize our Ambassadors to lead meetings and conferences, and to provide training and education to our distributors. Ambassadors achieving the level of Silver and higher also participate in the “Reliv Inner Circle,” which may entitle them to receive additional compensation, paid participation in our sponsored events, health insurance and car allowances.

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

Our sponsorship generally includes the following:

•	During 2016, we sponsored numerous special events in cities across all of our markets led by corporate executives and/or experienced Ambassadors;

•	For the key markets in which we operate, we sponsor an annual conference for distributors; and

•	In the United States during 2016, we sponsored an annual International Conference in the summer for U.S. distributors.

During 2016, we invested approximately $1.59 million in training, conferences and promotional events for our distributors worldwide compared with $1.96 million in 2015.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and our first product outside of the United States in 1991 when we entered Australia. In 2016, approximately 21.8% of our net sales were generated outside of the United States.

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

Within the United States, we sell our products to distributors in all 50 states. We derived 43.1% of our domestic net sales in 2016 in California, Pennsylvania, Illinois, Michigan, Texas, Ohio, and Florida, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2016, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ Europe, Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, and PT Reliv’ Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

We believe that there is a significant opportunity to increase sales in our current international markets, as a whole. We have established a substantially consistent business model and compensation plan across all of our markets, and we continue to support our international markets with additional marketing programs and materials.

In addition to increasing sales in current international markets, our expansion strategy targets selected new foreign markets, when appropriate.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements, excluding Active, and encapsulated products for distribution both domestically and internationally. Currently, our 24K and Active products are manufactured by a third party. In January 2017, we ordered equipment to install a canister production line to produce Active and any other products we determine to produce in a plastic canister versus our traditional cardboard can.

Our ability to manufacture nearly all of our nutritional supplements is a competitive advantage over competitors not engaged in manufacturing and contributes to our ability to provide high-quality products. Our product manufacturing includes identifying suppliers of raw materials, acquiring the finest quality raw materials, blending exact amounts of raw materials into batches, and packaging and labeling the finished products. Since we carefully select our ingredient suppliers, we are able to control the quality of raw materials and our finished products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product of our 24K or Active products. By monitoring and testing products at all stages of the manufacturing process, we precisely control product composition. In addition, we believe we can more efficiently control costs by manufacturing nearly all of our nutritional supplements.

In 1996, we received approval from the Australian Therapeutic Goods Administration, or TGA, to manufacture products sold in Australia at our Chesterfield plant. In 2013, our Chesterfield plant was audited by the Australian TGA. Our current certification is valid until April 2017. In light of increasing costs associated with our TGA certification, we have determined to let it expire without renewal and adjust our product line in Australia accordingly. We continue to produce Nourish, Nourish for Kids, FibRestore and ReShape at our Chesterfield plant.

Fulfillment

Distributors order product in case lots of individual quantities and pay for the goods prior to shipment. We offer a program for distributors and their retail customers to order product in less than case lots directly from us by phone or internet order. Direct Advantage, an automatic monthly reorder program available for distributors and customers, provides a simple and convenient ordering process for consumers as well as distributors. Product is shipped directly to the distributor or customer and upline distributors earn wholesale profits or, if applicable, a commission on all Direct Advantage sales.

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

We maintain a policy that unused product may be returned by a customer to the selling distributor for a full refund or exchange within 30 days after purchase. We also maintain a policy that any distributor who terminates his or her distributorship may return saleable product which was purchased from us within twelve months of the termination for a refund of 100% of the purchase price less any compensation received relating to the purchase of the products. We believe this buyback policy addresses and satisfies a number of regulatory compliance issues pertaining to network marketing systems.

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.20% and 0.24% of net sales in 2016 and 2015, respectively.

Information Technology Systems

In order to facilitate growth in the future and support our distributor activities, we continually upgrade our management information and telecommunication systems, along with increasing our internet-based capabilities. These systems include: (1) a centralized host computer in our Chesterfield headquarters, which is linked to our international offices via secure data connections that provide real-time order entry and information to respond to distributor inquiries, as well as financial and inventory management systems; (2) local area networks of personal computers within our markets, serving our local administrative staffs; (3) an international e-mail system through which our employees communicate; and (4) internet capabilities that provide a variety of online services to distributors, including product ordering, product information, event information and other related announcements, and tools to assist distributor leaders in managing their downline distributor group. We continue to pursue initiatives to increase the percentage of distributor orders placed via the internet. To accomplish this goal, we continue to make improvements to our shopping cart platform, and we have run periodic incentives to encourage distributors to place their orders via the internet. As a result of these initiatives, approximately 60% of our order volume in the United States is placed via internet.

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

Intellectual Property

Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements. In addition, we have obtained U.S. patents on six products as set forth below:

Product	Patent Expiration Date

Arthaffect	March 2018
ReversAge	May 2021
ProVantage	December 2030
GlucAffect	November 2029
24K	February 2032
CardioSentials	January 2029

In addition to our patented formulas, we own three U.S. patents, 13 international patents and two patent applications related to our soy concentrate ingredient with elevated levels of bioactive lunasin, the key ingredient in our LunaRich X product. Further, we utilize a proprietary production process to produce our soy concentrate that we protect as a trade secret, along with the bioassay to determine the bioavailability of lunasin in our products.

Currently, we have 14 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 12 of our 20 nutritional products. Reliv NOW for Kids, LunaRich X, ReShape, Active, Burn and Purify are not registered with the USPTO. Cellebrate and Slimplicity trademarks have been abandoned due to their discontinuance. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

The majority of the products we market are classified as dietary supplements under the FDCA. Dietary supplements such as those we manufacture and sell, for which no “drug” claim is made, are not subject to FDA approval prior to their sale. However, DSHEA established a pre-market notification process for dietary supplements that contain a “new dietary ingredient,” or NDI, a term that is defined as “a dietary ingredient that was not marketed in the United States before October 15, 1994,” the date on which DSHEA was signed into law. Certain NDIs that have been “present in the food supply” are exempt from the notification requirement. For those NDIs that are not exempt, DSHEA requires the manufacturer or distributor of a dietary supplement containing an NDI to submit to the FDA, at least 75 days prior to marketing, a notification containing the basis for concluding that the dietary supplement containing the NDI will “reasonably be expected to be safe.” Dietary supplement products can be removed from the market if shown to be unsafe, or if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation, treatment or prevention of disease. The FDA can regulate those products as “drugs” and require premarket approval of a “new drug application.” Manufacturers of dietary supplements that make any claims for dietary supplements, including product performance and health benefit claims must have substantiation that the statements are truthful and not misleading.

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

Reliv NOW and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. Our fitness and weight management products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! and ProVantage compete, a market led by Gatorade. 24K competes with 5-Hour Energy and numerous other liquid energy shots and drinks. With Arthaffect, FibRestore, ReversAge, GlucAffect, CardioSentials, SoySentials, and LunaRich X, we are in the specific wellness needs, food and anti-aging markets, which are extremely competitive and led by the major food companies.

Employees

As of December 31, 2016, we and all of our subsidiaries had approximately 161 full-time employees compared with 189 such employees at the end of 2015.

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

The following table summarizes information related to our worldwide facilities as of March 10, 2017:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/call center	1,000	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Guadalajara, Mexico	central office/warehouse/call center	2,300	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	2,700	Leased
Redditch (Birmingham), England, UK	central office/ warehouse/distribution	11,500	Leased
Subang Jaya (Kuala Lumpur), Malaysia	central office/call center	1,300	Leased
Jakarta, Indonesia	central office/ warehouse/distribution	1,100	Leased

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

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2016 and 2015. We executed a one-for-seven (1:7) reverse stock split on our common stock, effective when the market opened on October 4, 2016. All stock prices prior to that date have been adjusted for the effect of the reverse split for purposes of this table.

	High	Low	Dividend

Year Ending December 31, 2016
Fourth Quarter	$12.53	$3.84	$-
Third Quarter	7.91	3.85	-
Second Quarter	6.02	3.57	-
First Quarter	7.14	3.43	-
Year Ending December 31, 2015
Fourth Quarter	$5.53	$2.59	$-
Third Quarter	9.66	4.69	-
Second Quarter	9.80	7.42	-
First Quarter	8.68	7.49	-

As of March 10, 2017, there were approximately 325 holders of record of our common stock and an additional 2,464 beneficial owners, including shares of common stock held in street name.

We have not declared any cash dividends over the past two years.  The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, and other factors deemed relevant by our Board of Directors.  Our current lending agreements contain covenants which may limit our ability to declare cash dividends.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 78.2% of worldwide net sales for the year ended December 31, 2016 compared to approximately 78.0% for the year ended December 31, 2015. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2016, consisted of approximately 38,480 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Components of Net Sales and Expense

Product sales represent the actual product purchase price typically paid by our distributors, after giving effect to distributor allowances, which can range from 10% to 40% of suggested retail price, depending on the rank of a particular distributor. Handling and freight income represents the amounts billed to distributors for shipping costs. We record net sales and the related commission expense when the merchandise is shipped.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales decreased by 12.1% worldwide, as net sales in the United States decreased by 11.9% in the year ended December 31, 2016 compared with 2015. During 2016, our international net sales decreased by 12.9% over the prior year with 8.1% of the decline due to the impact of foreign currency fluctuation as the result of a stronger U.S. dollar. Net sales in Europe, our largest foreign market, decreased by 11.3% in 2016 compared to the prior year, with virtually the entire decline due to the impact of foreign currency fluctuation.

The following table summarizes net sales by geographic market for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016		2015		Change from prior year
Net Sales by Market (in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$35,592	78.2%	$40,385	78.0%	$(4,793)	(11.9)%
Australia/New Zealand	1,079	2.4	1,280	2.5	(201)	(15.7)
Canada	1,065	2.3	1,297	2.5	(232)	(17.9)
Mexico	530	1.2	719	1.4	(189)	(26.3)
Europe	5,491	12.0	6,192	12.0	(701)	(11.3)
Asia	1,756	3.9	1,896	3.6	(140)	(7.4)
Consolidated total	$45,513	100.0%	$51,769	100.0%	$(6,256)	(12.1)%

The following table sets forth, as of December 31, 2016 and 2015, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. In February 2016, we introduced a formal Preferred Customer program in the United States and Canada. As a result, we are including Preferred Customers as part of our Active Distributor count. Preferred Customer programs were previously in place in Europe and other foreign markets. Preferred Customers represent approximately 5,050 and 4,180 of the Active Distributor count as of December 31, 2016 and 2015, respectively. The significant majority of these Preferred Customers are in Europe.

	December 31, 2016		December 31, 2015		% Change
Active Distributors/Master Affiliates by Market	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	27,220	4,080	32,310	4,740	(15.8)%	(13.9)%
Australia/New Zealand	1,530	130	1,700	140	(10.0)	(7.1)
Canada	840	150	1,200	230	(30.0)	(34.8)
Mexico	940	90	1,220	110	(23.0)	(18.2)
Europe	4,860	530	6,300	650	(22.9)	(18.5)
Asia	3,090	340	2,990	330	3.3	3.0
Consolidated total	38,480	5,320	45,720	6,200	(15.8)%	(14.2)%

Use of Non-GAAP Financial Information

Net sales expressed in local currency or net sales adjusted for the impact of foreign currency fluctuation are non-GAAP financial measures. We use these measurements to assess the level of business activity in a foreign market, absent the impact of foreign currency fluctuation relative to the U.S. dollar, which our local management has no ability to influence. This is a meaningful measurement to management, and we believe this is a useful measurement to provide to shareholders.

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

							International
Distributor Activity by Market	United States	AUS/NZ	Canada	Mexico	Europe	Asia	— Total
Sales in USD (in 000's):
Year ended 12/31/2016	$35,592	$1,079	$1,065	$530	$5,491	$1,756	$9,921
Year ended 12/31/2015	$40,385	$1,280	$1,297	$719	$6,192	$1,896	$11,384

% change in sales-2016 vs. 2015:
Change in GAAP sales in USD	-11.9%	-15.7%	-17.9%	-26.3%	-11.3%	-7.4%	-12.9%
Due to currency fluctuation	-	-0.9%	-3.1%	-13.0%	-11.3%	-3.8%	-8.1%
Sales in local currency (non-GAAP)	-11.9%	-14.8%	-14.8%	-13.3%	0.0%	-3.6%	-4.8%

# of new distributors-2016(1)	5,553	370	165	389	2,110	1,720	4,754
# of new distributors-2015(1)	8,069	533	403	662	3,247	1,625	6,470
% change	-31.2%	-30.6%	-59.1%	-41.2%	-35.0%	5.8%	-26.5%

# of new Master Affiliates-2016	747	28	22	20	152	129	351
# of new Master Affiliates-2015	1,302	28	67	30	185	163	473
% change	-42.6%	0.0%	-67.2%	-33.3%	-17.8%	-20.9%	-25.8%

# of Product orders-2016	145,172	6,846	3,716	3,698	20,850	12,937	48,047
# of Product orders-2015	167,947	8,064	4,999	4,143	24,103	11,484	52,793
% change	-13.6%	-15.1%	-25.7%	-10.7%	-13.5%	12.7%	-9.0%

(1) The new distributor totals for 2016 and 2015 include 3,510 and 2,640, respectively, new worldwide preferred customers.

United States

•	Net sales declined in the United States in 2016 compared to the prior-year period. We believe this decrease is due in part to the changes made effective February 1, 2016 to our distributor compensation plan in the United States and Canada.
•	Effective February 1, 2016, we updated our distributor compensation plan to introduce a Preferred Customer program and to modify the requirements for a Retail Distributor (entry-level) to advance to the Affiliate distributor level. Advancement to Affiliate distributor entitles a distributor to a higher discount on their purchases and the opportunity to earn retail and wholesale profits. The updates to the distributor compensation plan also included adjustments to a distributor’s group business volume required to achieve the Master Affiliate level. We believe these changes enhance the value of the business opportunity to Master Affiliates and distributors at levels below Master Affiliate; however, we continue to train the distributor field to understand the benefit of these changes and to teach these concepts to their local distributor groups.
•	Flagship products in the LunaRich line, including Reliv Now® and LunaRich X™, constituted 18.0% and 15.4% of net sales in the United States, respectively, in 2016 as our marketing continued to focus on these two products. Reliv NOW and LunaRich X represented 18.8% and 15.5%, respectively, of net sales in the United States in 2015.
•	Distributor/preferred customer enrollments and new Master Affiliate qualifications decreased by 31.2% and 42.6%, respectively, in 2016 compared to the prior year in response to the changes to the new distributor enrollment process and the increased business volume requirements to reach the Master Affiliate level.
•	Distributor retention was 66.9% in 2016 compared to 71.1% for 2015. Distributor retention is determined by the percentage of active distributors from 2015 that renewed their distributorships in 2016.
•	Our average order size in 2016 increased by 2.0% to $341 at suggested retail value compared to the prior year. However, the number of product orders decreased by 13.6% in 2016 compared to the prior year for the same reasons as the overall decrease in sales.

International Operations

•	The average foreign exchange rate for the U.S. dollar for 2016 was stronger versus all of the local currencies in which we conduct business when compared with the average exchange rates for 2015.
•	As a result of the stronger U.S. dollar, we have implemented price increases in all of our international markets. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.
•	Net sales in Australia/New Zealand decreased by 14.8% in local currency in 2016 compared to the prior year. We instituted price increases effective May 1, 2016, and new distributor/preferred customer enrollments decreased by 30.6% in 2016 compared to the prior year.
•	Canadian net sales in 2016 decreased by 14.8% in local currency compared to the prior year as a result of decreased distributor activity in the market. New distributor/preferred customers enrollments and new Master Affiliate qualifications decreased by 59.1% and 67.2%, respectively, in 2016, compared to the prior year as the result of changes to the new distributor enrollment process and increased business volume requirements to reach the Master Affiliate level, similar to the United States. Additionally, we implemented price increases effective April 1, 2016.
•	Net sales in Mexico decreased by 13.3% in local currency in 2016 compared to the prior year. We implemented price increases in this market on April 1, 2016, and distributor activity remains down as new distributor enrollments decreased by 41.2% in 2016 compared to the prior year. The decline in the value in the Mexican peso, especially since the U.S. presidential election, puts greater pressure on our gross margins in Mexico and concerns over U.S. policy in Mexico causes uncertainty in the local distributor base regarding the business.
•	Net sales in Europe remained level in local currency in 2016 compared to the prior year. Sales have rebounded in the second half of 2016 when compared to Q2 2016 subsequent to a price increase on May 1, 2016. However, we face declining margins subsequent to the drop in the value of the British pound after the Brexit vote on June 23, 2016. New distributor/preferred customer enrollments decreased by 35.0% and new Master Affiliate qualifications decreased by 17.8% in 2016 compared to 2015.

•	Our Asia region consists of sales operations in the Philippines, Malaysia, Singapore, and Indonesia. Sales in Asia decreased by 3.6% in local currency in 2016 compared to the prior year. A slight increase in net sales in local currency in the Philippines, our largest Asian market, of 0.4% in 2016 was offset by declines in our other Asian markets. New distributor/preferred customer enrollments increased by 5.8% in 2016 compared to the prior year; however, new Master Affiliate qualifications decreased by 20.9% in 2016.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2016 and 2015. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	2016		2015
Statement of Operations data (amounts in thousands)	Amount	% of net sales	Amount	% of net sales

Net sales	$45,513	100.0%	$51,769	100.0%

Costs and expenses:
Cost of products sold	10,024	22.0	11,086	21.4
Distributor royalties and commissions	16,095	35.4	18,410	35.6
Selling, general and adminstrative	20,206	44.4	23,547	45.5

Loss from operations	(812)	(1.8)	(1,274)	(2.5)
Interest income	107	0.2	117	0.2
Interest expense	(107)	(0.2)	(114)	(0.2)
Other income/(expense)	196	0.4	(192)	(0.4)

Loss before income taxes	(616)	(1.4)	(1,463)	(2.9)
Provision (benefit) for income taxes	9	-	(238)	(0.5)

Net loss	$(625)	(1.4)%	$(1,225)	(2.4)%

Loss per common share-Basic(1)	$(0.34)		$(0.67)
Loss per common share-Diluted(1)	$(0.34)		$(0.67)

(1) All per share amounts have been adjusted for the 1-for-7 reverse stock split effective on October 4, 2016.

Cost of Products Sold:

•	The cost of products sold as a percentage of net sales in 2016 increased by 0.6% compared to the prior-year period. The cost of products sold as a percentage of net sales in 2016 was negatively impacted by lower plant utilization and higher quality control expenses.

Distributor Royalties and Commissions:

•	Distributor royalties and commissions as a percentage of net sales for 2016 compared to the prior-year period remained relatively steady. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $3.34 million in 2016 compared to the prior-year period.

•	Salaries, salary-related expenses, and incentive compensation decreased in the aggregate by $1.48 million in 2016, compared to the prior-year period. Total compensation expense decreased as the result of continued headcount reductions in the United States through attrition and a worldwide workforce reduction that took place in May 2016. This headcount reduction program eliminated approximately 9 percent of the company's worldwide employees. The total cost of this program, representing severance and benefits, was approximately $275,000, and was included in the company's operating results for 2016. The aggregate annual salaries of the affected employees were approximately $1.10 million.
•	Other general and administrative expenses decreased by $777,000 in 2016 vs. the prior-year period. This reduction was the result of both ongoing expense reductions, coupled with non-recurring expense items. Non-recurring expense items from 2015 include:
o	Compensation expense recognized as part of a long-term incentive agreement with our management team in our European subsidiary was $91,000 in 2015. During Q2 2015, this long-term incentive agreement became 100% vested and the participants exercised their put option in the agreement. This incentive agreement is described in Note 13 of the Consolidated Financial Statements.
o	In Mexico, we recognized expense of approximately $130,000 during Q2 2015 related to the write-off of VAT credits and VAT paid on behalf of our distributors as part of an amnesty agreement related to the implementation of a new VAT arrangement in that country.

Significant ongoing expense reductions include:

o	Consulting, legal, accounting, and other professional fees decreased by $312,000 in 2016 compared to the prior-year period.
o	General & administrative travel expenses decreased by $68,000 in 2016 compared to the prior-year period.
o	Business insurance expenses decreased by $44,000.

Offsetting increases include:

o	Foreign product compliance requirements increased by $101,000 in 2016 compared to the prior-year period.
•	Sales and marketing expenses decreased by $1.00 million in 2016 compared to 2015. Components of the decrease include:
o	$477,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$199,000 decrease in distributor conferences and meeting expenses. Most of the decrease was the result of not holding regional conferences in the United States during Q1 2016.
o	$149,000 decrease in the cost of our promotional trips and other promotional incentives.

Other Income/Expense:

•	The other income in 2016 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries. In 2015, we recognized foreign currency exchange losses on the same intercompany debt.

Income Taxes/Benefit:

•	We reported income tax expense of $9,000 for 2016, compared to an income tax benefit of $238,000 in 2015.
•	During the second quarter of 2016, we determined that it was more likely than not that Federal and various state net operating losses we expect to generate in 2016 will not be realized based on projections of future taxable income and other considerations. Accordingly, as of December 31, 2016, the tax provision for 2016 includes the impact of recording a valuation allowance of $292,000 against the losses generated from a U.S. tax perspective.
•	See Note 11 of the Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Income/Loss:

•	For 2016, we reported a net loss, although smaller compared to the same period in 2015. The impact of the decline in net sales in the United States and other foreign markets was offset by the reduction in selling, general and administrative expenses in 2016.

Liquidity and Capital Resources

In 2016, we generated $1.53 million of net cash in operating activities, $70,000 was used in investing activities, and we used $1.02 million in financing activities. This compares to $800,000 used in operating activities, $146,000 used in investing activities, and $733,000 used in financing activities in 2015. Cash and cash equivalents increased by $345,000 to $3.61 million as of December 31, 2016 compared to $3.26 million as of December 31, 2015.

Significant changes in working capital items consisted of a decrease in inventory of $538,000, a decrease in refundable income taxes of $425,000, and an increase in accounts payable and accrued expenses of $405,000 in 2016. The decrease in inventory is the result of a planned decrease in our inventory levels relative to sales, the decrease in refundable income taxes is the result of collecting a refund on the net operating loss carryback from 2015, and the increase in accounts payable and accrued expenses is primarily due to inventory and other purchases related to the launch of our Fit3 product line in late January 2017.

Investing activities during 2016 consisted of $173,000 for net capital expenditures, offset by payments received on a distributor note receivable of $103,000. Financing activities during 2016 consisted of principal payments of $1.02 million on long-term borrowings, including an accelerated final principal payment of $250,000 due under a Technology License Agreement entered into in 2013. See Note 6 to the Consolidated Financial Statements for a further description. No cash dividends were paid in 2016.

Stockholders’ equity decreased to $14.91 million at December 31, 2016 compared to $15.88 million at December 31, 2015. The decrease is due to our net loss in 2016 of $625,000 coupled with an unfavorable adjustment in foreign currency translation of $396,000. Our working capital balance was $4.31 million at December 31, 2016 compared to $5.08 million at December 31, 2015. The current ratio at December 31, 2016 was 1.93 compared to 2.08 at December 31, 2015.

On September 30, 2015, we entered into a series of agreements with a new primary lender which included agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replaced similar borrowings under agreements with our former primary lender.

The $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 2.78% at December 31, 2016.

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

The $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and was renewed on September 30, 2016, with a new maturity date of April 30, 2018. As of December 31, 2016, there were no outstanding borrowings on the revolving line of credit.

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

At December 31, 2016, we were in compliance with all applicable covenants.

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

Revenue

We receive payment by credit card, personal check, or guaranteed funds for orders from independent distributors and make related commission payments in the following month. Net sales reflect product sales at suggested retail price less the distributor discount of 10% to 40%. Sales revenue and commission expenses are recorded when the merchandise is shipped, as this is the point title and risk of loss pass. In accordance with FASB ASC, Topic 650-50, “Revenue Recognition-Customer Payments and Incentives,” we present distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor.

Actual and estimated returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for a distributor to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.20% and 0.24% of net sales in 2016 and 2015, respectively. We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

During the second quarter of 2016, we determined that it was more likely than not that U.S. federal and various state net operating losses primarily generated in 2016 will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations. This determination was affirmed as of December 31, 2016. Accordingly, the 2016 income tax provision includes the impact of recording a full deferred tax asset valuation allowance of approximately $292,000 against the 2016 losses generated from a U.S. tax perspective.

At December 31, 2016, we had deferred tax assets related to net operating loss carryforwards and other income tax credits in our foreign operations with a tax value of $3.2 million. These net operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. A valuation allowance of $2.7 million has been established for these deferred tax assets based on the weight of positive and negative evidence considered, including history of income or loss, projected future taxable income, availability of tax planning strategies and the expiration dates of these carryforwards. In 2014, we recorded a tax benefit of $758,000 due to a reduction of the valuation allowance related to deferred tax assets for net operating losses of approximately $3.6 million in our United Kingdom subsidiary. Based on our assessment, we reduced the United Kingdom’s NOL valuation allowance because the weight of evidence regarding the future realizability of the deferred tax assets had become predominantly positive and realization of the deferred tax assets was more likely than not. The positive evidence considered primarily related to three years of consistent profitability while the only negative evidence was historical losses prior to 2012 for this subsidiary. As of December 31, 2016 the net deferred tax asset attributable to the United Kingdom subsidiary’s net operating loss carryforward was $487,000.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2016, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2016.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm as the company is classified as a “Smaller Reporting Company.”

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Governance

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 25, 2017, which is expected to be filed with the Commission within 120 days after December 31, 2016.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 25, 2017, which is expected to be filed with the Commission within 120 days after December 31, 2016.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 25, 2017, which is expected to be filed with the Commission within 120 days after December 31, 2016.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 25, 2017, which is expected to be filed with the Commission within 120 days after December 31, 2016.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 25, 2017, which is expected to be filed with the Commission within 120 days after December 31, 2016.

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

Date: March 28, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: March 28, 2017

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 28, 2017

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 28, 2017

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 28, 2017

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 28, 2017

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 28, 2017

Exhibit Index

Exhibit
Number	Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (filed herewith)

3.3	By-Laws (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.4	Amendment to By-Laws dated March 22, 2001 (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

3.5	Certificate of Designation to Create a Class of Series A Preferred Stock for Reliv’ International, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Registrant for quarter ended March 31, 2003).

4.1	Form of Reliv International, Inc. common stock certificate (incorporated by reference to the Registration Statement on Form S-3 of the Registrant filed on February 21, 2006).

10.1	Amended Exclusive License Agreement with Theodore P. Kalogris dated December 1, 1991 (incorporated by reference to Exhibit 10.1 to the Form 10-K of the Registrant for the year ended December 31, 1992).

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated March 31, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 3, 2014).

10.4*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.5*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.6*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.7*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.8*	2014 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed November 19, 2014).

10.9*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.10*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.11*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.12*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.13*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

10.15	Loan Sale Agreement between 2010-1 RADC/CADC Venture, LLC and Reliv International, Inc. dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended March 31, 2012).

10.16	Technology License Agreement by and between SL Technology, Inc. and Soy Labs, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 25, 2013).

10.17	Agreement by and among Reliv International, Inc., SL Technology, Inc., Soy Labs, LLC and 1Soy, Inc. dated July 23, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 25, 2013).

10.18	Letter agreement between SL Technology, Inc. and Soy Labs, LLC dated September 2, 2016 (filed herewith).

10.19	Promissory Note (term loan) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed November 13, 2015).

10.20	Promissory Note (revolving credit facility) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 13, 2015).

10.21	Business Loan Agreement dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed November 13, 2015).

10.22	Deed of Trust dated September 30, 2015 between Reliv International, Inc. as Grantor and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Registrant filed November 13, 2015).

10.23	First Amendment to Loan Agreement dated September 30, 2016 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed November 14, 2016).

10.24	Change in Terms Agreement (revolving credit facility) dated September 30, 2016 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 14, 2016).

11	Statement re: computation of per share earnings (incorporated by reference to Note 8 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Loss and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

Reliv’ International, Inc.

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliv’ International, Inc.

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of net loss and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliv’ International, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 28, 2017

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,606,817	$3,262,263
Accounts receivable, less allowances of $26,700 in 2016 and $30,200 in 2015	126,113	89,376
Accounts due from employees and distributors	139,931	134,668
Inventories:
Finished goods	2,629,541	3,657,612
Raw materials	1,728,136	1,382,635
Sales aids and promotional materials	130,153	132,475
Total inventories	4,487,830	5,172,722

Refundable income taxes	97,194	522,035
Deferred income taxes	-	66,000
Prepaid expenses and other current assets	474,183	552,645
Total current assets	8,932,068	9,799,709

Other assets	305,137	285,153
Cash surrender value of life insurance	2,965,981	2,848,232
Note receivable due from distributor	1,521,005	1,630,164
Deferred income taxes	487,000	623,000
Intangible assets, net	2,400,234	2,655,647

Property, plant, and equipment	18,600,665	18,766,218
Less accumulated depreciation	12,746,363	12,347,091
Property, plant, and equipment, net	5,854,302	6,419,127

Total assets	$22,465,727	$24,261,032

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2016	2015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,234,305	$3,937,752
Current maturities of long-term debt	389,096	781,505
Total current liabilities	4,623,401	4,719,257

Noncurrent liabilities:
Long-term debt, less current maturities	2,518,341	3,159,575
Noncurrent deferred income taxes	-	94,000
Other noncurrent liabilities	409,813	405,705
Total noncurrent liabilities	2,928,154	3,659,280

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2016 and 2015	-	-
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 2,110,013 shares issued and 1,845,160 shares outstanding in 2016; 2,110,436 shares issued and 1,845,583 shares outstanding in 2015	2,110	2,110
Additional paid-in capital	30,565,144	30,512,480
Accumulated deficit	(9,284,317)	(8,659,262)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,030,205)	(634,273)
Treasury stock	(5,338,560)	(5,338,560)
Total stockholders’ equity	14,914,172	15,882,495

Total liabilities and stockholders’ equity	$22,465,727	$24,261,032

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Net Loss

and Comprehensive Loss

	Year ended December 31
	2016	2015

Product sales	$42,004,961	$47,759,553
Handling & freight income	3,507,875	4,009,304
Net sales	45,512,836	51,768,857

Costs and expenses:
Cost of products sold	10,024,021	11,086,152
Distributor royalties and commissions	16,095,032	18,410,190
Selling, general, and administrative	20,205,762	23,546,926
Loss from operations	(811,979)	(1,274,411)

Other income (expense):
Interest income	107,006	117,027
Interest expense	(106,682)	(113,881)
Other income (expense)	195,600	(191,402)
Loss before income taxes	(616,055)	(1,462,667)
Provision (benefit) for income taxes	9,000	(238,000)

Net loss available to common shareholders	$(625,055)	$(1,224,667)

Other comprehensive income (loss):
Foreign currency translation adjustment	(395,932)	(68,435)

Comprehensive loss	$(1,020,987)	$(1,293,102)

Loss per common share - Basic	($0.34)	($0.67)

Weighted average shares	1,845,000	1,839,000

Loss per common share - Diluted	($0.34)	($0.67)

Weighted average shares	1,845,000	1,839,000

2015 loss per common share has been restated for the 2016 reverse stock split; see Note 7.

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2014	2,096,150	$2,096	$30,334,175	$(7,434,595)	$(565,838)	264,853	$(5,338,560)	$16,997,278
Net loss	-	-	-	(1,224,667)	-	-	-	(1,224,667)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(68,435)	-	-	(68,435)
Total comprehensive loss								(1,293,102)
Common stock issued (Note 13)	14,286	14	116,986	-	-	-	-	117,000
Stock-based compensation	-	-	63,064	-	-	-	-	63,064
Expired stock options & warrants; deferred tax effect	-	-	(1,745)	-	-	-	-	(1,745)
Balance at December 31, 2015	2,110,436	2,110	30,512,480	(8,659,262)	(634,273)	264,853	(5,338,560)	15,882,495
Net loss	-	-	-	(625,055)	-	-	-	(625,055)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(395,932)	-	-	(395,932)
Total comprehensive loss								(1,020,987)
Stock-based compensation	-	-	60,342	-	-	-	-	60,342
Expired stock options & warrants; deferred tax effect	-	-	(5,467)	-	-	-	-	(5,467)
Common stock repurchased and retired	(423)	-	(2,211)	-	-	-	-	(2,211)
Balance at December 31, 2016	2,110,013	$2,110	$30,565,144	$(9,284,317)	$(1,030,205)	264,853	$(5,338,560)	$14,914,172

Applicable 2015 and 2014 amounts have been restated for the 2016 reverse stock split; see Note 7.

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2016	2015
Operating activities
Net loss	$(625,055)	$(1,224,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	984,031	1,003,096
Stock-based compensation	60,342	63,064
Non-cash life insurance policy accretion	(117,750)	(100,288)
Deferred income taxes	(3,000)	92,000
Foreign currency transaction (gain)/loss	(147,623)	109,491
(Increase) decrease in accounts receivable and accounts due from employees and distributors	(39,282)	156,865
(Increase) decrease in inventories	537,665	(138,490)
(Increase) decrease in refundable income taxes	425,099	(264,243)
(Increase) decrease in prepaid expenses and other current assets	66,014	95,861
(Increase) decrease in other assets	(19,936)	10,776
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	404,767	(603,020)
Net cash provided by (used in) operating activities	1,525,272	(799,555)

Investing activities
Proceeds from sale of property, plant, and equipment	912	7,281
Purchase of property, plant, and equipment	(173,903)	(250,284)
Payments received on distributor note receivable	102,818	96,845
Net cash used in investing activities	(70,173)	(146,158)

Financing activities
Repayment of revolving line of credit borrowings	-	(500,000)
Proceeds from long-term borrowings	-	3,249,501
Principal payments on long-term borrowings	(1,017,367)	(3,482,561)
Purchase of stock for treasury	(2,211)	-
Net cash used in financing activities	(1,019,578)	(733,060)
Effect of exchange rate changes on cash and cash equivalents	(90,967)	(48,356)
Increase (decrease) in cash and cash equivalents	344,554	(1,727,129)
Cash and cash equivalents at beginning of year	3,262,263	4,989,392
Cash and cash equivalents at end of year	$3,606,817	$3,262,263

F-6

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2016	2015

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$94,100	$87,710

Income taxes paid (received), net	$(398,900)	$(68,000)

Noncash financing transactions (Note 13):
Issuance of promissory notes	$-	$424,000

Issuance of company common stock	$-	$117,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On October 4, 2016, the Company effected a 1-for-7 reverse stock split of the Company’s common stock. Each stockholder’s percentage ownership and proportional voting power remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts, and related information in these consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-7 reverse stock split.

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

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of net income (loss) amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Foreign currency transaction gains (losses) were $147,623 and $(109,491) for 2016 and 2015, respectively.

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

Actual and estimated sales returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2016 and 2015, total returns as a percent of net sales were approximately 0.20% and 0.24%, respectively.

The Company records handling and freight income as a component of net sales and records handling and freight costs as a component of cost of products sold. Total net sales do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting applicable sales taxes.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $36,900 and $18,500 of advertising expense in 2016 and 2015, respectively.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $694,000 and $765,000 in 2016 and 2015, respectively.

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

Intangible assets estimated to have finite lives are amortized over their estimated economic life under the straight-line method; such method correlates to management’s estimate of the assets’ economic benefit. Based on management’s estimates at origination, these lives range from two to seventeen years. Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of net loss and comprehensive loss. As of December 31, 2016, remaining lives of intangible assets range from eight to thirteen years.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as non-current on the balance sheet, rather than being separated into current and non-current amounts. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company early adopted ASU No. 2015-17 as of December 31, 2016. The prospective adoption of this guidance resulted in the classification of all deferred tax assets and deferred tax liabilities as non-current on the Company’s consolidated balance sheet as of December 31, 2016. Prior periods were not reclassified.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing U.S. GAAP revenue recognition guidance and becomes effective for the Company on January 1, 2018. The new standard permits the use of either the retrospective or modified retrospective transition method. The Company anticipates adopting this guidance in the first quarter of fiscal 2018. The Company’s primary source of revenue is from the sale of nutritional products to the Company’s independent distributors whereby revenue is currently recognized when product is shipped and risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to nutritional product sales will remain materially consistent with its current practice. Based on the evaluation completed to date, the Company has identified membership fee-type revenue and sales incentive programs as areas that may be affected by the new standard; and these areas require further evaluation. Overall, the Company continues to evaluate the adoption of this standard, including the transition method, will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory within the scope of this update to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective prospectively for fiscal years beginning after December 15, 2016 and will be adopted by the Company in the first quarter of 2017. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and provide related disclosures. As required, the Company adopted this standard as of December 31, 2016. The Company’s adoption of this standard did not have any impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which supersedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities not currently recorded in the Company’s consolidated financial statements. The Company is evaluating its transition method and other effects that the new standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, forfeitures, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 and will be adopted by the Company in the first quarter of 2017. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2016 and 2015, consist of the following:

	2016	2015

Land and land improvements	$905,190	$905,190
Building	9,943,512	9,951,555
Machinery and equipment	4,329,329	4,344,403
Office equipment	1,203,868	1,223,921
Computer equipment and software	2,218,766	2,341,149
	18,600,665	18,766,218
Less accumulated depreciation	12,746,363	12,347,091
	$5,854,302	$6,419,127

For the years ended December 31, 2016 and 2015, depreciation expense was $728,618 and $732,968, respectively.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2016 and 2015, consist of the following:

	2016	2015

Trade payables	$2,352,692	$1,859,716
Distributors' commissions	1,402,370	1,567,883
Sales taxes	234,153	232,996
Payroll and payroll taxes	245,090	277,157
	$4,234,305	$3,937,752

4. Amortizable Intangible Assets

The Company had amortizable intangible assets as follows as of December 31, 2016 and 2015:

			Accumulated
	Gross Carrying Amount		Amortization
	2016	2015	2016	2015

Distributorship and related agreements	$2,060,000	$2,060,000	$1,217,689	$1,078,394
Lunasin technology license	1,954,661	1,954,661	396,738	280,620

	$4,014,661	$4,014,661	$1,614,427	$1,359,014

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Amortizable Intangible Assets (continued)

Amortization expense for intangible assets totaled $255,413 and $270,128 in 2016 and 2015, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2017	$226,000
2018	226,000
2019	226,000
2020	226,000
2021	226,000

5. Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at December 31, 2016 and 2015 were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

December 31, 2016
Long-term debt	$2,907,437	$2,907,437	-	$2,907,437	-
Note receivable	1,630,164	1,812,000	-	1,812,000
Marketable securities	296,000	296,000	$296,000	-	-

December 31, 2015
Long-term debt	$3,941,080	$3,941,080	-	$3,941,080
Note receivable	1,732,982	1,942,000	-	1,942,000	-
Marketable securities	275,000	275,000	$275,000	-	-

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

Long-term debt: The fair value of the Company’s term and revolver loans approximate carrying value as these loans have variable market-based interest rates that reset every thirty days. The fair value of the Company’s obligation for the acquisition of its lunasin technology license approximates carrying value as this obligation was a zero-interest based obligation discounted utilizing an interest rate factor comparable to the Company’s market-based interest rate of its term and revolver loans. The fair value of the Company’s notes payable approximates carrying value as these notes have variable market-based interest rates that reset every ninety days.

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

6. Debt

Debt at December 31, 2016 and 2015 consists of the following:

	2016	2015

Term loan	$2,843,301	$3,168,261
Notes payable	64,136	283,455
Obligation for acquisition of technology license, net	-	489,364
	2,907,437	3,941,080
Less current maturities	389,096	781,505
Long-term portion	$2,518,341	$3,159,575

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Principal maturities of debt at December 31, 2016, are as follows:

2017	$389,096
2018	2,518,341
$2,907,437

Term Loan and Revolving Loan Agreements

Effective September 30, 2015, the Company entered into a series of lending agreements with a new primary lender which include agreements for a $3.25 million term loan and $3.5 million revolving credit facility. These lending agreements replace similar borrowings under agreements with the Company’s former primary lender.

The new $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan’s interest is based on the 30-day LIBOR plus 2.25% and was 2.78% at December 31, 2016.

The new $3.5 million revolving line of credit agreement, originally dated September 30, 2015, accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and had an original term of one year. Effective September 30, 2016, the revolving line of credit agreement was extended under similar terms to April 30, 2018. As of December 31, 2016, there were no outstanding borrowings on the revolving line of credit.

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

The original September 30, 2015 lending agreements include a quarterly covenant requiring the Company to maintain net tangible worth of not less than $9.5 million. The September 30, 2016 revolving line of credit agreement extension adds a quarterly financial covenant under which the Company will have: i) a quarterly minimum requirement of earnings before interest expense, income tax expense, depreciation, and amortization (“EBITDA”) of $200,000 for the quarter ended December 31, 2016; ii) a cumulative minimum EBITDA requirement of $200,000, $400,000, $600,000, and $800,000 for the fiscal periods ending March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, respectively; and iii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Term Loan and Revolving Loan Agreements (continued)

As defined, EBITDA means the Company’s consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustments approved by the lender.

At December 31, 2016, the Company was in compliance with its loan covenant requirements.

Obligation for Acquisition of Technology License, net

In July 2013, a newly-formed, wholly-owned subsidiary of the Company entered into a Technology License Agreement (TLA) with a privately-held company. The TLA provides the Company the exclusive license for certain intellectual property related to the nutritional ingredient lunasin and other soy-related peptides and proteins. In consideration for the TLA, the Company agreed to pay the licensor a purchase price of $2 million; $1.15 million paid at closing, with the remaining obligation (non-interest bearing) payable over the next four years in a series of annual payments ranging from $150,000 to $250,000 as stated in the agreement. Subject to certain minimum and maximum thresholds, the Company may also have been required to pay the licensor royalties during the remaining life of the intellectual properties. During the third quarter of 2016, the Company made a scheduled $250,000 payment on this obligation. In addition, during the third quarter of 2016, the Company and licensor entered into a letter agreement pursuant to which the Company paid licensor the final $250,000 payment, due in July 2017 per the original agreement. In consideration for acceleration of the final payment, the licensor transferred all rights, title and interest in the technology to the Company and terminated any future royalty obligations on the part of the Company.

The Company has accounted for the TLA as an asset purchase acquisition consisting of a long-term finite-lived asset to be amortized over the life of the associated intellectual property (approximately seventeen years at origination).

Notes Payable

A description of the Notes Payable is presented in Note 13 – Incentive Compensation Plans.

7. Stockholders’ Equity

On October 4, 2016, the Company effected a 1-for-7 reverse stock split of the Company’s common stock. Each stockholder’s percentage ownership and proportional voting power remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts, and related information in these consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-7 reverse stock split.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options – Incentive Stock Plans

The Company sponsors two incentive stock plans (a “2014 Plan” and a “2009 Plan”) each allowing for a maximum of 142,857 shares to be granted in the form of either incentive stock options, non-qualified stock options, restricted stock awards, or unrestricted stock awards. Employees, directors, advisors, and consultants of the Company are eligible to receive the grants. These plans have been approved by the stockholders of the Company. The Compensation Committee of the Board of Directors administers the plans.

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

In March 2015, under the 2014 Plan, the Company issued time-vesting stock option grants totaling 39,210 shares. These option grants have an exercise price of $7.77 per share with a five-year term and vest annually in equal increments over 4.8 years. The aggregate estimated compensation cost related to the time-vesting stock option grant was $150,200. The grant-date fair value of the options was $3.8311 per share and was determined using a Black-Scholes option pricing model using an average risk-free rate of 1.68%, an average dividend yield of 0%, and an average volatility of 56.3%.

Also, in March 2015, under the 2014 Plan, the Company issued performance-based stock option grants totaling 91,500 shares. These option grants have an exercise price of $7.77 per share with a five-year term. The options’ vesting provisions are contingent upon the Company achieving certain financial performance measurements. The aggregate estimated compensation cost related to the performance based options was $342,300; however, recognition is contingent upon performance vesting. As of December 31, 2016, vesting conditions are not probable and no expense has been recorded. The grant-date fair value of the options was $3.8311 per share and was determined using a Black-Scholes option pricing model using an average risk-free rate of 1.68%, an average dividend yield of 0%, and an average volatility of 56.3%.

Compensation cost for all of the stock option plans was approximately $56,280 ($56,000 net of tax) and $57,468 ($57,000 net of tax) for the years ended December 31, 2016 and 2015, respectively, and has been recorded in selling, general, and administrative expense. As of December 31, 2016, the total remaining unrecognized compensation cost related to the non-vested portion of time vesting stock options totaled $81,500 ($81,500 net of tax), which will be amortized over the weighted remaining requisite service period of 3.0 years.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options – Incentive Stock Plans (continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2016		2015
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	261,700	$8.11	197,419	$24.37
Granted	-		130,710	7.77
Exercised	-		-
Expired and forfeited	(24,856)	7.96	(66,429)	55.78
Outstanding at end of year	236,844	$8.14	261,700	$8.11

Exercisable at end of year	55,066	$8.54	30,638	$8.64

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2016 was $-0-.

	As of December 31, 2016
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

$ 7.77	114,282	3.17	$7.77	6,856	3.17	$7.77
$ 8.19	26,142	1.17	8.19	-	-	-
$8.40 - $9.24	96,420	0.04	8.57	48,210	0.04	8.65
$7.77 - $9.24	236,844	1.68	$8.14	55,066	0.43	$8.54

Distributor Stock Purchase Plan

In July 2009, the Company established a Distributor Stock Purchase Plan (2009 Plan) which replaced a similar plan which had expired. Since inception, a total of 14,396 warrants have been issued under the 2009 Plan.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan

The Company records expense under the fair value method for warrants granted to distributors. Total expense recorded for these warrants was $4,062 and $5,596 in 2016 and 2015, respectively.

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2016	2015

Expected warrant life (years)	3.0	3.0
Risk-free weighted average interest rate	1.47%	1.37%
Stock price volatility	75.9%	68.2%
Dividend yield	0.0%	0.0%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2016		2015
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	5,484	$10.13	4,974	$12.47
Granted	2,519	4.64	2,183	4.06
Exercised	-		-
Expired	(1,712)	19.67	(1,673)	9.17
Outstanding at end of year	6,291	$5.34	5,484	$10.13

Exercisable at end of year	6,291		5,484

	As of December 31, 2016
	Warrants Outstanding and Exercisable
Range of Exercise Prices	Warrants	Weighted Avg. Exercise Price	Weighted Avg. Remaining Life
$ 4.06	2,183	$4.06	2.00
$ 4.64	2,519	4.64	3.00
$ 8.19	1,589	8.19	1.00
$4.06 - $8.19	6,291	$5.34	2.15

The intrinsic value for stock warrants outstanding at December 31, 2016 was $1,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31
	2016	2015
Numerator:
Net loss	$(625,055)	$(1,224,667)
Denominator:
Denominator for basic loss per share – weighted average shares	1,845,000	1,839,000

Dilutive effect of employee stock options and other warrants	-	-

Denominator for diluted loss per share – adjusted weighted average shares	1,845,000	1,839,000

Basic loss per share	$(0.34)	$(0.67)
Diluted loss per share	$(0.34)	$(0.67)

The 2015 loss per common share has been restated for the 2016 reverse stock split; see Note 7.

For the years ended December 31, 2016 and 2015, options and warrants totaling 238,433 and 265,001, respectively, shares of common stock were not included in the denominator for diluted loss per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable.

9. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2016:

2017	$282,211
2018	133,435
2019	70,124
2020	50,742
2021	-
Thereafter	-
$536,512

Rent expense for operating leases was $370,554 and $424,810 for the years ended December 31, 2016 and 2015, respectively.

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

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In February 2013, while retaining the Company’s right to require Borrower’s compliance with the LMA’s terms, the Company and the Borrower agreed to a verbal modification in the payment schedule in which the Company agreed to accept monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,630,164 and $1,732,982 as of December 31, 2016 and 2015, respectively.

11. Income Taxes

Compenents of loss before income taxes:	Year ended December 31
	2016	2015

United States	$(499,004)	$(103,069)
Foreign	(117,051)	(1,359,598)
	$(616,055)	$(1,462,667)

Compenents of provision (benefit) for income taxes:	Year ended December 31
	2016	2015
Current:
Federal	$(15,000)	$(389,000)
State	(10,000)	21,000
Foreign	29,000	38,000
Total current	4,000	(330,000)

Deferred:
Federal	(27,000)	27,000
State	(4,000)	5,000
Foreign	36,000	60,000
Total deferred	5,000	92,000
	$9,000	$(238,000)

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

	Year ended December 31
	2016	2015

Income taxes at U.S. statutory rate	$(209,000)	$(497,000)
State income taxes, net of federal benefit	11,000	21,000
Higher/(lower) effective taxes on earnings/losses in foreign countries	(104,000)	63,000
Foreign corporate income taxes	44,000	43,000
Effect of future tax rate changes to foreign deferred income taxes	21,000	55,000
Nondeductible meals and entertainment expense	15,000	18,000
Qualified domestic production activities income, net	-	45,000
Net operating loss carryback claims	(19,000)	-
Valuation allowance, net	292,000	-
Other	(42,000)	14,000
	$9,000	$(238,000)

The Company has a deferred tax asset of $3,237,000 as of December 31, 2016, and $3,112,000 as of December 31, 2015, relating to foreign net operating loss carryforwards (NOLs) in various jurisdictions which expire in a range of years from one to unlimited. In 2014, the Company recorded a net income tax benefit of $758,000 due to a reduction of the valuation allowance related to deferred tax assets for net operating losses of approximately $3.6 million in the Company’s Europe subsidiary. Based on management’s 2014 assessment, the Company reduced the Europe subsidiary’s NOL valuation allowance because the weight of evidence regarding the future realizability of the deferred tax assets had become predominantly positive and realization of the deferred tax assets was more likely than not. The positive evidence considered in 2014 (and re-affirmed annually thereafter) primarily related to three years of consistent profitability while the only negative evidence was historical losses prior to 2012 for this subsidiary. As of December 31, 2016 and 2015, the net deferred tax asset attributable to the Europe subsidiary’s net operating loss carryforward was $487,000 and $623,000, respectively. The Company has recorded a valuation allowance of $2,750,000 against all other foreign net operating loss carryforward balances as it is more likely than not that this asset will not be realized before it expires beginning in 2017.

During 2016, the Company determined that it was more likely than not that U.S. federal and various state net operating losses primarily generated in 2016 will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the 2016 income tax provision includes the impact of recording a full deferred tax asset valuation allowance of approximately $292,000 against the 2016 losses generated from a U.S. tax perspective.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2016 and 2015, are as follows:

	2016	2015
Deferred tax assets:
Product refund reserve	$10,000	$12,000
Inventory obsolescence reserve	25,000	20,000
Vacation accrual	6,000	14,000
Stock-based compensation	9,000	11,000
Organization costs	189,000	195,000
Deferred compensation	108,000	107,000
Miscellaneous accrued expenses	10,000	13,000
Domestic net operating loss carryforwards	282,000	-
Foreign net operating loss carryforwards	3,237,000	3,112,000
Valuation allowance	(3,042,000)	(2,489,000)
	834,000	995,000
Deferred tax liabilities:
Depreciation and amortization	182,000	240,000
Foreign currency exchange	165,000	160,000
	347,000	400,000
Net deferred tax assets (liabilities)	$487,000	$595,000

Reported as:
Current deferred tax assets	$-	$66,000
Non-current deferred tax assets	487,000	623,000
Non-current deferred tax liabilities	-	94,000
Net deferred tax assets	$487,000	$595,000

Through December 31, 2016, the cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $57,000 as the Company plans to indefinitely reinvest these earnings outside the United States.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

At December 31, 2016 and 2015, the Company had $43,000 and $63,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount of $32,000 would impact the effective income tax rate if recognized.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	2016	2015

Beginning of year	$46,000	$48,000
Settlements and effective settlements with tax authorities	-	-
Lapse of statute of limitations	(13,000)	(6,000)
Decrease to tax positions taken during prior periods	(7,000)	(7,000)
Increase to tax positions taken during current period	6,000	11,000
End of year	$32,000	$46,000

At December 31, 2016 and 2015, the Company had $13,000 and $22,000, respectively, accrued for interest and penalties within the balance of unrecognized tax benefits. The Company’s unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2012 and concluded years through 2012 with its primary state jurisdiction.

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency’s administrative judicial resolution process. As of December 31, 2016, management’s estimated reserve (net of deposits) for this matter is approximately $158,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan. The Company matched a percentage of the employee’s contribution at a rate of 10% for the years ended December 31, 2016, and 2015, respectively. Company contributions under the 401(k) plan totaled $44,200 and $49,300 in 2016 and 2015, respectively.

On September 1, 2006, the Company established an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. In 2016 and 2015, the Company did not make any contributions to the ESOP.

13. Incentive Compensation Plans

In May 2007, the Board of Directors approved the adoption of a new incentive compensation plan. This new plan was effective for fiscal year 2007 and replaced a previous plan. Under the plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal years 2016 and 2015, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 18% of the Company’s Income from Operations. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company did not incur any incentive compensation expense for 2016 and 2015.

In July 2010, the Company’s Reliv Europe subsidiary entered into a long-term performance-based incentive compensation agreement with the subsidiary’s senior managers. The valuation of the compensation agreement was an EBITDA-based formula derived from the subsidiary’s financial performance and vested in 20% annual increments which began in April 2011. Thereafter, annually, the Company incrementally recognized compensation expense in correlation with the incentive’s valuation, with 2015 compensation expense of $90,800 presented within Selling, General, and Administrative in the accompanying consolidated statements of net loss and comprehensive loss.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Incentive Compensation Plans (continued)

The notes payable were issued by the Company to the managers in April 2015 and range in length from one to two years with quarterly payments of principal and interest beginning three months from issuance. Each of the notes accrue interest at a floating interest rate based on the three-month pound LIBOR plus 3%. The interest rate at December 31, 2016 was 3.41%. The notes payable have a principal balance at December 31, 2016 of $64,136 and are presented within the respective current and noncurrent portions of long-term debt in the accompanying consolidated balance sheets.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2016 and 2015, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant. At December 31, 2016 and 2015, SERP assets were $296,000 and $275,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2016 and 2015, SERP liabilities were $299,000 and $277,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets. The changes in the balances of SERP assets and SERP liabilities during 2016 and 2015 were due to net realized and unrealized investment gains/losses incurred by the plan.

14. Segment Information

Description of Products and Services by Segment

The Company classifies its sales into three categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2016 and 2015, follow:

	2016	2015

Net sales by product category
Nutritional and dietary supplements	$40,554,312	$46,276,222
Skin care products	-	267,737
Sales aids and other	1,450,649	1,215,594
Handling & freight income	3,507,875	4,009,304
Total net sales	$45,512,836	$51,768,857

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Segment Information (continued)

Description of Products and Services by Segment (continued)

The Company operates in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions. Geographic area data for the years ended December 31, 2016 and 2015 follow:

	2016	2015

Net sales to external customers
United States	$35,591,831	$40,384,993
Australia/New Zealand	1,079,054	1,279,549
Canada	1,065,147	1,296,543
Mexico	529,871	719,101
Europe (1)	5,490,508	6,192,453
Asia (2)	1,756,425	1,896,218
Total net sales	$45,512,836	$51,768,857

Assets by area
United States	$18,563,523	$20,429,025
Australia/New Zealand	568,890	562,961
Canada	375,264	374,863
Mexico	311,102	288,406
Europe (1)	1,694,113	1,879,473
Asia (2)	952,835	726,304
Total consolidated assets	$22,465,727	$24,261,032

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.

(2)	Asia consists of Philippines, Malaysia, Singapore, and Indonesia.

15. Restructuring Activities

In May 2016, the Company implemented an employee headcount cost reduction program resulting in the reduction of approximately 9% of the Company’s worldwide employees. The total cost of the program, representing severance and benefits, was approximately $275,000 in 2016, and was included within Selling, General, and Administrative in the accompanying consolidated statements of net loss and comprehensive loss. The aggregate annual salaries of the affected employees was approximately $1,100,000. At December 31, 2016, there was no remaining reserve for severance and benefits under the program.

