Form 10-Q
period 2017-03-31
RELIV INTERNATIONAL INC
filed 2017-05-12
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☑  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of May 3, 2017 was 1,845,160 (excluding treasury shares).

PART I — FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2017	2016
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,829,293	$3,606,817
Accounts receivable, less allowances of $26,400 in 2017 and $26,700 in 2016	268,047	126,113
Accounts and note due from employees and distributors	138,081	139,931
Inventories
Finished goods	2,409,519	2,629,541
Raw materials	1,694,588	1,728,136
Sales aids and promotional materials	142,313	130,153
Total inventories	4,246,420	4,487,830

Refundable income taxes	67,819	97,194
Prepaid expenses and other current assets	829,110	474,183
Total current assets	9,378,770	8,932,068

Other assets	307,028	305,137
Cash surrender value of life insurance	2,996,117	2,965,981
Note receivable due from distributor	1,492,679	1,521,005
Deferred income taxes	488,000	487,000
Intangible assets, net	2,343,737	2,400,234

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,949,863	9,943,512
Machinery & equipment	4,565,858	4,329,329
Office equipment	1,208,890	1,203,868
Computer equipment & software	2,238,330	2,218,766
	18,868,131	18,600,665
Less: Accumulated depreciation	12,912,323	12,746,363
Net property, plant and equipment	5,955,808	5,854,302

Total assets	$22,962,139	$22,465,727

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2017	2016
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,330,717	$2,352,692
Distributors' commissions payable	1,360,833	1,402,370
Sales taxes payable	201,928	234,153
Payroll and payroll taxes payable	388,334	245,090
Total accounts payable and accrued expenses	4,281,812	4,234,305

Current portion of long-term debt	357,399	389,096
Total current liabilities	4,639,211	4,623,401

Noncurrent liabilities:
Long-term debt, less current portion	2,437,101	2,518,341
Other noncurrent liabilities	413,946	409,813
Total noncurrent liabilities	2,851,047	2,928,154

Stockholders' equity:
Preferred stock, par value $.001 per share; 3,000,000 shares authorized; -0- shares issued and outstanding in 2017 and 2016	-	-
Common stock, par value $.001 per share; 30,000,000 authorized; 2,110,013 shares issued and 1,845,160 shares outstanding as of 3/31/2017; 2,110,013 shares issued and 1,845,160 shares outstanding as of 12/31/2016	2,110	2,110
Additional paid-in capital	30,573,588	30,565,144
Accumulated deficit	(8,760,524)	(9,284,317)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,004,733)	(1,030,205)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	15,471,881	14,914,172

Total liabilities and stockholders' equity	$22,962,139	$22,465,727

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net

Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended March 31
	2017	2016

Product sales	$11,835,116	$12,042,561
Handling & freight income	942,666	993,889

Net sales	12,777,782	13,036,450

Costs and expenses:
Cost of products sold	2,835,525	2,984,104
Distributor royalties and commissions	4,498,553	4,624,375
Selling, general and administrative	4,926,279	5,609,268

Total costs and expenses	12,260,357	13,217,747

Income (loss) from operations	517,425	(181,297)

Other income (expense):
Interest income	25,526	27,357
Interest expense	(24,841)	(26,401)
Other income	32,683	113,681

Income (loss) before income taxes	550,793	(66,660)
Provision (benefit) for income taxes	27,000	(23,000)

Net income (loss)	$523,793	($43,660)

Other comprehensive income (loss):
Foreign currency translation adjustment	25,472	(74,551)

Comprehensive income (loss)	$549,265	($118,211)

Earnings (loss) per common share - Basic	$0.28	($0.02)
Weighted average shares	1,845,000	1,846,000

Earnings (loss) per common share - Diluted	$0.28	($0.02)
Weighted average shares	1,846,000	1,846,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31
	2017	2016

Operating activities:
Net income/(loss)	$523,793	$(43,660)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	217,631	249,892
Stock-based compensation	8,444	18,142
Non-cash life insurance policy accretion	(30,135)	(29,244)
Deferred income taxes	5,000	(20,000)
Foreign currency transaction (gain)/loss	(36,133)	(100,053)
(Increase) decrease in accounts receivable and accounts due from employees and distributors	(138,452)	67,571
(Increase) decrease in inventories	268,776	316,870
(Increase) decrease in refundable income taxes	29,454	(4,933)
(Increase) decrease in prepaid expenses and other current assets	(353,515)	(605,781)
(Increase) decrease in other assets	(1,906)	18,697
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	37,429	856,514

Net cash provided by operating activities	530,386	724,015

Investing activities:
Purchase of property, plant and equipment	(261,550)	(9,905)
Payments received on distributor note receivable	26,680	25,131

Net cash provided by (used in) investing activities	(234,870)	15,226

Financing activities:
Principal payments on long-term borrowings	(113,743)	(143,618)

Net cash used in financing activities	(113,743)	(143,618)

Effect of exchange rate changes on cash and cash equivalents	40,703	35,610

Increase (decrease) in cash and cash equivalents	222,476	631,233

Cash and cash equivalents at beginning of period	3,606,817	3,262,263

Cash and cash equivalents at end of period	$3,829,293	$3,893,496

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Note 1—	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2016, filed March 28, 2017 with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31
	2017	2016
Numerator:
Net income (loss)	$523,793	$(43,660)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	1,845,000	1,846,000
Dilutive effect of employee stock options and other warrants	1,000	-

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	1,846,000	1,846,000

Basic earnings (loss) per share	$0.28	$(0.02)
Diluted earnings (loss) per share	$0.28	$(0.02)

Options and warrants to purchase 142,013 and 267,226 shares of common stock for the three months ended March 31, 2017 and 2016, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

March 31, 2017

Long-term debt	$2,794,500	$2,794,500	-	$2,794,500	-
Note receivable	1,603,484	1,798,000	-	1,798,000	-
Marketable securities	299,000	299,000	$299,000	-	-

December 31, 2016

Long-term debt	$2,907,437	$2,907,437	-	$2,907,437	-
Note receivable	1,630,164	1,812,000	-	1,812,000	-
Marketable securities	296,000	296,000	$296,000	-	-

Long-term debt: The fair value of the Company's term and revolver loans approximate carrying value as these loans were incurred within the past eighteen months and have variable market-based interest rates which reset every thirty days. The fair value of the Company's notes payable obligation approximates carrying value as these obligations have variable market-based interest rates which reset every ninety days.

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

March 31, 2017

Note 4—	Taxes

The interim financial statement provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Three months ended March 31
	2017	2016

Income taxes (benefit) at U.S. statutory rate	$187,000	$(23,000)
Change in valuation allowance	(152,000)	-
State income taxes, net of federal benefit	10,000	14,000
Higher / (lower) effective taxes on earnings/losses in certain foreign countries	(34,000)	(11,000)
Foreign corporate income taxes	13,000	17,000
Other, net	3,000	(20,000)

	$27,000	$(23,000)

For fiscal year 2016, beginning in the second quarter, the Company determined that it was more likely than not that 2016 U.S. federal and various state net operating losses primarily generated in 2016 would not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the Company's full year 2016 income tax provision included the impact of recording a total valuation allowance of $292,000 against all U.S. net deferred tax assets, including the 2016 losses generated, from a U.S. tax perspective.

From a U.S. tax perspective, the Company's income tax provision for the three months ended March 31, 2017 includes a partial release of valuation allowance which substantially offsets the federal income tax expense on the Company's pre-tax book income.

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of March 31, 2017 and December 31, 2016, management's estimated reserve (net of deposits) for this matter is approximately $162,000 and $158,000, respectively. There has been no change in this matter during the first three months of 2017.

Reliv International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Note 5—	Recent Accounting Standards

Adopted in 2017

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory within the scope of this update to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. As required, the Company adopted this new standard effective January 1, 2017. The Company's adoption of this standard did not have any impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781): Improvements to Employee Share-Based Payment Accounting. This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, forfeitures, and classification on the statement of cash flows. As required, the Company adopted this new standard effective January 1, 2017. Concurrently with the adoption of this new standard, the Company revised its accounting policy to recognize share-based compensation costs based on actual stock option forfeitures versus previous accounting guidance which required the Company to recognize share-based compensation costs based on management's estimate of future stock option forfeitures. The Company's adoption of this standard did not have any impact on its consolidated financial statements and related disclosures.

Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing U.S. GAAP revenue recognition guidance and will be adopted by the Company, when required, on January 1, 2018. The new standard permits the use of either the retrospective or modified retrospective transition method. The Company's primary source of revenue is from the sale of nutritional products to the Company's independent distributors whereby revenue is currently recognized when product is shipped and risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to nutritional products sales will remain materially consistent with its current practice. Based on the evaluation completed to date, the Company has identified membership fee-type revenue and sales incentive programs as areas that may be affected by the new standard; and these areas require further evaluation. Overall, the Company continues to evaluate the adoption of this standard, including the transition method, will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which supercedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities not currently recorded in the Company's consolidated financial statements. The Company is evaluating its transition method and other effects that the new standard will have on its consolidated financial statements and related disclosures.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 80.3% of worldwide net sales for the three months ended March 31, 2017 and 78.7% of worldwide net sales for the three months ended March 31, 2016. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2017, consisted of approximately 37,280 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Distributor royalties and commissions are monthly payments made to distributors based on products sold in their downline organization. Based on our distributor agreements, these expenses have typically approximated 23% of sales at suggested retail. Wholesale pricing discounts on distributor orders are based on the retail value of the product. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which typically ranges between 80% and 90% of the retail price of each product. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward.

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

Results of Operations

Net Sales. Overall net sales decreased by 2.0% in the three months ended March 31, 2017 compared to the same period in 2016. During the first quarter of 2017 (“Q1 2017”), sales in the United States remained approximately the same and international sales decreased by 9.5% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus the British pound, Philippine peso, and Mexican peso. The U.S. dollar was weaker versus the Australian, New Zealand and Canadian dollars. Excluding the impact of currency exchange fluctuation, international sales decreased by 1.5%.

The following table summarizes net sales by geographic market for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017		2016		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$10,259	80.3%	$10,255	78.7%	$4	---%
Australia/New Zealand	260	2.0	298	2.3	(38)	(12.8)
Canada	264	2.1	306	2.3	(42)	(13.7)
Mexico	157	1.2	163	1.3	(6)	(3.7)
Europe	1,201	9.4	1,556	11.9	(355)	(22.8)
Asia	637	5.0	458	3.5	179	39.1

Consolidated total	$12,778	100.0%	$13,036	100.0%	$(258)	(2.0)%

The following table sets forth, as of March 31, 2017 and 2016, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. In February 2016, we introduced a formal Preferred Customer program in the United States and Canada. As a result, we are including Preferred Customers as part of our Active Distributor count. Preferred Customer programs were previously in place in Europe and other foreign markets. Preferred Customers represent approximately 5,200 and 4,400 of the Active Distributor count as of March 31, 2017 and 2016, respectively.

	March 31, 2017		March 31, 2016		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	26,110	2,610	31,910	4,130	(18.2)%	(36.8)%
Australia/New Zealand	1,440	110	1,690	120	(14.8)	(8.3)
Canada	780	90	1,120	170	(30.4)	(47.1)
Mexico	880	60	1,220	90	(27.9)	(33.3)
Europe	4,620	410	6,000	480	(23.0)	(14.6)
Asia	3,450	310	3,100	310	11.3	---

Consolidated total	37,280	3,590	45,040	5,300	(17.2)%	(32.3)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market

	United						International
	States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 3/31/2017	$10,259	$260	$264	$157	$1,201	$637	$2,519
Quarter ended 3/31/2016	$10,255	$298	$306	$163	$1,556	$458	$2,781

% change in sales-Q1 2017 vs. Q1 2016:
in USD	0.0%	-12.8%	-13.7%	-3.7%	-22.8%	39.1%	-9.5%
due to currency fluctuation	-	4.4%	3.1%	-12.0%	-12.0%	-7.8%	-8.0%
Sales in local currency (non-GAAP)	0.0%	-17.2%	-16.8%	8.3%	-10.8%	46.9%	-1.5%

# of new distributors-Q1 2017 (1)	1,615	66	44	83	466	701	1,360
# of new distributors-Q1 2016 (1)	1,714	112	44	122	675	514	1,467
% change	-5.8%	-41.1%	0.0%	-32.0%	-31.0%	36.4%	-7.3%

# of new Master Affiliates-Q1 2017	154	3	3	7	34	88	135
# of new Master Affiliates-Q1 2016	361	14	11	9	49	46	129
% change	-57.3%	-78.6%	-72.7%	-22.2%	-30.6%	91.3%	4.7%

# of Product orders-Q1 2017	35,008	1,452	814	1,093	4,704	5,675	13,738
# of Product orders-Q1 2016	39,068	1,887	1,069	1,046	6,159	2,836	12,997
% change	-10.4%	-23.1%	-23.9%	4.5%	-23.6%	100.1%	5.7%

(1) The new distributor totals for Q1 2017 and Q1 2016 include 1,019 and 836, respectively, new worldwide preferred customers.

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

United States

•	Net sales remained approximately the same in the United States in Q1 2017 compared to the prior-year quarter.
•	On February 1, 2017, we formally announced the launch of Fit3™, a new fitness and weight loss program created to help people get real fitness and weight loss results. The Fit3 program consists of three principal components: nutrition coaching, exercise coaching, and three new Fit3 formulas: Active, Burn and Purify. Active combines a three-protein blend of whey, casein and non-GMO soy with additional ingredients to support weight loss, athletic performance and energy. Burn and Purify are capsule products, with Burn as a targeted fat-burning formula and Purify as a probiotic, liver cleanse and metabolic supporter.
•	Sales of the Fit3 product line represented 10.1% of net sales in the U.S. in Q1 2017. Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 15.9% and 13.1% of net sales in the United States, respectively, in Q1 2017. Reliv NOW and LunaRich X represented 18.3% and 15.2%, respectively, of net sales in the United States in the prior-year quarter.
•	Distributor enrollments and new Master Affiliate qualifications decreased by 5.8% and 57.3%, respectively, in Q1 2017 compared to the prior year quarter. The reduction in new Master Affiliate qualifications is in response to the increased business volume requirements to reach the Master Affiliate level during Q1 2016.
•	Distributor retention was 65.5% for the twelve month period ended March 31, 2017 compared to 66.9% for all of 2016. Distributor retention is determined by the percentage of active distributors from 2016 that renewed their distributorships in 2017.
•	Our average order size in Q1 2017 increased by 9.9% to $399 at suggested retail value compared to the prior-year quarter in response to the rollout of the Fit3 product line. However, the number of product orders decreased by 10.4% in Q1 2017 compared to the prior year quarter.

International Operations

•	The average foreign exchange rate for the U.S. dollar for Q1 2017 was stronger versus the British pound, Philippine peso, and Mexican peso when compared with the average exchange rates for the same period in 2016. The average exchange rates for the Australian, New Zealand and Canadian dollars all increased versus the U.S. dollar in Q1 2017.
•	We continue to review prices and margins in all of our international markets and plan to make adjustments as needed during 2017. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.
•	Australia/New Zealand and Canadian net sales in Q1 2017 decreased by 17.2% and 16.8%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market.
•	Net sales in Mexico increased by 8.3% in local currency in Q1 2017 compared to the prior-year quarter. Distributor ordering improved in response to a sales promotion on our leading product in Mexico, Reliv NOW.
•	Net sales in Europe decreased by 10.8% in local currency in Q1 2017 compared to the prior-year quarter. Distributor activity declined both in the form of new distributor and preferred customer enrollments and in new Master Affiliate qualifications in the region.
•	Sales in Asia increased by 46.9% in local currency in Q1 2017 compared to the prior-year quarter led by strong sales growth in the Philippines. Local currency sales in the Philippines improved 66.8% as all measures of distributor activity showed strong increases in the market. Local sales campaigns involving our NOW for Kids nutritional product have shown good success.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2017 and 2016. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Q1 2017		Q1 2016
	Amount	% of net sales	Amount	% of net sales

Net sales	$12,778	100.0%	$13,036	100.0%

Costs and expenses:
Cost of products sold	2,836	22.2	2,984	22.9
Distributor royalties and commissions	4,499	35.2	4,624	35.5
Selling, general and administrative	4,926	38.6	5,609	43.0

Income (loss) from operations	517	4.0	(181)	(1.4)
Interest income	26	0.2	27	0.2
Interest expense	(25)	(0.2)	(27)	(0.2)
Other income	33	0.3	114	0.9

Income (loss) before income taxes	551	4.3	(67)	(0.5)
Provision (benefit) for income taxes	27	0.2	(23)	(0.2)

Net income (loss)	524	4.1%	$(44)	(0.3)%

Earnings (loss) per common share-Basic(1)	$0.28		$(0.02)
Earnings (loss) per common share-Diluted(1)	$0.28		$(0.02)

(1) The Q1 2016 per share amounts have been adjusted for the 1-for-7 reverse stock split effective on October 4, 2016.

Cost of Products Sold:

•	Gross margins in Q1 2017 improved compared to the prior-year period. Gross margins were improved as the result of the launch of Fit3, coupled with slightly lower plant expenses in the current year quarter.

Distributor Royalties and Commissions:

•	Distributor royalties and commissions as a percentage of net sales for Q1 2017 remained relatively steady compared to the prior-year period. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $683,000 in Q1 2017 compared to the prior-year period.
•	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $336,000 in Q1 2017, compared to the prior-year period. Total compensation expense decreased as the result of continued headcount reductions in the United States through attrition and a worldwide workforce reduction that took place in May 2016.

•	Other general and administrative expenses decreased by $290,000 in Q1 2017 versus the prior-year period.
o	Research & development expenses, along with other foreign product compliance requirements decreased by $118,000 in Q1 2017 compared to the prior-year period.
o	Other decreases from Q1 2017 vs. Q1 2016 include:
▪	Consulting fees decreased by $35,000.
▪	Computer software maintenance expenses decreased by $22,000.
▪	Directors’ fees decreased by $17,500.
▪	Corporate travel expenses decreased by $20,000.
•	Sales and marketing expenses decreased by $37,000 in Q1 2017 vs. 2016.

Other Income/Expense:

•	The other income in Q1 2017 and Q1 2016 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes:

•	We reported an income tax expense of $27,000 for Q1 2017, an effective rate of 4.9%.
•	See Note 4 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Income:

•	We reported net income of $524,000 in Q1 2017 compared to a net loss of $44,000 in the prior-year quarter. Although net sales decreased by 2.0% in Q1 2017 vs. Q1 2016, our profitability improved as the result of the continuing impact of the reduction in selling, general and administrative expenses from last year’s cost reduction initiative.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2017, we generated $530,000 of net cash from operating activities, $235,000 was used in investing activities, and we used $114,000 in financing activities. This compares to $724,000 of net cash provided by operating activities, $15,000 provided by investing activities, and $144,000 used in financing activities in the same period of 2016. Cash and cash equivalents increased by $222,000 to $3.83 million as of March 31, 2017 compared to December 31, 2016.

Significant changes in working capital items consisted of a decrease in inventory of $269,000, and an increase in prepaid expenses/other current assets of $354,000 in the first three months of 2017. The decrease in inventory is the result of strong sales of the new Fit3 product line, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter of 2017 on most of the corporate business insurance policies.

Investing activities during the first three months of 2017 consisted of an investment of $262,000 for capital expenditures, offset by payments received on a distributor note receivable of $27,000. Financing activities during the first three months of 2017 consisted of principal payments of $114,000 on long-term borrowings.

Stockholders’ equity increased to $15.5 million at March 31, 2017 compared to $14.9 million at December 31, 2016. The increase is due to our net income during the first three months of 2017 of $524,000 coupled with a favorable adjustment in foreign currency translation of $25,000. Our working capital balance was $4.74 million at March 31, 2017 compared to $4.31 million at December 31, 2016. The current ratio at March 31, 2017 was 2.02 compared to 1.93 at December 31, 2016.

Our $3.25 million term loan has a term of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 3.03% at March 31, 2017.

Our $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of April 30, 2018. As of March 31, 2017, there were no outstanding borrowings on the revolving line of credit.

Borrowings under the new lending agreements are secured by all our tangible and intangible assets, a whole life insurance policy on the life of our Chief Executive Officer, and by a mortgage on the real estate of our headquarters.

The lending agreements include quarterly covenants requiring us to maintain net tangible worth of not less than $9.5 million, and i) a cumulative minimum EBITDA requirement of $200,000, $400,000, $600,000, and $800,000 for the fiscal periods ending March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, respectively; and ii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

As defined, EBITDA means our consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender.

At March 31, 2017, we were in compliance with all applicable covenants.

Management believes that our cash on hand, internally generated funds, and revolving line of credit extension will be sufficient to meet working capital requirements and our debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017. Our critical accounting policies remain unchanged as of March 31, 2017.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: May 12, 2017

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 12, 2017

