Form 10-Q
period 2017-06-30
RELIV INTERNATIONAL INC
filed 2017-08-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant’s common stock as of August 3, 2017 was 1,845,160 (excluding treasury shares).

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2017	2016
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,448,928	$3,606,817
Accounts receivable, less allowances of
$26,300 in 2017 and $26,700 in 2016	91,292	126,113
Accounts and note due from employees and distributors	137,253	139,931
Inventories
Finished goods	2,443,056	2,629,541
Raw materials	1,840,796	1,728,136
Sales aids and promotional materials	147,089	130,153
Total inventories	4,430,941	4,487,830

Refundable income taxes	28,844	97,194
Prepaid expenses and other current assets	822,129	474,183
Total current assets	8,959,387	8,932,068

Other assets	329,901	305,137
Cash surrender value of life insurance	3,026,252	2,965,981
Note receivable due from distributor	1,463,925	1,521,005
Deferred income taxes	503,000	487,000
Intangible assets, net	2,287,240	2,400,234

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,953,774	9,943,512
Machinery & equipment	4,694,656	4,329,329
Office equipment	1,182,545	1,203,868
Computer equipment & software	2,245,409	2,218,766
	18,981,574	18,600,665
Less: Accumulated depreciation	13,044,455	12,746,363
Net property, plant and equipment	5,937,119	5,854,302

Total assets	$22,506,824	$22,465,727

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2017	2016
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,396,088	$2,352,692
Distributors' commissions payable	1,445,838	1,402,370
Sales taxes payable	233,678	234,153
Payroll and payroll taxes payable	283,594	245,090
Total accounts payable and accrued expenses	4,359,198	4,234,305

Current portion of long-term debt	324,960	389,096
Total current liabilities	4,684,158	4,623,401

Noncurrent liabilities:
Long-term debt, less current portion	2,355,861	2,518,341
Other noncurrent liabilities	440,983	409,813
Total noncurrent liabilities	2,796,844	2,928,154

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000
shares authorized; -0- shares issued and outstanding
in 2017 and 2016	-	-
Common stock, par value $.001 per share; 5,000,000
authorized; 2,110,013 shares issued and 1,845,160
shares outstanding as of 6/30/2017; 2,110,013 shares
issued and 1,845,160 shares outstanding as of 12/31/2016	2,110	2,110
Additional paid-in capital	30,582,032	30,565,144
Accumulated deficit	(9,280,189)	(9,284,317)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(939,571)	(1,030,205)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	15,025,822	14,914,172

Total liabilities and stockholders' equity	$22,506,824	$22,465,727

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Product sales	$9,258,809	$10,166,478	$21,093,925	$22,209,039
Handling & freight income	747,819	886,844	1,690,485	1,880,733

Net sales	10,006,628	11,053,322	22,784,410	24,089,772

Costs and expenses:
Cost of products sold	2,328,452	2,530,771	5,163,977	5,514,875
Distributor royalties and commissions	3,554,773	3,921,005	8,053,326	8,545,380
Selling, general and administrative	4,631,860	5,541,328	9,558,139	11,150,596

Total costs and expenses	10,515,085	11,993,104	22,775,442	25,210,851

Income (loss) from operations	(508,457)	(939,782)	8,968	(1,121,079)

Other income (expense):
Interest income	25,827	27,133	51,353	54,490
Interest expense	(27,448)	(26,778)	(52,289)	(53,179)
Other income	12,413	71,263	45,096	184,944

Income (loss) before income taxes	(497,665)	(868,164)	53,128	(934,824)
Provision for income taxes	22,000	120,000	49,000	97,000

Net income (loss)	$(519,665)	$(988,164)	$4,128	$(1,031,824)

Other comprehensive income (loss):
Foreign currency translation adjustment	65,162	(147,062)	90,634	(221,613)

Comprehensive income (loss)	$(454,503)	$(1,135,226)	$94,762	$(1,253,437)

Earnings (loss) per common share - Basic	$(0.28)	$(0.54)	$0.00	$(0.56)
Weighted average shares	1,845,000	1,846,000	1,845,000	1,846,000

Earnings (loss) per common share - Diluted	$(0.28)	$(0.54)	$0.00	$(0.56)
Weighted average shares	1,845,000	1,846,000	1,846,000	1,846,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2017	2016

Operating activities:
Net income/(loss)	$4,128	$(1,031,824)
Adjustments to reconcile net income/(loss) to
net cash provided by operating activities:
Depreciation and amortization	435,261	498,415
Stock-based compensation	16,888	35,112
Non-cash life insurance policy accretion	(60,270)	(58,488)
(Gain) loss on sale of property, plant and equipment	(11,361)	-
Deferred income taxes	10,000	14,000
Foreign currency transaction (gain) loss	(35,184)	(162,293)
(Increase) decrease in accounts receivable and accounts due
from employees and distributors	40,767	72,102
(Increase) decrease in inventories	112,036	590,841
(Increase) decrease in refundable income taxes	68,516	53,474
(Increase) decrease in prepaid expenses
and other current assets	(342,897)	(341,478)
(Increase) decrease in other assets	(24,907)	11,840
Increase (decrease) in accounts payable & accrued expenses
and other noncurrent liabilities	126,216	769,312

Net cash provided by operating activities	339,193	451,013

Investing activities:
Purchase of property, plant and equipment	(403,910)	(14,849)
Proceeds from the sale of property, plant and equipment	11,900	-
Payments received on distributor note receivable	53,763	50,639

Net cash provided by (used in) investing activities	(338,247)	35,790

Financing activities:
Principal payments on long-term borrowings	(228,336)	(288,851)

Net cash used in financing activities	(228,336)	(288,851)

Effect of exchange rate changes on cash and cash equivalents	69,501	5,511

Increase (decrease) in cash and cash equivalents	(157,889)	203,463

Cash and cash equivalents at beginning of period	3,606,817	3,262,263

Cash and cash equivalents at end of period	$3,448,928	$3,465,726

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(519,665)	$(988,164)	$4,128	$(1,031,824)

Denominator:
Denominator for basic earnings (loss) per
share--weighted average shares	1,845,000	1,846,000	1,845,000	1,846,000
Dilutive effect of employee stock options
and other warrants	-	-	1,000	-

Denominator for diluted earnings (loss) per
share--adjusted weighted average shares	1,845,000	1,846,000	1,846,000	1,846,000

Basic earnings (loss) per share	$(0.28)	$(0.54)	$0.00	$(0.56)
Diluted earnings (loss) per share	$(0.28)	$(0.54)	$0.00	$(0.56)

Options and warrants to purchase 146,715 shares of common stock and 142,013 shares of common stock for the three months and six months ended June 30, 2017, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 267,226 shares of common stock for the three months and six months ended June 30, 2016, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

	Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

	Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

	Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

June 30, 2017

Long-term debt	$2,680,821	$2,680,821	-	$2,680,821	-
Note receivable	1,576,401	1,779,000	-	1,779,000	-
Marketable securities	322,000	322,000	$322,000	-	-

December 31, 2016

Long-term debt	$2,907,437	$2,907,437	-	$2,907,437	-
Note receivable	1,630,164	1,812,000	-	1,812,000	-
Marketable securities	296,000	296,000	$296,000	-	-

Long-term debt: The fair value of the Company's term and revolver loans approximate carrying value as these loans were incurred within the past two years and have variable market-based interest rates which reset every thirty days. The fair value of the Company's notes payable obligation approximates carrying value as these obligations have variable market-based interest rates which reset every ninety days.

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

The interim financial statement provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Six months ended June 30
	2017	2016

Income taxes (benefit) at U.S. statutory rate	$18,000	$(318,000)
Change in valuation allowance	56,000	383,000
State income taxes, net of federal benefit	16,000	23,000
Higher / (lower) effective taxes on earnings/losses
in certain foreign countries	(74,000)	(46,000)
Foreign corporate income taxes	27,000	44,000
Other, net	6,000	11,000

	$49,000	$97,000

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

From a U.S. tax perspective, for the six months ended June 30, 2017, the Company increased its valuation allowance for the portion of federal and state net operating losses it estimates to generate in 2017.

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process. As of June 30, 2017 and December 31, 2016, management's estimated reserve (net of deposits) for this matter is approximately $167,000 and $158,000, respectively. There has been no change in this matter during the first six months of 2017.

Note 5--	Restructuring Activities - 2016

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

At June 30, 2016, the remaining reserve for severance and benefits under this program was approximately $47,000, and was paid out in the third quarter of 2016.

Note 6--	Recent Accounting Standards

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 77.7% of worldwide net sales for the six months ended June 30, 2017 and 77.3% of worldwide net sales for the six months ended June 30, 2016. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2017, consisted of approximately 35,110 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 9.5% in the three months ended June 30, 2017 compared to the same period in 2016. During the second quarter of 2017 (“Q2 2017”), sales in the United States decreased by 10.8%, and international sales decreased by 5.2% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus most of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales increased by 2.8%.

The following table summarizes net sales by geographic market for the three months ended June 30, 2017 and 2016.

	Three months ended June 30,
	2017		2016		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$7,450	74.4%	$8,356	75.6%	$(906)	(10.8)%
Australia/New Zealand	227	2.3	286	2.6	(59)	(20.6)
Canada	217	2.2	242	2.2	(25)	(10.3)
Mexico	89	0.9	137	1.2	(48)	(35.0)
Europe	1,308	13.1	1,621	14.7	(313)	(19.3)
Asia	716	7.1	411	3.7	305	74.2

Consolidated total	$10,007	100.0%	$11,053	100.0%	$(1,046)	(9.5)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
	2017		2016		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$17,709	77.7%	$18,610	77.3%	$(901)	(4.8)%
Australia/New Zealand	486	2.1	584	2.4	(98)	(16.8)
Canada	481	2.1	549	2.3	(68)	(12.4)
Mexico	247	1.1	300	1.2	(53)	(17.7)
Europe	2,508	11.0	3,177	13.2	(669)	(21.1)
Asia	1,353	6.0	870	3.6	483	55.5

Consolidated total	$22,784	100.0%	$24,090	100.0%	$(1,306)	(5.4)%

The following table sets forth, as of June 30, 2017 and 2016, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. In February 2016, we introduced a formal Preferred Customer program in the United States and Canada. As a result, we are including Preferred Customers as part of our Active Distributor count. Preferred Customer programs were previously in place in Europe and other foreign markets. Preferred Customers represent approximately 4,960 and 4,490 of the Active Distributor count as of June 30, 2017 and 2016, respectively.

	June 30, 2017		June 30, 2016		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	24,670	2,690	30,080	4,110	(18.0)%	(34.5)%
Australia/New Zealand	1,240	110	1,660	130	(25.3)	(15.4)
Canada	740	90	970	150	(23.7)	(40.0)
Mexico	770	60	1,130	90	(31.9)	(33.3)
Europe	4,130	430	5,630	510	(26.6)	(15.7)
Asia	3,560	350	3,030	320	17.5	9.4

Consolidated total	35,110	3,730	42,500	5,310	(17.4)%	(29.8)%

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

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	– Total
Sales in USD (in 000's):
Quarter ended 6/30/2017	$7,450	$227	$217	$89	$1,308	$716	$2,557
Quarter ended 6/30/2016	$8,356	$286	$242	$137	$1,621	$411	$2,697

% change in sales-Q2 2017 vs. Q2 2016:
in USD	-10.8%	-20.6%	-10.3%	-35.0%	-19.3%	74.2%	-5.2%
due to currency fluctuation	-	0.5%	-4.6%	1.0%	-9.8%	-12.0%	-8.0%
Sales in local currency (non-GAAP)	-10.8%	-21.1%	-5.7%	-36.0%	-9.5%	86.2%	2.8%

# of new distributors-Q2 2017 (1)	981	39	42	56	528	684	1,349
# of new distributors-Q2 2016 (1)	1,291	88	33	105	570	349	1,145
% change	-24.0%	-55.7%	27.3%	-46.7%	-7.4%	96.0%	17.8%

# of new Master Affiliates-Q2 2017	139	2	2	1	39	70	114
# of new Master Affiliates-Q2 2016	136	7	2	4	47	34	94
% change	2.2%	-71.4%	0.0%	-75.0%	-17.0%	105.9%	21.3%

# of Product orders-Q2 2017	31,724	1,439	827	702	4,576	7,207	14,751
# of Product orders-Q2 2016	35,979	1,809	867	949	5,665	2,894	12,184
% change	-11.8%	-20.5%	-4.6%	-26.0%	-19.2%	149.0%	21.1%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	– Total
Sales in USD (in 000's):
YTD ended 6/30/2017	$17,709	$486	$481	$247	$2,508	$1,353	$5,075
YTD ended 6/30/2016	$18,610	$584	$549	$300	$3,177	$870	$5,480

% change in sales-YTD 2017 vs. YTD 2016:
in USD	-4.8%	-16.8%	-12.4%	-17.7%	-21.1%	55.5%	-7.4%
due to currency fluctuation	-	2.3%	-0.5%	-5.8%	-11.0%	-10.0%	-8.1%
Sales in local currency (non-GAAP)	-4.8%	-19.1%	-11.9%	-11.9%	-10.1%	65.5%	0.7%

# of new distributors-YTD 2017 (2)	2,594	105	86	139	994	1,387	2,711
# of new distributors-YTD 2016	3,005	200	77	227	1,245	863	2,612
% change	-13.7%	-47.5%	11.7%	-38.8%	-20.2%	60.7%	3.8%

# of new Master Affiliates-YTD 2017	294	5	5	8	73	158	249
# of new Master Affiliates-YTD 2016	497	21	13	13	96	80	223
% change	-40.8%	-76.2%	-61.5%	-38.5%	-24.0%	97.5%	11.7%

# of Product orders-YTD 2017	66,732	2,891	1,641	1,795	9,280	12,882	28,489
# of Product orders-YTD 2016	75,047	3,696	1,936	1,995	11,824	5,730	25,181
% change	-11.1%	-21.8%	-15.2%	-10.0%	-21.5%	124.8%	13.1%

(1)	The new distributor totals for Q2 2017 and Q2 2016 include 964 and 927, respectively, of new worldwide preferred customers.

(2)	The new distributor totals for YTD 2017 and YTD 2016 include 1,983 and 1,763, respectively, of new worldwide preferred customers.

United States

•	Net sales declined in the United States in Q2 2017 compared to the prior-year quarter, as new distributor/preferred customer enrollments and sales of the new Fit3 products declined in Q2 2017 compared to the sales when launched in the first quarter of 2017 (“Q1 2017”).
•	In February 2017, we launched Fit3TM, a new fitness and weight loss program. The Fit3 program consists of three principal components: nutrition coaching, exercise coaching, and three new Fit3 formulas: Active, Burn and Purify. Active combines a three-protein blend of whey, casein and non-GMO soy with additional ingredients to support weight loss, athletic performance and energy. Burn and Purify are capsule products, with Burn as a targeted fat-burning formula and Purify as a probiotic, liver cleanse and metabolic supporter.
•	Sales of the Fit3 product line represented 4.9% of net sales in the U.S. in Q2 2017, down from 10.1% of net U.S. sales in Q1 2017. Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 16.8% and 13.7% of net sales in the United States, respectively, in Q2 2017. Reliv NOW and LunaRich X represented 17.9% and 15.1%, respectively, of net sales in the United States in the prior-year quarter.
•	For the six months ended June 30, 2017 (“YTD 2017”), sales of Reliv Now and LunaRich X represented 16.2% and 13.4%, respectively, of net sales in the United States. Sales of the Fit3 product line represented 7.9% of net sales in the United States for the YTD 2017 period.
•	Distributor/preferred customer enrollments decreased by 24.0% and new Master Affiliate qualifications increased by 2.2% in Q2 2017 compared to the prior year quarter.
•	Distributor retention was 67.8% for the twelve month period ended June 30, 2017 compared to 66.9% for all of 2016. Distributor retention is determined by the percentage of active distributors from 2016 that renewed their distributorships in 2017.
•	Our average order size in Q2 2017 increased by 1.1% to $324 at suggested retail value compared to the prior-year quarter. The number of product orders decreased by 11.8% in Q2 2017 compared to the prior year quarter for the same reasons as the overall decrease in sales.

International Operations

•	The average foreign exchange rate for the U.S. dollar for YTD 2017 was stronger versus the British pound, Philippine peso, Canadian dollar, and Mexican peso when compared with the average exchange rates for the same period in 2016. The average exchange rates for the Australian and New Zealand dollars both increased versus the U.S. dollar in YTD 2017.
•	We continue to review prices and margins in all of our international markets and plan to make adjustments as needed during 2017. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.
•	Australia/New Zealand and Canadian net sales in Q2 2017 decreased by 21.1% and 5.7%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market.
•	Net sales in Mexico decreased by 36.0% in local currency in Q2 2017 compared to the prior-year quarter. Sales decreased as new distributor enrollments and the number of product orders declined by 46.7% and 26.0%, respectively.
•	Net sales in Europe decreased by 9.5% in local currency in Q2 2017 compared to the prior-year quarter. Distributor activity declined both in the form of new distributor and preferred customer enrollments and in new Master Affiliate qualifications in the region.
•	Sales in Asia increased by 86.2% in local currency in Q2 2017 compared to the prior-year quarter led by strong sales growth in the Philippines. Local currency sales in the Philippines improved 107% in Q2 2017 as all measures of distributor activity showed strong increases in the market. Local sales campaigns involving our NOW for Kids nutritional product continue to show good success.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2017 and 2016. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Three months ended
	June 30, 2017		June 30, 2016
	Amount	% of net sales	Amount	% of net sales

Net sales	$10,007	100.0%	$11,053	100.0%
Costs and expenses:
Cost of products sold	2,328	23.3	2,531	22.9
Distributor royalties and commissions	3,555	35.5	3,921	35.5
Selling, general and administrative	4,632	46.3	5,541	50.1

Loss from operations	(508)	(5.1)	(940)	(8.5)
Interest income	26	0.3	27	0.2
Interest expense	(28)	(0.3)	(26)	(0.2)
Other income	12	0.1	71	0.6

Loss before income taxes	(498)	(5.0)	(868)	(7.9)
Provision for income taxes	22	0.2	120	1.0

Net loss	$(520)	(5.2)%	$(988)	(8.9)%

Loss per common share-Basic and Diluted(1)	$(0.28)		$(0.54)

	Six months ended
	June 30, 2017		June 30, 2016
	Amount	% of net sales	Amount	% of net sales

Net sales	$22,784	100.0%	$24,090	100.0%
Costs and expenses:
Cost of products sold	5,164	22.7	5,515	22.9
Distributor royalties and commissions	8,053	35.3	8,545	35.5
Selling, general and administrative	9,558	42.0	11,151	46.3

Income (loss) from operations	9	-	(1,121)	(4.7)
Interest income	51	0.2	54	0.2
Interest expense	(52)	(0.2)	(53)	(0.2)
Other income	45	0.2	185	0.8

Income (loss) before income taxes	53	0.2	(935)	(3.9)
Provision for income taxes	49	0.2	97	0.4

Net income (loss)	$4	-%	$(1,032)	(4.3)%

Income (loss) per common share-
Basic and Diluted(1)	$-		$(0.56)

(1)	The three- and six-month per share amounts for 2016 have been adjusted for the 1-for-7 reverse stock split effective on October 4, 2016.

Cost of Products Sold:

•	The cost of products sold as a percentage of net sales in Q2 2017 increased compared to the prior-year period; however, for YTD 2017, the percentage decreased compared to the prior-year period. For Q2 2017, the cost of products sold was negatively impacted by lower plant utilization.

Distributor Royalties and Commissions:

•	Distributor royalties and commissions as a percentage of net sales for Q2 2017 and YTD 2017 remained relatively steady compared to the prior-year periods. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales.

Selling, General and Administrative Expenses:

•	Selling, general and administrative expenses declined by $909,000 in Q2 2017 and declined by $1.59 million in YTD 2017 compared to the prior-year periods.
•	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $826,000 in YTD 2017, compared to the prior-year period. Total compensation expense decreased as the result of continued headcount reductions in the United States through attrition and a worldwide workforce reduction that took place in May 2016.
•	Sales and marketing expenses decreased by $370,000 in YTD 2017 vs. the prior-year period. Components of decrease include:
o	Conference and other corporate-sponsored distributor meeting expenses decreased by $244,000 as we have reduced the quantity of corporate-sponsored events and the cost of our major distributor conference.
o	Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales decreased by $154,000.
•	Other general and administrative expenses decreased by $373,000 in YTD 2017 versus the prior-year period.
o	Research & development expenses, along with other foreign product compliance requirements decreased by $175,000 in YTD 2017 compared to the prior-year period.
o	Other decreases from YTD 2017 vs. YTD 2016 include:
▪	Consulting fees decreased by $38,000.
▪	Utility expenses decreased by $33,000.
▪	Computer software maintenance expenses decreased by $39,000.
▪	Shareholder communication and other SEC-related expenses decreased by $41,000.

Other Income/Expense:

•	The other income in YTD 2017 and YTD 2016 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes:

•	We reported an income tax expense of $49,000 for YTD 2017.
•	See Note 4 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Income/Loss:

•	We reported a net loss of $520,000 in Q2 2017 compared to a net loss of $988,000 in the prior-year quarter. For YTD 2017, we reported net income of $4,000 compared to a net loss of $1.03 million in the prior year-to-date period. Although net sales decreased by 9.5% in Q2 2017 vs. Q2 2016, our results from operations improved as the result of the continuing impact of the reduction in selling, general and administrative expenses from last year’s cost reduction initiative.

Liquidity and Capital Resources

During the first six months of 2017, we generated $339,000 of net cash from operating activities, $338,000 was used in investing activities, and we used $228,000 in financing activities. This compares to $451,000 of net cash provided by operating activities, $36,000 provided by investing activities, and $289,000 used in financing activities in the same period of 2016. Cash and cash equivalents decreased by $158,000 to $3.45 million as of June 30, 2017 compared to December 31, 2016.

Significant changes in working capital items consisted of a decrease in inventory of $112,000, and an increase in prepaid expenses/other current assets of $343,000 in the first six months of 2017. The decrease in inventory is the result of production adjustments subsequent to the launch of the Fit3 product line, and the increase in prepaid expenses/other current assets represents the annual premium payments made in the first quarter of 2017 on most of the corporate business insurance policies.

Investing activities during the first six months of 2017 consisted of an investment of $404,000 for capital expenditures, offset by payments received on a distributor note receivable of $54,000. Financing activities during the first six months of 2017 consisted of principal payments of $228,000 on long-term borrowings.

Stockholders’ equity increased to $15.0 million at June 30, 2017 compared to $14.9 million at December 31, 2016. The increase is due to our net income during the first six months of 2017 of $4,000 coupled with a favorable adjustment in foreign currency translation of $91,000. Our working capital balance was $4.28 million at June 30, 2017 compared to $4.31 million at December 31, 2016. The current ratio at June 30, 2017 was 1.91 compared to 1.93 at December 31, 2016.

Our $3.25 million term loan has a term of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 3.24% at June 30, 2017.

Our $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of April 30, 2018. As of June 30, 2017, there were no outstanding borrowings on the revolving line of credit.

Borrowings under the new lending agreements are secured by all our tangible and intangible assets, a whole life insurance policy on the life of our Chief Executive Officer, and by a mortgage on the real estate of our headquarters.

The lending agreements include quarterly covenants requiring us to maintain net tangible worth of not less than $9.5 million, and i) a cumulative minimum EBITDA requirement of $400,000, $600,000, and $800,000 for the fiscal periods ending June 30, 2017, September 30, 2017, and December 31, 2017, respectively; and ii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

As defined, EBITDA means our consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender.

At June 30, 2017, we were in compliance with all applicable covenants.

Management believes that our cash on hand, internally generated funds, and revolving line of credit extension will be sufficient to meet working capital requirements and our debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017. Our critical accounting policies remain unchanged as of June 30, 2017.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2017

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 14, 2017

