Form 10-Q
period 2017-09-30
RELIV INTERNATIONAL INC
filed 2017-11-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares outstanding of the Registrant’s common stock as of November 3, 2017 was 1,845,160 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item No. 4	Controls and Procedures	18

Part II – Other Information

Item No. 6	Exhibits	18

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	September 30	December 31
	2017	2016
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,465,411	$3,606,817
Accounts receivable, less allowances of $25,800 in 2017 and $26,700 in 2016	33,705	126,113
Accounts and note due from employees and distributors	138,684	139,931
Inventories
Finished goods	2,702,561	2,629,541
Raw materials	2,035,138	1,728,136
Sales aids and promotional materials	139,895	130,153
Total inventories	4,877,594	4,487,830

Refundable income taxes	48,247	97,194
Prepaid expenses and other current assets	500,458	474,183
Total current assets	8,064,099	8,932,068

Other assets	335,711	305,137
Cash surrender value of life insurance	3,056,387	2,965,981
Note receivable due from distributor	1,434,739	1,521,005
Deferred income taxes	535,000	487,000
Intangible assets, net	2,230,745	2,400,234

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,943,531	9,943,512
Machinery & equipment	4,707,262	4,329,329
Office equipment	1,181,443	1,203,868
Computer equipment & software	2,250,209	2,218,766
	18,987,635	18,600,665
Less: Accumulated depreciation	13,189,768	12,746,363
Net property, plant and equipment	5,797,867	5,854,302

Total assets	$21,454,548	$22,465,727

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	September 30	December 31
	2017	2016
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$1,991,902	$2,352,692
Distributors' commissions payable	1,144,612	1,402,370
Sales taxes payable	175,188	234,153
Payroll and payroll taxes payable	298,017	245,090
Total accounts payable and accrued expenses	3,609,719	4,234,305

Income taxes payable	26,950	-
Current portion of long-term debt	2,626,661	389,096
Total current liabilities	6,263,330	4,623,401

Noncurrent liabilities:
Long-term debt, less current portion	-	2,518,341
Other noncurrent liabilities	432,389	409,813
Total noncurrent liabilities	432,389	2,928,154

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2017 and 2016	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,845,160 shares outstanding as of 9/30/2017; 2,110,013 shares issued and 1,845,160 shares outstanding as of 12/31/2016	2,110	2,110
Additional paid-in capital	30,590,476	30,565,144
Accumulated deficit	(9,599,292)	(9,284,317)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(895,905)	(1,030,205)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	14,758,829	14,914,172

Total liabilities and stockholders' equity	$21,454,548	$22,465,727

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Product sales	$8,385,999	$9,972,547	$29,479,924	$32,181,585
Handling & freight income	683,324	812,868	2,373,809	2,693,602

Net sales	9,069,323	10,785,415	31,853,733	34,875,187

Costs and expenses:
Cost of products sold	1,949,670	2,214,633	7,113,647	7,729,508
Distributor royalties and commissions	3,199,596	3,799,791	11,252,922	12,345,171
Selling, general and administrative	4,253,675	4,737,305	13,811,814	15,887,901

Total costs and expenses	9,402,941	10,751,729	32,178,383	35,962,580

Income (loss) from operations	(333,618)	33,686	(324,650)	(1,087,393)

Other income (expense):
Interest income	25,277	26,199	76,630	80,689
Interest expense	(27,183)	(28,982)	(79,472)	(82,161)
Other income / (expense)	(4,579)	41,575	40,517	226,519

Income (loss) before income taxes	(340,103)	72,478	(286,975)	(862,346)
Provision (benefit) for income taxes	(21,000)	(62,000)	28,000	35,000

Net income (loss)	$(319,103)	$134,478	$(314,975)	$(897,346)

Other comprehensive income (loss):
Foreign currency translation adjustment	43,666	(74,503)	134,300	(296,116)

Comprehensive income (loss)	$(275,437)	$59,975	$(180,675)	$(1,193,462)

Earnings (loss) per common share - Basic	$(0.17)	$0.07	$(0.17)	$(0.49)
Weighted average shares	1,845,000	1,846,000	1,845,000	1,846,000

Earnings (loss) per common share - Diluted	$(0.17)	$0.07	$(0.17)	$(0.49)
Weighted average shares	1,845,000	1,846,000	1,845,000	1,846,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Nine months ended September 30
	2017	2016

Operating activities:
Net loss	$(314,975)	$(897,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	653,625	734,763
Stock-based compensation	25,332	52,083
Non-cash life insurance policy accretion	(90,406)	(87,732)
(Gain) loss on sale of property, plant and equipment	(8,906)	-
Deferred income taxes	(6,000)	27,000
Foreign currency transaction (gain) loss	(29,299)	(191,091)
(Increase) decrease in accounts receivable and accounts due from employees and distributors	98,634	81,571
(Increase) decrease in inventories	(313,382)	868,287
(Increase) decrease in refundable income taxes	49,500	(2,153)
(Increase) decrease in prepaid expenses and other current assets	(21,418)	(71,431)
(Increase) decrease in other assets	(30,196)	(4,180)
Increase (decrease) in income taxes payable	26,950	-
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	(632,607)	253,012

Net cash provided by (used in) operating activities	(593,148)	762,783

Investing activities:
Purchase of property, plant and equipment	(430,083)	(18,686)
Proceeds from the sale of property, plant and equipment	13,001	912
Payments received on distributor note receivable	81,254	76,534

Net cash provided by (used in) investing activities	(335,828)	58,760

Financing activities:
Principal payments on long-term borrowings	(282,496)	(904,461)

Net cash used in financing activities	(282,496)	(904,461)

Effect of exchange rate changes on cash and cash equivalents	70,066	(9,337)

Increase (decrease) in cash and cash equivalents	(1,141,406)	(92,255)

Cash and cash equivalents at beginning of period	3,606,817	3,262,263

Cash and cash equivalents at end of period	$2,465,411	$3,170,008

See notes to financial statements.

Reliv International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(319,103)	$134,478	$(314,975)	$(897,346)

Denominator:
Denominator for basic earnings (loss) per share--weighted average shares	1,845,000	1,846,000	1,845,000	1,846,000
Dilutive effect of employee stock options and other warrants	-	-	-	-

Denominator for diluted earnings (loss) per share--adjusted weighted average shares	1,845,000	1,846,000	1,845,000	1,846,000

Basic earnings (loss) per share	$(0.17)	$0.07	$(0.17)	$(0.49)
Diluted earnings (loss) per share	$(0.17)	$0.07	$(0.17)	$(0.49)

Options and warrants to purchase 146,715 shares of common stock for the three months and nine months ended September 30, 2017, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.  Options and warrants to purchase 265,001 and 267,184 shares of common stock for the three months and nine months ended September 30, 2016, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

	Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

	Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
These include quoted prices for similar assets or liabilities in active markets or similar assets or liabilities in markets that are not active.

	Level 3:	Unobservable inputs that reflect the reporting entity's own assumptions.

The carrying amount and fair value of the Company's financial instruments are approximately as follows:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

September 30, 2017

Long-term debt	$2,626,661	$2,626,661	-	$2,626,661	-
Note receivable	1,548,910	1,742,000	-	1,742,000	-
Marketable securities	327,000	327,000	$327,000	-	-

December 31, 2016

Long-term debt	$2,907,437	$2,907,437	-	$2,907,437	-
Note receivable	1,630,164	1,812,000	-	1,812,000	-
Marketable securities	296,000	296,000	$296,000	-	-

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

Note 4--	Debt

	September 30	December 31
	2017	2016

Term loan	$2,626,661	$2,843,301
Notes payable	-	64,136
	2,626,661	2,907,437
Less current portion	2,626,661	389,096
Total long-term debt	$-	$2,518,341

Effective September 30, 2015, the Company entered into a series of lending agreements with a new primary lender which include agreements for a $3.25 million term loan and a $3.5 million revolving credit facility.  These lending agreements replaced similar borrowings under agreements with the Company’s former primary lender.

The $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018.  Accordingly, the outstanding term loan balance is presented as a current liability in the September 30, 2017 consolidated balance sheet.  The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 3.48% at September 30, 2017.

The $3.5 million revolving line of credit agreement, originally dated September 30, 2015, accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and had an original term of one year.  Effective September 30, 2016, the revolving line of credit agreement was extended under similar terms to April 30, 2018.  As of September 30, 2017, there were no outstanding borrowings on the revolving line of credit.  In October 2017, the Company borrowed $500,000 under the revolving line of credit.

Borrowings under the lending agreements are secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company's Chief Executive Officer, and by a mortgage on the real estate of the Company's headquarters.

The lending agreements include quarterly financial covenants requiring the Company to maintain net tangible worth of not less than $9.5 million, and  i) a cumulative minimum EBITDA requirement of $600,000 and $800,000 for the fiscal periods ending September 30, 2017 and December 31, 2017, respectively; and  ii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

As defined, EBITDA equals the Company's consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender.  At September 30, 2017, the Company was in compliance with its loan covenant requirements.

The Company anticipates it will be able to refinance its term loan and renew its revolving line of credit with its current lender prior to the respective maturity dates of each agreement; however, there can be no assurance that the Company will be successful in refinancing its outstanding loan balances prior to maturity.  Company management believes that the Company's cash on hand and its ability, if necessary, to borrow a significant portion of or liquidate the cash surrender value of the Company's key-man life insurance policy, will be sufficient to meet the Company's working capital requirements and debt service requirements for the next twelve months.

Note 5--	Taxes

The interim financial statement provision (benefit) for income taxes is different from the amounts computed by applying the
United States federal statutory income tax rate of 34%. In summary, the reasons for these differences are as follows:

	Nine months ended September 30
	2017	2016

Income taxes (benefit) at U.S. statutory rate	$(98,000)	$(293,000)
Change in valuation allowance	201,000	363,000
State income taxes, net of federal benefit	11,000	20,000
Higher / (lower) effective taxes on earnings/losses in certain foreign countries	(103,000)	(50,000)
Foreign corporate income taxes	28,000	66,000
Other, net	(11,000)	(71,000)

	$28,000	$35,000

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

From a U.S. tax perspective, for the nine months ended September 30, 2017, the Company increased its valuation allowance for the portion of federal and state net operating losses it estimates to generate in 2017.

One of the Company's foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006.  The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it is not liable to pay the majority of the alleged tax deficiencies.  As of December 31, 2010, management estimated and reserved approximately $185,000 in taxes and interest for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income.  In 2011, the Company made good faith deposits to the local tax authority under the tax agency's administrative judicial resolution process.  As of September 30, 2017 and December 31, 2016, management's estimated reserve (net of deposits) for this matter is approximately $171,000 and $158,000, respectively.  There has been no change in this matter during the first nine months of 2017.

Note 6--	Restructuring Activities - 2016

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

Note 7--	Recent Accounting Standards

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

Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing U.S. GAAP revenue recognition guidance and will be adopted by the Company, when required, on January 1, 2018.  The new standard permits the use of either the retrospective or modified retrospective transition method.  The Company anticipates selecting the modified retrospective method.  The Company's primary source of revenue is from the sale of nutritional products to the Company's independent distributors whereby revenue is currently recognized when product is shipped and risk of loss has passed to the customer.  Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to nutritional products sales will remain materially consistent with its current practice.  Based on the evaluation completed to date, the Company has identified membership fee-type revenue as an area that will be affected by the new standard resulting in, upon adoption on January 1, 2018, an estimated reduction to retained earnings ranging from $350,000 to $400,000; (with such amount subject to final 2017 fiscal year balances).  Overall, the Company continues to finalize its evaluation of the standard's adoption will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which supercedes the existing lease guidance.  This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  The update also expands the required quantitative and qualitative disclosures surrounding leases.  This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted.  The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities not currently recorded in the Company's consolidated financial statements.  The Company is evaluating its transition method and other effects that the new standard on its consolidated financial statements and related disclosures.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 77.8% of worldwide net sales for the nine months ended September 30, 2017 and 78.0% of worldwide net sales for the nine months ended September 30, 2016. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2017, consisted of approximately 34,490 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 15.9% in the three months ended September 30, 2017 compared to the same period in 2016. During the third quarter of 2017 (“Q3 2017”), sales in the United States decreased by 17.5%, and international sales decreased by 9.8% over the prior-year period. International sales, when reported in U.S. dollars, were positively impacted by a weaker U.S. dollar versus most of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 10.6%.

          The following table summarizes net sales by geographic market for the three months ended September 30, 2017 and 2016.

	Three months ended September 30,
	2017		2016		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$7,082	78.1%	$8,581	79.6%	$(1,499)	(17.5)%
Australia/New Zealand	224	2.5	242	2.2	(18)	(7.4)
Canada	200	2.2	250	2.3	(50)	(20.0)
Mexico	105	1.2	119	1.1	(14)	(11.8)
Europe	891	9.8	1,166	10.8	(275)	(23.6)
Asia	567	6.2	427	4.0	140	32.8
Consolidated total	$9,069	100.0%	$10,785	100.0%	$(1,716)	(15.9)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
	2017		2016		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$24,791	77.8%	$27,191	78.0%	$(2,400)	(8.8)%
Australia/New Zealand	711	2.2	825	2.4	(114)	(13.8)
Canada	681	2.2	799	2.3	(118)	(14.8)
Mexico	352	1.1	419	1.2	(67)	(16.0)
Europe	3,399	10.7	4,344	12.4	(945)	(21.8)
Asia	1,920	6.0	1,297	3.7	623	48.0

Consolidated total	$31,854	100.0%	$34,875	100.0%	$(3,021)	(8.7)%

The following table sets forth, as of September 30, 2017 and 2016, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. In February 2016, we introduced a formal Preferred Customer program in the United States and Canada. As a result, we are including Preferred Customers as part of our Active Distributor count. Preferred Customer programs were previously in place in Europe and other foreign markets. Preferred Customers represent approximately 5,010 and 4,720 of the Active Distributor count as of September 30, 2017 and 2016, respectively.

	September 30, 2017		September 30, 2016		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	23,860	2,750	28,700	4,110	(16.9)%	(33.1)%
Australia/New Zealand	1,180	110	1,580	130	(25.3)	(15.4)
Canada	710	80	890	140	(20.2)	(42.9)
Mexico	730	60	1,010	90	(27.7)	(33.3)
Europe	3,940	440	5,230	520	(24.7)	(15.4)
Asia	4,070	370	3,040	330	33.9	12.1

Consolidated total	34,490	3,810	40,450	5,320	(14.7)%	(28.4)%

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

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 9/30/2017	$7,082	$224	$200	$105	$891	$567	$1,987
Quarter ended 9/30/2016	$8,581	$242	$250	$119	$1,166	$427	$2,204

% change in sales-Q3 2017 vs. Q3 2016:
in USD	-17.5%	-7.4%	-20.0%	-11.8%	-23.6%	32.8%	-9.8%
due to currency fluctuation	-	3.1%	3.8%	6.7%	3.1%	-10.2%	0.8%
Sales in local currency (non-GAAP)	-17.5%	-10.5%	-23.8%	-18.5%	-26.7%	43.0%	-10.6%

# of new distributors-Q3 2017 (1)	1,066	33	32	66	313	722	1,166
# of new distributors-Q3 2016 (1)	1,437	66	34	94	394	377	965
% change	-25.8%	-50.0%	-5.9%	-29.8%	-20.6%	91.5%	20.8%

# of new Master Affiliates-Q3 2017	112	1	3	5	18	26	53
# of new Master Affiliates-Q3 2016	129	6	5	3	26	17	57
% change	-13.2%	-83.3%	-40.0%	66.7%	-30.8%	52.9%	-7.0%

# of Product orders-Q3 2017	30,681	1,375	693	766	3,079	6,810	12,723
# of Product orders-Q3 2016	35,824	1,557	891	868	4,480	3,334	11,130
% change	-14.4%	-11.7%	-22.2%	-11.8%	-31.3%	104.3%	14.3%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
YTD ended 9/30/2017	$24,791	$711	$681	$352	$3,399	$1,920	$7,063
YTD ended 9/30/2016	$27,191	$825	$799	$419	$4,344	$1,297	$7,684

% change in sales-YTD 2017 vs. YTD 2016:
in USD	-8.8%	-13.8%	-14.8%	-16.0%	-21.8%	48.0%	-8.1%
due to currency fluctuation	-	2.8%	0.8%	-2.2%	-7.2%	-10.1%	-5.5%
Sales in local currency (non-GAAP)	-8.8%	-16.6%	-15.6%	-13.8%	-14.6%	58.1%	-2.6%

# of new distributors-YTD 2017 (2)	3,661	138	117	205	1,308	2,111	3,879
# of new distributors-YTD 2016	4,442	266	111	321	1,639	1,240	3,577
% change	-17.6%	-48.1%	5.4%	-36.1%	-20.2%	70.2%	8.4%

# of new Master Affiliates-YTD 2017	406	6	8	13	92	184	303
# of new Master Affiliates-YTD 2016	626	27	18	16	122	97	280
% change	-35.1%	-77.8%	-55.6%	-18.8%	-24.6%	89.7%	8.2%

# of Product orders-YTD 2017	97,413	4,266	2,334	2,561	12,359	19,692	41,212
# of Product orders-YTD 2016	110,871	5,253	2,827	2,863	16,304	9,064	36,311
% change	-12.1%	-18.8%	-17.4%	-10.5%	-24.2%	117.3%	13.5%

(1)	The new distributor totals for Q3 2017 and Q3 2016 include 815 and 810, respectively, of new worldwide preferred customers.
(2)	The new distributor totals for YTD 2017 and YTD 2016 include 2,798 and 2,573, respectively, of new worldwide preferred customers.

United States

●

Net sales declined in the United States in Q3 2017 compared to the prior-year quarter, as new distributor/preferred customer enrollments declined. Additionally, net sales of the new Fit3 products declined in Q3 2017 compared to the net sales when launched in the first quarter of 2017 (“Q1 2017”).

●

In February 2017, we launched Fit3TM, a new fitness and weight loss program. Net sales of the Fit3 product line represented 10.1% of net U.S. sales in Q1 2017; however, net sales have declined and only represented 4.3% of net sales in the U.S. in Q3 2017.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 16.8% and 13.9% of net sales in the United States, respectively, in Q3 2017. Reliv NOW and LunaRich X represented 17.7% and 15.6%, respectively, of net sales in the United States in the prior-year quarter.

●	For the nine months ended September 30, 2017 (“YTD 2017”), net sales in the U.S. declined by 8.8% for the same reasons as the decline in the Q3 2017 sales.
●

Sales of Reliv Now and LunaRich X represented 16.4% and 13.5%, respectively, of YTD 2017 net sales in the United States. Sales of the Fit3 product line represented 6.9% of net sales in the United States for the YTD 2017 period.

●	Distributor/preferred customer enrollments decreased by 25.8% and new Master Affiliate qualifications decreased by 13.2% in Q3 2017 compared to the prior year quarter.
●

Distributor retention was 70.0% for the twelve month period ended September 30, 2017 compared to 66.9% for all of 2016. Distributor retention is determined by the percentage of active distributors from 2016 that renewed their distributorships in 2017.

●

Our average order size in Q3 2017 decreased by 5.1% to $312 at suggested retail value compared to the prior-year quarter. The number of product orders decreased by 14.4% in Q3 2017 compared to the prior year quarter for the same reasons as the overall decrease in sales.

International Operations

●

The average foreign exchange rate for the U.S. dollar for YTD 2017 was stronger versus the British pound, Philippine peso, and Mexican peso when compared with the average exchange rates for the same period in 2016. The average exchange rates for the Australian, New Zealand, and Canadian dollars increased versus the U.S. dollar in YTD 2017.

●

We continue to review prices and margins in all of our international markets and have increased prices in nearly all foreign markets during 2017. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.

●

Australia/New Zealand and Canadian net sales in Q3 2017 decreased by 10.5% and 23.8%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market.

●

Net sales in Mexico decreased by 18.5% in local currency in Q3 2017 compared to the prior-year quarter. Sales decreased as new distributor enrollments and the number of product orders in Q3 2017 declined by 29.8% and 11.8%, respectively.

●

Net sales in Europe decreased by 26.7% in local currency in Q3 2017 compared to the prior-year quarter. Distributor activity declined both in the form of new distributor and preferred customer enrollments and in new Master Affiliate qualifications in the region.

●

Sales in Asia increased by 43.0% in local currency in Q3 2017 compared to the prior-year quarter led by strong sales growth in the Philippines. Local currency sales in the Philippines improved 48.8% in Q3 2017 as all measures of distributor activity showed strong increases in the market. Regional incentive promotions and local sales campaigns involving our NOW for Kids nutritional product continue to show good success.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2017 and 2016. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Three months ended
	September 30, 2017		September 30, 2016
	Amount	% of net sales	Amount	% of net sales

Net sales	$9,069	100.0%	$10,785	100.0%
Costs and expenses:
Cost of products sold	1,950	21.5	2,215	20.5
Distributor royalties and commissions	3,199	35.3	3,800	35.3
Selling, general and administrative	4,254	46.9	4,737	43.9

Income (loss) from operations	(334)	(3.7)	33	0.3
Interest income	25	0.3	26	0.2
Interest expense	(27)	(0.3)	(29)	(0.3)
Other income (expense)	(4)	(0.1)	42	0.4

Income (loss) before income taxes	(340)	(3.8)	72	0.6
Benefit for income taxes	(21)	(0.3)	(62)	(0.6)

Net income (loss)	$(319)	(3.5)%	$134	1.2%

Earnings (loss) per common share- Basic and Diluted(1)	$(0.17)		$0.07

	Nine months ended
	September 30, 2017		September 30, 2016
	Amount	% of net sales	Amount	% of net sales

Net sales	$31,854	100.0%	$34,875	100.0%
Costs and expenses:
Cost of products sold	7,114	22.3	7,729	22.2
Distributor royalties and commissions	11,253	35.3	12,345	35.4
Selling, general and administrative	13,812	43.4	15,888	45.5

Loss from operations	(325)	(1.0)	(1,087)	(3.1)
Interest income	77	0.2	81	0.2
Interest expense	(79)	(0.2)	(82)	(0.2)
Other income	40	0.1	226	0.6

Loss before income taxes	(287)	(0.9)	(862)	(2.5)
Provision for income taxes	28	0.1	35	0.1

Net loss	$(315)	(1.0)%	$(897)	(2.6)%

Loss per common share- Basic and Diluted(1)	$(0.17)		$(0.49)

(1)	The three- and nine-month per share amounts for 2016 have been adjusted for the 1-for-7 reverse stock split effective on October 4, 2016.

Cost of Products Sold:

●

The cost of products sold as a percentage of net sales in Q3 2017 increased by 1.0% compared to the prior-year period, and for YTD 2017, the percentage increased very slightly compared to the prior-year period. For Q3 2017, the cost of products sold was negatively impacted by a free shipping promotion in the U.S. and by slightly lower plant utilization.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q3 2017 and YTD 2017 remained relatively steady compared to the prior-year periods. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales.

Selling, General and Administrative Expenses:

●	Selling, general and administrative expenses declined by $484,000 in Q3 2017 and declined by $2.08 million in YTD 2017 compared to the prior-year periods.
●

Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $887,000 in YTD 2017, compared to the prior-year period. Total compensation expense decreased as the result of continued headcount reductions in the United States through attrition and a worldwide workforce reduction that took place in May 2016.

●	Sales and marketing expenses decreased by $624,000 in YTD 2017 vs. the prior-year period. Significant components of decrease include:
o

Conference and other corporate-sponsored distributor meeting expenses decreased by $280,000 as we have reduced the quantity of corporate-sponsored events and the cost of our major distributor conference.

o	Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales decreased by $308,000.
●	Other general and administrative expenses decreased by $543,000 in YTD 2017 versus the prior-year period.
o	Research & development expenses, along with other foreign product compliance requirements decreased by $241,000 in YTD 2017 compared to the prior-year period.
o	Other significant decreases from YTD 2017 vs. YTD 2016 include:
■	Consulting, legal, and accounting fees decreased by $119,000.
■	Utility expenses decreased by $33,000.
■	Computer software maintenance expenses decreased by $55,000.
■	Shareholder communication and other SEC-related expenses decreased by $62,000.
o	Offsetting increases include an increase in directors’ fees of $52,000.

Other Income/Expense:

●	The other income in YTD 2017 and YTD 2016 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes:

●	We reported an income tax expense of $28,000 for YTD 2017.
●

See Note 5 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Income/Loss:

●

We reported a net loss of $319,000 in Q3 2017 compared to net income of $134,000 in the prior-year quarter. For YTD 2017, we reported a net loss of $315,000 compared to a net loss of $897,000 in the prior year-to-date period. The results from operations were significantly impacted by the decrease in net sales of 15.9% in Q3 2017 vs. Q3 2016, partially offset by lower expenses as the result of the continuing impact of the reduction in selling, general and administrative expenses from last year’s cost reduction initiative.

Liquidity and Capital Resources

During the first nine months of 2017, we used $593,000 of net cash from operating activities, $336,000 was used in investing activities, and we used $282,000 in financing activities. This compares to $763,000 of net cash provided by operating activities, $59,000 provided by investing activities, and $904,000 used in financing activities in the same period of 2016. Cash and cash equivalents decreased by $1.14 million to $2.47 million as of September 30, 2017 compared to December 31, 2016.

Significant changes in working capital items consisted of an increase in inventory of $313,000, and a decrease in accounts payable, accrued expenses, and other noncurrent liabilities of $633,000 in the first nine months of 2017. The increase in inventory is the result of the timing of production and shortfall of sales compared to forecast, and the decrease in accounts payable/accrued expenses is the result of reduced accrued distributor commissions related to the decline in sales in September 2017 and reduced trade payables as of September 30, 2017 compared to December 31, 2016.

Investing activities during the first nine months of 2017 consisted of an investment of $430,000 for capital expenditures, offset by payments received on a distributor note receivable of $81,000 and proceeds from the sale of equipment for $13,000. Financing activities during the first nine months of 2017 consisted of principal payments of $282,000 on long-term borrowings.

Stockholders’ equity decreased to $14.8 million at September 30, 2017 compared to $14.9 million at December 31, 2016. The decrease is due to our net loss during the first nine months of 2017 of $315,000 offset by a favorable adjustment in foreign currency translation of $134,000. Our working capital balance was $1.80 million at September 30, 2017 compared to $4.31 million at December 31, 2016. The current ratio at September 30, 2017 was 1.29 compared to 1.93 at December 31, 2016. The decrease in our working capital is primarily due to the classification of our long-term debt as a current liability as the maturity of the term loan is within one year.

Our $3.25 million term loan has a term of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 3.48% at September 30, 2017.

Our $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of April 30, 2018. As of September 30, 2017, there were no outstanding borrowings on the revolving line of credit. In October 2017, we borrowed $500,000 under the revolving line of credit.

Borrowings under the new lending agreements are secured by all our tangible and intangible assets, a whole life insurance policy on the life of our Chief Executive Officer, and by a mortgage on the real estate of our headquarters.

The lending agreements include quarterly covenants requiring us to maintain net tangible worth of not less than $9.5 million, and i) a cumulative minimum EBITDA requirement of $600,000 and $800,000 for the fiscal periods ending September 30, 2017 and December 31, 2017, respectively; and ii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

As defined, EBITDA means our consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender. At September 30, 2017, we were in compliance with all applicable covenants.

We anticipate that we will be able to refinance our term loan and renew our revolving line of credit with our current lender prior to the respective maturity dates of each agreement; however, there can be no assurance that we will be able to do so. Management believes that the cash on hand and our ability, if necessary, to borrow a significant portion of or liquidate the cash surrender value of our key-man life insurance policy, will be sufficient to meet our working capital requirements and debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017. Our critical accounting policies remain unchanged as of September 30, 2017.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: November 14, 2017

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 14, 2017