Form 10-K
period 2017-12-31
RELIV INTERNATIONAL INC
filed 2018-03-29
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Based upon the closing price of $8.78 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9.9 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 19, 2018 was 1,845,160 (excluding treasury shares).

Documents Incorporated by Reference

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2018, which is expected to be filed no later than 120 days after December 31, 2017	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 2	Properties	17
Item No. 3	Legal Proceedings	17

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item No. 8	Financial Statements and Supplementary Data	28
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item No. 9A	Controls and Procedures	28
Item No. 9B	Other Information	28

Part III

Item No. 10	Directors, Executive Officers and Corporate Governance	29
Item No. 11	Executive Compensation	29
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item No. 13	Certain Relationships and Related Transactions, and Director Independence	29
Item No. 14	Principal Accounting Fees and Services	29

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	29

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

We currently offer 18 nutritional supplements, and our product offering has selectively evolved over our history. Our core line of nutritional supplements which represented 59.3% of net sales for the year ended December 31, 2017, included the following five products:

•	Reliv Classic and Reliv NOW — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, protein and herbs
•	Innergize! — an isotonic sports supplement in two flavors
•	FibRestore — a high-fiber and antioxidant supplement
•	LunaRich X — a soy concentrate with elevated levels of lunasin, in capsule form

Following the introduction of our LunaRich X capsules in 2013, we experienced a gradual shift in our product sales mix reflecting an increasing emphasis on Reliv NOW and LunaRich X capsules. For the year ended December 31, 2017, Reliv NOW constituted 21.1% of net product sales, and LunaRich X capsules represented 15.9%. The combination of Reliv NOW and LunaRich X capsules have increasingly become the focus of our product strategy. As a result of this strategy, we offer a Super Pack product kit that contains four cans of Reliv NOW and four bottles of LunaRich X each containing 60 capsules. We also offer a Super Pack kit with Reliv Classic instead of Reliv NOW. The Super Pack was designed as a simple, focused approach that capitalizes on our most popular products and provides an entry point at a 25% discount for new distributors who want to build a business.

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

We periodically refine our products and introduce related new products and product categories. Our internal research and development team has developed most of our products, and we hold U.S. patents on five of these products —ReversAge, GlucAffect, ProVantage, 24K and CardioSentials. We also own several U.S. and international patents and patent applications related to lunasin through our acquisition of the lunasin technology in September 2016.

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Canada, France, Germany, Indonesia, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2017, our network consisted of approximately 33,620 distributors and preferred customers —23,050 in the United States and 10,570 across our international markets.

We manufacture nearly all of our powdered nutritional supplements and all of our encapsulated products at our facility in Chesterfield, Missouri. We believe our ability to formulate and manufacture our own nutritional supplements enables us to produce our products efficiently while maintaining our high standards of quality assurance and proprietary product composition.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $41.1 billion U.S. nutritional supplement market which is up 5.9% from the prior year. This is part of the broader $140 billion U.S. nutrition industry according to data published by the Nutrition Business Journal, or NBJ, and an estimated $320.0 billion global nutrition industry, also according to the NBJ. Additionally, more than 170 million Americans, or 76% of all U.S. adults, take dietary supplements annually according to the Council for Responsible Nutrition, an increase of 5 percentage points from 2016.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

●

Aging Population: The older population (persons 65 years or older) numbered 47.8 million in 2015 according to latest information from the Department of Health and Human Services. This population segment grew 1.6 million from 2014 and they represented 14.9% of the U.S. population, or about one in every seven Americans. By 2060, there will be approximately 98.2 million older persons, nearly one in four U.S. residents. Recent data from the Council for Responsible Nutrition shows that 80% of adults aged 55 and over take dietary supplements. This is up from 74% in 2016. We believe this ever-growing population, living longer lives than in previous decades, will continue to focus on their nutritional needs as they age.

●

Rising Healthcare Costs and Commitment to Health: The cost of healthcare in the United States is projected to have grown 4.6% in 2017, up slightly from 4.3% growth in 2016, according to the Centers for Medicare and Medicaid Services (CMS). In 2015, U.S. healthcare spending reached $3.3 trillion or $10,348 per person. As reported from Frost and Sullivan, approximately 75% of total U.S. health care expenditures are spent on preventable health issues. Many studies have demonstrated that dietary supplements have a positive effect on reducing the potential for health issues and consumers are reacting to this by taking charge of their personal health. In a recent survey conducted by Harris Poll, taking vitamins was one of the top five responses from participants wanting to improve health and wellness habits. We believe more consumers will seek the use of nutritional supplements to maintain quality of life as well as reduce medical costs.

●

Continued Focus on Weight Management: According to a report published by The State of Obesity in September 2016, nearly 38%, or more than one-third of U.S. men and women were obese, as were almost 17% of U.S. children. It is estimated that 86.3% of Americans will be overweight or obese by 2030. Health care costs related to obesity currently account for almost 21% of U.S. health care costs according to a report by Cornell University and are expected to grow to as much as $956.9 billion by 2030. Being overweight is linked to more than 90 chronic diseases and can lead to more serious health concerns such as diabetes, heart disease and other chronic illnesses. According to a May 2016 report from Technavio, the global weight loss supplement market via direct selling was valued at $624.9 million in 2015 and North America accounted for more than one-third of those sales. Bearing these facts in mind, we believe that there will be a continual need not only for weight loss products but also for wellness products.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Global Holdings, Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2016 global direct selling market (for all product categories) was estimated to be $182.6 billion, an increase from $179.1 billion in 2015. The WFDSA estimates that the number of individuals engaged in direct selling has nearly tripled between 1999 and 2016, from 35.9 million sellers to 107.3 million in 2016. The United States had 20.5 million direct sellers in 2016, the most of any country. Globally, wellness products came in as the top selling category, the second year in a row that it has come in ahead of cosmetics and personal care.

While the United States is currently the largest direct selling market with $35.5 billion in annual sales in 2016, international markets account for 81% of the entire industry, according to the WFDSA. Twenty-four countries (including the United States) have annual direct sales revenue of at least $1 billion and another twenty-nine have annual direct sales revenue of at least $100 million, according to the WFDSA.

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

In-House Development and Production. We utilize nutrition science as the basis for product formulation. We maintain an ongoing research and development effort led by Carl W. Hastings, Ph.D., our Chief Scientific Officer and Vice Chairman. Since 1993, we have manufactured substantially all of our nutritional products at our facility in Chesterfield, Missouri. In 2015, we installed an encapsulator and bottling line to produce our encapsulated products, and in 2017, we installed a canister line to produce our Active product and potentially other products as we transition our product packaging from cardboard cans to plastic canisters. We outsource production of our ready-to-drink product, 24K. We believe our ability to formulate and manufacture nearly all of our nutritional supplement products enables us to maintain our high standards of quality assurance and proprietary product composition.

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

Experienced and Incentivized Management Team. Our management team is led by our founder, Robert L. Montgomery, who has been our Chief Executive Officer since the inception of our company in 1985. Our executive officers have been employed by our company for an average of 22 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 19, 2018, our directors and executive officers beneficially own approximately 39.1% of our common stock.

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

Expand and Improve our Manufacturing and Distribution Capabilities. We currently manufacture all of our powdered nutritional supplements and our encapsulated products at our facility in Chesterfield, Missouri. This allows us to precisely control product composition and quality assurance as well as better manage inventory levels. Periodically, we make appropriate investments that enhance our manufacturing capabilities and capacity to further leverage our existing facilities and trained production staff. In mid-2017, we installed a canister line in our facilities to produce Active and allow us the option to transition the packaging of our other products to a plastic canister. In the second half of 2014, we purchased and installed an encapsulation production line. We expect to continue to make appropriate investments in our manufacturing and fulfillment facilities.

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

We currently offer 18 nutritional supplements. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv NOW, Innergize!, and FibRestore — along with LunaRich X capsules to be our primary or “core” products.

The following table summarizes our product categories as of December 31, 2017. The net sales figures are for the year ended December 31, 2017:

Product Category	Product Name	% of 2017 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv NOW	18.8	1988
	Reliv Classic	9.9	1988
	NOW for Kids	5.3	2000

Specific Wellness	FibRestore	9.2	1993
	Arthaffect	6.7	1996
	ReversAge	3.6	2000
	SoySentials	1.4	1998
	CardioSentials	1.6	2005
	GlucAffect	1.0	2008
	24K	1.6	2011
	LunaRich X capsules	14.2	2013

Weight Management	Fit3 product line	4.7	2017
	Meal Replacements(2)	0.3	Various
	Cellebrate	0.4	1995

Sports Nutrition	Innergize!	7.3	1991
	ProVantage	3.3	1997

______________________

(1)

This table does not include net sales for the year ended December 31, 2017 related to freight and handling and sales of marketing materials, which represented approximately 10.7% of net sales for the year ended December 31, 2017.

(2)

Since its introduction in February 2007, our Slimplicity Meal Replacement formula has replaced Reliv Ultrim-Plus (available since 1988) in all but our Canadian and Mexican markets. Upon introduction of our Slimplicity products in a particular market, our Reliv Ultrim-Plus line was discontinued in that market. In October 2013, Reliv ReShape was launched in our Australian and New Zealand markets, at which time Slimsimply was discontinued in those markets. With the launch of our Fit3 program and products in February 2017, we discontinued Slimplicity.

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

•      Arthaffect is a nutritional supplement containing Arthred, a form of hydrolyzed collagen protein, which is clinically reported to support healthy joint function. The product is available in the United States, Australia, New Zealand, Mexico, the Philippines, Malaysia, Singapore, and Canada. The product is marketed as A-Affect in Australia, New Zealand and Canada due to local product regulations.

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

•      LunaRich X is a nutritional supplement available in capsule form and comes in a bottle of 60 or 120 capsules. LunaRich X is a soy concentrate with elevated levels of bioactive lunasin, a soy peptide shown to have heart health and wellness benefits. LunaRich X is currently available in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Austria, the Netherlands, Indonesia, the Philippines, Singapore and New Zealand. The product is marketed as LunaRich C in Germany, Austria, the United Kingdom, France, the Netherlands and Ireland due to local regulations.

Weight Management Supplements

                Our five weight management supplements combine advanced weight loss promoting complexes with scientifically balanced nutrition and protein for muscle development and toning. Our ingredients are designed to work together, along with proper diet and exercise, to turn unwanted fat into energy without sacrificing muscle mass.

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

•      Reliv Ultrim-Plus is designed as a meal replacement (for a maximum of two meals per day) for use in a weight loss program.  Reliv Ultrim-Plus is sold only in Mexico.

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

For the years ended December 31, 2017 and 2016, our research and development expenses were $488,000 and $694,000, respectively.

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

In each country in which we conduct business, distributors operate under a compensation system pursuant to which distributors generally are compensated based on their sales volumes. On the basis of sales volume or commission volume, distributors may achieve the following successive levels of achievement and compensation:

Designation	Discount
Retail Distributor(1)	10%
Affiliate	25%
Key Affiliate	30%
Senior Affiliate	35%
Master Affiliate	40% (2)
Director	40% (2)
Key Director	40% (2)
Senior Director	40% (2)
Master Director/Ambassador	40% (2)
Presidential Director/Ambassador	40% (2)

______________________

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

Our sponsorship generally includes the following:

•	During 2017, we sponsored numerous special events in cities across all of our markets led by corporate executives and/or experienced Ambassadors;

•	For the key markets in which we operate, we sponsor our annual conference for distributors; and

•	In the United States during 2017, we sponsored an annual International Conference in the summer for U.S. distributors.

During 2017, we invested approximately $1.25 million in training, conferences and promotional events for our distributors worldwide compared with $1.59 million in 2016.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 14 other countries around the world. We have sold products in the United States since 1988 and our first product outside of the United States in 1991 when we entered Australia. In 2017, approximately 22.3% of our net sales were generated outside of the United States.

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

______________________

(1)      Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 42.8% of our domestic net sales in 2017 in California, Pennsylvania, Illinois, Michigan, Texas, Ohio, and Florida, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2017, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ Europe, Reliv’ Philippines, Reliv’ Malaysia, Reliv’ Singapore, and PT Reliv’ Indonesia. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to now include 126,000 square feet of total space. At this facility, we manufacture all of our powdered nutritional supplements and encapsulated products for distribution both domestically and internationally. Currently, our 24K product is manufactured by a third party. In 2017, we installed a canister production line to produce Active and any other products we determine to produce in a plastic canister versus our traditional cardboard can.

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

Fulfillment

Distributors and their customers order product in either case lots or individual units of each product and pay for the goods prior to shipment. We also have a preferred customer plan that allows these customers to purchase product at a 10% discount for an annual enrollment fee of $10. We also offer a monthly or quarterly autoship program for distributors and customers. Product is shipped directly to the distributor or customer and upline distributors earn wholesale profits or, if applicable, a commission on all sales.

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors and customers upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Guadalajara, Mexico; Redditch (Birmingham), England; Makati (Manila), Philippines; Subang Jaya (Kuala Lumpur), Malaysia; Singapore; and Jakarta, Indonesia. With the exception of our Canada, New Zealand, and Singapore subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland, France, Germany, Austria, and the Netherlands order and receive product from our UK-based subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.25% and 0.20% of net sales in 2017 and 2016, respectively.

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

Currently, we have 14 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 12 of our 18 nutritional products. Reliv NOW for Kids, LunaRich X, ReShape, Active, Burn and Purify are not registered with the USPTO. Cellebrate and Slimplicity trademarks have been abandoned due to their discontinuance. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer network marketing opportunities. We consider our trademarks to be an important asset of our business.

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

Competition

The business of developing and distributing nutritional products such as those we offer is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other network marketing companies, for distributors. Our competitors include both network marketing companies such as Alticor Global Holdings, Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Mannatech, Inc., Nature’s Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as specialty and mass retail establishments. Our ability to remain competitive depends on the underlying science and high quality of our products and our success in recruiting and retaining distributors. The pool of individuals interested in network marketing tends to be limited in each market and may be reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. We believe that we offer a rewarding compensation plan with attractive financial benefits to compete for the time, attention and commitment of distributors. Our compensation plan is seamless, permitting international expansion.

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

Employees

As of December 31, 2017, we and all of our subsidiaries had approximately 160 full-time employees compared with 161 such employees at the end of 2016.

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

The following table summarizes information related to our worldwide facilities as of March 19, 2018:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/call center	1,000	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Guadalajara, Mexico	central office/warehouse/call center	2,300	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	4,000	Leased
Redditch (Birmingham), England, UK	central office/ warehouse/distribution	11,500	Leased
Subang Jaya (Kuala Lumpur), Malaysia	central office/call center	900	Leased
Jakarta, Indonesia	central office/ warehouse/distribution	1,100	Leased

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

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2017 and 2016. We executed a one-for-seven (1:7) reverse stock split on our common stock, effective when the market opened on October 4, 2016. All stock prices prior to that date have been adjusted for the effect of the reverse split for purposes of this table.

	High	Low	Dividend

Year Ending December 31, 2017
Fourth Quarter	$8.44	$3.72	$-
Third Quarter	13.77	6.22	-
Second Quarter	9.00	5.18	-
First Quarter	8.87	4.13	-

Year Ending December 31, 2016
Fourth Quarter	$12.53	$3.84	$-
Third Quarter	7.91	3.85	-
Second Quarter	6.02	3.57	-
First Quarter	7.14	3.43	-

As of March 19, 2018, there were approximately 856 holders of record of our common stock and an additional 2,215 beneficial owners, including shares of common stock held in street name.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 77.7% of worldwide net sales for the year ended December 31, 2017 compared to approximately 78.2% for the year ended December 31, 2016. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2017, consisted of approximately 33,620 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

 Net sales decreased by 8.2% worldwide, as net sales in the United States decreased by 8.8% in the year ended December 31, 2017 compared with 2016. During 2017, our international net sales decreased by 6.1% over the prior year with 3.4% of the decline due to the impact of foreign currency fluctuation as the result of a stronger U.S. dollar in certain markets. Net sales in Europe, our largest foreign market, decreased by 16.6% in 2017 compared to the prior year, with 4.3% of the decline due to the impact of foreign currency fluctuation. Sales in Asia increased by 39.7% in 2017 compared to the prior year.

The following table summarizes net sales by geographic market for the years ended December 31, 2017 and 2016.

Net Sales by Market	Year Ended December 31,
(in thousands)	2017		2016		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$32,475	77.7%	$35,592	78.2%	$(3,117)	(8.8)%
Australia/New Zealand	923	2.2	1,079	2.4	(156)	(14.5)
Canada	915	2.2	1,065	2.3	(150)	(14.1)
Mexico	445	1.0	530	1.2	(85)	(16.0)
Europe	4,578	11.0	5,491	12.0	(913)	(16.6)
Asia	2,453	5.9	1,756	3.9	697	39.7
Consolidated total	$41,789	100.0%	$45,513	100.0%	$(3,724)	(8.2)%

The following table sets forth, as of December 31, 2017 and 2016, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. In February 2016, we introduced a formal Preferred Customer program in the United States and Canada. As a result, we are including Preferred Customers as part of our Active Distributor count. Preferred Customer programs were previously in place in Europe and other foreign markets. Preferred Customers represent approximately 4,990 and 5,050 of the Active Distributor count as of December 31, 2017 and 2016, respectively. The significant majority of these Preferred Customers are in Europe.

Active Distributors/Master	December 31, 2017		December 31, 2016		% Change
Affiliates by Market	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	23,050	2,820	27,220	4,080	(15.3)%	(30.9)%
Australia/New Zealand	1,100	110	1,530	130	(28.1)	(15.4)
Canada	660	90	840	150	(21.4)	(40.0)
Mexico	710	60	940	90	(24.5)	(33.3)
Europe	3,800	450	4,860	530	(21.8)	(15.1)
Asia	4,300	380	3,090	340	39.2	11.8
Consolidated total	33,620	3,910	38,480	5,320	(12.6)%	(26.5)%

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

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Year ended 12/31/2017	$32,475	$923	$915	$445	$4,578	$2,453	$9,314
Year ended 12/31/2016	$35,592	$1,079	$1,065	$530	$5,491	$1,756	$9,921

% change in sales-2017 vs. 2016:
Change in GAAP sales in USD	-8.8%	-14.5%	-14.1%	-16.0%	-16.6%	39.7%	-6.1%
Due to currency fluctuation	-	2.4%	1.8%	-1.0%	-4.3%	-8.2%	-3.4%
Sales in local currency (non-GAAP)	-8.8%	-16.9%	-15.9%	-15.0%	-12.3%	47.9%	-2.7%

# of new distributors-2017(1)	4,667	168	145	271	1,646	2,632	4,862
# of new distributors-2016(1)	5,553	370	165	389	2,110	1,720	4,754
% change	-16.0%	-54.6%	-12.1%	-30.3%	-22.0%	53.0%	2.3%

# of new Master Affiliates-2017	534	8	15	15	108	215	361
# of new Master Affiliates-2016	747	28	22	20	152	129	351
% change	-28.5%	-71.4%	-31.8%	-25.0%	-28.9%	66.7%	2.8%

# of Product orders-2017	125,648	5,537	3,060	3,235	16,246	25,926	54,004
# of Product orders-2016	145,172	6,846	3,716	3,698	20,850	12,937	48,047
% change	-13.4%	-19.1%	-17.7%	-12.5%	-22.1%	100.4%	12.4%

(1) The new distributor totals for 2017 and 2016 include 3,587 and 3,510, respectively, new worldwide preferred customers.

United States

●

Net sales in the United States declined in 2017 compared to the prior-year period as new distributor/preferred customer enrollments declined. Additionally, new Master Affiliate qualifications and requalification of existing Master Affiliates declined.

●

In February 2017, we launched Fit3™, a new fitness and weight loss program. Net sales of the Fit3 product line represented 6.1% of net U.S. sales in 2017; however, net sales have declined since its introductory period and only represented 3.4% of net sales in the U.S. in Q4 2017.

●

Effective November 1, 2017, we increased suggested retail prices in the United States and Canada by an average of 4.5%, but we offered incentives on the shipping and handling charge on large orders, such as orders to qualify as a Master Affiliate.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 16.7% and 13.5% of net sales in the United States, respectively, in 2017. Reliv NOW and LunaRich X represented 18.0% and 15.4%, respectively, of net sales in the United States in the prior year.

●

Distributor/preferred customer enrollments decreased by 16.0% in 2017 compared to the prior year and distributor retention was 71.5% in 2017 compared to 66.9% for 2016. Distributor retention is determined by the percentage of active distributors from 2016 that renewed their distributorships in 2017.

●

New Master Affiliate qualifications decreased by 28.5% in 2017 compared to the prior year, and Master Affiliate retention dropped to 56.0% in 2017 compared to 70.3% in 2016. Master Affiliate retention is defined by the percentage of Master Affiliates as of end of 2016 that requalified their distributorships as Master Affiliates during 2017. Our Master Affiliate count and new Master Affiliate qualifications have been negatively impacted by the increased business volume requirements in February 2016 to reach the Master Affiliate level.

●

Our average order size in 2017 increased by 4.0% to $355 at suggested retail value compared to the prior year. However, the number of product orders decreased by 13.4% in 2017 compared to the prior year for the same reasons as the overall decrease in sales.

International Operations

●

The average foreign exchange rate for the U.S. dollar for 2017 was stronger versus the British pound, Philippine peso, and Mexican peso when compared with the average exchange rates for 2016. The average exchange rates for the Australian, New Zealand, and Canadian dollars increased versus the U.S. dollar in 2017.

●

We continue to review prices and margins in all of our international markets and have increased prices in nearly all foreign markets during 2017. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.

●	Australia/New Zealand net sales in 2017 decreased by 16.9% in local currency compared to 2016 as the result of decreased distributor activity in the market.
●

Net sales in Canada in 2017 decreased by 15.9% in local currency compared to the prior year as a result of decreased distributor activity in the market. New distributor/preferred customers enrollments and new Master Affiliate qualifications decreased by 12.1% and 31.8%, respectively, in 2017, compared to the prior year. New Master Affiliate qualifications continue to be negatively impacted by the increased business volume requirements to reach the Master Affiliate level, similar to the United States. As previously mentioned, we implemented price increases effective November 1, 2017.

●

Net sales in Mexico decreased by 15.0% in local currency in 2017 compared to the prior year. Sales decreased as new distributor enrollments and the number of product orders in 2017 declined by 30.3% and 12.5%, respectively. The Mexican peso strengthened versus the U.S. dollar by the end of 2017 compared to the 2016 year-end exchange rate, but product margins and local market pricing remain a challenge.

●

Net sales in Europe decreased by 12.3% in local currency in 2017 compared to the prior year. Distributor activity declined both in the form of new distributor and preferred customer enrollments and in new Master Affiliate qualifications in the region.

●

Sales in Asia increased by 47.9% in local currency in 2017 compared to the prior year led by strong sales growth in the Philippines. Local currency sales in the Philippines improved 61.2% in 2017 as all measures of distributor activity showed strong increases in the market. Regional incentive promotions and local sales campaigns involving our NOW for Kids nutritional product continue to show good success.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2017 and 2016. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Statement of Operations data
(amounts in thousands)	2017		2016
	Amount	% of net sales	Amount	% of net sales

Net sales	$41,789	100.0%	$45,513	100.0%

Costs and expenses:
Cost of products sold	9,401	22.5	10,024	22.0
Distributor royalties and commissions	14,686	35.1	16,095	35.4
Selling, general and adminstrative	17,885	42.8	20,206	44.4

Loss from operations	(183)	(0.4)	(812)	(1.8)
Interest income	102	0.2	107	0.2
Interest expense	(109)	(0.3)	(107)	(0.2)
Other income	38	0.1	196	0.4

Loss before income taxes	(152)	(0.4)	(616)	(1.4)
Provision for income taxes	545	1.3	9	-

Net loss	$(697)	(1.7)%	$(625)	(1.4)%

Loss per common share-Basic	$(0.38)		$(0.34)
Loss per common share-Diluted	$(0.38)		$(0.34)

Cost of Products Sold:

●

The cost of products sold as a percentage of net sales in 2017 increased by 0.5% compared to the prior-year period. The cost of products sold as a percentage of net sales in 2017 was negatively impacted by lower plant utilization and promotions in the United States that reduced our handling and freight income.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for 2017 decreased by 0.3% of net sales when compared to the prior-year period. Over the course of 2017, we increased the prices of our products in most of our markets, with prices increased in the U.S. and Canada effective November 1, 2017. As part of the price increase, we did not increase the BV of the products. The BV represents the amount per commissionable product that is paid in distributor royalties and commissions. This accounts for the slight decrease in the percentage paid of net sales.

Selling, General and Administrative Expenses:

●	Selling, general and administrative expenses declined by $2.32 million in 2017 compared to the prior-year period.
●

Salaries, salary-related expenses, and incentive compensation decreased in the aggregate by $880,000 in 2017, compared to the prior-year period. Total compensation expense decreased as the result of continued impact of headcount reductions in the United States through attrition and a worldwide workforce reduction that took place in May 2016.

●	Sales and marketing expenses decreased by $706,000 in 2017 compared to 2016. Components of the decrease include:
o	$422,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$321,000 decrease in distributor conferences and meeting expenses as we have reduced the quantity of corporate-sponsored events and the cost of our major distributor conference.
●	Other general and administrative expenses decreased by $693,000 in 2017 as compared to 2016. Significant expense reductions include:
o	Research & development expenses, along with other foreign product compliance requirements decreased by $290,000 in 2017 compared to the prior-year period.
o	Other significant decreases from 2017 vs. 2016 include:
■	Consulting, legal, and accounting fees decreased by $107,000.
■	Utility expenses decreased by $52,000.
■	Computer software maintenance expenses decreased by $66,000.
■	Shareholder communication and other SEC-related expenses decreased by $88,000.
■	Depreciation and amortization expense decreased by $65,000.

Other Income/Expense:

●	The other income in 2017 and 2016 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes:

●	We reported income tax expense of $545,000 for 2017, compared to income tax expense of $9,000 in 2016.
●

During the fourth quarter of 2017, we determined that it was more likely than not that operating results in our European subsidiary would not be sufficient to realize our net operating loss carryforwards. Accordingly, we placed a valuation allowance of $509,000 on our deferred tax asset in that subsidiary.

●

During 2016, we determined that it was more likely than not that Federal and various state net operating losses generated in 2016 and beyond will not be realized based on projections of future taxable income and other considerations. Accordingly, the tax provisions as of December 31, 2017 and 2016 include the impact of recording a valuation allowance of $198,000 and $292,000, respectively, against the losses generated from a U.S. tax perspective.

●

See Note 11 of the Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Income/Loss:

●

For 2017, we reported a net loss of $697,000 compared to a net loss of $625,000 in 2016. The impact of the decline in net sales in the United States and other foreign markets was offset by the reduction in selling, general and administrative expenses in 2017 vs. 2016; however, the impact of the valuation allowance on the European subsidiary’s deferred tax asset resulted in a larger loss in 2017 compared to 2016.

Liquidity and Capital Resources

In 2017, we used $157,000 of net cash in operating activities, $377,000 was used in investing activities, and we generated $136,000 in financing activities. This compares to $1.53 million generated in operating activities, $70,000 used in investing activities, and $1.02 million used in financing activities in 2016. Cash and cash equivalents decreased by $334,000 to $3.27 million as of December 31, 2017 compared to $3.61 million as of December 31, 2016.

Significant changes in working capital items consisted of a decrease in accounts receivable of $105,000, a decrease in prepaid expenses and other current assets of $107,000, and a decrease in accounts payable and accrued expenses of $1.03 million in 2017.  The decrease in accounts receivable is primarily from the decrease in trade accounts receivable from external customers as of December 31, 2017 compared to the prior year end.  The decrease in prepaid expenses is result of smaller prepayments made on upcoming incentive trips as of the end of 2017 and the decrease in accounts payable and accrued expenses is the result of reduced accrued distributor commissions related to the decline in sales in December 2017 compared to December 2016 and reduced trade payables as of December 31, 2017 compared to December 31, 2016.

Investing activities during 2017 consisted of $486,000 for net capital expenditures, offset by payments received on a distributor note receivable of $109,000. Financing activities during 2017 consisted of principal payments of $364,000 on long-term borrowings and a borrowing of $500,000 on the revolving line of credit. No cash dividends were paid in 2017.

Stockholders’ equity decreased to $14.36 million at December 31, 2017 compared to $14.91 million at December 31, 2016. The decrease is due to our net loss in 2017 of $697,000 partially offset by a favorable adjustment in foreign currency translation of $173,000. Our working capital balance was $2.14 million at December 31, 2017 compared to $4.31 million at December 31, 2016. The current ratio at December 31, 2017 was 1.34 compared to 1.93 at December 31, 2016. The decrease in our working capital and current ratio is primarily due to the classification of our long-term debt as a current liability as the maturity of the term loan is within one year.

Our $3.25 million term loan has a term of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 3.62% at December 31, 2017.

Our $3.5 million revolving line of credit agreement accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and has a maturity date of April 30, 2018. As of December 31, 2017, there was $500,000 in outstanding borrowings on the revolving line of credit.

Borrowings under the lending agreements are secured by all our tangible and intangible assets, an assignment of a whole life insurance policy on the life of our Chief Executive Officer to the lender, and by a mortgage on the real estate of our headquarters.

The lending agreements include quarterly covenants requiring us to maintain net tangible worth of not less than $9.5 million, and i) a cumulative minimum EBITDA requirement of $800,000 for the fiscal period ending December 31, 2017, and ii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

As defined, EBITDA means our consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender. At December 31, 2017, we were in compliance with all applicable covenants.

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

Actual and estimated returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for a distributor to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. Total returns have been approximately 0.25% and 0.20% of net sales in 2017 and 2016, respectively. We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

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

During 2016 and 2017, we determined that it was more likely than not that U.S. federal and various state net operating losses primarily generated in 2016 and 2017 will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the 2017 and 2016 income tax provisions include the impact of recording a full deferred tax asset valuation allowance of approximately $198,000 and $292,000 against the annual losses generated from a U.S. tax perspective.

At December 31, 2017, we had deferred tax assets related to net operating loss carryforwards and other income tax credits in our foreign operations with a tax value of $3.4 million. These net operating loss carryforwards principally do not expire, depending on the country and period in which they occurred. As of December 31, 2017, we assessed the realizability of the European subsidiary’s deferred tax assets and concluded that future realization failed to meet the threshold of more likely than not based upon the subsidiary’s recent tax operating losses. Accordingly, we recorded a full valuation allowance to the European subsidiary’s deferred tax assets and recorded a deferred income tax charge of $509,000 at December 31, 2017. We continue to have a full valuation allowance applied to all other net operating loss carryforwards in our foreign operations.

The United States Tax Cuts and Jobs Act (TCJA) was enacted in December 2017. Under the TJCA’s repatriation tax, we estimate our cumulative amount of unremitted foreign earnings is expected to be negative and any related tax is immaterial.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Governance

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 24, 2018, which is expected to be filed with the Commission within 120 days after December 31, 2017.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 24, 2018, which is expected to be filed with the Commission within 120 days after December 31, 2017.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 24, 2018, which is expected to be filed with the Commission within 120 days after December 31, 2017.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 24, 2018, which is expected to be filed with the Commission within 120 days after December 31, 2017.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 24, 2018, which is expected to be filed with the Commission within 120 days after December 31, 2017.

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

Date: March 29, 2018

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: March 29, 2018

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 29, 2018

By:	/s/ Carl W. Hastings
Carl W. Hastings, Vice Chairman, Chief Scientific Officer, Director

Date: March 29, 2018

By:	/s/ John B. Akin
John B. Akin, Director

Date: March 29, 2018

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 29, 2018

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 29, 2018

Exhibit Index

Exhibit Number	Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 10-K of the Registrant for the year ended December 31, 2016)

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated March 31, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed April 3, 2014).

10.4*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.5*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.6*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.7*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.8*	2014 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed November 19, 2014).

10.9*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.10*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.11*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.12*	Steven G. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Registrant filed January 4, 2008).

10.13*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.14*	Brett M. Hastings Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed January 4, 2008).

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

10.18

Letter agreement between SL Technology, Inc. and Soy Labs, LLC dated September 2, 2016 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2016)

10.19

Promissory Note (term loan) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed November 13, 2015).

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

101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Loss and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

Reliv’ International, Inc.

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliv’ International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of net loss and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

St. Louis, Missouri

March 29, 2018

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$3,272,788	$3,606,817
Accounts receivable, less allowances of $26,300 in 2017 and $26,700 in 2016	29,760	126,113
Accounts due from employees and distributors	138,497	139,931
Inventories:
Finished goods	2,762,249	2,629,541
Raw materials	1,653,466	1,728,136
Sales aids and promotional materials	139,770	130,153
Total inventories	4,555,485	4,487,830

Refundable income taxes	26,552	97,194
Prepaid expenses and other current assets	372,602	474,183
Total current assets	8,395,684	8,932,068

Other assets	337,190	305,137
Cash surrender value of life insurance	3,086,522	2,965,981
Note receivable due from distributor	1,405,113	1,521,005
Deferred income taxes	-	487,000
Intangible assets, net	2,174,248	2,400,234

Property, plant, and equipment	19,055,260	18,600,665
Less accumulated depreciation	13,378,021	12,746,363
Property, plant, and equipment, net	5,677,239	5,854,302

Total assets	$21,075,996	$22,465,727

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2017	2016

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,200,018	$4,234,305
Income taxes payable	12,616	-
Revolving line of credit	500,000	-
Current maturities of long-term debt	2,545,421	389,096
Total current liabilities	6,258,055	4,623,401

Noncurrent liabilities:
Long-term debt, less current maturities	-	2,518,341
Other noncurrent liabilities	453,354	409,813
Total noncurrent liabilities	453,354	2,928,154

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2017 and 2016	-	-
Common stock, par value $0.001 per share; 5,000,000 shares authorized, 2,110,013 shares issued and 1,845,160 shares outstanding in 2017; 2,110,013 shares issued and 1,845,160 shares outstanding in 2016	2,110	2,110
Additional paid-in capital	30,598,920	30,565,144
Accumulated deficit	(10,040,229)	(9,284,317)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(857,654)	(1,030,205)
Treasury stock	(5,338,560)	(5,338,560)
Total stockholders’ equity	14,364,587	14,914,172

Total liabilities and stockholders’ equity	$21,075,996	$22,465,727

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Net Loss

and Comprehensive Loss

	Year ended December 31
	2017	2016

Product sales	$38,751,357	$42,004,961
Handling & freight income	3,037,425	3,507,875
Net sales	41,788,782	45,512,836

Costs and expenses:
Cost of products sold	9,401,406	10,024,021
Distributor royalties and commissions	14,685,553	16,095,032
Selling, general, and administrative	17,885,226	20,205,762
Loss from operations	(183,403)	(811,979)

Other income (expense):
Interest income	101,901	107,006
Interest expense	(109,254)	(106,682)
Other income (expense)	38,844	195,600
Loss before income taxes	(151,912)	(616,055)
Provision for income taxes	545,000	9,000

Net loss available to common shareholders	$(696,912)	$(625,055)

Other comprehensive income (loss):
Foreign currency translation adjustment	113,551	(395,932)

Comprehensive loss	$(583,361)	$(1,020,987)

Loss per common share - Basic	$(0.38)	$(0.34)
Weighted average shares	1,845,000	1,845,000

Loss per common share - Diluted	$(0.38)	$(0.34)
Weighted average shares	1,845,000	1,845,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

Balance at December 31, 2015	2,110,436	$2,110	$30,512,480	$(8,659,262)	$(634,273)	264,853	$(5,338,560)	$15,882,495
Net loss	-	-	-	(625,055)	-	-	-	(625,055)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(395,932)	-	-	(395,932)
Total comprehensive loss								(1,020,987)
Stock-based compensation	-	-	60,342	-	-	-	-	60,342
Expired stock options & warrants; deferred tax effect	-	-	(5,467)	-	-	-	-	(5,467)
Common stock repurchased and retired	(423)	-	(2,211)	-	-	-	-	(2,211)
Balance at December 31, 2016	2,110,013	2,110	30,565,144	(9,284,317)	(1,030,205)	264,853	(5,338,560)	14,914,172
Net loss	-	-	-	(696,912)	-	-	-	(696,912)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	113,551	-	-	113,551
Income tax effects of Tax Cuts & Jobs Act - Note 1	-	-	-	(59,000)	59,000	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-	(583,361)
Stock-based compensation	-	-	33,776	-	-	-	-	33,776
Balance at December 31, 2017	2,110,013	$2,110	$30,598,920	$(10,040,229)	$(857,654)	264,853	$(5,338,560)	$14,364,587

Applicable 2015 amounts have been restated for the 2016 reverse stock split; see Note 1.

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2017	2016
Operating activities
Net loss	$(696,912)	$(625,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	900,126	984,031
Stock-based compensation	33,776	60,342
Non-cash life insurance policy accretion	(120,540)	(117,750)
(Gain) loss on sale of property, plant and equipment	(8,844)	-
Deferred income taxes	508,000	(3,000)
Foreign currency transaction (gain)/loss	(20,659)	(147,623)
(Increase) decrease in accounts receivable and accounts due from employees and distributors	104,671	(39,282)
(Increase) decrease in inventories	15,472	537,665
(Increase) decrease in refundable income taxes	70,612	425,099
(Increase) decrease in prepaid expenses and other current assets	107,051	66,014
(Increase) decrease in other assets	(32,102)	(19,936)
Increase (decrease) in income taxes payable	12,616	-
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	(1,030,062)	404,767
Net cash provided by (used in) operating activities	(156,795)	1,525,272

Investing activities
Proceeds from sale of property, plant, and equipment	13,143	912
Purchase of property, plant, and equipment	(499,409)	(173,903)
Payments received on distributor note receivable	109,160	102,818
Net cash used in investing activities	(377,106)	(70,173)

Financing activities
Proceeds from revolving line of credit borrowings	500,000	-
Principal payments on long-term borrowings	(363,736)	(1,017,367)
Purchase of stock for treasury	-	(2,211)
Net cash provided by (used in) financing activities	136,264	(1,019,578)
Effect of exchange rate changes on cash and cash equivalents	63,608	(90,967)
Increase (decrease) in cash and cash equivalents	(334,029)	344,554
Cash and cash equivalents at beginning of year	3,606,817	3,262,263
Cash and cash equivalents at end of year	$3,272,788	$3,606,817

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2017	2016

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$99,800	$94,100

Income taxes paid (received), net	$(52,500)	$(398,900)

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

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

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of net income (loss) amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Foreign currency transaction gains (losses) were $20,659 and $147,623 for 2017 and 2016, respectively.

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

Actual and estimated sales returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2017 and 2016, total returns as a percent of net sales were approximately 0.25% and 0.20%, respectively.

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

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income result from financial statement accruals and reserves and differences between depreciation and amortization for book and tax purposes.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $22,300 and $36,900 of advertising expense in 2017 and 2016, respectively.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $488,000 and $694,000 in 2017 and 2016, respectively.

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

Intangible assets estimated to have finite lives are amortized over their estimated economic life under the straight-line method; such method correlates to management’s estimate of the assets’ economic benefit. Based on management’s estimates at origination, these lives range from two to seventeen years. Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of net loss and comprehensive loss. As of December 31, 2017, remaining lives of intangible assets range from seven to twelve years.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements – Adopted in 2017

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory within the scope of this update to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. As required, the Company adopted this new standard effective January 1, 2017. The Company’s adoption of this standard did not impact its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, forfeitures, and classification on the statement of cash flows. As required, the Company adopted this new standard effective January 1, 2017. Concurrently with the adoption of this new standard, the Company revised its accounting policy to recognize share-based compensation costs based on actual stock option forfeitures versus previous accounting guidance which required the Company to recognize share-based compensation costs based on management’s estimate of future stock option forfeitures. The Company’s adoption of this standard did not impact its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This amendment is intended to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting only from the December 2017 enacted United States Tax Cuts and Jobs Act (TCJA) and is not intended to impact underlying accounting guidance that requires that the effect of a change in tax laws or tax rates be included in income from operations. This update is effective for fiscal years beginning after December 31, 2018 with earlier adoption permitted. The Company has early adopted this update in its fourth quarter ending December 31, 2017 resulting in a $59,000 reclassification from accumulated other comprehensive income (loss) and a corresponding $59,000 reduction to retained earnings. This reclassification from accumulated other comprehensive income (loss) relates to the deferred income tax stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the TCJA. The foreign currency translation adjustment is the Company’s only component of accumulated other comprehensive income (loss).

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements – Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing U.S. GAAP revenue recognition guidance and will be adopted by the Company, when required, on January 1, 2018. The new standard permits the use of either the retrospective or modified retrospective transition method. The Company will select the modified retrospective method. The Company’s primary source of revenue is from the sale of nutritional products to the Company’s independent distributors whereby revenue is currently recognized when product is shipped and risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to nutritional product sales will remain materially consistent with its current practice. Based upon its completed evaluation, the Company has identified membership fee-type revenue as an area that will be affected by the new standard resulting in, upon adoption on January 1, 2018, a one-time reduction to retained earnings of approximately $367,500.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) which supersedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a lease term greater than twelve months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities not currently recorded in the Company’s consolidated financial statements. The Company is evaluating its transition method and other effects that the new standard will have on its consolidated financial statements and related disclosures.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2017 and 2016, consist of the following:

	2017	2016

Land and land improvements	$905,190	$905,190
Building	9,950,190	9,943,512
Machinery and equipment	4,755,727	4,329,329
Office equipment	1,183,115	1,203,868
Computer equipment and software	2,261,038	2,218,766
	19,055,260	18,600,665
Less accumulated depreciation	13,378,021	12,746,363
	$5,677,239	$5,854,302

For the years ended December 31, 2017 and 2016, depreciation expense was $674,141 and $728,618, respectively.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2017 and 2016, consist of the following:

	2017	2016

Trade payables	$1,667,495	$2,352,692
Distributors' commissions	1,115,649	1,402,370
Sales taxes	154,958	234,153
Payroll and payroll taxes	261,916	245,090
	$3,200,018	$4,234,305

4. Amortizable Intangible Assets

The Company had amortizable intangible assets as follows as of December 31, 2017 and 2016:

			Accumulated
	Gross Carrying Amount		Amortization
	2017	2016	2017	2016

Distributorship and related agreements	$2,060,000	$2,060,000	$1,327,556	$1,217,689
Lunasin technology license	1,954,661	1,954,661	512,857	396,738
	$4,014,661	$4,014,661	$1,840,413	$1,614,427

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Amortizable Intangible Assets (continued)

Amortization expense for intangible assets totaled $225,985 and $255,413 in 2017 and 2016, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2018	$226,000
2019	226,000
2020	226,000
2021	226,000
2022	226,000

5. Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at December 31, 2017 and 2016 were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

December 31, 2017
Long-term debt	$3,045,421	$3,045,421	-	$3,045,421	-
Note receivable	1,521,005	1,684,000	-	1,684,000	-
Marketable securities	330,000	330,000	$330,000	-	-

December 31, 2016
Long-term debt	$2,907,437	$2,907,437	-	$2,907,437	-
Note receivable	1,630,164	1,812,000	-	1,812,000	-
Marketable securities	296,000	296,000	$296,000	-	-

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

6. Debt

Debt at December 31, 2017 and 2016 consists of the following:

	2017	2016

Term loan	$2,545,421	$2,843,301
Revolving line of credit	500,000	-
Notes payable	-	64,136
	3,045,421	2,907,437
Less current maturities	3,045,421	389,096
Long-term portion	$-	$2,518,341

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Debt (continued)

Term Loan and Revolving Loan Agreements (continued)

The new $3.25 million term loan is for a period of three years and requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan’s interest is based on the 30-day LIBOR plus 2.25% and was 3.62% at December 31, 2017.

The new $3.5 million revolving line of credit agreement, originally dated September 30, 2015, accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and had an original term of one year. Effective September 30, 2016, the revolving line of credit agreement was extended under similar terms to April 30, 2018. As of December 31, 2017, there were outstanding borrowings of $500,000 under the revolving line of credit.

The proceeds from the new $3.25 million term loan were used to pay off the outstanding term loan and revolving line of credit balances, plus accrued interest, due under loan agreements with the Company’s former primary lender.

Borrowings under the current lending agreements are secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company’s Chief Executive Officer, which was assigned to the lender, and by a mortgage on the real estate of the Company’s headquarters.

The Company anticipates being able to successfully renegotiate and extend the maturity of both the revolving line of credit and term note prior to becoming due. If the loan extension terms are not mutually agreeable, the Company would consider utilizing proceeds from its cash surrender value life insurance policy to repay the lender as such loan obligations become due.

The original September 30, 2015 lending agreements include a quarterly covenant requiring the Company to maintain net tangible worth of not less than $9.5 million. The September 30, 2016 revolving line of credit agreement extension added a quarterly financial covenant under which the Company had or will have: i) a quarterly minimum requirement of earnings before interest expense, income tax expense, depreciation, and amortization (“EBITDA”) of $200,000 for the quarter ended December 31, 2016; ii) a cumulative minimum EBITDA requirement of $200,000, $400,000, $600,000, and $800,000 for the fiscal periods ending March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, respectively; and iii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2018.

As defined, EBITDA means the Company’s consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustments approved by the lender.

At December 31, 2017, the Company was in compliance with its loan covenant requirements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity

Stock Options – Incentive Stock Plans

The Company sponsors an incentive stock plan (the “2014 Plan”) allowing for a maximum of 142,857 shares to be granted in the form of either incentive stock options, non-qualified stock options, restricted stock awards, or unrestricted stock awards. Employees, directors, advisors, and consultants of the Company are eligible to receive the grants. This plan has been approved by the stockholders of the Company. The Compensation Committee of the Board of Directors administers the plan.

The 2014 Plan provides that options may be issued under the Plan at an option price not less than fair market value of the stock at the time the option is granted. Under the plan, restricted stock of the Company may be granted at no cost to the grantee. The grantees are entitled to dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period. In addition, the committee may grant or sell unrestricted stock at a purchase price to be determined by the committee. Vesting terms and restrictions, if applicable, under the plan, are set by the committee and will be 10 years or less. The 2014 Plan expires in 2024.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2017		2016
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	236,844	$8.14	261,700	$8.11
Granted	-		-
Exercised	-		-
Expired and forfeited	(96,420)	8.57	(24,856)	7.96
Outstanding at end of year	140,424	$7.85	236,844	$8.14

Exercisable at end of year	13,713	$7.77	55,066	$8.54

The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2017 was $-0-.

In May 2017, the Company’s shareholders voted to approve a 2017 Incentive Stock Plan (2017 Plan) which authorizes the issuance of up to 200,000 shares of the Company’s common stock in various forms of stock options and/or stock awards. The 2017 Plan will not become effective until registered with the Securities and Exchange Commission.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Stock Options – Incentive Stock Plans (continued)

			As of December 31, 2017
			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price

	$7.77		114,282	2.17	$7.77	13,713	2.17	$7.77
	$8.19		26,142	0.17	8.19	-	-	-
$7.77	-	$8.19	140,424	1.80	$7.85	13,713	2.17	$7.77

Compensation cost for the stock option plan was approximately $27,000 ($27,000 net of tax) and $56,000 ($56,000 net of tax) for the years ended December 31, 2017 and 2016, respectively, and has been recorded in selling, general, and administrative expense. As of December 31, 2017, the total remaining unrecognized compensation cost related to the non-vested portion of time vesting stock options totaled $54,000 ($54,000 net of tax), which will be amortized over the weighted remaining requisite service period of 2.17 years.

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

The Company records expense under the fair value method for warrants granted to distributors. Total expense recorded for these warrants was $6,600 and $4,062 in 2017 and 2016, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2017	2016

Expected warrant life (years)	3.0	3.0
Risk-free weighted average interest rate	1.98%	1.47%
Stock price volatility	73.8%	75.9%
Dividend yield	0.0%	0.0%

A summary of the Company’s warrant activity and related information for the years ended December 31 follows:

	2017		2016
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	6,291	$5.34	5,484	$10.13
Granted	1,258	4.77	2,519	4.64
Exercised	-		-
Expired	(1,589)	8.19	(1,712)	19.67

Outstanding at end of year	5,960	$4.46	6,291	$5.34

Exercisable at end of year	5,960		6,291

			As of December 31, 2017
			Warrants Outstanding and Exercisable
Range of Exercise Prices			Warrants	Weighted Avg. Exercise Price	Weighted Avg. Remaining Life
	$4.06		2,183	$4.06	1.00
	$4.64		2,519	4.64	2.00
	$4.77		1,258	4.77	3.00
$4.06	-	$4.77	5,960	$4.46	1.84

The intrinsic value for stock warrants outstanding at December 31, 2017 was $2,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31
	2017	2016
Numerator:
Net loss	$(696,912)	$(625,055)
Denominator:
Denominator for basic loss per share – weighted average shares	1,845,000	1,845,000

Dilutive effect of employee stock options and other warrants	-	-

Denominator for diluted loss per share – adjusted weighted average shares	1,845,000	1,845,000

Basic loss per share	$(0.38)	$(0.34)
Diluted loss per share	$(0.38)	$(0.34)

For the years ended December 31, 2017 and 2016, options and warrants totaling 146,384 and 238,433, respectively, shares of common stock were not included in the denominator for diluted loss per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable.

9. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2017:

2018	$252,901
2019	191,831
2020	150,081
2021	10,243
2022	10,242
Thereafter	-
$615,298

Rent expense for operating leases was $338,734 and $370,554 for the years ended December 31, 2017 and 2016, respectively.

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

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In February 2013, while retaining the Company’s right to require Borrower’s compliance with the LMA’s terms, the Company and the Borrower agreed to a verbal modification in the payment schedule in which the Company agreed to accept monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,521,005 and $1,630,164 as of December 31, 2017 and 2016, respectively.

11. Income Taxes

Compenents of loss before income taxes:	Year ended December 31
	2017	2016

United States	$(30,606)	$(499,004)
Foreign	(121,306)	(117,051)
	$(151,912)	$(616,055)

Compenents of provision (benefit) for income taxes:	Year ended December 31
	2017	2016
Current:
Federal	$(2,000)	$(15,000)
State	5,000	(10,000)
Foreign	33,000	29,000
Total current	36,000	4,000

Deferred:
Federal	-	(27,000)
State	-	(4,000)
Foreign	509,000	36,000
Total deferred	509,000	5,000
	$545,000	$9,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The reasons for these differences are as follows:

	Year ended December 31
	2017	2016

Income taxes at U.S. statutory rate	$(52,000)	$(209,000)
State income taxes, net of federal benefit	11,000	11,000
Higher/(lower) effective taxes on earnings/losses in foreign countries	(65,000)	(104,000)
Foreign corporate income taxes	33,000	44,000
Foreign tax credit carryover	(66,000)	-
Effect of future tax rate changes to foreign deferred income taxes	-	21,000
Nondeductible meals and entertainment expense	13,000	15,000
Net operating loss carryback claims	-	(19,000)
Valuation allowance, net	707,000	292,000
Other	(36,000)	(42,000)
	$545,000	$9,000

During 2016 and 2017, the Company determined that it was more likely than not that U.S. federal and various state net operating losses primarily generated in 2016 and 2017 will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the 2017 and 2016 income tax provisions include the impact of recording a full deferred tax asset valuation allowance of approximately $198,000 and $292,000, respectively, against the annual losses generated from a U.S. tax perspective. The Company has domestic federal net operating loss carryforwards of approximately $186,000 at December 31, 2017 which will expire between 2036 and 2037.

The Company has a deferred tax asset of $3,413,000 and $3,237,000 at December 31, 2017 and 2016, respectively, relating to foreign net operating loss carryforwards (NOLs) in various jurisdictions which principally do not expire.

As of December 31, 2017, management’s assessment of the realizability of its Europe’s subsidiary’s deferred tax assets concluded that it no longer meets the threshold of more likely than not based upon the subsidiary’s recent declining operating results. Accordingly, the Company has recorded a full valuation allowance against the Europe subsidiary’s deferred tax assets with a corresponding deferred income tax charge of $509,000 at December 31, 2017.

The Company has recorded a valuation allowance of $2,904,000 against all other foreign net operating loss carryforward balances as it is more likely than not that this asset will not be realized.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2017 and 2016, are as follows:

	2017	2016
Deferred tax assets:
Product refund reserve	$7,000	$10,000
Inventory obsolescence reserve	62,000	25,000
Vacation accrual	-	6,000
Stock-based compensation	-	9,000
Organization costs	127,000	189,000
Deferred compensation	94,000	108,000
Miscellaneous accrued expenses	13,000	10,000
Domestic net operating loss carryforwards	186,000	282,000
Foreign net operating loss carryforwards	3,413,000	3,237,000
Valuation allowance	(3,767,000)	(3,042,000)
	135,000	834,000
Deferred tax liabilities:
Depreciation and amortization	28,000	182,000
Foreign currency exchange	107,000	165,000
	135,000	347,000
Net deferred tax assets (liabilities)	$-	$487,000

Reported as:
Non-current deferred tax assets	$-	$487,000
Non-current deferred tax liabilities	-	-
Net deferred tax assets	$-	$487,000

The United States Tax Cuts and Jobs Act (TCJA) was enacted in December 2017, which significantly changes U.S. tax law, principally by permanently reducing the U.S. federal statutory rate to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Under the TJCA’s repatriation tax, the Company estimates its cumulative amount of unremitted foreign earnings and related tax is immaterial. The effect of the federal tax rate reduction to 21% is reflected as a reduction in the U.S. deferred tax assets with a corresponding reduction in the valuation allowance.

Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to companies on the reporting of the impacts of TCJA in their financial statements. Under SAB 118, the Company is recording affected items as provisional to allow additional time for clarifying technical guidance from Treasury and analysis of the effect to the Company’s current tax positions.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

At December 31, 2017 and 2016, the Company had $36,000 and $43,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount of $26,000 would impact the effective income tax rate if recognized.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	2017	2016

Beginning of year	$32,000	$46,000
Settlements and effective settlements with tax authorities	-	-
Lapse of statute of limitations	(6,000)	(13,000)
Decrease to tax positions taken during prior periods	(6,000)	(7,000)
Increase to tax positions taken during current period	6,000	6,000

End of year	$26,000	$32,000

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

At December 31, 2017 and 2016, the Company had $11,000 and $13,000, respectively, accrued for interest and penalties within the balance of unrecognized tax benefits. The Company’s unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2013 and concluded years through 2013 with its primary state jurisdiction.

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency’s administrative judicial resolution process. As of December 31, 2017, management’s estimated reserve (net of deposits) for this matter is approximately $181,000.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan. The Company matched a percentage of the employee’s contribution at a rate of 10% for the years ended December 31, 2017, and 2016, respectively. Company contributions under the 401(k) plan totaled $35,400 and $44,200 in 2017 and 2016, respectively.

The Company sponsors an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. In 2017 and 2016, the Company did not make any contributions to the ESOP.

13. Incentive Compensation Plans

Under a Board of Directors approved incentive compensation plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal years 2017 and 2016, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 18% of the Company’s Income from Operations. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company expensed a total of $109,500 and $-0- to the participants of the bonus pool for 2017 and 2016, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2017 and 2016, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant. At December 31, 2017 and 2016, SERP assets were $330,000 and $296,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2017 and 2016, SERP liabilities were $332,000 and $299,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets. The changes in the balances of SERP assets and SERP liabilities during 2017 and 2016 were due to net realized and unrealized investment gains/losses incurred by the plan.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Segment Information

Description of Products and Services by Segment

The Company operates in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions. Geographic area data for the years ended December 31, 2017 and 2016 follow:

	2017	2016

Net sales to external customers
United States	$32,474,797	$35,591,831
Australia/New Zealand	922,594	1,079,054
Canada	914,775	1,065,147
Mexico	445,299	529,871
Europe (1)	4,578,095	5,490,508
Asia (2)	2,453,222	1,756,425
Total net sales	$41,788,782	$45,512,836

Assets by area
United States	$18,100,872	$18,563,523
Australia/New Zealand	572,368	568,890
Canada	265,629	375,264
Mexico	219,501	311,102
Europe (1)	1,032,641	1,694,113
Asia (2)	884,985	952,835
Total consolidated assets	$21,075,996	$22,465,727

  (1)  Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.

  (2)  Asia consists of Philippines, Malaysia, Singapore, and Indonesia.

The Company classifies its sales into two categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2017 and 2016, follow:

	2017	2016

Net sales by product category
Nutritional and dietary supplements	$37,326,863	$40,554,312
Sales aids and other	1,424,494	1,450,649
Handling & freight income	3,037,425	3,507,875
Total net sales	$41,788,782	$45,512,836

15. Restructuring Activities - 2016

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