Form 10-Q
period 2018-03-31
RELIV INTERNATIONAL INC
filed 2018-05-15
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant’s common stock as of May 7, 2018 was 1,845,160 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item No. 4	Controls and Procedures	20

Part II – Other Information

Item No. 6	Exhibits	20

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2018	2017
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,676,840	$3,272,788
Accounts receivable, less allowances of $25,400 in 2018 and $26,300 in 2017	137,843	29,760
Accounts and note due from employees and distributors	136,726	138,497
Inventories
Finished goods	2,533,727	2,762,249
Raw materials	1,500,968	1,653,466
Sales aids and promotional materials	142,558	139,770
Total inventories	4,177,253	4,555,485

Refundable income taxes	23,002	26,552
Prepaid expenses and other current assets	692,955	372,602
Total current assets	8,844,619	8,395,684

Other assets	343,243	337,190
Cash surrender value of life insurance	3,093,138	3,086,522
Note receivable due from distributor	1,375,039	1,405,113
Intangible assets, net	2,117,752	2,174,248

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,954,757	9,950,190
Machinery & equipment	4,760,057	4,755,727
Office equipment	1,162,552	1,183,115
Computer equipment & software	2,264,561	2,261,038
	19,047,117	19,055,260
Less: Accumulated depreciation	13,499,266	13,378,021
Net property, plant and equipment	5,547,851	5,677,239

Total assets	$21,321,642	$21,075,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2018	2017
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,114,304	$1,667,495
Distributors' commissions payable	1,055,736	1,115,649
Sales taxes payable	182,893	154,958
Deferred revenue	356,210	-
Payroll and payroll taxes payable	401,758	261,916
Total accounts payable and accrued expenses	4,110,901	3,200,018

Income taxes payable	23,490	12,616
Revolving line of credit	500,000	500,000
Current portion of long-term debt	2,437,101	2,545,421
Total current liabilities	7,071,492	6,258,055

Noncurrent liabilities:
Other noncurrent liabilities	458,674	453,354
Total noncurrent liabilities	458,674	453,354

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2018 and 2017	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,845,160 shares outstanding as of 3/31/2018; 2,110,013 shares issued and 1,845,160 shares outstanding as of 12/31/2017	2,110	2,110
Additional paid-in capital	30,606,454	30,598,920
Accumulated deficit	(10,646,102)	(10,040,229)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(832,426)	(857,654)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	13,791,476	14,364,587

Total liabilities and stockholders' equity	$21,321,642	$21,075,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended March 31
	2018	2017

Product sales	$9,391,381	$11,835,116
Handling & freight income	611,858	942,666

Net sales	10,003,239	12,777,782

Costs and expenses:
Cost of products sold	2,349,742	2,835,525
Distributor royalties and commissions	3,391,745	4,498,553
Selling, general and administrative	4,485,895	4,926,279

Total costs and expenses	10,227,382	12,260,357

Income (loss) from operations	(224,143)	517,425

Other income (expense):
Interest income	23,952	25,526
Interest expense	(31,565)	(24,841)
Other income	10,451	32,683

Income (loss) before income taxes	(221,305)	550,793
Provision for income taxes	17,000	27,000

Net income (loss)	$(238,305)	$523,793

Other comprehensive income (loss):
Foreign currency translation adjustment	25,228	25,472

Comprehensive income (loss)	$(213,077)	$549,265

Earnings (loss) per common share - Basic	$(0.13)	$0.28
Weighted average shares	1,845,000	1,845,000

Earnings (loss) per common share - Diluted	$(0.13)	$0.28
Weighted average shares	1,845,000	1,846,000

 See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2018	2017

Operating activities:
Net income (loss)	$(238,305)	$523,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201,634	217,631
Stock-based compensation	7,535	8,444
Non-cash life insurance policy accretion	(6,617)	(30,135)
(Gain) loss on sale of property, plant and equipment	(3,800)	-
Deferred income taxes	-	5,000
Foreign currency transaction (gain) loss	341	(36,133)
(Increase) decrease in accounts receivable and accounts due from employees and distributors	(104,767)	(138,452)
(Increase) decrease in inventories	393,576	268,776
(Increase) decrease in refundable income taxes	(3,550)	29,454
(Increase) decrease in prepaid expenses and other current assets	(320,175)	(353,515)
(Increase) decrease in other assets	(6,052)	(1,906)
Increase (decrease) in income taxes payable	18,664	-
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	561,297	37,429

Net cash provided by operating activities	499,781	530,386

Investing activities:
Purchase of property, plant and equipment	(15,383)	(261,550)
Proceeds from the sale of property, plant and equipment	3,888	-
Payments received on distributor note receivable	28,326	26,680

Net cash provided by (used in) investing activities	16,831	(234,870)

Financing activities:
Principal payments on long-term borrowings	(108,320)	(113,743)

Net cash used in financing activities	(108,320)	(113,743)

Effect of exchange rate changes on cash and cash equivalents	(4,240)	40,703

Increase (decrease) in cash and cash equivalents	404,052	222,476

Cash and cash equivalents at beginning of period	3,272,788	3,606,817

Cash and cash equivalents at end of period	$3,676,840	$3,829,293

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2018

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which management believes are necessary to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2017, filed March 29, 2018 with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements – Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-2, Leases (Topic 842) which supersedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a lease term greater than twelve months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities not currently recorded in the Company’s consolidated financial statements. The Company is evaluating its transition method and other effects that the new standard will have on its consolidated financial statements and related disclosures.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

New Accounting Pronouncements – Adopted January 1, 2018

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (including amendments), and applied the new revenue standard to all contracts using the modified retrospective method. Under this method, prior quarters are not restated. Upon adoption, the Company recognized the cumulative effect of applying the new revenue standard as a reduction of $367,568 to the opening retained earnings (accumulated deficit) balance.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption to the Company’s financial position and results from operations are as follows:

	March 31, 2018
	Balance at	Adjustments	Balance at
	December 31	Due to	January 1
	2017	ASU 2014-09	2018
Liabilities and stockholders' equity
Accumulated deficit	$(10,040,229)	$(367,568)	$(10,407,797)
Deferred revenue	-	367,568	367,568

	Three Months Ended March 31, 2018
		Without	Effect of
		Adoption of	Change
	As Reported	ASU 2014-09	Higher/(Lower)
Operating results
Net sales	$10,003,239	$9,991,047	$12,192
Net income (loss)	(238,305)	(250,497)	12,192

The new revenue standard defines a five step process to recognize revenues. Under this new standard, the Company determined that the timeframe for recognizing the revenue performance obligation for membership-fee type revenue would be lengthened to more closely correlate with the distributor and customer membership terms of generally twelve months. Based upon all contracts still in existence as of December 31, 2017, the adoption of the new revenue standard resulted in the recognition of a deferred revenue liability balance of $367,568.

Prior to adoption of the new revenue standard, the Company’s primary source of revenue has been from the sale of nutritional products to the Company’s independent distributors whereby revenue is recognized when product is shipped and risk of loss has passed to the customer; and the Company’s nutritional product revenue recognition policy does not change under the new revenue standard.

The Company does not anticipate that the adoption of the new standard will be material to net sales and net income on an ongoing basis.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

New Accounting Pronouncements – Adopted January 1, 2018 (continued)

Description of Products and Services by Region and Category

The Company operates in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended March 31
	2018	2017
Net sales to external customers
United States	$7,670,061	$10,258,939
Australia/New Zealand	231,928	259,427
Canada	242,120	264,303
Mexico	107,371	157,317
Europe (1)	1,164,884	1,200,774
Asia (2)	586,875	637,022
Total net sales	$10,003,239	$12,777,782

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, and Indonesia.

The Company classifies its sales into two categories of sales products plus handling & freight income. Net sales by product category, as follows:

	Three months ended March 31
	2018	2017
Net sales by product category
Nutritional and dietary supplements	$9,069,356	$11,419,619
Sales aids and other	322,025	415,497
Handling & freight income	611,858	942,666
Total net sales	$10,003,239	$12,777,782

2. Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Basic and Diluted Earnings (Loss) per Share (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31
	2018	2017
Numerator:
Net income (loss)	$(238,305)	$523,793
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	1,845,000	1,845,000

Dilutive effect of employee stock options and other warrants	-	1,000

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	1,845,000	1,846,000

Basic earnings (loss) per share	$(0.13)	$0.28
Diluted earnings (loss) per share	$(0.13)	$0.28

Options and warrants to purchase 120,242 shares and 142,013 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

3. Fair Value of Financial Instruments

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Fair Value of Financial Instruments (continued)

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

March 31, 2018
Long-term debt	$2,937,101	$2,937,101	-	$2,937,101	-
Note receivable	1,492,679	1,620,000	-	1,620,000	-
Marketable securities	336,000	336,000	$336,000	-	-

December 31, 2017
Long-term debt	$3,045,421	$3,045,421	-	$3,045,421	-
Note receivable	1,521,005	1,684,000	-	1,684,000	-
Marketable securities	330,000	330,000	$330,000	-	-

Long-term debt: The fair value of the Company’s term and revolver loans approximate carrying value as these loans were incurred within the past year and have variable market-based interest rates that reset every thirty days.

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

4. Debt

	March 31	December 31
	2018	2017

Term loan	$2,437,101	$2,545,421
Revolving line of credit	500,000	500,000
	2,937,101	3,045,421
Less current portion	2,937,101	3,045,421
Total long-term debt	$-	$-

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Debt (continued)

Effective September 30, 2015, the Company entered into a series of lending agreements with its primary lender which included agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replaced similar borrowings under agreements with the Company’s former primary lender.

The $3.25 million term loan was for an initial period of three years and required monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. Effective with an April 11, 2018 loan agreement amendment, under similar monthly payment and interest rate terms, the term loan’s balloon payment due date has been extended from September 30, 2018 to April 29, 2019. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 3.94% at March 31, 2018.

The $3.5 million revolving line of credit agreement, originally dated September 30, 2015, accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and had an original term of one year. Effective September 30, 2016, the revolving line of credit agreement was extended under similar terms to April 30, 2018. Effective with an April 11, 2018 loan amendment, the revolving line of credit’s term has been extended from April 30, 2018 to April 29, 2019 and the revolver’s maximum borrowing amount has been reduced from $3.5 million to $2.0 million. At March 31, 2018, outstanding borrowings under the revolving line of credit are $500,000. The interest rate on revolver borrowings is identical to the term loan.

Borrowings under the lending agreements continue to be secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company's Chief Executive Officer, which was assigned to the lender, and by a mortgage on the real estate of the Company's headquarters.

The loan agreements, including the April 2018 loan amendment, include quarterly financial covenants requiring the Company to maintain net tangible worth of not less than $9.5 million, and i) a cumulative minimum EBITDA requirement of $200,000; $400,000; $600,000; and $800,000 for the fiscal periods ending March 31, 2018; June 30, 2018; September 30, 2018; and December 31, 2018; respectively; and ii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2019.

As defined, EBITDA equals the Company's consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender.

At March 31, 2018, the Company was not in compliance with its quarterly financial loan covenant requirements. On May 4, 2018, the Company’s lender agreed to waive the Company’s non-compliance with the tangible net worth and minimum EBITDA covenants for the March 31, 2018 reporting period; however, the Company cannot provide any assurance that the lender will waive any financial loan covenant non-compliance in any future quarterly reporting periods. Furthermore, the Company is unable to provide reasonable assurance that future operating results will achieve compliance with its quarterly financial loan covenant requirements. Accordingly, the Company has presented its outstanding loan balances as current liabilities in the March 31, 2018 condensed consolidated balance sheets.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Debt (continued)

At March 31, 2018, the Company is current on all principal and interest payments due to its lender. Company management believes that the Company’s cash on hand and its ability, if necessary, to borrow a significant portion of or liquidate the cash surrender value of the Company’s key-man life insurance policy, will be sufficient to meet the Company’s working capital requirements and debt service requirements for the next twelve months.

5. Income Taxes

During 2016 and 2017, the Company determined that it was more likely than not that U.S. federal and various state net operating losses primarily generated in 2016 and 2017 will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations.

In prior years, the Company recorded a valuation allowance on all of its domestic and foreign deferred tax assets. The effective income tax rate was (7.7)% and 4.9% for the quarter ended March 31, 2018 and 2017, respectively. The income tax provision amount for the quarter ended March 31, 2018 primarily represents estimated income taxes in certain U.S. states and one of the Company’s foreign subsidiaries.

The United States Tax Cuts and Jobs Act (TCJA) was enacted in December 2017, which significantly changed U.S. tax law, principally by permanently reducing the U.S. federal statutory rate to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Under the TJCA’s repatriation tax, the Company estimates its cumulative amount of unremitted foreign earnings and related tax is immaterial. The effect of the federal tax rate reduction to 21% is reflected as a reduction in the U.S. deferred tax assets with a corresponding reduction in the valuation allowance.

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

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. In 2011, the Company made good faith deposits of approximately $173,000 to the local tax authority under the tax agency’s administrative judicial resolution process. As of December 31, 2017, management’s estimated reserve (net of deposits) for this matter was approximately $181,000 and remains unchanged in the first quarter of 2018. In May 2018, the Company received a formal notice of denial of one of its appeals under the tax agency’s administrative judicial resolution process; however, management intends to pursue other available legal processes as the Company maintains its position that it is not liable for the majority of the alleged tax deficiencies.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Restructuring Activities – Subsequent Event

In April 2018, the Company announced the closing of the operations of its Reliv Indonesia subsidiary. Under this plan, the Company anticipates ceasing all Indonesia operations by the end of the 2018 third quarter. The total cost of this program primarily representing employee severance costs and lease exit costs, is estimated to range from $50,000 to $100,000, and will be included in the Company’s operating results for the quarter ended June 30, 2018.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 76.7% of worldwide net sales for the three months ended March 31, 2018 and 80.3% of worldwide net sales for the three months ended March 31, 2017. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Indonesia, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2018, consisted of approximately 32,100 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 21.7% in the three months ended March 31, 2018 compared to the same period in 2017. During the first quarter of 2018 (“Q1 2018”), sales in the United States decreased by 25.2% and international sales decreased by 7.4% over the prior-year period. International sales, when reported in U.S. dollars, were positively impacted by a weaker U.S. dollar versus most of the currencies we conduct business in, other than the Philippine peso. Excluding the impact of currency exchange fluctuation, international sales decreased by 13.0%.

          The following table summarizes net sales by geographic market for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018		2017		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$7,670	76.7%	$10,259	80.3%	$(2,589)	(25.2)%
Australia/New Zealand	232	2.3	260	2.0	(28)	(10.8)
Canada	242	2.4	264	2.1	(22)	(8.3)
Mexico	107	1.1	157	1.2	(50)	(31.8)
Europe	1,165	11.6	1,201	9.4	(36)	(3.0)
Asia	587	5.9	637	5.0	(50)	(7.8)
Consolidated total	$10,003	100.0%	$12,778	100.0%	$(2,775)	(21.7)%

The following table sets forth, as of March 31, 2018 and 2017, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. We include Preferred Customers as part of our Active Distributor count, and Preferred Customers represent approximately 4,780 and 5,200 of the Active Distributor count as of March 31, 2018 and 2017, respectively.

	March 31, 2018		March 31, 2017		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	21,800	2,240	26,110	2,610	(16.5)%	(14.2)%
Australia/New Zealand	1,070	80	1,440	110	(25.7)	(27.3)
Canada	630	80	780	90	(19.2)	(11.1)
Mexico	660	60	880	60	(25.0)	---
Europe	3,630	350	4,620	410	(21.4)	(14.6)
Asia	4,310	330	3,450	310	24.9	6.5
Consolidated total	32,100	3,140	37,280	3,590	(13.9)%	(12.5)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 3/31/2018	$7,670	$232	$242	$107	$1,165	$587	$2,333
Quarter ended 3/31/2017	$10,259	$260	$264	$157	$1,201	$637	$2,519

% change in sales-Q1 2018 vs. Q1 2017:
in USD	-25.2%	-10.8%	-8.3%	-31.8%	-3.0%	-7.8%	-7.4%
due to currency fluctuation	-	2.8%	4.2%	5.1%	10.6%	-2.0%	5.6%
Sales in local currency (non-GAAP)	-25.2%	-13.6%	-12.5%	-36.9%	-13.6%	-5.8%	-13.0%

# of new distributors-Q1 2018 (1)	978	41	38	83	342	539	1,043
# of new distributors-Q1 2017 (1)	1,615	66	44	83	466	701	1,360
% change	-39.4%	-37.9%	-13.6%	0.0%	-26.6%	-23.1%	-23.3%

# of new Master Affiliates-Q1 2018	100	6	7	10	30	54	107
# of new Master Affiliates-Q1 2017	154	3	3	7	34	88	135
% change	-35.1%	100.0%	133.3%	42.9%	-11.8%	-38.6%	-20.7%

# of Product orders-Q1 2018	26,637	1,204	631	751	3,607	6,553	12,746
# of Product orders-Q1 2017	35,008	1,452	814	1,093	4,704	5,675	13,738
% change	-23.9%	-17.1%	-22.5%	-31.3%	-23.3%	15.5%	-7.2%

(1) The new distributor totals for Q1 2018 and Q1 2017 include 782 and 1,019, respectively, new worldwide preferred customers.

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

United States

●	Net sales in the United States declined by 25.2% in Q1 2018 compared to the prior-year period as all measurements of distributor activity declined.
●

In Q1 2017, we launched Fit3TM, a new fitness and weight loss program. Net sales of the Fit3 product line represented 10.1% of net U.S. sales in 2017; however, net sales have declined since its introductory period and only represented 4.3% of net sales in the U.S. in Q1 2018.

●

Effective November 1, 2017, we increased suggested retail prices in the United States by an average of 4.5%, but we offered incentives on the shipping and handling charge on large orders, such as orders to qualify as a Master Affiliate. One of the effects of this price increase was to accelerate a portion of sales into October 2017 for Master Affiliate requalification that would have normally taken place in January 2018.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 17.1% and 12.4% of net sales in the United States, respectively, in Q1 2018. Reliv NOW and LunaRich X represented 15.9% and 13.1%, respectively, of net sales in the United States in the prior-year quarter.

●	Distributor enrollments and new Master Affiliate qualifications decreased by 39.4% and 35.1%, respectively, in Q1 2018 compared to the prior year quarter.
●

Distributor retention was 72.3% for the twelve month period ended March 31, 2018 compared to 71.5% for all of 2017. Distributor retention is determined by the percentage of active distributors from 2017 that renewed their distributorships in 2018.

●

Our average order size in Q1 2018 decreased by 2.8% to $388 at suggested retail value compared to the prior-year quarter. Also, the number of product orders decreased by 23.9% in Q1 2018 compared to the prior year quarter.

International Operations

●	The average foreign exchange rate for the U.S. dollar for Q1 2018 was weaker against most of the currencies in which we conduct business, except for the Philippine peso.
●

We continue to review prices and margins in all of our international markets and plan to make adjustments as needed, as we increased prices in most of our markets in 2017. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.

●

Australia/New Zealand and Canadian net sales in Q1 2018 decreased by 13.6% and 12.5%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market.

●	Net sales in Mexico decreased by 36.9% in local currency in Q1 2018 compared to the prior-year quarter. Sales in Mexico have been negatively impacted since a price increase in November 2017.
●

Net sales in Europe decreased by 13.6% in local currency in Q1 2018 compared to the prior-year quarter. Distributor activity declined both in the form of new distributor and preferred customer enrollments and number of product orders placed in the region.

●

Sales in Asia decreased by 5.8% in local currency in Q1 2018 compared to the prior-year quarter. Local currency sales in the Philippines, our largest market in the region, declined 3.8% as the Easter holiday period fell on the last week of March in 2018.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2018 and 2017. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Q1 2018		Q1 2017
	Amount	% of net sales	Amount	% of net sales

Net sales	$10,003	100.0%	$12,778	100.0%

Costs and expenses:
Cost of products sold	2,349	23.5	2,836	22.2
Distributor royalties and commissions	3,392	33.9	4,499	35.2
Selling, general and adminstrative	4,486	44.8	4,926	38.6

Income (loss) from operations	(224)	(2.2)	517	4.0
Interest income	24	0.2	26	0.2
Interest expense	(31)	(0.3)	(25)	(0.2)
Other income	10	0.1	33	0.3

Income (loss) before income taxes	(221)	(2.2)	551	4.3
Provision for income taxes	17	0.2	27	0.2

Net income (loss)	$(238)	(2.4)%	$524	4.1%

Earnings (loss) per common share-Basic	$(0.13)		$0.28
Earnings (loss) per common share-Diluted	$(0.13)		$0.28

Cost of Products Sold:

●

The cost of products sold as a percentage of net sales in Q1 2018 increased by 1.3% compared to the prior-year period. The cost of products sold as a percentage of net sales in Q1 2018 was negatively impacted by lower plant utilization and promotions in the United States that reduced our handling and freight income.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q1 2018 decreased by 1.3% of net sales when compared to the prior-year period. Over the course of 2017, we increased the prices of our products in most of our markets, with prices increased in the U.S. and Canada effective November 1, 2017. As part of the price increase, we did not increase the BV of the products. The BV represents the amount per commissionable product that is paid in distributor royalties and commissions. This accounts for the slight decrease in royalties and commissions expense as a percentage of net sales.

Selling, General and Administrative Expenses:

●	Selling, general and administrative expenses declined by $440,000 in Q1 2018 compared to the prior-year period.
●	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $203,000 in Q1 2018, compared to the prior-year period.
●	Sales and marketing expenses decreased by $241,000 in Q1 2018 compared to the prior-year period. Components of the decrease include:
o	$166,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$74,000 decrease in video production and other sales development expense in Q1 2018 compared to the prior-year period. Much of these expenses in Q1 2017 were related to the Fit3 new product launch.
Offsetting increases include:
o	$71,000 increase in distributor conferences and meeting expenses.
●	Other general and administrative expenses decreased by $28,000 in Q1 2018 versus the prior-year period.

Other Income/Expense:

●	The other income in Q1 2018 and Q1 2017 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes:

●	We reported an income tax expense of $17,000 for Q1 2018 related to income taxes on our earnings in our Philippine entity and minimum U.S. state income tax expense.
●	See Note 5 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●	We reported a net loss of $238,000 in Q1 2018 compared to a net income of $524,000 in the prior-year quarter primarily the result of the decrease in net sales in the United States.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2018, we generated $500,000 of net cash from operating activities, $17,000 was provided by investing activities, and we used $108,000 in financing activities. This compares to $530,000 of net cash provided by operating activities, $235,000 used in investing activities, and $114,000 used in financing activities in the same period of 2017. Cash and cash equivalents increased by $404,000 to $3.68 million as of March 31, 2018 compared to December 31, 2017.

Significant changes in working capital items consisted of a decrease in inventory of $394,000, an increase in prepaid expenses/other current assets of $320,000, and an increase of $561,000 in accounts payable and accrued expenses in the first three months of 2018. The decrease in inventory is the result of a decrease in production to correspond to the decrease in sales, and the increase in prepaid expenses/other current assets primarily represents the annual premium payments made in the first quarter of 2018 on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is result of a financing arrangement for our annual corporate insurance policy renewals, coupled with an increase in payroll and payroll taxes payable as the result of our change from a semi-monthly to a bi-weekly payroll cycle in the United States.

Investing activities during the first three months of 2018 consisted of a net investment of $11,000 for capital expenditures, offset by payments received on a distributor note receivable of $28,000. Financing activities during the first three months of 2018 consisted of principal payments of $108,000 on long-term borrowings.

Stockholders’ equity decreased to $13.79 million at March 31, 2018 compared to $14.36 million at December 31, 2017. The decrease is primarily due to our net loss during the first three months of 2018 of $238,000 and a reduction of $368,000 due to the recognition of deferred revenue under ASU No. 2014-09. Our working capital balance was $1.77 million at March 31, 2018 compared to $2.14 million at December 31, 2017. The current ratio at March 31, 2018 was 1.25 compared to 1.34 at December 31, 2017.

Effective September 30, 2015, the Company entered into a series of lending agreements with our primary lender which included agreements for a $3.25 million term loan and a $3.5 million revolving credit facility. These lending agreements replaced similar borrowings under agreements with the Company’s former primary lender.

The $3.25 million term loan was for a period of three years and required monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. Effective with an April 11, 2018 loan agreement amendment, under similar monthly payment and interest rate terms, the term loan’s balloon payment due date has been extended from September 30, 2018 to April 29, 2019. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 3.94% at March 31, 2018.

The $3.5 million revolving line of credit agreement, originally dated September 30, 2015, accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and had an original term of one year. Effective September 30, 2016, the revolving line of credit agreement was extended under similar terms to April 30, 2018. Effective with an April 11, 2018 loan amendment, the revolving line of credit’s term has been extended from April 30, 2018 to April 29, 2019 and the revolver’s maximum borrowing amount has been reduced from $3.5 million to $2.0 million. At March 31, 2018, outstanding borrowings under the revolving line of credit are $500,000. The interest rate on revolver borrowings is identical to the term loan.

Borrowings under the lending agreements continue to be secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company's Chief Executive Officer, which was assigned to the lender, and by a mortgage on the real estate of the Company's headquarters.

The loan agreements, including the April 2018 loan amendment, include quarterly financial covenants requiring the Company to maintain net tangible worth of not less than $9.5 million, and i) a cumulative minimum EBITDA requirement of $200,000; $400,000; $600,000; and $800,000 for the fiscal periods ending March 30, 2018; June 30, 2018; September 30, 2018; and December 31, 2018; respectively; and ii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2019.

As defined, EBITDA equals the Company's consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender.

At March 31, 2018, we were not in compliance with our quarterly financial loan covenant requirements. On May 4, 2018, our lender agreed to waive our non-compliance with the tangible net worth and minimum EBITDA covenants for the March 31, 2018 reporting period; however, we cannot provide any assurance that the lender will waive any financial loan covenant non-compliance in any future quarterly reporting periods. Furthermore, we are unable to provide reasonable assurance that future operating results will achieve compliance with our quarterly financial loan covenant requirements. Accordingly, we have presented our outstanding loan balances as current liabilities in the March 31, 2018 condensed consolidated balance sheets.

We believe that our cash on hand and our ability, if necessary, to borrow a significant portion of or liquidate the cash surrender value of our key-man life insurance policy, will be sufficient to meet our working capital requirements and debt service requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2018. Except for the required adoption of ASU No. 2014-09, our critical accounting policies remain unchanged as of March 31, 2018.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2018, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit Number	Document

10.1

Second Amendment to Loan Agreement dated April 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

10.2

Change in Terms Agreement (term loan) dated April 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

10.3

Change in Terms Agreement (revolving credit facility) dated April 30, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

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

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors and Chief Executive Officer

Date: May 15, 2018

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 15, 2018