Form 10-Q
period 2018-06-30
RELIV INTERNATIONAL INC
filed 2018-08-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number

000-19932

RELIV’ INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	371172197
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

136 Chesterfield Industrial Boulevard	63005
Chesterfield, Missouri	(Zip Code)
(Address of principal executive offices)

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

The number of shares outstanding of the Registrant’s common stock as of August 6, 2018 was 1,845,160 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item No. 4	Controls and Procedures	20

Part II – Other Information

Item No. 6	Exhibits	20

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2018	2017
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,764,088	$3,272,788
Accounts receivable, less allowances of $25,000 in 2018 and $26,300 in 2017	213,975	29,760
Accounts and note due from employees and distributors	136,142	138,497
Inventories
Finished goods	2,155,494	2,762,249
Raw materials	1,825,096	1,653,466
Sales aids and promotional materials	124,611	139,770
Total inventories	4,105,201	4,555,485

Refundable income taxes	22,936	26,552
Cash surrender value of life insurance	3,067,360	-
Prepaid expenses and other current assets	638,815	372,602
Total current assets	10,948,517	8,395,684

Other assets	338,139	337,190
Cash surrender value of life insurance	-	3,086,522
Note receivable due from distributor	1,344,513	1,405,113
Intangible assets, net	2,061,256	2,174,248

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,951,041	9,950,190
Machinery & equipment	4,789,933	4,755,727
Office equipment	1,154,955	1,183,115
Computer equipment & software	2,268,208	2,261,038
	19,069,327	19,055,260
Less: Accumulated depreciation	13,627,981	13,378,021
Net property, plant and equipment	5,441,346	5,677,239

Total assets	$20,133,771	$21,075,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2018	2017
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,304,912	$1,667,495
Distributors' commissions payable	1,035,685	1,115,649
Sales taxes payable	135,618	154,958
Deferred revenue	356,028	-
Payroll and payroll taxes payable	239,386	261,916
Total accounts payable and accrued expenses	4,071,629	3,200,018

Income taxes payable	5,065	12,616
Revolving line of credit	500,000	500,000
Current portion of long-term debt	2,355,861	2,545,421
Total current liabilities	6,932,555	6,258,055

Noncurrent liabilities:
Other noncurrent liabilities	458,750	453,354
Total noncurrent liabilities	458,750	453,354

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2018 and 2017	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,845,160 shares outstanding as of 6/30/2018; 2,110,013 shares issued and 1,845,160 shares outstanding as of 12/31/2017	2,110	2,110
Additional paid-in capital	30,613,989	30,598,920
Accumulated deficit	(11,624,056)	(10,040,229)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(911,017)	(857,654)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	12,742,466	14,364,587

Total liabilities and stockholders' equity	$20,133,771	$21,075,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Product sales	$7,920,596	$9,258,809	$17,311,977	$21,093,925
Handling & freight income	539,145	747,819	1,151,003	1,690,485

Net sales	8,459,741	10,006,628	18,462,980	22,784,410

Costs and expenses:
Cost of products sold	2,356,274	2,328,452	4,706,016	5,163,977
Distributor royalties and commissions	2,827,357	3,554,773	6,219,102	8,053,326
Selling, general and administrative	4,215,641	4,631,860	8,701,536	9,558,139

Total costs and expenses	9,399,272	10,515,085	19,626,654	22,775,442

Income (loss) from operations	(939,531)	(508,457)	(1,163,674)	8,968

Other income (expense):
Interest income	23,547	25,827	47,499	51,353
Interest expense	(45,222)	(27,448)	(76,787)	(52,289)
Other income	6,252	12,413	16,703	45,096

Income (loss) before income taxes	(954,954)	(497,665)	(1,176,259)	53,128
Provision for income taxes	23,000	22,000	40,000	49,000

Net income (loss)	$(977,954)	$(519,665)	$(1,216,259)	$4,128

Other comprehensive income (loss):
Foreign currency translation adjustment	(78,591)	65,162	(53,363)	90,634

Comprehensive income (loss)	$(1,056,545)	$(454,503)	$(1,269,622)	$94,762

Earnings (loss) per common share - Basic	$(0.53)	$(0.28)	$(0.66)	$0.00
Weighted average shares	1,845,000	1,845,000	1,845,000	1,845,000

Earnings (loss) per common share - Diluted	$(0.53)	$(0.28)	$(0.66)	$0.00
Weighted average shares	1,845,000	1,845,000	1,845,000	1,846,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30
	2018	2017

Operating activities:
Net income (loss)	$(1,216,259)	$4,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	403,430	435,261
Stock-based compensation	15,069	16,888
Non-cash life insurance policy reduction / (accretion)	19,162	(60,270)
(Gain) loss on sale of property, plant and equipment	(2,838)	(11,361)
Deferred income taxes	-	10,000
Foreign currency transaction (gain) loss	(194)	(35,184)
(Increase) decrease in accounts receivable and accounts due from employees and distributors	(180,145)	40,767
(Increase) decrease in inventories	415,760	112,036
(Increase) decrease in refundable income taxes	3,616	68,516
(Increase) decrease in prepaid expenses and other current assets	(274,252)	(342,897)
(Increase) decrease in other assets	(948)	(24,907)
Increase (decrease) in income taxes payable	(6,930)	-
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	568,291	126,216

Net cash provided by (used in) operating activities	(256,238)	339,193

Investing activities:
Purchase of property, plant and equipment	(56,968)	(403,910)
Proceeds from the sale of property, plant and equipment	3,888	11,900
Payments received on distributor note receivable	57,079	53,763

Net cash provided by (used in) investing activities	3,999	(338,247)

Financing activities:
Principal payments on long-term borrowings	(189,560)	(228,336)

Net cash used in financing activities	(189,560)	(228,336)

Effect of exchange rate changes on cash and cash equivalents	(66,901)	69,501

Increase (decrease) in cash and cash equivalents	(508,700)	(157,889)

Cash and cash equivalents at beginning of period	3,272,788	3,606,817

Cash and cash equivalents at end of period	$2,764,088	$3,448,928

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2018

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

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

New Accounting Pronouncements – Adopted January 1, 2018

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (including amendments), and applied the new revenue standard to all contracts using the modified retrospective method. Under this method, prior quarters are not restated. Upon adoption, the Company recognized the cumulative effect of applying the new revenue standard as a reduction of $367,568 (with zero net tax effect) to the opening retained earnings (accumulated deficit) balance.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption to the Company’s financial position and results from operations are as follows:

	Balance at	Adjustments	Balance at
	December 31	Due to	January 1
	2017	ASU 2014-09	2018
Liabilities and stockholders' equity
Accumulated deficit	$(10,040,229)	$(367,568)	$(10,407,797)
Deferred revenue	-	367,568	367,568

	Three Months Ended June 30, 2018
		Without	Effect of
		Adoption of	Change
	As Reported	ASU 2014-09	Higher/(Lower)
Operating results
Net sales	$8,459,741	$8,460,954	$(1,213)
Net income (loss)	(977,954)	(976,741)	(1,213)

	Six Months Ended June 30, 2018
		Without	Effect of
		Adoption of	Change
	As Reported	ASU 2014-09	Higher/(Lower)
Operating results
Net sales	$18,462,980	$18,452,001	$10,979
Net income (loss)	(1,216,259)	(1,227,238)	10,979

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

Description of Products and Services by Region and Category

The Company operates in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Net sales to external customers
United States	$6,336,387	$7,449,858	$14,006,448	$17,708,797
Australia/New Zealand	177,536	227,032	409,464	486,458
Canada	161,557	217,085	403,677	481,388
Mexico	112,411	89,221	219,782	246,538
Europe (1)	1,030,546	1,307,383	2,195,430	2,508,158
Asia (2)	641,304	716,049	1,228,179	1,353,071
Total net sales	$8,459,741	$10,006,628	$18,462,980	$22,784,410

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, and Indonesia.

The Company classifies its sales into two categories of sales products plus handling & freight income. Net sales by product category, as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Net sales by product category
Nutritional and dietary supplements	$7,606,674	$8,917,319	$16,676,031	$20,336,938
Sales aids and other	313,922	341,490	635,946	756,987
Handling & freight income	539,145	747,819	1,151,003	1,690,485
Total net sales	$8,459,741	$10,006,628	$18,462,980	$22,784,410

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(977,954)	$(519,665)	$(1,216,259)	$4,128
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	1,845,000	1,845,000	1,845,000	1,845,000

Dilutive effect of employee stock options and other warrants	-	-	-	1,000

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	1,845,000	1,845,000	1,845,000	1,846,000

Basic earnings (loss) per share	$(0.53)	$(0.28)	$(0.66)	$0.00
Diluted earnings (loss) per share	$(0.53)	$(0.28)	$(0.66)	$0.00

Options and warrants to purchase 120,242 shares of common stock for the three months and six months ended June 30, 2018, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 146,715 shares of common stock and 142,013 shares of common stock for the three months and six months ended June 30, 2017, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

June 30, 2018
Long-term debt	$2,855,861	$2,855,861	-	$2,855,861	-
Note receivable	1,463,926	1,579,000	-	1,579,000	-
Marketable securities	331,000	331,000	$331,000	-	-

December 31, 2017
Long-term debt	$3,045,421	$3,045,421	-	$3,045,421	-
Note receivable	1,521,005	1,684,000	-	1,684,000	-
Marketable securities	330,000	330,000	$330,000	-	-

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Debt – Subsequent Events

	June 30	December 31
	2018	2017

Term loan	$2,355,861	$2,545,421
Revolving line of credit	500,000	500,000
	2,855,861	3,045,421
Less current portion	2,855,861	3,045,421
Total long-term debt	$-	$-

The original September 30, 2015 $3.25 million term loan requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. Effective with an April 11, 2018 loan agreement amendment, under similar monthly payment and interest rate terms, the term loan’s balloon payment due date has been extended from September 30, 2018 to April 29, 2019. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 4.26% at June 30, 2018.

Effective with an April 11, 2018 loan amendment, the revolving line of credit’s term has been extended from April 30, 2018 to April 29, 2019 and the revolver’s maximum borrowing amount has been reduced from $3.5 million to $2.0 million. At June 30, 2018, outstanding borrowings under the revolving line of credit were $500,000. The interest rate on revolver borrowings is identical to the term loan.

Borrowings under the lending agreements continued to be secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company's Chief Executive Officer, which was assigned to the lender, and by a mortgage on the real estate of the Company's headquarters.

The loan agreements, including the April 2018 loan amendment, include quarterly financial covenants requiring the Company to maintain net tangible worth of not less than $9.5 million, and i) a cumulative minimum EBITDA requirement of $400,000; $600,000; and $800,000 for the fiscal periods ending June 30, 2018; September 30, 2018; and December 31, 2018; respectively; and ii) a minimum EBITDA of $200,000 for the quarter ended March 31, 2019.

As defined, EBITDA equals the Company's consolidated net income for such period, before interest expense, income tax expense, depreciation and amortization, and management fees, and further adjusted to exclude any gain or loss on the sale of assets, other extraordinary gains or losses, and any one-time adjustment approved by the lender.

At June 30, 2018, the Company was current on all principal and interest payments due to its lender. In July 2018, management voluntarily elected to redeem the cash surrender value (CSV) of the Company’s whole life insurance policy maintained on the life of the Company’s Board of Directors’ Chairman and former Chief Executive Officer. Upon redemption and related receipt of the $3.07 million CSV proceeds, the Company simultaneously remitted to its lender $2.86 million of the CSV proceeds to be applied towards the full reduction of its outstanding term loan and revolver loan balances. Following this series of July 2018 transactions, the balances of the Company’s term loan, revolver loan, and life insurance policy balances were zero. Based upon the aforementioned July 2018 activity, the Company has presented the June 30, 2018 balances of the life insurance policy, term loan, and revolver loan as current assets and current liabilities, respectively, in the June 30, 2018 condensed consolidated balance sheets.

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

In prior years, the Company recorded a valuation allowance on all of its domestic and foreign deferred tax assets. The effective income tax rate was (3.4)% and 92.2% for the six months ended June 30, 2018 and 2017, respectively. The income tax provision amounts for the six months ended June 30, 2018 and 2017, respectively, primarily represent estimated income taxes in certain U.S. states and one of the Company’s foreign subsidiaries.

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

As of December 31, 2017, management’s estimated reserve (net of deposits) for this matter was approximately $181,000 and remains unchanged in the first half of 2018. In May 2018, the Company received a formal notice of denial of one of its appeals under the tax agency’s administrative judicial resolution process; however, management continues to pursue other available legal processes as the Company maintains its position that it is not liable for the majority of the alleged tax deficiencies.

6. Restructuring Activities

In April 2018, the Company announced the June 30, 2018 closing of the operations of its Reliv Indonesia subsidiary. The total cost of this program, primarily representing employee severance costs, facility exit costs, and a write-down of inventory to its net realizable value, is approximately $77,000, and is included in the company’s operating results for the quarter ended June 30, 2018.

At June 30, 2018, the remaining reserve for Indonesia closing activities is approximately $14,000. Management estimates that the Indonesia closing reserve will be paid out by the completion of fiscal 2018.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 75.9% of worldwide net sales for the six months ended June 30, 2018 and 77.7% of worldwide net sales for the six months ended June 30, 2017. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2018, consisted of approximately 31,140 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 15.5% in the three months ended June 30, 2018 compared to the same period in 2017. During the second quarter of 2018 (“Q2 2018”), sales in the United States decreased by 15.0%, and international sales decreased by 16.9% over the prior-year period. International sales, when reported in U.S. dollars, were favorably impacted by a weaker U.S. dollar versus most of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 18.4%.

          The following table summarizes net sales by geographic market for the three months ended June 30, 2018 and 2017.

	Three months ended June 30,
	2018		2017		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$6,336	74.9%	$7,450	74.4%	$(1,114)	(15.0)%
Australia/New Zealand	178	2.1	227	2.3	(49)	(21.6)
Canada	162	1.9	217	2.2	(55)	(25.3)
Mexico	112	1.3	89	0.9	23	25.8
Europe	1,031	12.2	1,308	13.1	(277)	(21.2)
Asia	641	7.6	716	7.1	(75)	(10.5)
Consolidated total	$8,460	100.0%	$10,007	100.0%	$(1,547)	(15.5)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,
	2018		2017		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$14,006	75.9%	$17,709	77.7%	$(3,703)	(20.9)%
Australia/New Zealand	410	2.2	486	2.1	(76)	(15.6)
Canada	404	2.2	481	2.1	(77)	(16.0)
Mexico	220	1.2	247	1.1	(27)	(10.9)
Europe	2,195	11.9	2,508	11.0	(313)	(12.5)
Asia	1,228	6.6	1,353	6.0	(125)	(9.2)
Consolidated total	$18,463	100.0%	$22,784	100.0%	$(4,321)	(19.0)%

The following table sets forth, as of June 30, 2018 and 2017, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. We include Preferred Customers as part of our Active Distributor count, and Preferred Customers represent approximately 4,760 and 4,960 of the Active Distributor count as of June 30, 2018 and 2017, respectively.

	June 30, 2018		June 30, 2017		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	21,060	2,270	24,670	2,690	(14.6)%	(15.6)%
Australia/New Zealand	1,030	80	1,240	110	(16.9)	(27.3)
Canada	580	80	740	90	(21.6)	(11.1)
Mexico	780	70	770	60	1.3	16.7
Europe	3,290	380	4,130	430	(20.3)	(11.6)
Asia	4,400	320	3,560	350	23.6	(8.6)
Consolidated total	31,140	3,200	35,110	3,730	(11.3)%	(14.2)%

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

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 6/30/2018	$6,336	$178	$162	$112	$1,031	$641	$2,124
Quarter ended 6/30/2017	$7,450	$227	$217	$89	$1,308	$716	$2,557

% change in sales-Q2 2018 vs. Q2 2017:
in USD	-15.0%	-21.6%	-25.3%	25.8%	-21.2%	-10.5%	-16.9%
due to currency fluctuation	-	0.4%	3.2%	-5.2%	4.5%	-3.6%	1.5%
Sales in local currency (non-GAAP)	-15.0%	-22.0%	-28.5%	31.0%	-25.7%	-6.9%	-18.4%

# of new distributors-Q2 2018 (1)	979	37	20	140	373	664	1,234
# of new distributors-Q2 2017 (1)	981	39	42	56	528	684	1,349
% change	-0.2%	-5.1%	-52.4%	150.0%	-29.4%	-2.9%	-8.5%

# of new Master Affiliates-Q2 2018	84	0	3	15	31	27	76
# of new Master Affiliates-Q2 2017	139	2	2	1	39	70	114
% change	-39.6%	-100.0%	50.0%	1400.0%	-20.5%	-61.4%	-33.3%

# of Product orders-Q2 2018	26,092	1,093	604	887	3,347	7,113	13,044
# of Product orders-Q2 2017	31,724	1,439	827	702	4,576	7,207	14,751
% change	-17.8%	-24.0%	-27.0%	26.4%	-26.9%	-1.3%	-11.6%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
YTD ended 6/30/2018	$14,006	$410	$404	$220	$2,195	$1,228	$4,457
YTD ended 6/30/2017	$17,709	$486	$481	$247	$2,508	$1,353	$5,075

% change in sales-YTD 2018 vs. YTD 2017:
in USD	-20.9%	-15.6%	-16.0%	-10.9%	-12.5%	-9.2%	-12.2%
due to currency fluctuation	-	1.9%	3.7%	1.4%	7.4%	-2.8%	3.5%
Sales in local currency (non-GAAP)	-20.9%	-17.5%	-19.7%	-12.3%	-19.9%	-6.4%	-15.7%

# of new distributors-YTD 2018 (2)	1,957	78	58	223	715	1,203	2,277
# of new distributors-YTD 2017 (2)	2,594	105	86	139	994	1,387	2,711
% change	-24.6%	-25.7%	-32.6%	60.4%	-28.1%	-13.3%	-16.0%

# of new Master Affiliates-YTD 2018	184	6	10	25	61	81	183
# of new Master Affiliates-YTD 2017	294	5	5	8	73	158	249
% change	-37.4%	20.0%	100.0%	212.5%	-16.4%	-48.7%	-26.5%

# of Product orders-YTD 2018	52,729	2,297	1,235	1,638	6,954	13,666	25,790
# of Product orders-YTD 2017	66,732	2,891	1,641	1,795	9,280	12,882	28,489
% change	-21.0%	-20.5%	-24.7%	-8.7%	-25.1%	6.1%	-9.5%

(1) The new distributor totals for Q2 2018 and Q2 2017 include 943 and 964, respectively, of new worldwide preferred customers.
(2) The new distributor totals for YTD 2018 and YTD 2017 include 1,725 and 1,983, respectively, of new worldwide preferred customers.

United States

●	Net sales in the United States declined by 15.0% in Q2 2018 compared to the prior-year period as all measurements of distributor activity declined.
●	In May 2018, we launched Reliv Now® with Whey to provide our cornerstone Now product in an alternative protein source. In Q2 2018, Now with Whey represented 2.8% of net sales in the United States.
●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 16.0% and 12.3% of net sales in the United States, respectively, in Q2 2018. Reliv Now and LunaRich X represented 16.8% and 13.7%, respectively, of net sales in the United States in the prior-year quarter. Sales of the Fit3 product line represented 2.9% of net sales in the U.S. in Q2 2018 compared to 4.9% of sales in the prior-year quarter.

●	Distributor enrollments and new Master Affiliate qualifications decreased by 0.2% and 39.6%, respectively, in Q2 2018 compared to the prior year quarter.
●

Distributor retention was 72.1% for the twelve month period ended June 30, 2018 compared to 71.5% for all of 2017. Distributor retention is determined by the percentage of active distributors from 2017 that renewed their distributorships in 2018.

●

Our average order size in Q2 2018 decreased by 2.0% to $317 at suggested retail value compared to the prior-year quarter. Also, the number of product orders decreased by 17.8% in Q2 2018 compared to the prior year quarter.

International Operations

●

The average foreign exchange rate for the U.S. dollar for YTD 2018 was weaker against most of the currencies in which we conduct business, except for the Philippine peso, when compared to the average foreign exchange rates for the six months ended June 30, 2017.

●

We continue to review prices and margins in all of our international markets and plan to make adjustments as needed, as we increased prices in most of our markets in 2017. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.

●

Australia/New Zealand and Canadian net sales in Q2 2018 decreased by 22.0% and 28.5%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market. We terminated our sales manager in AUS/NZ during Q2 2018.

●

Net sales in Mexico increased by 31.0% in local currency in Q2 2018 compared to the prior-year quarter. Sales in Mexico have begun to rebound as we have installed new promotions in the market and supported it with additional corporate-sponsored events.

●

Net sales in Europe decreased by 25.7% in local currency in Q2 2018 compared to the prior-year quarter. Distributor activity declined both in the form of new distributor and preferred customer enrollments and number of product orders placed in the region.

●

Sales in Asia decreased by 6.9% in local currency in Q2 2018 compared to the prior-year quarter. Local currency sales in the Philippines, our largest market in the region, declined 10.6% as sales were particularly strong in Q2 2017 in advance of a price increase that became effective on July 1, 2017.

●	We have ceased formal operations in Indonesia as of June 30, 2018, and we recognized closing costs of approximately $77,000 in Q2 2018

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2018 and 2017. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data

(amounts in thousands)	Three months ended
	June 30, 2018		June 30, 2017
	Amount	% of net sales	Amount	% of net sales

Net sales	$8,460	100.0%	$10,007	100.0%
Costs and expenses:
Cost of products sold	2,356	27.9	2,328	23.3
Distributor royalties and commissions	2,827	33.4	3,555	35.5
Selling, general and administrative	4,216	49.8	4,632	46.3

Loss from operations	(939)	(11.1)	(508)	(5.1)
Interest income	23	0.3	26	0.3
Interest expense	(45)	(0.6)	(28)	(0.3)
Other income	6	0.1	12	0.1

Loss before income taxes	(955)	(11.3)	(498)	(5.0)
Provision for income taxes	23	0.3	22	0.2

Net loss	$(978)	(11.6)%	$(520)	(5.2)%

Loss per common share-Basic and Diluted	$(0.53)		$(0.28)

	Six months ended
	June 30, 2018		June 30, 2017
	Amount	% of net sales	Amount	% of net sales

Net sales	$18,463	100.0%	$22,784	100.0%
Costs and expenses:
Cost of products sold	4,706	25.5	5,164	22.7
Distributor royalties and commissions	6,219	33.7	8,053	35.3
Selling, general and administrative	8,702	47.1	9,558	42.0

Income (loss) from operations	(1,164)	(6.3)	9	-
Interest income	48	0.3	51	0.2
Interest expense	(77)	(0.5)	(52)	(0.2)
Other income	17	0.1	45	0.2

Income (loss) before income taxes	(1,176)	(6.4)	53	0.2
Provision for income taxes	40	0.2	49	0.2

Net income (loss)	$(1,216)	(6.6)%	$4	-%

Income (loss) per common share-
Basic and Diluted	$(0.66)		$-

Cost of Products Sold:

●

The cost of products sold as a percentage of net sales in Q2 2018 and YTD 2018 increased compared to the prior-year periods. The cost of products sold as a percentage of net sales in Q2 and YTD 2018 was negatively impacted by lower plant utilization and promotions in the United States that reduced our handling and freight income.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q2 2018 and YTD 2018 decreased as a percentage net sales when compared to the prior-year periods. Over the course of 2017, we increased the prices of our products in most of our markets, with prices increased in the U.S. and Canada effective November 1, 2017. As part of the price increase, we did not increase the BV of the products. The BV represents the amount per commissionable product that is paid in distributor royalties and commissions. This accounts for the slight decrease in royalties and commissions expense as a percentage of net sales.

Selling, General and Administrative Expenses:

●	Selling, general and administrative expenses declined by $416,000 in Q2 2018 and declined by $857,000 in YTD 2018 compared to the prior-year periods.
●	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $275,000 in YTD 2018, compared to the prior-year period.
●	Sales and marketing expenses decreased by $553,000 in YTD 2018 compared to the prior-year period. Components of the decrease include:
o	$286,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$72,000 decrease in video production and other sales development expense in YTD 2018 compared to the prior-year period. The decrease relates to Fit3 new product launch expenses incurred in Q1 2017.
o	$59,000 decrease in distributor conferences and meeting expenses as we are holding two smaller spring and fall conferences in 2018 versus one major conference.
o	$52,000 decrease in promotions expense as we have reduced such activities in 2018 relative to the level of sales.
●	Other general and administrative expenses decreased by $53,000 in YTD 2018 versus the prior-year period.
o	General and administrative expenses in Indonesia for YTD 2018 included $77,000 of severance and other expenses related to the closing of the office and operations in that country as of June 30, 2018.

Other Income/Expense:

●	The other income in YTD 2018 and YTD 2017 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes:

●

We reported an income tax expense of $40,000 for YTD 2018 related to income taxes on our earnings in our Philippine entity and minimum U.S. state income tax expense. No tax benefits have been recorded for the U.S. Federal or other tax jurisdictions due to our loss position and full valuation allowance.

●	See Note 5 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●

We reported a net loss of $978,000 in Q2 2018 compared to a net loss of $520,000 in the prior-year quarter and a net loss of $1.2 million in YTD 2018 compared to net income of $4,000 in YTD 2017. The losses are primarily the result of the decrease in net sales in the United States.

Liquidity and Capital Resources

During the first six months of 2018, we used $256,000 of net cash in operating activities, $4,000 was provided by investing activities, and we used $190,000 in financing activities. This compares to $339,000 of net cash provided by operating activities, $338,000 used in investing activities, and $228,000 used in financing activities in the same period of 2017. Cash and cash equivalents decreased by $509,000 to $2.76 million as of June 30, 2018 compared to December 31, 2017.

Significant changes in working capital items consisted of a decrease in inventory of $416,000, an increase in prepaid expenses/other current assets of $274,000, and an increase of $568,000 in accounts payable and accrued expenses in the first six months of 2018. The decrease in inventory is the result of a decrease in production to correspond to the level of sales, and the increase in prepaid expenses/other current assets primarily represents the annual premium payments made in the first quarter of 2018 on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is result of a financing arrangement for our annual corporate insurance policy renewals, coupled with an increase in trade payables and the annual accruals for property taxes and other expenses that cycle on a calendar year basis.

Investing activities during the first six months of 2018 consisted of a net investment of $53,000 for capital expenditures, offset by payments received on a distributor note receivable of $57,000. Financing activities during the first six months of 2018 consisted of principal payments of $190,000 on long-term borrowings.

Stockholders’ equity decreased to $12.74 million at June 30, 2018 compared to $14.36 million at December 31, 2017. The decrease is primarily due to our net loss during the first six months of 2018 of $1.2 million and a reduction of $368,000 due to the recognition of deferred revenue under ASU No. 2014-09. Our working capital balance was $4.02 million at June 30, 2018 compared to $2.14 million at December 31, 2017. The current ratio at June 30, 2018 was 1.58 compared to 1.34 at December 31, 2017.

The original September 30, 2015 $3.25 million term loan requires monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. Effective with an April 11, 2018 loan agreement amendment, under similar monthly payment and interest rate terms, the term loan’s balloon payment due date was extended from September 30, 2018 to April 29, 2019. The term loan's interest rate is based on the 30-day LIBOR plus 2.25% and was 4.26% at June 30, 2018.

Effective with an April 11, 2018 loan amendment, the revolving line of credit’s term has been extended from April 30, 2018 to April 29, 2019 and the revolver’s maximum borrowing amount was reduced from $3.5 million to $2.0 million. At June 30, 2018, outstanding borrowings under the revolving line of credit were $500,000. The interest rate on revolver borrowings is identical to the term loan.

At June 30, 2018, Borrowings under the lending agreements continued to be secured by all tangible and intangible assets of the Company, a whole life insurance policy on the life of the Company's Chief Executive Officer, which was assigned to the lender, and by a mortgage on the real estate of the Company's headquarters.

At June 30, 2018, the Company was current on all principal and interest payments due to its lender. In July 2018, management voluntarily elected to redeem the cash surrender value (CSV) of the Company’s whole life insurance policy maintained on the life of the Company’s Board of Directors’ Chairman and former Chief Executive Officer. Upon redemption and related receipt of the $3.07 million CSV proceeds, the Company simultaneously remitted to its lender $2.86 million of the CSV proceeds to be applied towards the full reduction of its outstanding term loan and revolver loan balances. Following this series of July 2018 transactions, the balances of the Company’s term loan, revolver loan, and life insurance policy balances were zero. Based upon the aforementioned July 2018 activity, the Company has presented the June 30, 2018 balances of the life insurance policy, term loan, and revolver loan as current assets and current liabilities, respectively, in the June 30, 2018 condensed consolidated balance sheets.

We believe that our cash on hand will be sufficient to meet our working capital requirements for the next twelve months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2018. Except for the required adoption of ASU No. 2014-09, our critical accounting policies remain unchanged as of June 30, 2018.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2018, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date: August 14, 2018

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 14, 2018