Form 10-Q
period 2018-09-30
RELIV INTERNATIONAL INC
filed 2018-11-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the Registrant’s common stock as of November 6, 2018 was 1,845,160 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item No. 4	Controls and Procedures	20

Part II – Other Information

Item No. 6	Exhibits	20

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2018	2017
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,372,837	$3,272,788
Accounts receivable, less allowances of $25,000 in 2018 and $26,300 in 2017	326,572	29,760
Accounts and note due from employees and distributors	140,562	138,497
Inventories
Finished goods	2,263,325	2,762,249
Raw materials	2,092,336	1,653,466
Sales aids and promotional materials	122,126	139,770
Total inventories	4,477,787	4,555,485

Refundable income taxes	23,179	26,552
Prepaid expenses and other current assets	573,918	372,602
Total current assets	7,914,855	8,395,684

Other assets	400,493	337,190
Cash surrender value of life insurance	-	3,086,522
Note receivable due from distributor	1,313,526	1,405,113
Intangible assets, net	2,004,759	2,174,248

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	9,945,344	9,950,190
Machinery & equipment	4,790,063	4,755,727
Office equipment	1,159,362	1,183,115
Computer equipment & software	2,243,587	2,261,038
	19,043,546	19,055,260
Less: Accumulated depreciation	13,710,855	13,378,021
Net property, plant and equipment	5,332,691	5,677,239

Total assets	$16,966,324	$21,075,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2018	2017
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,434,298	$1,667,495
Distributors' commissions payable	975,083	1,115,649
Sales taxes payable	129,542	154,958
Deferred revenue	345,929	-
Payroll and payroll taxes payable	348,706	261,916
Total accounts payable and accrued expenses	4,233,558	3,200,018

Income taxes payable	6,131	12,616
Revolving line of credit	-	500,000
Current portion of long-term debt	-	2,545,421
Total current liabilities	4,239,689	6,258,055

Noncurrent liabilities:
Other noncurrent liabilities	518,180	453,354
Total noncurrent liabilities	518,180	453,354

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2018 and 2017	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,845,160 shares outstanding as of 9/30/2018; 2,110,013 shares issued and 1,845,160 shares outstanding as of 12/31/2017	2,110	2,110
Additional paid-in capital	30,621,523	30,598,920
Accumulated deficit	(12,166,358)	(10,040,229)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(910,260)	(857,654)
Treasury stock	(5,338,560)	(5,338,560)

Total stockholders' equity	12,208,455	14,364,587

Total liabilities and stockholders' equity	$16,966,324	$21,075,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Product sales	$7,817,526	$8,385,999	$25,129,503	$29,479,924
Handling & freight income	519,519	683,324	1,670,522	2,373,809

Net sales	8,337,045	9,069,323	26,800,025	31,853,733

Costs and expenses:
Cost of products sold	2,383,942	1,949,670	7,089,958	7,113,647
Distributor royalties and commissions	2,639,863	3,199,596	8,858,965	11,252,922
Selling, general and administrative	3,845,304	4,253,675	12,546,840	13,811,814

Total costs and expenses	8,869,109	9,402,941	28,495,763	32,178,383

Loss from operations	(532,064)	(333,618)	(1,695,738)	(324,650)

Other income (expense):
Interest income	22,633	25,277	70,132	76,630
Interest expense	(16,408)	(27,183)	(93,195)	(79,472)
Other income (expense)	(8,462)	(4,579)	8,241	40,517

Loss before income taxes	(534,301)	(340,103)	(1,710,560)	(286,975)
Provision (benefit) for income taxes	8,000	(21,000)	48,000	28,000

Net loss	$(542,301)	$(319,103)	$(1,758,560)	$(314,975)

Other comprehensive income (loss):
Foreign currency translation adjustment	757	43,666	(52,606)	134,300

Comprehensive loss	$(541,544)	$(275,437)	$(1,811,166)	$(180,675)

Loss per common share - Basic	$(0.29)	$(0.17)	$(0.95)	$(0.17)
Weighted average shares	1,845,000	1,845,000	1,845,000	1,845,000

Loss per common share - Diluted	$(0.29)	$(0.17)	$(0.95)	$(0.17)
Weighted average shares	1,845,000	1,845,000	1,845,000	1,845,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2018	2017

Operating activities:
Net loss	$(1,758,560)	$(314,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	601,194	653,625
Stock-based compensation	22,604	25,332
Non-cash life insurance policy reduction / (accretion)	20,329	(90,406)
(Gain) loss on sale of property, plant and equipment	2,574	(8,906)
Deferred income taxes	-	(6,000)
Foreign currency transaction (gain) loss	8,983	(29,299)
(Increase) decrease in accounts receivable and accounts due from employees and distributors	(295,226)	98,634
(Increase) decrease in inventories	31,270	(313,382)
(Increase) decrease in refundable income taxes	3,373	49,500
(Increase) decrease in prepaid expenses and other current assets	(212,124)	(21,418)
(Increase) decrease in other assets	(63,302)	(30,196)
Increase (decrease) in income taxes payable	(5,711)	26,950
Increase (decrease) in accounts payable & accrued expenses and other noncurrent liabilities	794,727	(632,607)

Net cash used in operating activities	(849,869)	(593,148)

Investing activities:
Purchase of property, plant and equipment	(96,700)	(430,083)
Proceeds from the sale of property, plant and equipment	5,270	13,001
Proceeds from redemption of life insurance policy	3,066,193	-
Payments received on distributor note receivable	86,266	81,254

Net cash provided by (used in) investing activities	3,061,029	(335,828)

Financing activities:
Principal payments on long-term borrowings	(3,045,421)	(282,496)

Net cash used in financing activities	(3,045,421)	(282,496)

Effect of exchange rate changes on cash and cash equivalents	(65,690)	70,066

Increase (decrease) in cash and cash equivalents	(899,951)	(1,141,406)

Cash and cash equivalents at beginning of period	3,272,788	3,606,817

Cash and cash equivalents at end of period	$2,372,837	$2,465,411

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2018

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

New Accounting Pronouncements – Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) which supersedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a lease term greater than twelve months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Subsequent to ASU No. 2016-02, the FASB issued related ASU’s, including ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach originally required by ASU No. 2016-02. This option under ASU No. 2018-11 allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

As required, the Company will adopt ASU 2016-02 on January 1, 2019. The Company expects to apply certain practical expedients permitted in the standard, as well as the prospective transition method. The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities not currently recorded in the Company’s consolidated financial statements. The Company continues to evaluate the amounts and other effects that the new standard will have on its consolidated financial statements and related disclosures.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption to the Company’s financial position and results from operations are as follows:

	Balance at	Adjustments	Balance at
	December 31	Due to	January 1
	2017	ASU 2014-09	2018
Liabilities and stockholders' equity
Accumulated deficit	$(10,040,229)	$(367,568)	$(10,407,797)
Deferred revenue	-	367,568	367,568

	Three Months Ended September 30, 2018
		Without	Effect of
		Adoption of	Change
	As Reported	ASU 2014-09	Higher/(Lower)
Operating results
Net sales	$8,337,045	$8,327,054	$9,991
Net income (loss)	(542,301)	(552,292)	9,991

	Nine Months Ended September 30, 2018
		Without	Effect of
		Adoption of	Change
	As Reported	ASU 2014-09	Higher/(Lower)
Operating results
Net sales	$26,800,025	$26,779,055	$20,970
Net income (loss)	(1,758,560)	(1,779,530)	20,970

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

Description of Products and Services by Region and Category

The Company operates in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2018	2017	2018	2017
Net sales to external customers
United States	$6,498,778	$7,082,540	$20,505,226	$24,791,337
Australia/New Zealand	155,663	224,419	565,126	710,877
Canada	153,189	199,877	556,866	681,265
Mexico	127,859	105,021	347,641	351,559
Europe (1)	807,097	890,783	3,002,528	3,398,941
Asia (2)	594,459	566,683	1,822,638	1,919,754
Total net sales	$8,337,045	$9,069,323	$26,800,025	$31,853,733

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, Singapore, and Indonesia.

The Company classifies its sales into two categories of sales products plus handling & freight income. Net sales by product category, as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2018	2017	2018	2017
Net sales by product category
Nutritional and dietary supplements	$7,514,349	$8,032,308	$24,190,379	$28,369,246
Sales aids and other	303,177	353,691	939,124	1,110,678
Handling & freight income	519,519	683,324	1,670,522	2,373,809
Total net sales	$8,337,045	$9,069,323	$26,800,025	$31,853,733

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Basic and Diluted Loss per Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	September 30		September 30
	2018	2017	2018	2017
Numerator:
Net loss	$(542,301)	$(319,103)	$(1,758,560)	$(314,975)
Denominator:
Denominator for basic loss per share – weighted average shares	1,845,000	1,845,000	1,845,000	1,845,000

Dilutive effect of employee stock options and other warrants	-	-	-	-

Denominator for diluted loss per share – adjusted weighted average shares	1,845,000	1,845,000	1,845,000	1,845,000

Basic loss per share	$(0.29)	$(0.17)	$(0.95)	$(0.17)
Diluted loss per share	$(0.29)	$(0.17)	$(0.95)	$(0.17)

Options and warrants to purchase 120,242 shares of common stock for the three months and nine months ended September 30, 2018, respectively, were not included in the denominator for diluted loss per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 146,715 shares of common stock for the three months and nine months ended September 30, 2017, respectively, were not included in the denominator for diluted loss per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

September 30, 2018
Long-term debt	$-	$-	-	$-	-
Note receivable	1,434,739	1,536,000	-	1,536,000	-
Marketable securities	400,000	400,000	$400,000	-	-

December 31, 2017
Long-term debt	$3,045,421	$3,045,421	-	$3,045,421	-
Note receivable	1,521,005	1,684,000	-	1,684,000	-
Marketable securities	330,000	330,000	$330,000	-	-

Long-term debt: The fair value of the Company’s term and revolver loans approximated carrying value as these loans were incurred within the past year and have variable market-based interest rates that reset every thirty days.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Debt

	September 30	June 30	December 31
	2018	2018	2017

Term loan	$-	$2,355,861	$2,545,421
Revolving line of credit	-	500,000	500,000
	-	2,855,861	3,045,421
Less current portion	-	2,855,861	3,045,421
Total long-term debt	$-	$-	$-

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

Effective with a September 11, 2018 loan amendment, the revolving line of credit’s maximum borrowing amount has been reduced from $2.0 million to $750,000. The revolver’s maturity date remains April 29, 2019 and the revolver's interest rate continues to be based on the 30-day LIBOR plus 2.25%. As of September 30, 2018, there were no outstanding borrowings on the revolving line of credit.

Borrowings under the lending agreement continue to be secured by all tangible and intangible assets of the Company and by a mortgage on the real estate of the Company's headquarters.

5. Income Taxes

During 2016 and 2017, the Company determined that it was more likely than not that U.S. federal and various state net operating losses primarily generated in 2016 and 2017 will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations.

In prior years, the Company recorded a valuation allowance on all of its domestic and foreign deferred tax assets. The effective income tax rate was (2.8)% and (9.8)% for the nine months ended September 30, 2018 and 2017, respectively. The income tax provision amounts for the nine months ended September 30, 2018 and 2017, respectively, primarily represent estimated income taxes in certain U.S. states and one of the Company’s foreign subsidiaries.

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

5. Income Taxes (continued)

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

As of December 31, 2017, management’s estimated reserve (net of deposits) for this matter was approximately $181,000 and remains unchanged in 2018. In May 2018, the Company received a formal notice of denial of one of its appeals under the tax agency’s administrative judicial resolution process; however, management continues to pursue other available legal processes as the Company maintains its position that it is not liable for the majority of the alleged tax deficiencies.

6. Restructuring Activities

In April 2018, the Company announced the June 30, 2018 closing of the operations of its Reliv Indonesia subsidiary. The total cost of this program, primarily representing employee severance costs, facility exit costs, and a write-down of inventory to its net realizable value, was approximately $77,000, and was included in the company’s operating results for the second quarter ended June 30, 2018.

At September 30, 2018, the remaining reserve for Indonesia closing activities is approximately $11,000. Management estimates that the Indonesia closing reserve will be paid out by the completion of fiscal 2018.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 76.5% of worldwide net sales for the nine months ended September 30, 2018 and 77.8% of worldwide net sales for the nine months ended September 30, 2017. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2018, consisted of approximately 30,550 distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 8.1% in the three months ended September 30, 2018 compared to the same period in 2017. During the third quarter of 2018 (“Q3 2018”), sales in the United States decreased by 8.2%, and international sales decreased by 7.5% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus most of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 3.3%.

          The following table summarizes net sales by geographic market for the three months ended September 30, 2018 and 2017.

	Three months ended September 30,
	2018		2017		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$6,499	78.0%	$7,082	78.1%	$(583)	(8.2)%
Australia/New Zealand	156	1.9	224	2.5	(68)	(30.4)
Canada	153	1.8	200	2.2	(47)	(23.5)
Mexico	128	1.5	105	1.2	23	21.9
Europe	807	9.7	891	9.8	(84)	(9.4)
Asia	594	7.1	567	6.2	27	4.8
Consolidated total	$8,337	100.0%	$9,069	100.0%	$(732)	(8.1)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,
	2018		2017		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$20,505	76.5%	$24,791	77.8%	$(4,286)	(17.3)%
Australia/New Zealand	565	2.1	711	2.2	(146)	(20.5)
Canada	557	2.1	681	2.2	(124)	(18.2)
Mexico	348	1.3	352	1.1	(4)	(1.1)
Europe	3,002	11.2	3,399	10.7	(397)	(11.7)
Asia	1,823	6.8	1,920	6.0	(97)	(5.1)
Consolidated total	$26,800	100.0%	$31,854	100.0%	$(5,054)	(15.9)%

The following table sets forth, as of September 30, 2018 and 2017, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. We include Preferred Customers as part of our Active Distributor count, and Preferred Customers represent approximately 4,840 and 5,010 of the Active Distributor count as of September 30, 2018 and 2017, respectively.

	September 30, 2018		September 30, 2017		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	20,390	2,290	23,860	2,750	(14.5)%	(16.7)%
Australia/New Zealand	1,010	80	1,180	110	(14.4)	(27.3)
Canada	570	80	710	80	(19.7)	---
Mexico	850	80	730	60	16.4	33.3
Europe	3,210	380	3,940	440	(18.5)	(13.6)
Asia	4,520	340	4,070	370	11.1	(8.1)
Consolidated total	30,550	3,250	34,490	3,810	(11.4)%	(14.7)%

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

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 9/30/2018	$6,499	$156	$153	$128	$807	$594	$1,838
Quarter ended 9/30/2017	$7,082	$224	$200	$105	$891	$567	$1,987

% change in sales-Q3 2018 vs. Q3 2017:
in USD	-8.2%	-30.4%	-23.5%	21.9%	-9.4%	4.8%	-7.5%
due to currency fluctuation	-	-6.8%	-4.8%	-7.0%	-2.2%	-5.5%	-4.2%
Sales in local currency (non-GAAP)	-8.2%	-23.6%	-18.7%	28.9%	-7.2%	10.3%	-3.3%

# of new distributors-Q3 2018 (1)	892	42	22	139	253	763	1,219
# of new distributors-Q3 2017 (1)	1,066	33	32	66	313	722	1,166
% change	-16.3%	27.3%	-31.3%	110.6%	-19.2%	5.7%	4.5%

# of new Master Affiliates-Q3 2018	60	1	1	14	7	31	54
# of new Master Affiliates-Q3 2017	112	1	3	5	18	26	53
% change	-46.4%	0.0%	-66.7%	180.0%	-61.1%	19.2%	1.9%

# of Product orders-Q3 2018	25,354	1,093	538	956	2,909	7,645	13,141
# of Product orders-Q3 2017	30,681	1,375	693	766	3,079	6,810	12,723
% change	-17.4%	-20.5%	-22.4%	24.8%	-5.5%	12.3%	3.3%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
YTD ended 9/30/2018	$20,505	$565	$557	$348	$3,002	$1,823	$6,295
YTD ended 9/30/2017	$24,791	$711	$681	$352	$3,399	$1,920	$7,063

% change in sales-YTD 2018 vs. YTD 2017:
in USD	-17.3%	-20.5%	-18.2%	-1.1%	-11.7%	-5.1%	-10.9%
due to currency fluctuation	-	-1.1%	1.2%	-1.1%	4.9%	-3.6%	1.3%
Sales in local currency (non-GAAP)	-17.3%	-19.4%	-19.4%	0.0%	-16.6%	-1.5%	-12.2%

# of new distributors-YTD 2018 (2)	2,849	120	80	362	968	1,966	3,496
# of new distributors-YTD 2017 (2)	3,661	138	117	205	1,308	2,111	3,879
% change	-22.2%	-13.0%	-31.6%	76.6%	-26.0%	-6.9%	-9.9%

# of new Master Affiliates-YTD 2018	244	7	11	39	68	112	237
# of new Master Affiliates-YTD 2017	406	6	8	13	92	184	303
% change	-39.9%	16.7%	37.5%	200.0%	-26.1%	-39.1%	-21.8%

# of Product orders-YTD 2018	78,083	3,390	1,773	2,594	9,863	21,311	38,931
# of Product orders-YTD 2017	97,413	4,266	2,334	2,561	12,359	19,692	41,212
% change	-19.8%	-20.5%	-24.0%	1.3%	-20.2%	8.2%	-5.5%

___________________________

(1) The new distributor totals for Q3 2018 and Q3 2017 include 874 and 815, respectively, new worldwide preferred customers.
(2) The new distributor totals for YTD 2018 and YTD 2017 include 2,599 and 2,798, respectively, new worldwide preferred customers.

United States

●

Net sales in the United States declined by 8.2% in Q3 2018 compared to the prior-year period as all measurements of distributor activity declined. Q3 2018 net sales in the United States included $500,000 in contract manufacturing sales as we have begun to utilize our manufacturing facility for third-party production, beginning in mid-2018.

●

In May 2018, we launched Reliv NOW® with Whey to provide our cornerstone NOW product in an alternative protein source. In Q3 2018, NOW with Whey represented 3.0% of network marketing net sales in the United States.

●

Products in the LunaRich line, including Reliv NOW® and LunaRich X™, continued to perform well, constituting 14.9% and 12.4% of net sales in the United States, respectively, in Q3 2018. Reliv NOW and LunaRich X represented 16.8% and 13.9%, respectively, of net sales in the United States in the prior-year quarter. Sales of the Fit3 product line represented 2.4% of net sales in the U.S. in Q3 2018 compared to 4.3% of sales in the prior-year quarter.

●	Distributor enrollments and new Master Affiliate qualifications decreased by 16.3% and 46.4%, respectively, in Q3 2018 compared to the prior year quarter.
●

Distributor retention was 73.1% for the twelve month period ended September 30, 2018 compared to 71.5% for all of 2017. Distributor retention is determined by the percentage of active distributors from 2017 that renewed their distributorships in 2018.

●

Our average order size in Q3 2018 increased by 3.6% to $324 at suggested retail value compared to the prior-year quarter; however, the number of product orders decreased by 17.4% in Q3 2018 compared to the prior year quarter.

International Operations

●

The average foreign exchange rate for the U.S. dollar for YTD 2018 was stronger against most of the currencies in which we conduct business, except for the British pound and Euro, when compared to the average foreign exchange rates for the nine months ended September 30, 2017.

●

We continue to review prices and margins in all of our international markets and plan to make adjustments as needed, as we increased prices in most of our markets in 2017. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.

●

Australia/New Zealand and Canadian net sales in Q3 2018 decreased by 23.6% and 18.7%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market. We terminated our sales manager in AUS/NZ during Q2 2018.

●

Net sales in Mexico increased by 28.9% in local currency in Q3 2018 compared to the prior-year quarter. Sales in Mexico have begun to rebound as we have installed new promotions in the market and supported it with additional corporate-sponsored events. We have recently retained a sales consultant with experience in another network marketing company in Mexico.

●

Net sales in Europe decreased by 7.2% in local currency in Q3 2018 compared to the prior-year quarter. Distributor activity declined both in the form of new distributor and preferred customer enrollments and number of product orders placed in the region.

●

Sales in Asia increased by 10.3% in local currency in Q3 2018 compared to the prior-year quarter. Local currency sales in the Philippines, our largest market in the region, increased by 17.1% in Q3 2018 compared to the prior-year quarter.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2018 and 2017. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Three months ended
	September 30, 2018		September 30, 2017
	Amount	% of net sales	Amount	% of net sales

Net sales	$8,337	100.0%	$9,069	100.0%
Costs and expenses:
Cost of products sold	2,384	28.6	1,950	21.5
Distributor royalties and commissions	2,640	31.7	3,199	35.3
Selling, general and administrative	3,845	46.1	4,254	46.9

Loss from operations	(532)	(6.4)	(334)	(3.7)
Interest income	23	0.3	25	0.3
Interest expense	(16)	(0.2)	(27)	(0.3)
Other expense	(9)	(0.1)	(4)	(0.1)

Loss before income taxes	(534)	(6.4)	(340)	(3.8)
Provision (benefit) for income taxes	8	0.1	(21)	(0.3)

Net loss	$(542)	(6.5%)	$(319)	(3.5%)

Loss per common share-Basic and Diluted	$(0.29)		$(0.17)

	Nine months ended
	September 30, 2018		September 30, 2017
	Amount	% of net sales	Amount	% of net sales

Net sales	$26,800	100.0%	$31,854	100.0%
Costs and expenses:
Cost of products sold	7,090	26.4	7,114	22.3
Distributor royalties and commissions	8,859	33.1	11,253	35.3
Selling, general and administrative	12,547	46.8	13,812	43.4

Loss from operations	(1,696)	(6.3)	(325)	(1.0)
Interest income	70	0.3	77	0.2
Interest expense	(93)	(0.4)	(79)	(0.2)
Other income	8	-	40	0.1

Loss before income taxes	(1,711)	(6.4)	(287)	(0.9)
Provision for income taxes	48	0.2	28	0.1

Net loss	$(1,759)	(6.6%)	$(315)	(1.0%)

Loss per common share-Basic and Diluted	$(0.95)		$(0.17)

Cost of Products Sold:

●

The cost of products sold as a percentage of net sales in Q3 2018 and YTD 2018 increased compared to the prior-year periods. The cost of products sold as a percentage of net sales in Q3 2018 was impacted by the contract manufacturing business, which has a lower margin than the network marketing sales. Cost of product sold as a percentage of net sales was also negatively impacted by promotions in the United States that reduced our handling and freight income.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q3 2018 and YTD 2018 decreased as a percentage net sales when compared to the prior-year periods. Over the course of 2017, we increased the prices of our products in most of our markets, with prices increased in the U.S. and Canada effective November 1, 2017. As part of the price increase, we did not increase the BV of the products. The BV represents the amount per commissionable product that is paid in distributor royalties and commissions. This accounts for the slight decrease in royalties and commissions expense as a percentage of net sales. Net sales from contract manufacturing also slightly reduced this percentage as commissions are not paid on these sales.

Selling, General and Administrative Expenses:

●	Selling, general and administrative expenses declined by $408,000 in Q3 2018 and declined by $1.27 million in YTD 2018 compared to the prior-year periods.
●	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $495,000 in YTD 2018, compared to the prior-year period.
●	Sales and marketing expenses decreased by $795,000 in YTD 2018 compared to the prior-year period. Components of the decrease include:
o	$340,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$72,000 decrease in video production and other sales development expense in YTD 2018 compared to the prior-year period. The decrease relates to Fit3 new product launch expenses incurred in Q1 2017.
o	$167,000 decrease in distributor conferences and meeting expenses as we are holding two smaller spring and fall conferences in the U.S. in 2018 versus one major conference.
o	$82,000 decrease in promotions expense as we have reduced such activities in 2018 relative to the level of sales.
●	Other general and administrative expenses decreased by $1,000 in YTD 2018 versus the prior-year period.
●

General and administrative expenses in Indonesia for YTD 2018 included $77,000 of severance and other expenses related to the closing of the office and operations in that country as of September 30, 2018.

Other Income/Expense:

●	The other income in YTD 2018 and YTD 2017 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes:

●

We reported an income tax expense of $48,000 for YTD 2018 related to income taxes on our earnings in our Philippine entity and minimum U.S. state income tax expense. No tax benefits have been recorded for the U.S. Federal or other tax jurisdictions due to our loss position and full valuation allowance.

●	See Note 5 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●

We reported a net loss of $542,000 in Q3 2018 compared to a net loss of $319,000 in the prior-year quarter and a net loss of $1.76 million in YTD 2018 compared to a net loss of $315,000 in YTD 2017. The losses are primarily the result of the decrease in net sales in the United States.

Liquidity and Capital Resources

During the first nine months of 2018, we used $850,000 of net cash in operating activities, $3.06 million was provided by investing activities, and we used $3.05 million in financing activities. This compares to $593,000 of net cash used in operating activities, $336,000 used in investing activities, and $282,000 used in financing activities in the same period of 2017. Cash and cash equivalents decreased by $900,000 to $2.37 million as of September 30, 2018 compared to December 31, 2017.

Significant changes in working capital items consisted of an increase in accounts receivable of $295,000, a decrease in inventory of $31,000, an increase in prepaid expenses/other current assets of $212,000, and an increase of $795,000 in accounts payable and accrued expenses in the first nine months of 2018. The increase in accounts receivable is the result of trade receivables from contract manufacturing customers during the third quarter of 2018. The decrease in inventory is the result of a decrease in production to correspond to the level of sales, and the increase in prepaid expenses/other current assets primarily represents the annual premium payments made in the first quarter of 2018 on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is result of a financing arrangement for our annual corporate insurance policy renewals, coupled with an increase in trade payables related to the contract manufacturing work and the annual accruals for property taxes and other expenses that cycle on a calendar year basis.

Investing activities during the first nine months of 2018 consisted of $3.07 million in proceeds provided by the redemption of a life insurance policy and payments received on a distributor note receivable of $86,000, offset by a net investment of $91,000 for capital expenditures. Financing activities during the first nine months of 2018 consisted of principal payments of $3.05 million on long-term borrowings.

Stockholders’ equity decreased to $12.21 million at September 30, 2018 compared to $14.36 million at December 31, 2017. The decrease is primarily due to our net loss during the first nine months of 2018 of $1.76 million and a reduction of $368,000 due to the recognition of deferred revenue under ASU No. 2014-09. Our working capital balance was $3.68 million at September 30, 2018 compared to $2.14 million at December 31, 2017. The current ratio at September 30, 2018 was 1.87 compared to 1.34 at December 31, 2017.

In July 2018, management voluntarily elected to redeem the cash surrender value (CSV) of our whole life insurance policy maintained on the life of our Board of Directors’ Chairman and former Chief Executive Officer. Upon redemption and related receipt of the $3.07 million CSV proceeds, we simultaneously remitted to our lender $2.86 million of the CSV proceeds to be applied towards the full reduction of our outstanding term loan and revolver loan balances. Following this series of July 2018 transactions, the balances of our term loan, revolver loan, and life insurance policy balances were zero.

Effective with a September 11, 2018 loan amendment, the revolving line of credit’s maximum borrowing amount has been reduced from $2.0 million to $750,000. The revolver’s maturity date remains April 29, 2019 and the revolver's interest rate continues to be based on the 30-day LIBOR plus 2.25%. As of September 30, 2018, there were no outstanding borrowings on the revolving line of credit.

Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

Although our borrowing capacity under the line of credit expires in April 2019, we believe we would be able to renew under similar terms which would extend the maturity beyond 12 months. Therefore, we believe our cash on hand and borrowing capacity and renewal of the line of credit will be sufficient to meet liquidity needs for the next 12 months.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2018. Except for the required adoption of ASU No. 2014-09, our critical accounting policies remain unchanged as of September 30, 2018.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2018, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit Number	Document

10.1

Third Amendment to Loan Agreement and dated September 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

10.2

Change in Terms Agreement (revolving credit facility) dated September 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

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

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Loss and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date: November 14, 2018

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 14, 2018