Form 10-K
period 2018-12-31
RELIV INTERNATIONAL INC
filed 2019-03-29
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Based upon the closing price of $4.83 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 29, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5.4 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 18, 2019 was 1,746,499 (excluding treasury shares).

Documents Incorporated by Reference

Document	Part of Form 10-K into Which Document Is Incorporated
Sections of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019, which is expected to be filed no later than 120 days after December 31, 2018	Part III

INDEX

Part I

Item No. 1	Business	1
Item No. 2	Properties	16
Item No. 3	Legal Proceedings	16

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item No. 8	Financial Statements and Supplementary Data	28
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item No. 9A	Controls and Procedures	28
Item No. 9B	Other Information	28

Part III

Item No. 10	Directors, Executive Officers and Corporate Governance	29
Item No. 11	Executive Compensation	29
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item No. 13	Certain Relationships and Related Transactions, and Director Independence	29
Item No. 14	Principal Accounting Fees and Services	29

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	29
Item No. 16	Form 10-K Summary	29

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

PART I

Item No. 1 - Business

Overview

  We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system using independent distributors. We have sold products in the United States since 1988 and in selected international markets since 1991.

  We currently offer 19 nutritional supplements, and our product offering has selectively evolved over our history. Our core line of nutritional supplements, which represented 58.9% of net sales for the year ended December 31, 2018, included the following five products:

•	Reliv Classic and Reliv Now — two basic nutritional supplements containing a full and balanced blend of vitamins, minerals, protein and herbs, including a whey-based version of Now.
•	Innergize! — an isotonic sports supplement in two flavors
•	FibRestore — a high-fiber and antioxidant supplement
•	LunaRich X — a soy concentrate with elevated levels of lunasin, in capsule form

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

The majority of our sales traditionally has been, and is expected to continue to be, made through our distributors in the United States. We also currently generate sales through distributor networks in Australia, Austria, Canada, France, Germany, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore and the United Kingdom. In each country in which we conduct business, our distributors operate under a business and compensation model that maintains consistent marketing, sales, fulfillment, and compliance procedures. As of December 31, 2018, our network consisted of approximately 30,370 distributors and preferred customers —19,810 in the United States and 10,560 across our international markets.

Industry Overview

Nutritional Supplement Market

We operate primarily in the $44 billion U.S. nutritional supplement market which is up 6.1% from the prior year. This is part of the broader $140 billion U.S. nutrition industry according to data published by the Nutrition Business Journal, or NBJ, and an estimated $320.0 billion global nutrition industry, also according to the NBJ. Additionally, more than 185 million Americans, or 75% of all U.S. adults, take dietary supplements annually according to the Council for Responsible Nutrition, an increase of 5 percentage points from 2016.

A combination of demographic, healthcare and lifestyle trends are expected to drive continued growth in the nutritional supplement market. These trends include:

●

Aging Population: The older population (persons 65 years or older) numbered 50 million in 2017 according to latest information from the Department of Health and Human Services. This population segment grew 1.6 million from 2014 and they represented 16.03% of the U.S. population, or about one in every seven Americans. By 2060, there will be approximately 98.2 million older persons, nearly one in four U.S. residents. Recent data from the Council for Responsible Nutrition shows that 78% of adults aged 55 and over take dietary supplements. This is up from 74% in 2016. We believe this ever-growing population, living longer lives than in previous decades, will continue to focus on their nutritional needs as they age.

●

Rising Healthcare Costs and Commitment to Health: The cost of healthcare in the United States is projected to have grown 5.5% in 2018, up slightly from 4.6% growth in 2017, according to the Centers for Medicare and Medicaid Services (CMS). In 2017, U.S. healthcare spending reached $3.5 trillion or $10,739 per person. As reported from Frost and Sullivan, approximately 75% of total U.S. health care expenditures are spent on preventable health issues. Many studies have demonstrated that dietary supplements have a positive effect on reducing the potential for health issues and consumers are reacting to this by taking charge of their personal health. In a recent survey conducted by Harris Poll, taking vitamins was one of the top five responses from participants wanting to improve health and wellness habits. We believe more consumers will seek the use of nutritional supplements to maintain quality of life as well as reduce medical costs.

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

Direct selling involves the marketing of products and services directly to consumers in a person-to-person manner. Direct selling is a significant global industry largely utilized for the sale of a wide range of consumer products from companies such as Avon Products Inc., Alticor Global Holdings, Inc. (Amway Corp.) and Tupperware Brands Corporation. According to the World Federation of Direct Selling Associations, or WFDSA, the 2017 global direct selling market (for all product categories) was estimated to be $189.4 billion, an increase from $182.6 billion in 2016. The WFDSA estimates that the number of individuals engaged in direct selling has nearly tripled between 1999 and 2017, from 35.9 million sellers to 116.7 million in 2017. The United States had 18.6 million direct sellers in 2017, the most of any country. Globally, wellness products came in as the top selling category, the third year in a row that it has come in ahead of cosmetics and personal care.

While the United States is currently the largest direct selling market with $34.9 billion in annual sales in 2017, international markets account for 81% of the entire industry, according to the WFDSA. Twenty-four countries (including the United States) have annual direct sales revenue of at least $1 billion and another twenty-six have annual direct sales revenue of at least $100 million, according to the WFDSA.

  We believe that we are well positioned to capitalize on the world-wide growth trends in direct sales, as both a developer of proprietary nutritional products, utilizing our network marketing distribution system.

Our Competitive Strengths

We believe that we possess a number of competitive strengths that are the keys to our growth and profitability in the future.

Leading Marketer of Bioavailable Lunasin-Containing Products. We own certain technology and proprietary testing and manufacturing processes that allow us to produce LunaRich X, to our knowledge, the only commercial source of soy concentrate with elevated levels of bioactive lunasin. One 310 mg capsule of LunaRich X contains an amount of lunasin equivalent to 25 grams of high quality soy protein. In addition to our LunaRich X capsules, we fortified six other nutritional supplements with LunaRich X so that a serving of those products yields an amount of bioactive lunasin equivalent to consuming 25 grams of soy protein. The products fortified with LunaRich X are Reliv Now with Soy, Reliv Now for Kids, ProVantage, GlucAffect, SoySentials and Fit3 Active.

Complete, Simple Nutrition. We focus on the completeness, balance and simplicity of our basic nutritional supplements — Reliv Classic or Reliv Now — combined with LunaRich X. Our recommended daily regimen of essential nutrition for any new distributor or customer is one shake of either Reliv Now or Reliv Classic and two capsules of LunaRich X. Our two basic nutritional supplements each contain a full and balanced blend of vitamins, minerals, proteins and herbs supporting an individual’s daily nutritional needs and our LunaRich X capsules support an individual’s wellness at the epigenetic level. The combination of Reliv Now or Reliv Classic and LunaRich X makes supplementation simple and effective for the consumer. For more specific individual needs, we provide 16 additional supplements. We believe that our two basic nutritional supplements, together with LunaRich X and our additional supplements, enhance the ability of our distributors to build their businesses by providing a comprehensive, simple product offering.

In-House Development. We utilize nutrition science as the basis for product formulation. We maintain an ongoing research and development effort. We believe our ability to formulate nearly all of our nutritional supplement products enables us to maintain our high standards of quality assurance and proprietary product composition.

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

Experienced and Incentivized Management Team. Our management team is led by Robert L. Montgomery, who founded our company in 1985. Our executive officers have been employed by our company for an average of 22 years and are experienced in their areas of focus, which include manufacturing, sales, finance, marketing and operations. As of March 18, 2019, our directors and executive officers beneficially own approximately 36.0% of our common stock.

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

Our Products

Product Overview

Our product line includes nutritional supplements that address basic nutrition, specific wellness needs, weight management and sports nutrition. We combine ingredients from science and nature in targeted, well-balanced, easy-to-use formulas that are specifically designed to enhance wellness and increase performance and energy in specific applications. All but three of our supplements are in powdered form that the consumer mixes with water, juice or other liquid. LunaRich X, Burn and Purify are available in capsule form.

We currently offer 19 nutritional supplements. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv Now, Innergize!, and FibRestore — along with LunaRich X capsules to be our primary or “core” products.

The following table summarizes our product categories as of December 31, 2018. The net sales figures are for the year ended December 31, 2018:

Product Category	Product Name	% of 2018 Net Sales(1)	Year Introduced
Basic Nutrition	Reliv Now	17.3	1988
	Reliv Now with Whey	1.5	2018
	Reliv Classic	10.5	1988
	Now for Kids	6.3	2000

Specific Wellness	FibRestore	9.5	1993
	Arthaffect	6.9	1996
	ReversAge	3.6	2000
	SoySentials	1.5	1998
	CardioSentials	1.7	2005
	GlucAffect	1.0	2008
	24K	1.2	2011
	LunaRich X capsules	12.6	2013

Weight Management	Fit3 product line	2.5	2017
	Meal replacements	0.1	Various

Sports Nutrition	Innergize!	7.6	1991
	ProVantage	2.9	1997

______________________

(1)

This table does not include net sales for the year ended December 31, 2018 related to freight and handling, sales of marketing materials, membership fees, and other manufacturing revenue, which represented approximately 13.3% of net sales for the year ended December 31, 2018.

Basic Nutrition Supplements

Our three basic nutrition supplements provide consumers with a broad spectrum of essential nutrients. Every formulation is specifically designed to optimize and enhance the benefits of the nutrients it contains.

•

Reliv Now with Soy is a nutritional supplement containing a variety of vitamins and minerals, soy and various herbs. Reliv Now is available in every country where we operate. In Australia, the product is marketed as Nourish. In 2018, we introduced a soy-free option, Now with Whey. This product has a nearly identical vitamin/mineral profile as Reliv Now with Soy. It is only available in the United States.

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

•

ReversAge is a patented youth-promoting nutritional supplement designed to slow down the effects of the aging process. Three proprietary complexes form the foundation of the supplement: longevity complex, antioxidant complex and herbal complex. The longevity complex is restorative and designed to replenish key hormones while creating balance within the body’s major systems; the antioxidant complex is designed to slow aging at the cellular level; and the herbal complex delivers a variety of herbs, including Ginkgo Biloba and Maca. ReversAge is available in every country where we operate except Germany, the United Kingdom, France, the Netherlands and Ireland. In Canada and Mexico, the product is marketed as Nutriversal.

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

•

24K is a patented healthy energy product. 24K is formulated with a synergistic blend of 24 active ingredients designed to enhance the body’s natural vitality and provide energy, focus and stress relief. It contains no caffeine and only 20 calories per serving. 24K is available only in the United States.

•

LunaRich X is a nutritional supplement available in capsule form and comes in a bottle of 30, 60 or 120 capsules. LunaRich X is a soy concentrate with elevated levels of bioactive lunasin, a soy peptide shown to have heart health and wellness benefits. LunaRich X is currently available in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Austria, the Netherlands, the Philippines, Singapore and New Zealand. The product is marketed as LunaRich C in Germany, Austria, the United Kingdom, France, the Netherlands and Ireland due to local regulations.

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

Research and Development

We maintain an ongoing research and development effort and consult with other industry professionals with respect to developments in nutritional science, product enhancements and new products. Since 2011, we have introduced six nutritional supplement products, including 24K, LunaRich X, Active, Burn, Purify and Now with Whey. From time to time, we reformulate and enhance our products. Our research and development team consistently evaluates product advancements in the marketplace and advancements in raw materials and ingredients available for new product ideas and developments.

For the years ended December 31, 2018 and 2017, our research and development expenses were $473,000 and $488,000 respectively.

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

Our distributors consist principally of individuals, although we also permit entities such as corporations, partnerships, limited liability companies and trusts to become distributors. A new distributor is required to complete a distributor application and, in most areas, to purchase a package of distributor materials (for $40 plus sales tax in the United States) consisting of a Distributor Guide and CD, business forms and promotional materials. The Distributor Agreement, when accepted by us, becomes the contract between us and the distributor and obligates the distributor to the terms of the agreement, which includes our Policies and Procedures for conduct of their business. All distributors are independent contractors and are not our employees.

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

Distributors generate income equal to the difference between the price at which they sell the product to customers and the discounted price they pay for the product. Distributors also earn wholesale commissions on products purchased by downline distributors in the distributor’s sponsored group equal to the difference between the price at which the distributor is entitled to purchase product and the price at which downline distributors purchase product. We calculate payments and issue a payment directly to the qualified distributor on a weekly basis. For example, assume Distributor A is a 40% discount Master Affiliate who signs up Distributor B, a 30% discount Key Affiliate, who signs up Distributor C, a 20% discount Retail Distributor. If Distributor C purchases directly from us, a 10% wholesale profit check will be sent to Distributor A and a 10% wholesale profit check will be sent to Distributor B.

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

Our sponsorship generally includes the following:

•	During 2018, we sponsored numerous special events in cities across all of our markets led by corporate executives and/or experienced Ambassadors;

•	For the key markets in which we operate, we sponsor our annual conference for distributors; and

•	In the United States during 2018, we sponsored two regional conferences for U.S. distributors.

During 2018, we invested approximately $1.03 million in training, conferences and promotional events for our distributors worldwide compared with $1.25 million in 2017.

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

Geographic Presence

Markets

We currently sell our products throughout the United States and in 13 other countries around the world. We have sold products in the United States since 1988 and our first product outside of the United States in 1991 when we entered Australia. In 2018, approximately 23.4% of our net sales were generated outside of the United States.

The table below shows the countries in which we operate and the year we commenced selling products:

Country	Year Entered	Country	Year Entered
United States	1988	Malaysia	2003
Australia	1991	Ireland	2003
New Zealand	1992	Singapore	2004
Canada	1992	Germany	2005
Mexico	1993	Austria	2006
United Kingdom(1)	1995	Netherlands	2006
Philippines	2000	France	2013

______________________

(1)	Includes Great Britain, Scotland, Wales and Northern Ireland.

Within the United States, we sell our products to distributors in all 50 states. We derived 42.5% of our domestic net sales in 2018 in California, Pennsylvania, Illinois, Michigan, Texas, Ohio, and Florida, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

We organize all of our international operations under our wholly owned subsidiary, Reliv’ World. As of December 31, 2018, Reliv’ World consisted of the following market-specific entities: Reliv’ Australia, Reliv’ New Zealand, Reliv’ Canada, Reliv’ Mexico, Reliv’ Europe, Reliv’ Philippines, Reliv’ Malaysia, and Reliv’ Singapore. We have utilized this method of separate corporations in most of our markets, as local business licensing and product approvals require a local legal entity.

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

Manufacturing

We established a manufacturing line at our headquarters facility in Chesterfield, Missouri and began to manufacture all of our nutritional supplements in early 1993. We expanded our Chesterfield facility in 1997 to 126,000 square feet of total space. On January 1, 2019, we sold substantially all of the machinery, equipment, inventory, tools and other assets and materials used in manufacturing operations to Nutracom, LLC, (“Nutracom”). Nutracom is owned substantially and is controlled by Dr. Carl W. Hastings and his family. Nutracom is leasing the manufacturing space in our facility for a period of seven years, with an option to renew for a five-year term. We also entered into agreements whereby Nutracom will continue to manufacture our core products on our premises for a period of seven years.

The substantial overhead and cash flow required to operate the production facility had become a significant detriment to our financial performance, financing strategies and focus.  We sold the manufacturing operations in an effort to reduce operating losses and improve cash flow, provide additional sources of lease and financing revenue and to potentially reduce our cost of goods sold as Nutracom increases its production. The sale to Nutracom also allows us to retain a level of involvement over the production and cost of our products and grants us an equity interest in Nutracom.  The sale will also allow our management to focus on our core business.

At this facility, all of our powdered nutritional supplements and encapsulated products are manufactured for distribution both domestically and internationally.

Historically, our ability to closely monitor the manufacture of nearly all of our nutritional supplements is a competitive advantage over competitors and contributes to our ability to provide high-quality products. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished product.

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

In the United States, our products are warehoused at our Chesterfield facility and shipped by common carrier to distributors and customers upon order. Our facility in Chesterfield, Missouri serves all parts of the country. Our products are also warehoused in, and shipped to local distributors from: Sydney, Australia; Auckland, New Zealand; Oakville, Canada; Guadalajara, Mexico; Redditch (Birmingham), England; Makati (Manila), Philippines; and Subang Jaya (Kuala Lumpur), Malaysia. With the exception of our Canada, New Zealand, and Singapore subsidiaries, each of our subsidiaries maintains an office and personnel to receive, record, and fill orders from distributors. Distributors in Ireland, France, Germany, Austria, and the Netherlands order and receive product from our UK-based subsidiary.

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

Historically, product returns and buy backs have not been significant. Product returns and buy backs have been approximately 0.17% and 0.25% of net sales in 2018 and 2017, respectively.

Intellectual Property

Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements. In addition, we have obtained U.S. patents on five products as set forth below:

Product	Patent Expiration Date

ReversAge	May 2021
ProVantage	December 2030
GlucAffect	November 2029
24K	February 2032
CardioSentials	January 2029

In addition to our patented formulas, we own four U.S. patents, 12 international patents and two patent applications related to our soy concentrate ingredient with elevated levels of bioactive lunasin, the key ingredient in our LunaRich X product. Further, we utilize a proprietary production process to produce our soy concentrate that we protect as a trade secret, along with the bioassay to determine the bioavailability of lunasin in our products.

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

All of the products we market are classified as dietary supplements under the FDCA. Dietary supplements such as those we sell, for which no “drug” claim is made, are not subject to FDA approval prior to their sale. However, DSHEA established a pre-market notification process for dietary supplements that contain a “new dietary ingredient,” or NDI, a term that is defined as “a dietary ingredient that was not marketed in the United States before October 15, 1994,” the date on which DSHEA was signed into law. Certain NDIs that have been “present in the food supply” are exempt from the notification requirement. For those NDIs that are not exempt, DSHEA requires the manufacturer or distributor of a dietary supplement containing an NDI to submit to the FDA, at least 75 days prior to marketing, a notification containing the basis for concluding that the dietary supplement containing the NDI will “reasonably be expected to be safe.” Dietary supplement products can be removed from the market if shown to be unsafe, or if the FDA determines, based on the labeling of products, that the intended use of the product is for the diagnosis, cure, mitigation, treatment or prevention of disease. The FDA can regulate those products as “drugs” and require premarket approval of a “new drug application.” Distributors of dietary supplements that make any claims for dietary supplements, including product performance and health benefit claims must have substantiation that the statements are truthful and not misleading.

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

In July 2016, the FDA put into effect new labeling regulations in which manufacturers must comply by January 1, 2020. We are currently implementing these label changes and will be in full compliance prior to the deadline. The changes will affect the Supplement Facts panel and how macro and micronutrients are claimed.

The manufacture of dietary supplements is subject to existing FDA current good manufacturing practice, or cGMP, regulations for food. In June 2007, the FDA issued regulations relating to more detailed cGMP specifically for dietary supplements. The facilities in Chesterfield are periodically audited by the FDA and we believe they are in full compliance with cGMP.

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

Employees

As of December 31, 2018, we and all of our subsidiaries had approximately 156 full-time employees compared with 160 such employees at the end of 2017. After the Nutracom transaction, our full-time headcount was 99 employees.

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

The following table summarizes information related to our worldwide facilities as of March 18, 2019:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/call center	1,000	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Guadalajara, Mexico	central office/warehouse/call center	2,300	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	4,000	Leased
Redditch (Birmingham), England, UK	central office/ warehouse/distribution	11,500	Leased
Subang Jaya (Kuala Lumpur), Malaysia	central office/call center	300	Leased

We have leased 96,450 square feet of manufacturing and office space in our Chesterfield facility to Nutracom for a period of seven years with a five-year option.

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

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2018 and 2017.

	High	Low	Dividend

Year Ending December 31, 2018
Fourth Quarter	$5.06	$3.83	$-
Third Quarter	5.26	4.62	-
Second Quarter	5.35	4.15	-
First Quarter	6.24	4.60	-

Year Ending December 31, 2017
Fourth Quarter	$8.44	$3.72	$-
Third Quarter	13.77	6.22	-
Second Quarter	9.00	5.18	-
First Quarter	8.87	4.13	-

As of March 18, 2019, there were approximately 762 holders of record of our common stock and an additional 1,908 beneficial owners, including shares of common stock held in street name.

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

Overview

We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 76.6% of worldwide net sales for the year ended December 31, 2018 compared to approximately 77.7% for the year ended December 31, 2017. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2018, consisted of approximately 30,370 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

All of our sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products manufactured for sale to our foreign subsidiaries are transacted in U.S. dollars. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

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

Distributor royalties and commissions are weekly and monthly payments made to distributors, based on products sold in their downline organization. Based on our distributor agreements, these expenses typically approximate 23% of sales at suggested retail. Distributor royalties and commissions are paid on an amount referred to as the business value (“BV”), which typically ranges between 80% and 90% of the suggested retail price of each product. Also, we include other sales leadership bonuses, such as Ambassador bonuses, within this caption. Overall, distributor royalties and commissions remain directly related to the level of our sales and should continue at comparable levels as a percentage of net sales going forward. We have implemented or are in the process of implementing similar pricing structures in all of our international markets.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net sales decreased by 13.6% worldwide as net sales in the United States decreased by 14.8% in the year ended December 31, 2018 compared with 2017. During 2018, our international net sales decreased by 9.4% over the prior year with minimal impact from foreign currency fluctuations in the aggregate. Net sales in Europe, our largest foreign market, decreased by 13.2% in 2018 compared to the prior year, with a benefit of 3.0% due to the impact of foreign currency fluctuation. Net sales in Asia increased by 3.8% in 2018 compared to the prior year. When measured in local currencies, net sales in Asia increased by 7.9% in 2018.

      The following table summarizes net sales by geographic market for the years ended December 31, 2018 and 2017.

Net Sales by Market	Year Ended December 31,
(in thousands)	2018		2017		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$27,673	76.6%	$32,475	77.7%	$(4,802)	(14.8)%
Australia/New Zealand	732	2.0	923	2.2	(191)	(20.7)
Canada	719	2.0	915	2.2	(196)	(21.4)
Mexico	474	1.3	445	1.0	29	6.5
Europe	3,973	11.0	4,578	11.0	(605)	(13.2)
Asia	2,545	7.1	2,453	5.9	92	3.8
Consolidated total	$36,116	100.0%	$41,789	100.0%	$(5,673)	(13.6)%

The following table sets forth, as of December 31, 2018 and 2017, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. We include Preferred Customers as part of our Active Distributor count, and Preferred Customers represent approximately 5,060 and 4,990 of the Active Distributor count as of December 31, 2018 and 2017, respectively.

Active Distributors/Master	December 31, 2018		December 31, 2017		% Change
Affiliates by Market	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	19,810	2,340	23,050	2,820	(14.1)%	(17.0)%
Australia/New Zealand	960	90	1,100	110	(12.7)	(18.2)
Canada	560	80	660	90	(15.2)	(11.1)
Mexico	970	90	710	60	36.6	50.0
Europe	2,980	390	3,800	450	(21.6)	(13.3)
Asia	5,090	380	4,300	380	18.4	0.0
Consolidated total	30,370	3,370	33,620	3,910	(9.7)%	(13.8)%

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

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Year ended 12/31/2018	$27,673	$732	$719	$474	$3,973	$2,545	$8,443
Year ended 12/31/2017	$32,475	$923	$915	$445	$4,578	$2,453	$9,314

% change in sales-2018 vs. 2017:
Change in GAAP sales in USD	-14.8%	-20.7%	-21.4%	6.5%	-13.2%	3.8%	-9.4%
Due to currency fluctuation	-	-2.1%	0.1%	-2.1%	3.0%	-4.1%	0.0%
Sales in local currency (non-GAAP)	-14.8%	-18.6%	-21.5%	8.6%	-16.2%	7.9%	-9.4%

# of new distributors-2018(1)	3,696	146	106	558	1,258	3,042	5,110
# of new distributors-2017(1)	4,667	168	145	271	1,646	2,632	4,862
% change	-20.8%	-13.1%	-26.9%	105.9%	-23.6%	15.6%	5.1%

# of new Master Affiliates-2018	330	9	14	50	86	171	330
# of new Master Affiliates-2017	534	8	15	15	108	215	361
% change	-38.2%	12.5%	-6.7%	233.3%	-20.4%	-20.5%	-8.6%

# of Product orders-2018	107,731	4,452	2,418	3,496	13,000	29,791	53,157
# of Product orders-2017	125,648	5,537	3,060	3,235	16,246	25,926	54,004
% change	-14.3%	-19.6%	-21.0%	8.1%	-20.0%	14.9%	-1.6%

(1) The new distributor totals for 2018 and 2017 include 3,727 and 3,587, respectively, new worldwide preferred customers.

United States

●

Net sales in the United States declined by 14.8% in 2018 compared to the prior year as all measurements of distributor activity declined. Net sales in the United States in 2018 included $1.44 million in contract manufacturing sales as we utilized our manufacturing facility for third-party production, beginning in mid-2018.

●

In May 2018, we launched Reliv Now® with Whey to provide our cornerstone Now product in an alternative protein source. In 2018, Now with Whey represented 2.0% of network marketing net sales in the United States.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 15.9% and 12.4% of net sales in the United States, respectively, in 2018. Reliv Now and LunaRich X represented 16.7% and 13.5%, respectively, of net sales in the United States in the prior year. Sales of the Fit3 product line represented 3.5% of net sales in the U.S. in 2018 compared to 6.1% of net sales in the prior year.

●	Distributor/Preferred Customer enrollments decreased by 20.8% in 2018 compared to the prior year.
●

Distributor retention was 73.5% for the twelve month period ended December 31, 2018 compared to 71.5% for all of 2017. Distributor retention is determined by the percentage of active distributors from 2017 that renewed their distributorships in 2018.

●

New Master Affiliate qualifications decreased by 38.2% in 2018 compared to the prior year, and Master Affiliate retention improved to 71.3% in 2018 compared to 56.0% in 2017. Master Affiliate retention is defined by the percentage of Master Affiliates as of end of 2017 that requalified their distributorships as Master Affiliates during 2018. Our Master Affiliate count and new Master Affiliate qualifications have been negatively impacted since the increased business volume requirements in February 2016 to reach the Master Affiliate level.

●

Our average order size in 2018 decreased by 5.1% to $337 at suggested retail value compared to the prior year. The number of product orders also decreased by 14.3% in 2018 compared to the prior year for the same reasons as the overall decrease in sales.

International Operations

●

The average foreign exchange rate for the U.S. dollar for 2018 was stronger against most of the currencies in which we conduct business, except for the Canadian dollar, British pound and Euro, when compared to the average foreign exchange rates for the year ended December 31, 2018. However, in the aggregate, foreign currency fluctuations in 2018 had virtually no impact on foreign sales reported in U.S. dollars.

●

We continue to review prices and margins in all of our international markets and plan to make adjustments as needed, as we increased prices in most of our markets in 2018. We are also reviewing sales by product to phase out products with lower sales levels and gross margins as strategically appropriate.

●	We closed our operations in Indonesia effective June 30, 2018 due to weak sales and minimal distributor activity.
●

Australia/New Zealand and Canadian net sales in 2018 decreased by 18.6% and 21.5%, respectively, in local currency compared to 2017 as the result of decreased distributor activity in the market. We terminated our sales manager in AUS/NZ during Q2 2018.

●

Net sales in Mexico increased by 8.6% in local currency in 2018 compared to the prior year. Sales in Mexico have begun to rebound as we have installed new promotions in the market and supported it with additional corporate-sponsored events. During Q3 2018, we retained a sales consultant with experience in another network marketing company in Mexico. In Q4 2018, net sales in Mexico increased by 35.1% compared to the prior-year quarter.

●

Net sales in Europe decreased by 16.2% in local currency in 2018 compared to the prior year. Distributor activity declined both in the form of new distributor and preferred customer enrollments and number of product orders placed in the region.

●

Sales in Asia increased by 7.9% in local currency in 2018 compared to the prior year. Local currency sales in the Philippines, our largest market in the region, increased by 10.3% in 2018 compared to the prior year. Distributor and customer activity continues to accelerate in the region as new distributor/preferred customer enrollments increased by 15.6% in 2018 and product orders in 2018 increased by 14.9%.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2018 and 2017. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Statement of Operations data
(amounts in thousands)	2018		2017
	Amount	% of net sales	Amount	% of net sales

Net sales	$36,116	100.0%	$41,789	100.0%

Costs and expenses:
Cost of products sold	9,710	26.9	9,401	22.5
Distributor royalties and commissions	11,749	32.6	14,686	35.1
Selling, general and adminstrative	16,521	45.7	17,885	42.8

Loss from operations	(1,864)	(5.2)	(183)	(0.4)
Interest income	93	0.3	102	0.2
Interest expense	(96)	(0.3)	(109)	(0.3)
Other income	62	0.2	38	0.1

Loss before income taxes	(1,805)	(5.0)	(152)	(0.4)
Provision for income taxes	98	0.3	545	1.3

Net loss	$(1,903)	(5.3)%	$(697)	(1.7)%

Loss per common share-Basic	$(1.03)		$(0.38)
Loss per common share-Diluted	$(1.03)		$(0.38)

Cost of Products Sold:

●

The cost of products sold as a percentage of net sales in 2018 increased by 4.4% compared to the prior-year period. The cost of products sold as a percentage of net sales in 2018 was impacted by the contract manufacturing business, which has a lower margin than the network marketing sales. Cost of products sold as a percentage of net sales was also negatively impacted by promotions in the United States that reduced our handling and freight income.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for 2018 decreased by 2.5% of net sales when compared to the prior-year period. Over the course of 2017, we increased the prices of our products in most of our markets, with prices increased in the U.S. and Canada effective November 1, 2017. As part of the price increase, we did not increase the BV of the products. The BV represents the amount per commissionable product that is paid in distributor royalties and commissions. This accounts for the slight decrease in royalties and commissions expense as a percentage of net sales. Net sales from contract manufacturing also slightly reduced this percentage as commissions are not paid on these sales.

Selling, General and Administrative Expenses:

●	Selling, general and administrative expenses declined by $1.36 million in 2018 compared to the prior-year period but increased as a percentage of net sales due to declining sales.
●	Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $723,000 in YTD 2018 compared to the prior-year period.
●	Sales and marketing expenses decreased by $801,000 in 2018 compared to the prior-year period. Components of the decrease include:
o	$368,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$73,000 decrease in video production and other sales development expense in 2018 compared to the prior-year period. The decrease relates to Fit3 new product launch expenses incurred in Q1 2017.
o	$118,000 decrease in distributor conferences and meeting expenses as we held two smaller spring and fall conferences in the U.S. in 2018 versus one major conference.
o	$69,000 decrease in promotions expense as we have reduced such activities in 2018 relative to the level of sales.
●	Other general and administrative expenses increased by $160,000 in 2018 versus the prior-year period. Components of the increase include:
o

$130,000 increase in consulting fees due to the conversion of a former R&D employee to a consulting arrangement, a consulting arrangement related to contact manufacturing business, and the addition of a sales consultant in Mexico in the latter half of 2018.

o	$107,000 increase in legal fees
o	$60,000 increase in accounting fees
o	An increase of $141,000 in the expense on a key-man life insurance policy that was redeemed during 2018.

Offsetting reductions include:

o	$95,000 reduction in depreciation expense.
o	$66,000 reduction in directors’ fees.
o	$47,000 reduction in corporate travel expenses.
●	General and administrative expenses in Indonesia for 2018 included $52,000 of severance and other expenses related to the closing of the office and operations in that country in June 2018.

Other Income/Expense:

●	The other income in 2018 and 2017 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.

Income Taxes:

●	We reported income tax expense of $98,000 for 2018, compared to income tax expense of $545,000 in 2017.
●

During the fourth quarter of 2017, we determined that it was more likely than not that operating results in our European subsidiary would not be sufficient to realize our net operating loss carryforwards. Accordingly, we placed a valuation allowance of $509,000 on our deferred tax asset in that subsidiary.

●

During 2016, we determined that it was more likely than not that Federal and various state net operating losses generated in 2016 and beyond will not be realized based on projections of future taxable income and other considerations. Accordingly, the tax provisions as of December 31, 2018 and 2017 include the impact of recording a valuation allowance of $265,000 and $198,000, respectively, against the losses generated from a U.S. tax perspective.

●

See Note 12 of the Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Loss:

●	For 2018, we reported a net loss of $1.90 million compared to a net loss of $697,000 in 2017. The increase in the net loss is primarily the result of the decrease in net sales in the United States.

Liquidity and Capital Resources

In 2018, we used $1.17 million of net cash in operating activities, $3.01 million was provided by investing activities, and we used $3.05 million in financing activities. This compares to $157,000 used in operating activities, $377,000 used in investing activities, and $136,000 generated in financing activities in 2017. Cash and cash equivalents decreased by $1.28 million to $1.99 million as of December 31, 2018 compared to $3.27 million as of December 31, 2017.

Significant changes in working capital items consisted of an increase in accounts receivable of $377,000, and an increase in accounts payable and accrued expenses of $366,000 in 2018. The increase in accounts receivable is the result of trade receivables from contract manufacturing customers during the fourth quarter of 2018. The increase in accounts payable and accrued expenses is the result of an increase in trade payables related to the contract manufacturing work as of December 31, 2018 compared to December 31, 2017.

Investing activities during 2018 consisted of $3.07 million in proceeds provided by the redemption of a life insurance policy and payments received on a distributor note receivable of $116,000, offset by a net investment of $173,000 for capital expenditures. Financing activities during 2018 consisted of principal payments of $3.05 million on long-term borrowings.

Stockholders’ equity decreased to $11.99 million at December 31, 2018 compared to $14.36 million at December 31, 2017. The decrease is primarily due to our net loss during 2018 of $1.90 million, an unfavorable adjustment in foreign currency translation of $124,000, and a reduction of $368,000 due to the recognition of deferred revenue under ASU No. 2014-09. Our working capital balance was $4.17 million at December 31, 2018 compared to $2.14 million at December 31, 2017. The current ratio at December 31, 2018 was 2.07 compared to 1.34 at December 31, 2017.

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

In September 2018, the maximum borrowing amount on our revolving line of credit was reduced from $2.0 million to $750,000. As amended, the revolver’s maturity date remained April 29, 2019 and the revolver’s interest rate continued to be based on the 30-day LIBOR plus 2.25%. As of December 31, 2018, there were no outstanding borrowings on the revolving line of credit. In January 2019, we borrowed $500,000 under our revolving line of credit. In March 2019, the revolving line of credit’s maturity date was extended to April 28, 2020 and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

We have experienced significant losses over the last several years and may experience a loss in 2019. Our existing cash, cash equivalents, operating revenue and borrowing facilities may not be sufficient to fund our operating expenses through the next 12 months which would require us to obtain additional financing before that time. We has taken several steps which management believes will result in an improved financial position, operating results, and cash flows. Over the last several years we have also taken other cost cutting measures including reductions in staff, freezing or lowering salaries, limiting promotional events all in an effort to reduce operating expenses.

As detailed in Note 2 of the accompanying consolidated financial statements, in January 2019, we entered into a Purchase Agreement with Nutracom, LLC (Nutracom) pursuant to which Nutracom purchased the assets used by us in our manufacturing operations. Assets purchased by Nutracom from us were financed by us under payment terms scheduled to provide incoming funds to us of $200,000 or more per year. We have also entered into an agreement for Nutracom to lease a significant portion of our headquarters building. Management believes that these transactions with Nutracom will be favorable to our financial position, operating results, and cash flows; however, there are risks and uncertainties which arise with these Nutracom transactions and their impact to our operations.

Should the aforementioned changes to the company’s operations not provide sufficient cash flow improvement or should we be unable to obtain sufficient additional capital or borrowings, we may have to engage in any or all of the following activities: (i) monetize our headquarters building via traditional bank lending or a sale and leaseback-type transaction; (ii) monetize a note receivable from a distributor (see Note 11 of the accompanying consolidated financial statements); (iii) restructure our core distributor business model including recruiting, promotions, incentives, and other activities; (iv) cease operations in certain geographic regions, and (v) reduce employee compensation and benefits.

We may not be able to obtain sufficient additional funding through monetizing certain of our existing assets, sourcing additional borrowings, and issuing additional equity, or any other means, and if we are able to do so, these available sources of funds may not be on satisfactory terms. Our ability to raise additional capital in the equity markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

These actions may have a material adverse impact on our ability to achieve certain of our planned objectives. Even if we are able to source additional funding, we may be forced to significantly reduce our operations if our operating performance does not improve. If we are unable to source additional funding, we may be forced to significantly reduce or shut down our operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on our assets or liabilities should we not be able to continue as a going concern.

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

Revenue

On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (including amendments), and applied the new revenue standard to all contracts using the modified retrospective method. Under this method, prior periods were not restated. Upon adoption, we recognized the cumulative effect of applying the new revenue standard as a reduction of $367,568 (with zero net tax effect) to the opening retained earnings (accumulated deficit) balance.

The new revenue standard defines a five step process to recognize revenues. We account for a contract with our independent distributors (including customers) when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Product sales revenue (principally nutritional and dietary supplements) and commission expenses are recorded when control is transferred to independent distributors, which occurs at the time of shipment. Generally, net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. We present distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor. At point of sale, we receive payment by credit card, personal check, or guaranteed funds for contracts from independent distributors and make related commission payments in the following month.

Under this new revenue standard, we determined that the timeframe for recognizing the revenue performance obligation for membership fees-type revenue would be lengthened to more closely correlate with the distributor (including customer) membership terms of generally twelve months. Based upon all membership fees contracts still in existence as of December 31, 2017, the adoption of the new revenue standard resulted in the recognition of a deferred revenue liability balance of $367,568. We receive payment for membership fees at the beginning of the annual membership term and recognize membership fees revenue on a straight-line basis in correlation with the completion of our performance obligation under the membership term. At December 31, 2018, the deferred revenue liability balance was $337,234.

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our return policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2018 and 2017, total returns as a percent of net sales were approximately 0.17% and 0.25%, respectively.

We record handling and freight income as a component of net sales and record handling and freight costs as a component of cost of products sold. Total net sales do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

We do not anticipate that the adoption of the new revenue standard will be material to net sales and net income on an ongoing basis.

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

The calculations of our tax liabilities involve dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed in the guidance under ASC Topic 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, or new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

During 2016, 2017 and 2018, we determined that it was more likely than not that U.S. federal and various state net operating losses primarily generated in these years will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the 2018 and 2017 income tax provisions include the impact of recording a full deferred tax asset valuation allowance of approximately $265,000 and $198,000 against the annual losses generated from a U.S. tax perspective.

At December 31, 2018, we had deferred tax assets related to net operating loss carryforwards and other income tax credits in our foreign operations with a tax value of $3.1 million. These net operating loss carryforwards principally do not expire, depending on the country and period in which they occurred. As of December 31, 2017, we assessed the realizability of the European subsidiary’s deferred tax assets and concluded that future realization failed to meet the threshold of more likely than not based upon the subsidiary’s recent tax operating losses. Accordingly, we recorded a full valuation allowance to the European subsidiary’s deferred tax assets and recorded a deferred income tax charge of $509,000 at December 31, 2017. We continue to have a full valuation allowance applied to all other net operating loss carryforwards in our foreign operations.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to companies on the reporting of the impacts of The United States Tax Cuts and Jobs Act in their financial statements.  Under SAB 118, we recorded affected items in fiscal year 2017 as provisional to allow additional time for clarifying technical guidance from Treasury and analysis of the effect to our current tax positions.  In 2018, we completed our analysis and did not record any adjustments to our 2017 provisional income tax amounts.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2018, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Governance

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 23, 2019, which is expected to be filed with the Commission within 120 days after December 31, 2018.

Item No. 11 - Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 23, 2019, which is expected to be filed with the Commission within 120 days after December 31, 2018.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 23, 2019, which is expected to be filed with the Commission within 120 days after December 31, 2018.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 23, 2019, which is expected to be filed with the Commission within 120 days after December 31, 2018.

Item No. 14 - Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 23, 2019, which is expected to be filed with the Commission within 120 days after December 31, 2018.

PART IV

Item No. 15 - Exhibits and Financial Statement Schedules

(a)	1.

The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits: See the Exhibit Index immediately before the signature page of this Annual Report on Form 10-K.

Item No. 16 – Form 10-K Summary

None

Exhibit Index

Exhibit Number	Document

2.1	Purchase Agreement with Nutracom, LLC dated January 1, 2019 (filed herewith).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Carl W. Hastings Employment Agreement dated January 1, 2019 (filed herewith).

10.4*	Reliv’ International, Inc. Supplemental Executive Retirement Plan dated June 1, 1998 (incorporated by reference to Exhibit 10.19 to the Form10-K of the Registrant for year ended December 31, 1998).

10.5*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.6*	2009 Distributor Stock Purchase Plan (incorporated by reference to Appendix 1 of Form S-3 Registration Statement the Registrant filed July 1, 2009).

10.7*	2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed December 2, 2010).

10.8*	2014 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed November 19, 2014).

10.9*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.10*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.11*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.12*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.13

Loan Sale Agreement between 2010-1 RADC/CADC Venture, LLC and Reliv International, Inc. dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended March 31, 2012).

10.14	Technology License Agreement by and between SL Technology, Inc. and Soy Labs, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 25, 2013).

10.15

Agreement by and among Reliv International, Inc., SL Technology, Inc., Soy Labs, LLC and 1Soy, Inc. dated July 23, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 25, 2013).

10.16

Letter agreement between SL Technology, Inc. and Soy Labs, LLC dated September 2, 2016 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2016)

10.17

Promissory Note (revolving credit facility) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 13, 2015).

10.18

Business Loan Agreement dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed November 13, 2015).

10.19

Deed of Trust dated September 30, 2015 between Reliv International, Inc. as Grantor and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Registrant filed November 13, 2015).

10.20

First Amendment to Loan Agreement dated September 30, 2016 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed November 14, 2016).

10.21

Change in Terms Agreement (revolving credit facility) dated September 30, 2016 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 14, 2016).

10.22

Second Amendment to Loan Agreement dated April 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed May 15, 2018).

10.23

Change in Terms Agreement (revolving credit facility) dated April 30, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed May 15, 2018).

10.24

Third Amendment to Loan Agreement dated September 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed November 14, 2018).

10.25

Change in Terms Agreement (revolving credit facility) dated September 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 14, 2018).

10.26	Lease between Registrant (lessor) and Nutracom, LLC (lessee) dated January 1, 2019 (filed herewith).

10.27	Secured Term Note issued by Nutracom, LLC to Registrant dated January 1, 2019 (filed herewith).

10.28	Unsecured Term Note issued by Nutracom, LLC to Registrant dated January 1, 2019 (filed herewith).

10.29

Fourth Amendment to Loan Agreement dated March 25, 2019 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith)

10.30

Change in Terms Agreement (revolving credit facility) dated March 25, 2019 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

11	Statement re: computation of per share earnings (incorporated by reference to Note 9 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Loss and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date: March 29, 2019

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors

Date: March 29, 2019

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 29, 2019

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer, Director

Date: March 29, 2019

By:	/s/ Denis St. John
Denis St. John, Director

Date: March 29, 2019

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 29, 2019

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 29, 2019

Reliv’ International, Inc.

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Reliv’ International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of net loss and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

St. Louis, Missouri

March 29, 2019

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,989,974	$3,272,788
Accounts receivable, less allowances of $5,000 in 2018 and $26,300 in 2017	400,759	29,760
Accounts due from employees and distributors	151,222	138,497
Inventories:
Finished goods	2,460,563	2,762,249
Raw materials	372,865	1,653,466
Sales aids and promotional materials	121,519	139,770
Total inventories	2,954,947	4,555,485

Refundable income taxes	22,712	26,552
Assets held for sale	2,124,939	-
Prepaid expenses and other current assets	441,453	372,602
Total current assets	8,086,006	8,395,684

Other assets	338,974	337,190
Cash surrender value of life insurance	-	3,086,522
Note receivable due from distributor	1,282,072	1,405,113
Intangible assets, net	1,948,263	2,174,248

Property, plant, and equipment	14,420,559	19,055,260
Less accumulated depreciation	9,722,009	13,378,021
Property, plant, and equipment, net	4,698,550	5,677,239

Total assets	$16,353,865	$21,075,996

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2018	2017

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,880,086	$3,200,018
Income taxes payable	35,304	12,616
Revolving line of credit	-	500,000
Current maturities of long-term debt	-	2,545,421
Total current liabilities	3,915,390	6,258,055

Noncurrent liabilities:
Other noncurrent liabilities	445,611	453,354
Total noncurrent liabilities	445,611	453,354

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2018 and 2017	-	-
Common stock, par value $0.001 per share; 5,000,000 shares authorized, 2,110,013 shares issued and 1,845,160 shares outstanding in 2018; 2,110,013 shares issued and 1,845,160 shares outstanding in 2017	2,110	2,110
Additional paid-in capital	30,622,547	30,598,920
Accumulated deficit	(12,311,138)	(10,040,229)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(982,095)	(857,654)
Treasury stock	(5,338,560)	(5,338,560)
Total stockholders’ equity	11,992,864	14,364,587

Total liabilities and stockholders’ equity	$16,353,865	$21,075,996

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Net Loss

and Comprehensive Loss

	Year ended December 31
	2018	2017

Product sales	$33,918,169	$38,751,357
Handling & freight income	2,197,572	3,037,425
Net sales	36,115,741	41,788,782

Costs and expenses:
Cost of products sold	9,709,743	9,401,406
Distributor royalties and commissions	11,749,604	14,685,553
Selling, general, and administrative	16,520,885	17,885,226
Loss from operations	(1,864,491)	(183,403)

Other income (expense):
Interest income	93,054	101,901
Interest expense	(95,556)	(109,254)
Other income	61,652	38,844
Loss before income taxes	(1,805,341)	(151,912)
Provision for income taxes	98,000	545,000

Net loss available to common shareholders	$(1,903,341)	$(696,912)

Other comprehensive income (loss):
Foreign currency translation adjustment	(124,441)	113,551

Comprehensive loss	$(2,027,782)	$(583,361)

Loss per common share - Basic	$(1.03)	$(0.38)
Weighted average shares	1,845,000	1,845,000

Loss per common share - Diluted	$(1.03)	$(0.38)
Weighted average shares	1,845,000	1,845,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2016	2,110,013	$2,110	$30,565,144	$(9,284,317)	$(1,030,205)	264,853	$(5,338,560)	$14,914,172
Net loss	-	-	-	(696,912)	-	-	-	(696,912)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	113,551	-	-	113,551
Income tax effects of Tax Cuts & Jobs Act	-	-	-	(59,000)	59,000	-	-	-
Total comprehensive loss								(583,361)
Stock-based compensation	-	-	33,776	-	-	-	-	33,776
Balance at December 31, 2017	2,110,013	2,110	30,598,920	(10,040,229)	(857,654)	264,853	(5,338,560)	14,364,587
Net loss	-	-	-	(1,903,341)	-	-	-	(1,903,341)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(124,441)	-	-	(124,441)
Total comprehensive loss								(2,027,782)
Adoption of Accounting Standards Update 2014-09	-	-	-	(367,568)	-	-	-	(367,568)
Stock-based compensation	-	-	23,627	-	-	-	-	23,627
Balance at December 31, 2018	2,110,013	$2,110	$30,622,547	$(12,311,138)	$(982,095)	264,853	$(5,338,560)	$11,992,864

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2018	2017
Operating activities
Net loss	$(1,903,341)	$(696,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	810,442	900,126
Stock-based compensation	23,627	33,776
Non-cash life insurance policy reduction (accretion)	20,329	(120,540)
(Gain) loss on sale of property, plant and equipment	(684)	(8,844)
Deferred income taxes	-	508,000
Foreign currency transaction (gain)/loss	(32,577)	(20,659)
(Increase) decrease in accounts receivable and accounts due from employees and distributors	(377,466)	104,671
(Increase) decrease in inventories	(26,036)	15,472
(Increase) decrease in refundable income taxes	(3,840)	70,612
(Increase) decrease in prepaid expenses and other current assets	(75,941)	107,051
(Increase) decrease in other assets	(1,783)	(32,102)
Increase (decrease) in income taxes payable	30,909	12,616
Increase (decrease) in accounts payable & accrued expenses and other non-current liabilities	366,437	(1,030,062)
Net cash used in operating activities	(1,169,924)	(156,795)

Investing activities
Proceeds from sale of property, plant, and equipment	8,522	13,143
Purchase of property, plant, and equipment	(181,343)	(499,409)
Proceeds from redemption of life insurance policy	3,066,193	-
Payments received on distributor note receivable	115,892	109,160
Net cash provided by (used in) investing activities	3,009,264	(377,106)

Financing activities
Proceeds from revolving line of credit borrowings	-	500,000
Principal payments on long-term borrowings	(3,045,421)	(363,736)
Net cash provided by (used in) financing activities	(3,045,421)	136,264
Effect of exchange rate changes on cash and cash equivalents	(76,733)	63,608
Increase (decrease) in cash and cash equivalents	(1,282,814)	(334,029)
Cash and cash equivalents at beginning of year	3,272,788	3,606,817
Cash and cash equivalents at end of year	$1,989,974	$3,272,788

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$99,000	$99,800

Income taxes paid (received), net	$66,600	$(52,500)

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv’ International, Inc. (the Company) produces a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management, and sports nutrition. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Austria, Canada, France, Germany, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Singapore, and the United Kingdom.

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

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of net income (loss) amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Foreign currency transaction gains (losses) were $32,577 and $20,659 for 2018 and 2017, respectively.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock. See Note 9 for additional information regarding earnings (loss) per share.

Stock-Based Compensation

The Company has stock-based incentive plans under which it may grant stock option, restricted stock, and unrestricted stock awards. The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms. Depending upon the characteristics of the option, the fair value of stock-based awards is primarily determined using the Black-Scholes model, which incorporates assumptions and management estimates including the risk-free interest rate, expected volatility, expected option life, and dividend yield. The Company recognizes forfeitures when incurred. See Note 8 for additional information.

The Company accounts for options granted to non-employees and warrants granted to distributors under the fair value approach required by FASB ASC Topic 505-50, “Equity Based Payments to Non-Employees.”

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements. See Note 6 for further discussion.

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income result from financial statement accruals and reserves and differences between depreciation and amortization for book and tax purposes.

Unrecognized tax benefits are accounted for as required by FASB ASC Topic 740 which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return. See Note 12 for further discussion.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. The Company recorded $19,300 and $22,300 of advertising expense in 2018 and 2017, respectively.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $473,000 and $488,000 in 2018 and 2017, respectively.

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

Intangible assets estimated to have finite lives are amortized over their estimated economic life under the straight-line method; such method correlates to management’s estimate of the assets’ economic benefit. Based on management’s estimates at origination, these lives range from two to seventeen years. Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of net loss and comprehensive loss. As of December 31, 2018, remaining lives of intangible assets range from six to eleven years.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (including amendments), and applied the new revenue standard to all contracts using the modified retrospective method. Under this method, prior periods are not restated. Upon adoption, the Company recognized the cumulative effect of applying the new revenue standard as a reduction of $367,568 (with zero net tax effect) to the opening retained earnings (accumulated deficit) balance.

The new revenue standard defines a five step process to recognize revenues. The Company accounts for a contract with its independent distributors (including customers) when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Product sales revenue (principally nutritional and dietary supplements) and commission expenses are recorded when control is transferred to independent distributors, which occurs at the time of shipment. Generally, net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. The Company presents distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor. At point of sale, the Company receives payment by credit card, personal check, or guaranteed funds for contracts from independent distributors and makes related commission payments in the following month.

Under this new revenue standard, the Company determined that the timeframe for recognizing the revenue performance obligation for membership fees-type revenue would be lengthened to more closely correlate with the distributor (including customer) membership terms of generally twelve months. Based upon all membership fees contracts still in existence as of December 31, 2017, the adoption of the new revenue standard resulted in the recognition of a deferred revenue liability balance of $367,568. The Company receives payment for membership fees at the beginning of the annual membership term and recognizes membership fees revenue on a straight-line basis in correlation with the completion of its performance obligation under the membership term. At December 31, 2018, the deferred revenue liability balance was $337,234.

Actual and estimated sales returns are classified as a reduction of net sales. The Company estimates and accrues a reserve for product returns based on the Company’s return policy and historical experience. The Company’s return policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2018 and 2017, total returns as a percent of net sales were approximately 0.17% and 0.25%, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company records handling and freight income as a component of net sales and records handling and freight costs as a component of cost of products sold. Total net sales do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting applicable sales taxes.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption to the Company’s results from operations are as follows:

	Year Ended December 31, 2018
		Without	Effect of
		Adoption of	Change
	As Reported	ASU 2014-09	Higher/(Lower)
Operating results
Net sales	$36,115,741	$36,086,633	$29,108
Net loss	(1,903,341)	(1,932,449)	29,108

The Company does not anticipate that the adoption of the new revenue standard will be material to net sales and net income on an ongoing basis.

New Accounting Pronouncements – Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842) which supersedes the existing lease guidance. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Subsequent to its issuance of ASU No. 2016-02, the FASB issued related ASU’s, including ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach originally required by ASU No. 2016-02. This transition method option under ASU No. 2018-11 allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

As required, the Company will adopt ASU 2016-02 on January 1, 2019. The Company anticipates applying certain practical expedients permitted in the standard, as well as the prospective transition method. The Company’s adoption of this new lease standard will result in the January 1, 2019 recognition of right-of-use assets and lease liabilities of approximately $460,000 in the Company’s consolidated financial statements. The Company leases certain office facilities, storage, and equipment.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Going Concern

The Company has incurred operating losses, declining net sales, and negative net cash flows over its most recent five years. Management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, the Company will require additional financial support to fund its operations and execute its business plan. As of December 31, 2018, the Company had $1,989,974 in cash and cash equivalents which may not be sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside of the Company’s direct control that management expects to be available within the next twelve months.

The Company may not be able to obtain sufficient additional funding through monetizing certain of its existing assets, sourcing additional borrowings, and issuing additional equity, or any other means, and if it is able to do so, these available sources of funds may not be on satisfactory terms. The Company’s ability to raise additional capital in the equity markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company

The Company has taken several steps which management believes will result in an improved financial position, operating results, and cash flows. As detailed in Note 7 of these consolidated financial statements, in January 2019, the Company has borrowed $500,000 of its available $750,000 revolving line of credit balance. In March 2019, the Company and its lender have agreed to extend its available $750,000 revolving line of credit agreement to April 28, 2020.

As detailed in Note 2 of these consolidated financial statements, in January 2019, the Company entered into a Purchase Agreement with Nutracom, LLC (Nutracom) pursuant to which Nutracom purchased the assets used by the Company in its manufacturing operations. Assets purchased by Nutracom from the Company were financed by the Company under payment terms scheduled to provide incoming funds to the Company of $200,000 or more per year. The Company has also entered into an agreement for Nutracom to lease a significant portion of the Company’s headquarters building. Management believes that these transactions with Nutracom will be favorable to its financial position, operating results, and cash flows; however, there are risks and uncertainties which arise with these Nutracom transactions and their impact to the Company’s operations.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Going Concern (continued)

Should the aforementioned changes to the company’s operations not provide sufficient cash flow improvement or should the Company be unable to obtain sufficient additional capital or borrowings, the Company may have to engage in any or all of the following activities: (i) seek to monetize its headquarters building via traditional bank lending or a sale and leaseback-type transaction; (ii) monetizing its note receivable from a distributor (see Note 11); (iii) restructure its core distributor business model including recruiting, promotions, incentives, and other activities; (iv) cease operations in certain geographic regions, and (v) reduce employee compensation and benefits.

These actions may have a material adverse impact on the Company’s ability to achieve certain of its planned objectives. Even if the Company is able to source additional funding, it may be forced to significantly reduce its operations if its business operating performance does not improve. If the Company is unable to source additional funding, it may be forced to significantly reduce or shut down its operations. These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

2. Assets Held For Sale

On January 1, 2019, the Company entered into a Purchase Agreement with Nutracom, LLC (Nutracom) pursuant to which Nutracom purchased the following assets used by the Company in its manufacturing operations:

●	Inventories (sold at cost of $1.56 million) and,
●	Machinery and other equipment with a net book value of $565,000 (sold for $1 million; gain on disposal of $435,000).

Nutracom was formed by the Company’s manufacturing operations management which included former officers of the Company. Employees of the Company’s manufacturing operations were offered employment by Nutracom.

Prior to its approval of the transaction, the Company’s Board of Directors formed a special committee consisting of the Company’s independent directors to review the transaction. To assist in its review, the special committee engaged a qualified third-party expert to opine a fairness opinion on the transaction and related agreements as detailed below.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Assets Held For Sale (continued)

Concurrently with the execution of the Purchase Agreement, the Company entered into several agreements with Nutracom including a product supply agreement for a term of seven years, a fulfillment agreement, and a facility lease agreement whereby Nutracom will lease manufacturing, warehouse, and certain office space of the Company’s headquarters building from the Company for a term of seven years, with a Nutracom option for an additional five-year term. Annual lease amounts range from $193,000 to $410,000 per year over the seven-year term.

Nutracom provided the following consideration to the Company for the manufacturing operations and related identified assets and agreements:

●	$1 million secured promissory note, seven year term, fixed interest rate of 5.5%, principal and interest payable monthly;
●

$764,344 unsecured promissory note, seven year term, fixed interest rate of 7.0%, interest only payable for the first two years with monthly payment of principal and interest thereafter under a ten-year amortization schedule. The face value of the unsecured note includes the first year’s rent due the Company under the facility lease agreement.

●	Nutracom management transferred to the Company its ownership of 99,200 shares of the Company’s common stock valued at $540,144.
●

Nutracom issued to the Company a non-voting Class B 15% equity membership interest in Nutracom, LLC. The Class B interest does not share in any profits or losses from operations of Nutracom. As defined within the Nutracom Operating Agreement, upon any merger, consolidation, disposition, or liquidation of Nutracom, the Class B equity membership interest converts to a Class A equity membership interest.

●

Commencing January 1, 2020, the Company’s Class B interest will be entitled to receive a percentage, (ranging from 1.0% to 1.25%) of Nutracom’s annual revenues (excluding Nutracom’s revenues from sales to the Company).

The Company’s non-voting Class B 15% equity membership interest in Nutracom was valued by the aforementioned third-party expert at $505,000. As the Company’s non-voting membership interest does not participate in the management of Nutracom, nor does the Company share in any Nutracom operating profits or losses, the Company anticipates accounting for its Nutracom equity investment under the cost method.

As of December 31, 2018, the Company has presented inventories and machinery and other equipment sold to Nutracom as a current asset under the caption of “Assets held for sale” in the accompanying consolidated balance sheets. The Company will account for the Nutracom transactions in its first quarter 2019 financial results.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2018 and 2017, consist of the following:

	2018	2017

Land and land improvements	$905,190	$905,190
Building	9,964,523	9,950,190
Machinery and equipment	180,519	4,755,727
Office equipment	1,157,392	1,183,115
Computer equipment and software	2,212,935	2,261,038
	14,420,559	19,055,260
Less accumulated depreciation	9,722,009	13,378,021
	$4,698,550	$5,677,239

At December 31, 2018, approximately $0.56 million of net property, plant, and equipment (cost $4.70 million; $4.14 million accumulated depreciation) is presented as “Assets held for sale” in the accompanying consolidated balance sheets. See Note 2 for further discussion.

For the years ended December 31, 2018 and 2017, depreciation expense was $584,457 and $674,141, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2018 and 2017, consist of the following:

	2018	2017

Trade payables	$2,105,814	$1,667,495
Distributors' commissions	1,030,948	1,115,649
Sales taxes	195,802	154,958
Deferred revenue	337,234	-
Payroll and payroll taxes	210,288	261,916
	$3,880,086	$3,200,018

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Amortizable Intangible Assets

The Company had amortizable intangible assets as follows as of December 31, 2018 and 2017:

			Accumulated
	Gross Carrying Amount		Amortization
	2018	2017	2018	2017

Distributorship and related agreements	$2,060,000	$2,060,000	$1,437,423	$1,327,556
Lunasin technology license	1,954,661	1,954,661	628,975	512,857
	$4,014,661	$4,014,661	$2,066,398	$1,840,413

Amortization expense for intangible assets totaled $225,985 in each of 2018 and 2017, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2019	$226,000
2020	226,000
2021	226,000
2022	226,000
2023	226,000

6. Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at December 31, 2018 and 2017 were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

December 31, 2018
Note receivable	$1,405,112	$1,529,000	-	$1,529,000	-
Marketable securities	339,000	339,000	$339,000	-	-

December 31, 2017
Long-term debt	$3,045,421	$3,045,421	-	$3,045,421	-
Note receivable	1,521,005	1,684,000	-	1,684,000	-
Marketable securities	330,000	330,000	$330,000	-	-

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Fair Value of Financial Instruments (continued)

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

Long-term debt: The fair value of the Company’s term and revolver loans approximated carrying value as these loans had variable market-based interest rates that reset every thirty days.

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

7. Debt

Debt at December 31, 2018 and 2017 consists of the following:

	2018	2017

Term loan	$-	$2,545,421
Revolving line of credit	-	500,000
	-	3,045,421
Less current maturities	-	3,045,421
Long-term portion	$-	$-

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Debt (continued)

Effective September 30, 2015, the Company entered into a series of lending agreements with a new primary lender which included agreements for a $3.25 million term loan and $3.5 million revolving credit facility. These lending agreements replaced similar borrowings under agreements with the Company’s former primary lender.

The $3.25 million term loan was for a period of three years and required monthly term loan payments, under a ten-year amortization, consisting of principal of $27,080 plus interest with a balloon payment for the outstanding balance due and payable on September 30, 2018. The term loan’s interest rate was based on the 30-day LIBOR plus 2.25%.

The $3.5 million revolving line of credit agreement, originally dated September 30, 2015, and subsequently amended and extended, accrues interest at a floating interest rate based on the 30-day LIBOR plus 2.25% and had an original term of one year.

At June 30, 2018, the Company was current on all principal and interest due to its lender. In July 2018, management voluntarily elected to redeem the cash surrender value (CSV) of the Company’s whole life insurance policy maintained on the life of the Company’s Board of Directors’ Chairman and former Chief Executive Officer. Upon redemption and related receipt of the $3.07 million CSV proceeds, the Company simultaneously remitted to its lender $2.86 million of the CSV proceeds to be applied towards the full reduction of its outstanding term loan and revolver balances. Following this series of July 2018 transactions, the balances of the Company’s term loan, revolver loan, and life insurance policy balances were zero.

Effective with a September 11, 2018 amendment, the revolving line of credit’s maximum borrowing amount was reduced from $2.0 million to $750,000. As amended, the revolver’s maturity date remained April 29, 2019 and the revolver’s interest rate continued to be based on the 30-day LIBOR plus 2.25%. As of December 31, 2018, there were no outstanding borrowings on the revolving line of credit. In January 2019, the Company borrowed $500,000 under its revolving line of credit.

Effective with a March 2019 amendment, the revolving line of credit’s maturity date was extended to April 28, 2020 and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000.

Borrowings under the lending agreement are secured by all tangible and intangible assets of the Company and by a mortgage on the real estate of the Company’s headquarters. At December 31, 2018, the Company was in compliance with its loan covenant requirements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stockholders’ Equity

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

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2018		2017
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	140,424	$7.85	236,844	$$8.14
Granted	-		-
Exercised	-		-
Expired and forfeited	(58,998)	7.96	(96,420)	8.57
Outstanding at end of year	81,426	$7.77	140,424	$7.85

Exercisable at end of year	14,655	$7.77	13,713	$7.77

Compensation cost for the stock option plan was approximately $21,000 ($21,000 net of tax) and $27,000 ($27,000 net of tax) for the years ended December 31, 2018 and 2017, respectively, and has been recorded in selling, general, and administrative expense. As of December 31, 2018, the total remaining unrecognized compensation cost related to the non-vested portion of time vesting stock options totaled $19,000 ($19,000 net of tax), which will be amortized over the weighted remaining requisite service period of 1.17 years. The aggregate intrinsic value of stock options outstanding and currently exercisable at December 31, 2018 was $-0-.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stockholders’ Equity (continued)

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

The Company records expense under the fair value method for warrants granted to distributors. Total expense for the warrants was $3,000 and $6,600 in 2018 and 2017, respectively.

A summary of the Company’s warrant activity for the years ended December 31 follows:

	2018		2017
	Warrants	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price

Outstanding beginning of the year	5,960	$4.46	6,291	$5.34
Granted	1,113	4.24	1,258	4.77
Exercised	-		-
Expired	(2,183)	4.06	(1,589)	8.19
Outstanding at end of year	4,890	$4.58	5,960	$4.46

Exercisable at end of year	4,890		5,960

			As of December 31, 2018
			Warrants Outstanding and Exercisable
Range of Exercise Prices			Warrants	Weighted Avg. Exercise Price	Weighted Avg. Remaining Life
	$4.24		1,113	$4.24	3.00
	$4.64		2,519	4.64	1.00
	$4.77		1,258	4.77	2.00
$4.24	-	$4.77	4,890	$4.58	1.71

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stockholders’ Equity (continued)

Distributor Stock Purchase Plan (continued)

The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2018	2017

Expected warrant life (years)	3.0	3.0
Risk-free weighted average interest rate	2.46%	1.98%
Stock price volatility	55.8%	73.8%
Dividend yield	0.0%	0.0%

The intrinsic value for stock warrants outstanding at December 31, 2018 was $-0-.

The 2009 Distributor Stock Purchase Plan was established with a ten-year life. As a result, there will be no further grants from this Plan. Upon exercise, forfeiture or expiration of all outstanding warrants, the Plan will terminate.

9. Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31
	2018	2017
Numerator:
Net loss	$(1,903,341)	$(696,912)
Denominator:
Denominator for basic loss per share – weighted average shares	1,845,000	1,845,000

Dilutive effect of employee stock options and other warrants	-	-

Denominator for diluted loss per share – adjusted weighted average shares	1,845,000	1,845,000

Basic loss per share	$(1.03)	$(0.38)
Diluted loss per share	$(1.03)	$(0.38)

For the years ended December 31, 2018 and 2017, options and warrants totaling 86,316 and 146,384, respectively, shares of common stock were not included in the denominator for diluted loss per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Leases

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, and certain leases have renewal and/or purchase options. Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year consist of the following at December 31, 2018:

2019	$268,652
2020	186,168
2021	16,479
2022	16,479
2023	6,681
Thereafter	-
$494,459

Rent expense for operating leases was $326,724 and $338,734 for the years ended December 31, 2018 and 2017, respectively.

11. Note Receivable Due From Distributor

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

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In February 2013, while retaining the Company’s right to require Borrower’s compliance with the LMA’s terms, the Company and the Borrower agreed to a verbal modification in the payment schedule in which the Company agreed to accept monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,405,112 and $1,521,005 as of December 31, 2018 and 2017, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Income Taxes

Compenents of loss before income taxes:	Year ended December 31
	2018	2017

United States	$(1,694,301)	$(30,606)
Foreign	(111,040)	(121,306)
	$(1,805,341)	$(151,912)

Compenents of provision (benefit) for income taxes:	Year ended December 31
	2018	2017
Current:
Federal	$(3,000)	$(2,000)
State	4,000	5,000
Foreign	97,000	33,000
Total current	98,000	36,000

Deferred:
Federal	-	-
State	-	-
Foreign	-	509,000
Total deferred	-	509,000
	$98,000	$545,000

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Income Taxes (continued)

The provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively. The reasons for these differences are as follows:

	Year ended December 31
	2018	2017

Income taxes at U.S. statutory rate	$(379,000)	$(52,000)
State income taxes, net of federal benefit	7,000	11,000
Higher/(lower) effective taxes on earnings/losses in foreign countries	38,000	(65,000)
Foreign corporate income taxes	97,000	33,000
Foreign tax credit carryover	-	(66,000)
Life insurance settlement	118,000	-
GILTI	34,000	-
Nondeductible meals and entertainment expense	9,000	13,000
Valuation allowance, net	186,000	707,000
Other	(12,000)	(36,000)
	$98,000	$545,000

The Company has determined that it was more likely than not that its U.S. federal and various state net operating losses will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the 2018 and 2017 income tax provisions include the impact of recording a full deferred tax asset valuation allowance of approximately $186,000 and $198,000, respectively, against the annual losses generated from a U.S. tax perspective. The Company has a deferred tax asset relating to domestic federal net operating loss carryforwards of approximately $451,000 at December 31, 2018 of which approximately $188,000 will expire between 2036 and 2037. The Company has a deferred tax asset of $3,118,000 at December 31, 2018 relating to foreign net operating loss carryforwards in various jurisdictions which principally do not expire. At December 31, 2018, the Company has recorded a full valuation allowance against all domestic and foreign net operating loss carryforward balances as it is more likely than not that this asset will not be realized.

As of December 31, 2017, management’s assessment of the realizability of its Europe’s subsidiary’s deferred tax assets concluded that it no longer meets the threshold of more likely than not based upon the subsidiary’s recent declining operating results. Accordingly, the Company recorded a full valuation allowance against the Europe subsidiary’s deferred tax assets with a corresponding deferred income tax charge of $509,000 in 2017.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Income Taxes (continued)

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2018 and 2017, are as follows:

	2018	2017
Deferred tax assets:
Inventory obsolescence reserve	$53,000	$62,000
Product refund reserve	-	7,000
Deferred revenue	91,000	-
Organization costs	117,000	127,000
Deferred compensation	97,000	94,000
Depreciation and amortization	2,000	-
Miscellaneous accrued expenses	23,000	13,000
Domestic net operating loss carryforwards	451,000	186,000
Foreign net operating loss carryforwards	3,118,000	3,413,000
Valuation allowance	(3,845,000)	(3,767,000)
	107,000	135,000
Deferred tax liabilities:
Depreciation and amortization	-	28,000
Foreign currency exchange	107,000	107,000
	107,000	135,000
Net deferred tax assets (liabilities)	$-	$-

The United States Tax Cuts and Jobs Act (TCJA) was enacted in December 2017, which significantly changed U.S. tax law, principally by permanently reducing the U.S. federal statutory rate to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The effect of the federal tax rate reduction to 21% was reflected as a reduction in the December 31, 2017 U.S. deferred tax asset balances with a corresponding reduction in the valuation allowance. Under the TCJA’s repatriation tax, the Company’s cumulative amount of unremitted foreign earnings and related tax was immaterial.

Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to companies on the reporting of the impacts of TCJA in their financial statements. Under SAB 118, the Company recorded affected items in fiscal year 2017 as provisional to allow additional time for clarifying technical guidance from Treasury and analysis of the effect to the Company’s current tax positions. In 2018, the Company has completed its analysis and did not record any adjustments to its 2017 provisional income tax amounts.

The TCJA introduced a new tax on global intangible low-taxed income (“GILTI”) effective as of January 1, 2018. The Company’s policy is to treat GILTI as a period cost when incurred.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Income Taxes (continued)

At December 31, 2018 and 2017, the Company had $32,000 and $36,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount of $22,000 would impact the effective income tax rate if recognized.

The aggregate changes in the balance of net unrecognized tax benefits were as follows:

	2018	2017

Beginning of year	$26,000	$32,000
Settlements and effective settlements with tax authorities	-	-
Lapse of statute of limitations	(7,000)	(6,000)
Decrease to tax positions taken during prior periods	(3,000)	(6,000)
Increase to tax positions taken during current period	6,000	6,000
End of year	$22,000	$26,000

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

At December 31, 2018 and 2017, the Company had $10,000 and $11,000, respectively, accrued for interest and penalties within the balance of unrecognized tax benefits. The Company’s unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

The Company, including its domestic and foreign subsidiaries, is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2014 and concluded years through 2014 with its primary state jurisdiction.

One of the Company’s foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. The Company, in consultation with its legal counsel, believes that there are strong legal grounds that it should not be liable to pay the majority of the alleged tax deficiencies. As of December 31, 2010, management estimated and reserved approximately $185,000 for resolution of this matter and recorded this amount within Selling, General, and Administrative expense in the 2010 Consolidated Statement of Income. In 2011, the Company made good faith deposits to the local tax authority under the tax agency’s administrative judicial resolution process. As of December 31, 2018, management’s estimated reserve (net of deposits) for this matter is approximately $172,500.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Employee Benefit Plans

The Company sponsors a 401(k) employee savings plan which covers substantially all employees. Employees can contribute up to 15% of their gross income to the plan. The Company matched a percentage of the employee’s contribution at a rate of 10% for the years ended December 31, 2018, and 2017, respectively. Company contributions under the 401(k) plan totaled $36,800 and $35,400 in 2018 and 2017, respectively.

The Company sponsors an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. Contributions to the ESOP are funded by the Company on a discretionary basis. In 2018 and 2017, the Company did not make any contributions to the ESOP.

14. Incentive Compensation Plans

Under a Board of Directors approved incentive compensation plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to the Company achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal years 2018 and 2017, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 18% of the Company’s Income from Operations. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. The Company expensed a total of $-0- and $109,500 to the participants of the bonus pool for 2018 and 2017, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. A grantor trust was established to hold the assets of the SERP. The Company funds the grantor trust by paying the amount deferred by the participant into the trust at the time of deferral. Investment earnings and losses accrue to the benefit or detriment of the participants. The SERP also provides for a discretionary matching contribution by the Company not to exceed 100% of the participant’s annual contribution. In 2018 and 2017, the Company did not provide a match. The participants fully vest in the deferred compensation three years from the date they enter the SERP. The participants are not eligible to receive distribution under the SERP until retirement, death, or disability of the participant. At December 31, 2018 and 2017, SERP assets were $339,000 and $330,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2018 and 2017, SERP liabilities were $341,000 and $332,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets. The changes in the balances of SERP assets and SERP liabilities during 2018 and 2017 were due to net realized and unrealized investment gains/losses incurred by the plan.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Segment Information

Description of Products and Services by Segment

The Company operates in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions. Geographic area data for the years ended December 31, 2018 and 2017 follow:

	2018	2017

Net sales to external customers
United States	$27,673,352	$32,474,797
Australia/New Zealand	732,227	922,594
Canada	718,560	914,775
Mexico	474,372	445,299
Europe (1)	3,972,381	4,578,095
Asia (2)	2,544,849	2,453,222
Total net sales	$36,115,741	$41,788,782

Assets by area
United States	$13,584,424	$18,100,872
Australia/New Zealand	540,591	572,368
Canada	166,533	265,629
Mexico	179,713	219,501
Europe (1)	867,008	1,032,641
Asia (2)	1,015,596	884,985
Total consolidated assets	$16,353,865	$21,075,996

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, and Singapore.

The Company classifies its sales into two categories of sales products plus handling & freight income. Net sales by product category data for the years ended December 31, 2018 and 2017, follow:

	2018	2017

Net sales by product category
Nutritional and dietary supplements	$32,670,362	$37,326,863
Sales aids, membership fees, and other	1,247,807	1,424,494
Handling & freight income	2,197,572	3,037,425
Total net sales	$36,115,741	$41,788,782

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Restructuring Activities

In April 2018, the Company announced the June 30, 2018 closing of the operations of its Reliv Indonesia subsidiary. The total cost of this program, primarily representing employee severance costs, facility exit costs, and a write-down of inventory to its net realizable value, was approximately $77,000, and was included in the company’s operating results for the second quarter ended June 30, 2018. At December 31, 2018, this program has been substantially completed.

17. Subsequent Events

On January 1, 2019, the Company entered into a Purchase Agreement with Nutracom, LLC (Nutracom) pursuant to which Nutracom purchased the assets used by the Company in its manufacturing operations. See Note 2 for further information.

In January 2019, the Company borrowed $500,000 under its revolving line of credit. In March 2019, the Company and its primary lender amended the terms of the Company’s revolving line of credit agreement. See Note 7 for further information.