Form 10-Q
period 2019-03-31
RELIV INTERNATIONAL INC
filed 2019-05-15
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☑     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	RELV	NASDAQ Capital Market

The number of shares outstanding of the Registrant’s common stock as of May 6, 2019 was 1,746,449 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item No. 4	Controls and Procedures	26

Part II – Other Information

Item No. 6	Exhibits	26

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2019	2018
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,381,087	$1,989,974
Accounts receivable, less allowances of $5,000 in 2019 and 2018	245,999	400,759
Notes & accounts receivables and deposits - related parties	1,269,527	151,222
Inventories
Finished goods	1,959,535	2,460,563
Raw materials	176,481	372,865
Sales aids and promotional materials	127,653	121,519
Total inventories	2,263,669	2,954,947

Refundable income taxes	20,794	22,712
Assets held for sale	-	2,124,939
Prepaid expenses and other current assets	693,749	441,453
Total current assets	6,874,825	8,086,006

Other assets	388,655	338,974
Notes and accounts receivables - related parties	2,897,249	1,282,072
Operating lease right-to-use assets	394,287	-
Intangible assets, net	1,891,767	1,948,263
Equity investment	505,000	-

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	10,103,321	9,964,523
Office & other equipment	1,226,971	1,337,911
Computer equipment & software	2,227,664	2,212,935
	14,463,146	14,420,559
Less: Accumulated depreciation	9,813,657	9,722,009
Net property, plant and equipment	4,649,489	4,698,550

Total assets	$17,601,272	$16,353,865

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2019	2018
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,171,407	$2,105,814
Distributors' commissions payable	855,664	1,030,948
Sales taxes payable	168,430	195,802
Payroll and payroll taxes payable	271,927	210,288
Total accounts payable and accrued expenses	3,467,428	3,542,852

Income taxes payable	77,534	35,304
Deferred revenue	365,447	337,234
Operating lease liabilities	229,700	-
Deferred rent liability	187,500	-
Revolving line of credit	500,000	-
Total current liabilities	4,827,609	3,915,390

Noncurrent liabilities:
Operating lease liabilities	158,751	-
Other noncurrent liabilities	483,750	445,611
Total noncurrent liabilities	642,501	445,611

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2019 and 2018	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,746,449 shares outstanding as of 3/31/2019; 2,110,013 shares issued and 1,845,160 shares outstanding as of 12/31/2018	2,110	2,110
Additional paid-in capital	30,627,853	30,622,547
Accumulated deficit	(11,687,494)	(12,311,138)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(959,884)	(982,095)
Treasury stock	(5,851,423)	(5,338,560)

Total stockholders' equity	12,131,162	11,992,864

Total liabilities and stockholders' equity	$17,601,272	$16,353,865

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended March 31
	2019	2018

Product sales	$8,810,997	$9,391,381
Freight income	519,941	611,858
Other revenue	158,566	-

Net sales	9,489,504	10,003,239

Costs and expenses:
Cost of goods sold	2,433,732	2,349,742
Distributor royalties and commissions	3,117,572	3,391,745
Selling, general and administrative	3,739,527	4,485,895

Total costs and expenses	9,290,831	10,227,382

Income (loss) from operations	198,673	(224,143)

Other income (expense):
Interest income	49,262	23,952
Interest expense	(5,412)	(31,565)
Other income (expense)	(5,428)	6,651
Gain on sale of fixed assets	434,549	3,800

Income (loss) before income taxes	671,644	(221,305)
Provision for income taxes	48,000	17,000

Net income (loss)	$623,644	$(238,305)

Other comprehensive income (loss):
Foreign currency translation adjustment	22,211	25,228

Comprehensive income (loss)	$645,855	$(213,077)

Earnings (loss) per common share - Basic	$0.36	$(0.13)
Weighted average shares	1,746,000	1,845,000

Earnings (loss) per common share - Diluted	$0.36	$(0.13)
Weighted average shares	1,746,000	1,845,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2019	2018

Operating activities:
Net income (loss)	$623,644	$(238,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	144,893	201,634
Stock-based compensation	5,306	7,535
Non-cash life insurance policy reduction / (accretion)	-	(6,617)
Non-cash other revenue	(86,433)	-
Non-cash miscellaneous loss	24,618	-
(Gain) loss on sale of property, plant and equipment	(434,549)	(3,800)
Foreign currency transaction (gain) loss	5,925	341
(Increase) decrease in trade, accounts & notes receivable, and deposits from related parties	(839,989)	(104,767)
(Increase) decrease in inventories	705,371	393,576
(Increase) decrease in refundable income taxes	1,918	(3,550)
(Increase) decrease in prepaid expenses and other current assets	(251,056)	(320,175)
(Increase) decrease in other assets	(49,681)	(6,052)
Increase (decrease) in income taxes payable	42,522	18,664
Increase (decrease) in accounts payable & accrued expenses, deferred revenue, and other noncurrent liabilities	(19,235)	561,297

Net cash provided by (used in) operating activities	(126,746)	499,781

Investing activities:
Purchase of property, plant and equipment	(38,890)	(15,383)
Proceeds from the sale of property, plant and equipment	-	3,888
Payments received on notes receivables - related parties	49,691	28,326

Net cash provided by investing activities	10,801	16,831

Financing activities:
Proceeds from line of credit borrowings	500,000	-
Principal payments on long-term borrowings	-	(108,320)

Net cash provided by (used in) financing activities	500,000	(108,320)

Effect of exchange rate changes on cash and cash equivalents	7,058	(4,240)

Increase (decrease) in cash and cash equivalents	391,113	404,052

Cash and cash equivalents at beginning of period	1,989,974	3,272,788

Cash and cash equivalents at end of period	$2,381,087	$3,676,840

Supplementary disclosure of cash flow information:
Noncash investing & financing transactions (Note 3):

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2018	2,110,013	$2,110	$30,622,547	$(12,311,138)	$(982,095)	264,853	$(5,338,560)	$11,992,864
Net income	-	-	-	623,644	-	-	-	623,644
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	22,211	-	-	22,211
Total comprehensive income								645,855
Treasury stock acquired (Note 2)	-	-	-	-	-	99,200	(540,144)	(540,144)
Other	-	-	-	-	-	(489)	27,281	27,281
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at March 31, 2019	2,110,013	$2,110	$30,627,853	$(11,687,494)	$(959,884)	363,564	$(5,851,423)	$12,131,162

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2017	2,110,013	$2,110	$30,598,920	$(10,040,229)	$(857,654)	264,853	$(5,338,560)	$14,364,587
Net loss	-	-	-	(238,305)	-	-	-	(238,305)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	25,228	-	-	25,228
Total comprehensive loss								(213,077)
Adoption of Accounting Standards Update 2014-09	-	-	-	(367,568)	-	-	-	(367,568)
Stock-based compensation	-	-	7,534	-	-	-	-	7,534
Balance at March 31, 2018	2,110,013	$2,110	$30,606,454	$(10,646,102)	$(832,426)	264,853	$(5,338,560)	$13,791,476

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2019

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which we believe are necessary to present fairly the financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2018, filed March 29, 2019 with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

To conform to the current year presentation, certain previously reported 2018 amounts have been reclassified.

Inventories

Inventories are valued at the lower of cost or market and are accounted for on a first-in, first-out basis. Effective January 1, 2019, finished goods inventories primarily consist of purchased products held for resale. Prior to 2019, finished goods inventories were primarily comprised of internally manufactured products consisting of the costs associated with raw materials, labor, and overhead. On a periodic basis we review our inventory levels, as compared to future demand requirements and the shelf life of the various products. Based on this review, we record inventory write-downs when necessary.

Sales aids and promotional materials inventories represent distributor kits, product brochures, and other sales and business development materials which are held for sale to distributors. Cost of the sales aids and promotional materials held for sale are capitalized as inventories and subsequently recorded to costs of goods sold upon recognition of revenue when sold to distributors. All other advertising and promotional costs are expensed when incurred.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

Variable Interest Entities (VIE) - Unconsolidated

Effective January 1, 2019, we have a financial interest in Nutracom LLC (Nutracom). If we are the primary beneficiary of a VIE, we are required to consolidate the VIE in our consolidated financial statements. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our VIE evaluation requires significant assumptions and judgments.

We do not have the power to direct the significant activities of Nutracom, primarily because we do not have governance rights. We also do not participate in the annual profits or losses of Nutracom. Therefore, we do not consolidate the financial results of Nutracom in our consolidated financial statements. We account for our financial interest in Nutracom as an equity investment measured at cost minus impairment, if any. A cost method equity investment is subject to periodic impairment review using the other-than-temporary impairment model, which considers the severity and duration of a decline in fair value below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery.

See Note 2 and Note 3 for further information on our financial relationship with Nutracom.

Concentrations of Risk

Effective January 1, 2019, we have entered into outsourcing agreements with Nutracom to manufacture our nutritional and dietary supplements and for warehousing and fulfillment services for the U.S. distribution of our products. Nutracom has also issued promissory notes to us for the acquisition of our manufacturing and fulfillment operations. Any inability of Nutracom to deliver these contracted services or to repay the promissory notes could adversely impact our future operating results. See Note 2 and Note 3 for further discussion of our relationship with Nutracom.

New Accounting Pronouncements – Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology may result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard will be effective for our interim and annual financial periods beginning January 1, 2020, with early adoption permitted. Adoption of this standard must be applied on a modified retrospective basis. We are evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

New Accounting Pronouncements – Adopted January 1, 2019

Lessee Accounting

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) (including subsequent issued lease-related ASU’s), and applied the new lease accounting standard to all lessee operating leases using the prospective transition method. Under this method, prior financial reporting periods are not restated. The adoption of the new lease accounting standard resulted in the recording of assets and obligations of our operating leases of approximately $451,000 and $457,000, respectively, on our consolidated balance sheets. Certain amounts previously recorded for prepaid and accrued rent associated with historical operating leases were reclassified to the newly captioned Operating lease right-to-use assets.

At adoption, we used the new lease accounting standard’s package of practical expedients permitted under the transition guidance that allowed us to not reassess: (a) whether any expired or existing contracts are or contain leases, (b) lease classification for any expired or existing leases, and (c) initial direct costs for any expired or existing leases. We also used the lease standard’s practical expedient that allows lessees to treat the lease and implicit non-lease components of our leases as a single lease component and we do not record on the balance sheet leases with an initial term of twelve months or less. Fixed lease expense on all of our operating leases is recognized on a straight-line basis over the contractual lease term, including our estimate of any renewal or early termination lease terms. Operating lease expense is presented within Selling, General and Administrative expense in our operating results.

Operating lease liabilities and related operating lease right-to-use assets are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When leases do not provide an implicit discount rate, we use a country specific incremental borrowing rate based upon the lease term.

See Note 7 for additional lease disclosures.

Lessor Accounting – Other Revenue

Other revenue consists of revenue derived from our leasing a portion of our headquarters building to Nutracom, LLC (Nutracom). We recognize lessor rent revenue on a straight-line basis over the term of the lease. As part of this straight-line methodology, the cumulative rental billings may be greater or less than the financial period’s recognized revenue; such timing differences are recognized on the balance sheet as an accrued other liability or an unbilled rent revenue receivable.

Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

See Note 2 and Note 3 for further information on our financial relationship with Nutracom. See Note 7 for further information on our leases.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

Going Concern

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of March 31, 2019, we had $2,381,087 in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern. The analysis used to determine our ability to continue as a going concern does not include cash sources outside of our direct control that our management expects to be available within the next twelve months.

We may not be able to obtain sufficient additional funding through monetizing certain of our existing assets, sourcing additional borrowings, and issuing additional equity, or any other means, and if we are able to do so, these available sources of funds may not be on satisfactory terms. Our ability to raise additional capital in the equity markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the our common stock, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that we believe are favorable.

We have taken several steps in 2019 which we believe will result in improvement to our financial position, operating results, and cash flows. We have borrowed $500,000 of our available $750,000 revolving line of credit balance. In addition, our lender has agreed to extend the available $750,000 revolving line of credit agreement to April 28, 2020.

As detailed in Note 2 of these condensed consolidated financial statements, on January 1, 2019, we sold the assets previously used by us in our manufacturing operations to Nutracom LLC (Nutracom). We financed the assets purchased by Nutracom from us under payment terms scheduled to provide incoming funds to us of $200,000 or more per year. We have also entered into an agreement for Nutracom to lease a significant portion of our headquarters building. Our management believes that these transactions with Nutracom will be favorable to our financial position, operating results, and cash flows; however, there are risks and uncertainties which arise from these Nutracom transactions and their impact to our operations.

Should the aforementioned changes to our operations not provide sufficient cash flow improvement or should we be unable to obtain sufficient additional capital or borrowings, we may have to engage in any or all of the following activities: (i) seek to monetize our headquarters building via traditional bank lending or a sale and leaseback-type transaction; (ii) monetizing the note receivable from a distributor; (iii) modify our distributor promotions, incentives, and other activities; (iv) cease operations in certain geographic regions, and (v) reduce employee compensation and benefits.

These actions may have a material adverse impact on our ability to achieve certain of our planned objectives. Even if we are able to source additional funding, we may be forced to significantly reduce our operations or shut down our operations if our business operating performance does not improve. These condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event we can no longer continue as a going concern.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Sale of Manufacturing Operations’ Assets

On January 1, 2019, we entered into a Purchase Agreement with Nutracom, LLC (Nutracom) pursuant to which Nutracom purchased the following assets previously used by us in our manufacturing operations:

●	Inventories (sold at cost of $1.56 million) and,
●	Machinery and other equipment with a net book value of $565,000 (sold for $1 million; gain on disposal of approximately $435,000).

Nutracom was formed by our manufacturing operations management which included former officers of the Company. Employees of our manufacturing operations were offered employment by Nutracom.

Prior to its approval of the transaction, our Board of Directors formed a special committee consisting of the Board’s independent directors to review the transaction. To assist in its review, the special committee engaged a qualified third-party expert to render a fairness opinion on the transaction.

Concurrently with the execution of the Purchase Agreement, we entered into several agreements with Nutracom including a product supply agreement for a term of seven years, a fulfillment agreement, and a facility lease agreement whereby Nutracom will lease manufacturing, warehouse, and certain office space of our headquarters building from us for a term of seven years, with a Nutracom option for an additional five-year term. Annual lease amounts range from $193,000 to $410,000 over the seven-year term.

Nutracom provided the following consideration to us for the manufacturing operations and related identified assets and agreements:

●	$1 million secured promissory note, seven year term, fixed interest rate of 5.5%, principal and interest payable monthly;
●

$764,344 unsecured promissory note, seven year term, fixed interest rate of 7.0%, interest only payable for the first two years with monthly payment of principal and interest thereafter under a ten-year amortization schedule. The face value of the unsecured note includes the first year’s rent due under the facility lease agreement.

●	Nutracom management transferred to us its ownership of 99,200 shares of our common stock valued at $540,144.
●

Nutracom issued to us a non-voting Class B 15% equity membership interest in Nutracom, LLC. The Class B interest does not share in any profits or losses from operations of Nutracom. As defined within the Nutracom Operating Agreement, upon any merger, consolidation, disposition, or liquidation of Nutracom, the Class B equity membership interest converts to a Class A equity membership interest.

●	Commencing January 1, 2020, our Class B interest will be entitled to receive a percentage, (ranging from 1.0% to 1.25%) of Nutracom’s annual revenues (excluding Nutracom’s revenues from sales to us).

Our non-voting Class B 15% equity membership interest in Nutracom was valued by the aforementioned third-party expert at $505,000. As our non-voting membership interest does not participate in the management of Nutracom, nor do we share in any Nutracom operating profits or losses, we are accounting for our Nutracom equity investment under the cost method.

At December 31, 2018, we presented inventories and machinery and other equipment sold to Nutracom as a current asset under the caption of “Assets held for sale” in the accompanying condensed consolidated balance sheets. We have accounted for the Nutracom transactions in our first quarter 2019 financial results.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Parties

The following summarizes our related party activities with Nutracom and a significant distributor of the Company.

	March 31	December 31
Assets and liabilities - related parties	2019	2018

Notes & accounts receivables and deposits - current
Deposits with Nutracom for inventory	$1,010,696	$-
Notes receivable - distributor	124,895	123,040
Notes receivable - Nutracom secured	121,553	-
Other miscellaneous receivables	12,383	28,182
	$1,269,527	$151,222

Notes & accounts receivables - non-current
Notes receivable - distributor	$1,250,144	$1,282,072
Notes receivable - Nutracom secured	858,828	-
Notes receivable - Nutracom unsecured	764,344	-
Unbilled receivables: Straight line rent revenue greater than rental billings	23,933	-
	$2,897,249	$1,282,072

Equity investment in Nutracom	$505,000	-

Liability captions with Nutracom balances included therein
Trade accounts payable and other accrued expenses	$257,396	-
Deferred rent liability	187,500	-

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Parties (continued)

	Three months ended March 31
Revenue and expense - related parties	2019	2018

Other revenue	$158,566	$-

Selling, general and administrative expense:
Fullfillment & professional fees	151,102	-

Interest income on promissory notes	47,843	22,603
Gain on sale of fixed assets	434,549	-

Finished goods inventory purchased from Nutracom	$979,900	-

At March 31, 2019, we had $1.3 million in commitments (net of deposits) to purchase finished goods inventory from Nutracom.

The following table presents scheduled principal payments to be received on the distributor and Nutracom promissory notes receivable:

Remainder of 2019	$183,504
2020	257,289
2021	327,217
2022	374,274
2023	368,571
Thereafter	1,635,909
$3,146,764

Supplementary Disclosure of Cash Flows Information:

We incurred the following noncash investing and financing transactions on January 1, 2019 relating to our transactions with Nutracom:

2019

Sale of fixed assets	$1,000,000
Sale of inventories	1,559,488
First year building rental received in advance	250,000
Acquire company common stock for treasury	540,144
Acquire equity investment in Nutracom	505,000
Secured promissory note received	1,000,000
Unsecured promissory note received	764,344

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4. Basic and Diluted Earnings (Loss) per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31
	2019	2018
Numerator:
Net income (loss)	$623,644	$(238,305)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	1,746,000	1,845,000

Dilutive effect of employee stock options and other warrants	-	-

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	1,746,000	1,845,000

Basic earnings (loss) per share	$0.36	$(0.13)
Diluted earnings (loss) per share	$0.36	$(0.13)

Options and warrants to purchase 85,203 shares and 120,242 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

5. Fair Value of Financial Instruments

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

5. Fair Value of Financial Instruments (continued)

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

March 31, 2019
Revolving line of credit	$500,000	$500,000	-	$500,000	-
Note receivable - distributor	1,375,039	1,511,000	-	1,511,000	-
Notes receivable - Nutracom	1,744,725	1,744,725	-	1,744,725	-
Marketable securities	389,000	389,000	$389,000	-	-

December 31, 2018
Note receivable - distributor	$1,405,112	$1,529,000	-	$1,529,000	-
Marketable securities	339,000	339,000	$339,000	-	-

Revolving line of credit: The fair value of our revolver loan approximates carrying value as this loan was amended within the past year and has a variable market-based interest rate that resets every thirty days.

Note receivable - distributor: The note receivable - distributor is a variable rate residential mortgage-based financial instrument. An average of published interest rate quotes for a fifteen-year residential jumbo mortgage, a comparable financial instrument, was used to estimate fair value of this note receivable under a discounted cash flow model.

Notes receivable - Nutracom: The fair value of the notes receivable – Nutracom balance approximates carrying value as these notes were received at fair value within the current fiscal year.

Marketable securities: The assets (trading securities) of the our Supplemental Executive Retirement Plan are recorded at fair value on a recurring basis, and are presented within Other Assets in the consolidated balance sheets.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

6. Debt

On September 30, 2015, we entered into a series of lending agreements with our primary lender which included agreements for a term loan and a revolving credit facility. The term loan was repaid in 2018 and the revolver has been periodically amended and extended.

Effective with a September 11, 2018 amendment, the revolving line of credit’s maximum borrowing amount was $750,000. The revolver’s maturity date was April 29, 2019 and the revolver’s interest rate was based on the 30-day LIBOR plus 2.25%. As of December 31, 2018, there were no outstanding borrowings on the revolving line of credit. In January 2019, the Company borrowed $500,000 under its revolving line of credit.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Debt (continued)

Effective with a March 25, 2019 amendment, the revolving line of credit’s maturity date was extended to April 28, 2020 and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. At March 31, 2019, outstanding borrowings under the revolving line of credit are $500,000 at an interest rate of 4.73%.

Borrowings under the lending agreement continue to be secured by all of our tangible and intangible assets and by a mortgage on the real estate of our headquarters facility. At March 31, 2019, the Company was in compliance with its loan covenant requirements.

7. Leases

Lessee

The Company leases certain office facilities, storage, and equipment. These leases have varying terms, are generally one to five years in length, and certain real estate leases have options to extend or early terminate. Several of our operating leases are subject to annual changes in the Consumer Price or similar indexes (CPI). The changes to the lease payment due to CPI changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

The following table represents the maturity of our operating lease liabilities as of March 31, 2019:

Remainder of 2019	$185,574
2020	184,384
2021	16,872
2022	14,364
2023	5,704
Thereafter	-
Total operating lease payments	406,898
Less: imputed interest	(18,447)
Total operating lease liabilities	$388,451

Operating lease expense:	Three months ended
March 31, 2019
Fixed	$64,702
Variable	5,449
Short-term	9,771
Total	$79,922

Supplemental cash flow information:
Cash paid towards lease liabilities:
Operating cash flows from operating leases	$68,561

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7. Leases (continued)

Lessee (continued)

March 31, 2019

Operating lease liabilities:

Weighted average remaining lease term (years)	2.0
Weighted average discount rate	5.1%

Lessor – Other Revenue

Other revenue consists of revenue derived from our leasing a portion of our headquarters building to Nutracom, LLC (Nutracom) effective January 1, 2019. The leased space, encompassing manufacturing, warehouse, and certain office space, is for a term of seven years, with a tenant option for an additional five-year term. Annual lease amounts range from $193,000 to $410,000 over the seven-year term.

We recognize lessor rent revenue on a straight-line basis over the term of the lease. As part of this straight-line methodology, the cumulative rental billings may be greater or less than the financial period’s recognized revenue; such timing differences are recognized on the balance sheet as an accrued other liability or an unbilled rent revenue receivable.

Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

The following table details lessor’s estimated remaining straight-line rent revenue over the seven-year lease term as compared with fixed rent amounts under the lease agreement.

	Estimated
	Straight-line	Lease Agreement
	Rent Revenue	Fixed Rent

Remainder of 2019	$259,299	$187,500
2020	345,732	192,900
2021	345,732	385,800
2022	345,732	385,800
2023	345,732	385,800
Thereafter	691,464	819,825
Total	$2,333,691	$2,357,625

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Income Taxes

During the fiscal years of 2016 through 2018, we determined that it was more likely than not that U.S. federal and various state net operating losses generated in those years will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations.

In prior years, we recorded a valuation allowance on all of our domestic and foreign deferred tax assets. The effective income tax rate was 7.1% and (7.7)% for the quarter ended March 31, 2019 and 2018, respectively. The income tax provision amounts primarily represent estimated income taxes for one of the Company’s foreign subsidiaries and certain U.S. states.

One of our foreign subsidiaries is presently under local country audit for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. In consultation with our legal counsel, we believe that there are strong legal grounds that we should not be liable to pay the majority of the alleged tax deficiencies. In 2011, we made good faith deposits of approximately $173,000 to the local tax authority under the tax agency’s administrative judicial resolution process.

As of December 31, 2018, our estimated reserve (net of deposits) for this matter was approximately $172,500 and remains unchanged in 2019. In May 2018, we received a formal notice of denial of one of our appeals under the tax agency’s administrative judicial resolution process; however, we continue to pursue other available legal processes as we continue to maintain our position that we are not liable for the majority of the alleged tax deficiencies.

9. Revenue Recognition

We recognize revenue from product sales under a five step process with our independent distributors (including customers) when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Product sales revenue (principally nutritional and dietary supplements) and commission expenses are recorded when control is transferred to the independent distributors, which occurs at the time of shipment. Generally, net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. We present distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor. At point of sale, we receive payment by credit card, personal check, or guaranteed funds for contracts from independent distributors and make related commission payments in the following month.

We recognize the performance obligation for membership fees-type revenue over the membership term of generally twelve months. We receive payment for membership fees revenue at the beginning of the membership term and recognize membership fees revenue on a straight-line basis in correlation with the completion of our performance obligation under the membership term. Our remaining unearned membership fees obligation is reported as deferred revenue liability.

We record freight income as a component of net sales and record freight costs as a component of cost of goods sold. Total sales do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

Other revenue is defined in Note 7 - Leases.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

9. Revenue Recognition (continued)

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our product returns policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commissions received relating to the original purchase of the returned products. For the year to date periods ending March 31, 2019 and 2018, total returns as a percent of net sales were approximately 0.04% and 0.27%, respectively.

We classify our net sales into two categories of sales products, plus freight income, and other revenue:

	Three months ended March 31
	2019	2018
Net sales by product category
Nutritional and dietary supplements	$8,497,350	$9,069,356
Sales aids, membership fees, and other	313,647	322,025
Freight income	519,941	611,858
Other revenue	158,566	-

Total net sales	$9,489,504	$10,003,239

We operate in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended March 31
	2019	2018
Net sales by geographic region
United States	$7,111,773	$7,670,061
Australia/New Zealand	177,048	231,928
Canada	199,399	242,120
Mexico	136,026	107,371
Europe (1)	938,668	1,164,884
Asia (2)	926,590	586,875
Total net sales	$9,489,504	$10,003,239

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, and Singapore.

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

Overview

We are a developer, manufacturer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 74.9% of worldwide net sales for the three months ended March 31, 2019 and 76.7% of worldwide net sales for the three months ended March 31, 2018. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, in New Zealand from our Australia office, and in Singapore from our Malaysia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2019, consisted of approximately 32,300 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

All of our sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. As a result, exchange rate fluctuations may have an effect on sales and gross margins. U.S. generally accepted accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. Products purchased by our foreign subsidiaries are acquired in U.S. dollars and sold in local country currency. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

Components of Net Sales and Expense

Product sales represent the actual product purchase price typically paid by our distributors, after giving effect to distributor allowances, which can range from 20% to 40% of suggested retail price, depending on the rank of a particular distributor. Freight income represents the amounts billed to distributors for shipping costs. We record net sales and the related commission expense when the merchandise is shipped. Other revenue included in net sales now includes the leasing revenue, plus common area expense billings, on the lease of the manufacturing portion of our building to Nutracom, LLC (“Nutracom”) as of January 1, 2019 after the adoption of ASU 2016-02.

Our primary expenses include cost of products sold, distributor royalties and commissions and selling, general and administrative expenses.

In 2018, our cost of goods sold primarily consists of expenses related to raw materials, labor, quality control and overhead directly associated with production of our products and sales materials, as well as shipping costs relating to the shipment of products to distributors, and duties and taxes associated with product exports. Cost of goods sold is impacted by the cost of the ingredients used in our products, the cost of shipping distributors’ orders, along with our efficiency in managing the production of our products. For 2019, we no longer manufacture our products; therefore, the costs consist of the purchase price of the products, along with shipping costs, and duties and taxes where applicable. Cost of goods sold also include the costs related to leasing income now included in net sales after the adoption of ASU 2016-02.

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

Results of Operations

Net Sales. Overall net sales decreased by 5.1% in the three months ended March 31, 2019 compared to the same period in 2018. During the first quarter of 2019 (“Q1 2019”), sales in the United States decreased by 7.3% and international sales increased by 1.9% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus all of the currencies in which we conduct business. Excluding the impact of currency exchange fluctuation, international sales increased by 6.7%.

          The following table summarizes net sales by geographic market for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019		2018		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$7,112	74.9%	$7,670	76.7%	$(558)	(7.3)%
Australia/New Zealand	177	1.9	232	2.3	(55)	(23.7)
Canada	199	2.1	242	2.4	(43)	(17.8)
Mexico	136	1.4	107	1.1	29	27.1
Europe	939	9.9	1,165	11.6	(226)	(19.4)
Asia	927	9.8	587	5.9	340	57.9
Consolidated total	$9,490	100.0%	$10,003	100.0%	$(513)	(5.1)%

The following table sets forth, as of March 31, 2019 and 2018, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. We include Preferred Customers as part of our Active Distributor count, and Preferred Customers represent approximately 7,009 and 4,780 of the Active Distributor count as of March 31, 2019 and 2018, respectively.

	March 31, 2019		March 31, 2018		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above

United States	19,600	1,880	21,800	2,240	(10.1)%	(16.1)%
Australia/New Zealand	930	70	1,070	80	(13.1)	(12.5)
Canada	540	60	630	80	(14.3)	(25.0)
Mexico	1,130	80	660	60	71.2	33.3
Europe	2,940	300	3,630	350	(19.0)	(14.3)
Asia	7,160	350	4,310	330	66.1	6.1

Consolidated total	32,300	2,740	32,100	3,140	0.6%	(12.7)%

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 3/31/2019	$7,112	$177	$199	$136	$939	$927	$2,378
Quarter ended 3/31/2018	$7,670	$232	$242	$107	$1,165	$587	$2,333

% change in sales-Q1 2019 vs. Q1 2018:
in USD	-7.3%	-23.7%	-17.8%	27.1%	-19.4%	57.9%	1.9%
due to currency fluctuation	-	-7.4%	-4.4%	-2.7%	-5.5%	-2.9%	-4.8%
Sales in local currency (non-GAAP)	-7.3%	-16.3%	-13.4%	29.8%	-13.9%	60.8%	6.7%

# of new distributors-Q1 2019 (1)	902	28	12	251	261	2,495	3,047
# of new distributors-Q1 2018 (1)	978	41	38	83	342	539	1,043
% change	-7.8%	-31.7%	-68.4%	202.4%	-23.7%	362.9%	192.1%

# of new Master Affiliates-Q1 2019	140	1	0	8	19	99	127
# of new Master Affiliates-Q1 2018	100	6	7	10	30	54	107
% change	40.0%	-83.3%	-100.0%	-20.0%	-36.7%	83.3%	18.7%

# of Product orders-Q1 2019	25,758	975	558	975	3,031	10,663	16,202
# of Product orders-Q1 2018	26,637	1,204	631	751	3,607	6,553	12,746
% change	-3.3%	-19.0%	-11.6%	29.8%	-16.0%	62.7%	27.1%

(1) The new distributor totals for Q1 2019 and Q1 2018 include 2,495 and 782, respectively, new worldwide preferred customers.

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

United States

●

Net sales in the United States declined by 7.3% in Q1 2019 compared to the prior-year quarter. New distributor and preferred customer enrollments declined by 7.8% in Q1 2019 compared to the prior-year quarter, commensurate with the decline in net sales.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 15.1% and 12.8% of net sales in the United States, respectively, in Q1 2019. Reliv NOW and LunaRich X represented 17.1% and 12.4%, respectively, of net sales in the United States in the prior-year quarter.

●

As previously mentioned, new distributor and preferred customer enrollments decreased by 7.8% in Q1 2019 compared to the prior year quarter; however, new Master Affiliate qualifications increased by 40% in Q1 2019 in response to a cash bonus incentive in place during the quarter.

●

Distributor retention was 76.8% for the twelve month period ended March 31, 2019 compared to 73.5% for all of 2018. Distributor retention is determined by the percentage of active distributors from 2018 that renewed their distributorships in 2019.

●

Our average order size in Q1 2019 increased by 1.8% to $384 at suggested retail value compared to the prior-year quarter. In addition, the number of product orders decreased by 3.3% in Q1 2019 compared to the prior year quarter.

●

In March 2019, we introduced a feature in our compensation plan in the United States to pay the wholesale profit earned by distributors on a weekly basis. This does not alter the timing of the expense recognition of the commission earnings, but does speed up the timing of the payment.

●

In January 2019, we sold substantially all of the machinery, equipment, inventory, tools and other assets and materials used in our manufacturing operations to Nutracom. Nutracom is substantially owned and is controlled by former officers/employees. Nutracom is leasing the manufacturing space in our facility for a period of seven years, with an option to renew for a five-year term. We also entered into agreements whereby Nutracom will continue to manufacture our core products on our premises for a period of seven years.

International Operations

●	The average foreign exchange rate for the U.S. dollar for Q1 2019 was stronger against all of the currencies in which we conduct business.
●

Australia/New Zealand and Canadian net sales in Q1 2019 decreased by 16.3% and 13.4%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market.

●

Net sales in Mexico increased by 29.8% in local currency in Q1 2019 compared to the prior-year quarter. Distributor activity has increased dramatically in recent quarters subsequent to retaining a sales consultant with prior experience in network marketing sales in Mexico. New distributor enrollments increased by 202% in Q1 2019 compared to the prior-year quarter. Product order count increased by 29.8% in Q1 2019 as well.

●

Net sales in Europe decreased by 13.9% in local currency in Q1 2019 compared to the prior-year quarter. Distributor activity continues to decline both in the form of new distributor and preferred customer enrollments and number of product orders placed in the region.

●

Sales in Asia increased by 60.8% in local currency in Q1 2019 compared to the prior-year quarter, driven primarily by sales growth in the Philippines, our largest market in the region. All measures of distributor and preferred customer activity have grown rapidly. New distributor and preferred customer enrollments grew to nearly 2,500 in Q1 2019 compared to just over 500 in the prior-year quarter. The number of new Master Affiliate qualifications grew by 83.3% and the product order count grew by 62.7% in Q1 2019.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2019 and 2018. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Q1 2019		Q1 2018
	Amount	% of net sales	Amount	% of net sales

Net sales	$9,490	100.0%	$10,003	100.0%

Costs and expenses:
Cost of goods sold	2,434	25.6	2,349	23.5
Distributor royalties and commissions	3,118	32.9	3,392	33.9
Selling, general and adminstrative	3,739	39.4	4,486	44.8

Income (loss) from operations	199	2.1	(224)	(2.2)
Interest income	49	0.6	24	0.2
Interest expense	(5)	(0.1)	(32)	(0.3)
Other income (expense)	(6)	(0.1)	7	0.1
Gain on sale of fixed assets	435	4.6	4	-

Income (loss) before income taxes	672	7.1	(221)	(2.2)
Provision for income taxes	48	0.5	17	0.2

Net income (loss)	$624	6.6%	$(238)	(2.4)%

Earnings (loss) per common share-Basic	$0.36		$(0.13)
Earnings (loss) per common share-Diluted	$0.36		$(0.13)

Cost of Goods Sold:

●

The cost of goods sold as a percentage of net sales in Q1 2019 increased by 2.1% compared to the prior-year period. The cost of goods sold as a percentage of net sales in Q1 2019 was negatively impacted by several factors, including promotions in the United States that reduced our freight income and the cost of sales associated with the leasing income now included in net sales subsequent to the adoption of ASU 2016-02.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q1 2019 decreased by 1.0% of net sales when compared to the prior-year period. This decrease is due to the inclusion of leasing revenue in net sales on which distributor commissions are not paid.

Selling, General and Administrative Expenses:

●	Selling, general and administrative (“SGA”) expenses declined by $747,000 in Q1 2019 compared to the prior-year period.
●

SGA expenses, including salaries and other staffing expenses, related to the manufacturing/Nutracom operations represent a net decrease of $295,000 of the SGA decrease in Q1 2019, compared to the prior-year period.

●	Other SGA salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $161,000 in Q1 2019, compared to the prior-year period.
●	Sales and marketing expenses decreased by $270,000 in Q1 2019 compared to the prior-year period. Components of the decrease include:
o	$190,000 decrease in promotions expense, as we did not sponsor an incentive trip in the United States in Q1 2019 in contrast to the prior-year quarter.
o	$51,000 decrease in distributor conferences and meeting expenses.
o	$21,000 decrease in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
●	Other general and administrative expenses decreased by $11,000 in Q1 2019 versus the prior-year period.

Other Income/Expense:

●	The other income/expense in Q1 2019 and Q1 2018 is primarily the result of foreign currency exchange gains (losses) on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.
●	Q1 2019 includes $435,000 in income from on the sale of our manufacturing equipment as part of the asset sale with Nutracom.

Income Taxes:

●	We reported an income tax expense of $48,000 for Q1 2019 related to income taxes on our earnings in our Philippine entity and minimum U.S. state income tax expense.
●	See Note 8 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●

We reported net income of $624,000 in Q1 2019 compared to a net loss of $238,000 in the prior-year quarter primarily the result of the decrease in SGA expenses, coupled with the gain on the sale of fixed assets as part of the purchase agreement with Nutracom.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2019, we used $127,000 of net cash in operating activities, $11,000 of net cash was provided by investing activities, and financing activities provided $500,000 of net cash. This compares to $500,000 of net cash provided by operating activities, $17,000 provided by investing activities, and $108,000 used in financing activities in the same period of 2018. Cash and cash equivalents increased by $391,000 to $2.38 million as of March 31, 2019 compared to December 31, 2018.

Significant changes in working capital items consisted of an increase of $840,000 in accounts/notes receivable and deposits, a decrease in inventory of $705,000, and an increase in prepaid expenses/other current assets of $251,000 in the first three months of 2019. The increase in accounts/notes receivable and deposits is primarily the result of deposits required on production purchase orders to Nutracom, in accordance with the supply agreement executed as of January 1, 2019. The decrease in inventory is the result of the timing of the transfer of finished goods from Nutracom to us under the terms of the supply agreement, and the increase in prepaid expenses/other current assets primarily represents the annual premium payments made in the first quarter of 2019 on most of the corporate business insurance policies.

Investing activities during the first three months of 2019 consisted of a net investment of $39,000 for capital expenditures, offset by payments received on notes receivable with related parties of $50,000. Financing activities during the first three months of 2019 consisted of $500,000 in proceeds from line of credit borrowings.

Stockholders’ equity increased to $12.13 million at March 31, 2019 compared to $11.99 million at December 31, 2018. The increase is primarily due to our net income during the first three months of 2019 of $624,000; offset by treasury stock of $540,000 acquired under the purchase agreement with Nutracom. Our working capital balance was $2.05 million at March 31, 2019 compared to $4.17 million at December 31, 2018. The current ratio at March 31, 2019 was 1.42 compared to 2.07 at December 31, 2018.

In September 2018, the maximum borrowing amount on our revolving line of credit was reduced from $2.0 million to $750,000. As amended, the revolver’s maturity date remained April 29, 2019 and the revolver’s interest rate continued to be based on the 30-day LIBOR plus 2.25%. As of March 31, 2019, we have borrowed $500,000 under our revolving line of credit. In March 2019, the revolving line of credit’s maturity date was extended to April 28, 2020, and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

We have experienced significant losses over the last several years and may experience a loss in 2019. Our existing cash, cash equivalents, operating revenue and borrowing facilities may not be sufficient to fund our operating expenses through the next 12 months which would require us to obtain additional financing before that time. We have taken several steps which management believes will result in an improved financial position, operating results, and cash flows. Over the last several years, we have also taken other cost cutting measures including reductions in staff, freezing or lowering salaries, limiting promotional events all in an effort to reduce operating expenses.

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

Should the aforementioned changes to the company’s operations not provide sufficient cash flow improvement or should we be unable to obtain sufficient additional capital or borrowings, we may have to engage in any or all of the following activities: (i) monetize our headquarters building via traditional bank lending or a sale and leaseback-type transaction; (ii) monetize a note receivable from a distributor; (iii) modify our distributor promotions, incentives, and other activities; (iv) cease operations in certain geographic regions, and (v) reduce employee compensation and benefits.

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

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. Except for the required adoption of ASU No. 2016-02, our critical accounting policies remain unchanged as of March 31, 2019.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2019, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date:  May 15, 2019

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date:  May 15, 2019