Form 10-Q
period 2019-06-30
RELIV INTERNATIONAL INC
filed 2019-08-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	RELV	NASDAQ Capital Market

The number of shares outstanding of the Registrant’s common stock as of August 5, 2019 was 1,746,449 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item No. 4	Controls and Procedures	25

Part II – Other Information

Item No. 6	Exhibits	26

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	June 30	December 31
	2019	2018
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,918,721	$1,989,974
Accounts receivable, less allowances of $5,000 in 2019 and 2018	235,030	400,759
Notes & accounts receivables and deposits - related parties	1,027,126	151,222
Inventories
Finished goods	2,262,547	2,460,563
Raw materials	325,513	372,865
Sales aids and promotional materials	121,095	121,519
Total inventories	2,709,155	2,954,947

Refundable income taxes	26,007	22,712
Assets held for sale	-	2,124,939
Prepaid expenses and other current assets	740,027	441,453
Total current assets	6,656,066	8,086,006

Other assets	407,781	338,974
Notes and accounts receivables - related parties	2,490,528	1,282,072
Operating lease right-to-use assets	337,858	-
Intangible assets, net	1,835,269	1,948,263
Equity investment	505,000	-

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	10,113,184	9,964,523
Office & other equipment	1,226,930	1,337,911
Computer equipment & software	2,227,896	2,212,935
	14,473,200	14,420,559
Less: Accumulated depreciation	9,903,963	9,722,009
Net property, plant and equipment	4,569,237	4,698,550

Total assets	$16,801,739	$16,353,865

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	June 30	December 31
	2019	2018
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$1,918,264	$2,105,814
Distributors' commissions payable	886,452	1,030,948
Sales taxes payable	147,444	195,802
Payroll and payroll taxes payable	239,222	210,288
Total accounts payable and accrued expenses	3,191,382	3,542,852

Income taxes payable	52,618	35,304
Deferred revenue	356,855	337,234
Operating lease liabilities	211,278	-
Deferred rent liability	125,000	-
Revolving line of credit	500,000	-
Total current liabilities	4,437,133	3,915,390

Noncurrent liabilities:
Operating lease liabilities	119,106	-
Other noncurrent liabilities	507,595	445,611
Total noncurrent liabilities	626,701	445,611

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2019 and 2018	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,746,449 shares outstanding as of 6/30/2019; 2,110,013 shares issued and 1,845,160 shares outstanding as of 12/31/2018	2,110	2,110
Additional paid-in capital	30,633,159	30,622,547
Accumulated deficit	(12,075,599)	(12,311,138)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(970,342)	(982,095)
Treasury stock	(5,851,423)	(5,338,560)

Total stockholders' equity	11,737,905	11,992,864

Total liabilities and stockholders' equity	$16,801,739	$16,353,865

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Product sales	$7,603,041	$7,920,596	$16,414,038	$17,311,977
Freight income	479,881	539,145	999,822	1,151,003
Other revenue	174,091	-	332,657	-

Net sales	8,257,013	8,459,741	17,746,517	18,462,980

Costs and expenses:
Cost of goods sold	2,268,992	2,356,274	4,702,723	4,706,016
Distributor royalties and commissions	2,665,093	2,827,357	5,782,665	6,219,102
Selling, general and administrative	3,688,944	4,215,641	7,428,472	8,701,536

Total costs and expenses	8,623,029	9,399,272	17,913,860	19,626,654

Loss from operations	(366,016)	(939,531)	(167,343)	(1,163,674)

Other income (expense):
Interest income	46,218	23,547	95,480	47,499
Interest expense	(10,075)	(45,222)	(15,487)	(76,787)
Other income (expense)	4,768	7,214	(660)	13,865
Gain (loss) on sale of fixed assets	-	(962)	434,549	2,838

Income (loss) before income taxes	(325,105)	(954,954)	346,539	(1,176,259)
Provision for income taxes	63,000	23,000	111,000	40,000

Net income (loss)	$(388,105)	$(977,954)	$235,539	$(1,216,259)

Other comprehensive income (loss):
Foreign currency translation adjustment	(10,458)	(78,591)	11,753	(53,363)

Comprehensive income (loss)	$(398,563)	$(1,056,545)	$247,292	$(1,269,622)

Earnings (loss) per common share - Basic	$(0.22)	$(0.53)	$0.13	$(0.66)
Weighted average shares	1,746,000	1,845,000	1,746,000	1,845,000

Earnings (loss) per common share - Diluted	$(0.22)	$(0.53)	$0.13	$(0.66)
Weighted average shares	1,746,000	1,845,000	1,746,000	1,845,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six months ended June 30
	2019	2018

Operating activities:
Net income (loss)	$235,539	$(1,216,259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	292,842	403,430
Stock-based compensation	10,612	15,069
Non-cash life insurance policy reduction / (accretion)	-	19,162
Non-cash other revenue	(172,866)	-
Non-cash miscellaneous loss	24,618	-
(Gain) loss on sale of property, plant and equipment	(434,549)	(2,838)
Foreign currency transaction (gain) loss	1,149	(194)
(Increase) decrease in trade, accounts & notes receivable, and deposits from related parties	(715,018)	(180,145)
(Increase) decrease in inventories	758,798	415,760
(Increase) decrease in refundable income taxes	(3,295)	3,616
(Increase) decrease in prepaid expenses and other current assets	(295,925)	(274,252)
(Increase) decrease in other assets	(68,807)	(948)
Increase (decrease) in income taxes payable	16,148	(6,930)
Increase (decrease) in accounts payable & accrued expenses, deferred revenue, and other noncurrent liabilities	(293,111)	568,291

Net cash used in operating activities	(643,865)	(256,238)

Investing activities:
Purchase of property, plant and equipment	(50,180)	(56,968)
Proceeds from the sale of property, plant and equipment	-	3,888
Payments received on notes receivables - related parties	109,984	57,079

Net cash provided by investing activities	59,804	3,999

Financing activities:
Proceeds from line of credit borrowings	500,000	-
Principal payments on long-term borrowings	-	(189,560)

Net cash provided by (used in) financing activities	500,000	(189,560)

Effect of exchange rate changes on cash and cash equivalents	12,808	(66,901)

Increase (decrease) in cash and cash equivalents	(71,253)	(508,700)

Cash and cash equivalents at beginning of period	1,989,974	3,272,788

Cash and cash equivalents at end of period	$1,918,721	$2,764,088

Supplementary disclosure of cash flow information:
Noncash investing & financing transactions (Note 3):

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2018	2,110,013	$2,110	$30,622,547	$(12,311,138)	$(982,095)	264,853	$(5,338,560)	$11,992,864
Net income	-	-	-	623,644	-	-	-	623,644
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	22,211	-	-	22,211
Total comprehensive income								645,855
Treasury stock acquired (Note 2)	-	-	-	-	-	99,200	(540,144)	(540,144)
Other	-	-	-	-	-	(489)	27,281	27,281
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at March 31, 2019	2,110,013	2,110	30,627,853	(11,687,494)	(959,884)	363,564	(5,851,423)	12,131,162
Net loss	-	-	-	(388,105)	-	-	-	(388,105)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(10,458)	-	-	(10,458)
Total comprehensive loss								(398,563)
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at June 30, 2019	2,110,013	$2,110	$30,633,159	$(12,075,599)	$(970,342)	363,564	$(5,851,423)	$11,737,905

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2017	2,110,013	$2,110	$30,598,920	$(10,040,229)	$(857,654)	264,853	$(5,338,560)	$14,364,587
Net loss	-	-	-	(238,305)	-	-	-	(238,305)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	25,228	-	-	25,228
Total comprehensive loss								(213,077)
Adoption of Accounting Standards Update 2014-09	-	-	-	(367,568)	-	-	-	(367,568)
Stock-based compensation	-	-	7,534	-	-	-	-	7,534
Balance at March 31, 2018	2,110,013	2,110	30,606,454	(10,646,102)	(832,426)	264,853	(5,338,560)	13,791,476
Net loss	-	-	-	(977,954)	-	-	-	(977,954)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(78,591)	-	-	(78,591)
Total comprehensive loss								(1,056,545)
Stock-based compensation	-	-	7,535	-	-	-	-	7,535
Balance at June 30, 2018	2,110,013	$2,110	$30,613,989	$(11,624,056)	$(911,017)	264,853	$(5,338,560)	$12,742,466

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2019

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

Going Concern

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of June 30, 2019, we had $1,918,721 in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern. The analysis used to determine our ability to continue as a going concern does not include cash sources outside of our direct control that our management expects to be available within the next twelve months.

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

As detailed in Note 2 of these condensed consolidated financial statements, on January 1, 2019, we sold the assets previously used by us in our manufacturing operations to Nutracom LLC (Nutracom). We financed the assets purchased by Nutracom from us under payment terms scheduled to provide incoming funds to us of $100,000 or more per year. We have also entered into an agreement for Nutracom to lease a significant portion of our headquarters building. Our management believes that these transactions with Nutracom will be favorable to our financial position, operating results, and cash flows; however, there are risks and uncertainties which arise from these Nutracom transactions and their impact to our operations.

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

Nutracom provided the following consideration to us for the manufacturing operations and related identified assets and agreements:

●	$1 million secured promissory note, seven year term, fixed interest rate of 5.5%, principal and interest payable monthly. (See June 1, 2019 note modification within this Note 2).
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

At December 31, 2018, we presented inventories and machinery and other equipment sold to Nutracom as a current asset under the caption of “Assets held for sale” in the accompanying condensed consolidated balance sheets. We have accounted for the Nutracom aforementioned transactions in our first quarter 2019 financial results.

Promissory Note Modification – June 1, 2019

On June 1, 2019, we entered into an Agreement with Nutracom to modify the Secured Promissory Note originally issued to us by Nutracom on January 1, 2019, as follows:

●

Effective June 1, 2019, the outstanding balance of the Secured Promissory Note was reduced by $500,000 to $460,583 with a corresponding reduction of $500,000 to our outstanding vendor obligation due Nutracom under our ongoing product supply agreement.

●

The $460,583 remaining Secured Promissory Note was exchanged with Nutracom for a newly issued June 1, 2019 Nutracom unsecured promissory note for the same amount under the following terms: fixed interest rate of 6.0% with interest only payable monthly through December 2020. Beginning January 1, 2021, principal and interest of $8,904 will be payable monthly for 60 months.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Parties

The following summarizes our related party activities with Nutracom and a significant distributor of the Company.

	June 30	December 31
Assets and liabilities - related parties	2019	2018

Notes & accounts receivables and deposits - current
Deposits with Nutracom for inventory	$827,356	$-
Notes receivable - distributor	126,778	123,040
Other miscellaneous receivables	72,992	28,182
	$1,027,126	$151,222

Notes & accounts receivables - non-current
Notes receivable - distributor	$1,217,735	$1,282,072
Notes receivable - Nutracom unsecured DTD 1/1/2019	764,344	-
Notes receivable - Nutracom unsecured DTD 6/1/2019	460,583	-
Unbilled receivables: Straight line rent revenue greater than rental billings	47,866	-
	$2,490,528	$1,282,072

Equity investment in Nutracom	$505,000	-

Liability captions with Nutracom balances included therein
Trade accounts payable and other accrued expenses	$62,849	-
Deferred rent liability	125,000	-

The following table presents scheduled principal payments to be received on the distributor and Nutracom promissory notes receivable:

Remainder of 2019	$62,441
2020	130,629
2021	274,844
2022	292,377
2023	311,033
Thereafter	1,498,116
$2,569,440

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Parties (continued)

	Six months ended June 30
Revenue and expense - related parties	2019	2018

Other revenue	$332,657	$-

Selling, general and administrative expense:
Fullfillment & professional fees	305,910	-

Interest income on promissory notes	92,668	44,778
Gain on sale of fixed assets	434,549	-

Finished goods inventory purchased from Nutracom	$2,763,000	-

At June 30, 2019, we had $1.4 million in commitments (net of deposits) to purchase finished goods inventory from Nutracom.

Supplementary Disclosure of Cash Flows Information:

We incurred the following noncash investing and financing transactions on January 1, 2019 and June 1, 2019 relating to our transactions with Nutracom:

2019

January 1, 2019
Sale of fixed assets	$1,000,000
Sale of inventories	1,559,488
First year building rental received in advance	250,000
Acquire company common stock for treasury	540,144
Acquire equity investment in Nutracom	505,000
Secured promissory note received	1,000,000
Unsecured promissory note received	764,344

June 1, 2019
Secured promissory note receivable balance decreased; applied as reduction to outstanding trade accounts payable	500,000
Unsecured promissory note received in exchange for remaining secured promissory note balance and other considerations	460,583

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	June 30		June 30
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(388,105)	$(977,954)	$235,539	$(1,216,259)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	1,746,000	1,845,000	1,746,000	1,845,000
Dilutive effect of employee stock options and other warrants	-	-	-	-
Denominator for diluted earnings (loss) per share – adjusted weighted average shares	1,746,000	1,845,000	1,746,000	1,845,000

Basic earnings (loss) per share	$(0.22)	$(0.53)	$0.13	$(0.66)
Diluted earnings (loss) per share	$(0.22)	$(0.53)	$0.13	$(0.66)

Options and warrants to purchase 85,203 shares of common stock for the three months and six months ended June 30, 2019, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 120,242 shares of common stock for the three months and six months ended June 30, 2018, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

June 30, 2019
Revolving line of credit	$500,000	$500,000	-	$500,000	-
Note receivable - distributor	1,344,513	1,474,000	-	1,474,000	-
Notes receivable - Nutracom	1,224,927	1,224,927	-	1,224,927	-
Marketable securities	408,000	408,000	$408,000	-	-

December 31, 2018
Note receivable - distributor	$1,405,112	$1,529,000	-	$1,529,000	-
Marketable securities	339,000	339,000	$339,000	-	-

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

Marketable securities: The assets (trading securities) of our Supplemental Executive Retirement Plan are recorded at fair value on a recurring basis, and are presented within Other Assets in the consolidated balance sheets.

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

Effective with a March 25, 2019 amendment, the revolving line of credit’s maturity date was extended to April 28, 2020 and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. At June 30, 2019, outstanding borrowings under the revolving line of credit were $500,000 at an interest rate of 5.48%.

Borrowings under the lending agreement continue to be secured by all of our tangible and intangible assets and by a mortgage on the real estate of our headquarters facility. At June 30, 2019, the Company was in compliance with its loan covenant requirements.

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

The following table represents the maturity of our operating lease liabilities as of June 30, 2019:

Remainder of 2019	$118,728
2020	185,980
2021	19,588
2022	14,781
2023	5,557
Thereafter	-
Total operating lease payments	344,634
Less: imputed interest	(14,250)
Total operating lease liabilities	$330,384

Operating lease expense:	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Fixed	$60,269	$124,972
Variable	4,023	9,472
Short-term	5,265	15,036
Total	$69,557	$149,480

As of June 30, 2019, our operating leases have a weighted-average remaining lease term of 1.8 years and a weighted-average discount rate of 5.2%. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $134,600 for the six months ended June 30, 2019.

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

Lessor – Other Revenue (continued)

The following table details lessor’s estimated remaining straight-line rent revenue over the seven-year lease term as compared with fixed rent amounts under the lease agreement.

	Estimated
	Straight-line	Lease Agreement
	Rent Revenue	Fixed Rent

Remainder of 2019	$172,866	$125,000
2020	345,732	192,900
2021	345,732	385,800
2022	345,732	385,800
2023	345,732	385,800
Thereafter	691,465	819,825
Total	$2,247,259	$2,295,125

8. Income Taxes

During the fiscal years of 2016 through 2018, we determined that it was more likely than not that U.S. federal and various state net operating losses generated in those years will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations.

In prior years, we recorded a valuation allowance on all of our domestic and foreign deferred tax assets. The effective income tax rate was 32.0% and (3.4)% for the year to date periods ended June 30, 2019 and 2018, respectively. The income tax provision amounts primarily represent estimated income taxes for one of the Company’s foreign subsidiaries and certain U.S. states.

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

Other revenue is defined in Note 7 - Leases.

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our product returns policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commissions received relating to the original purchase of the returned products. For the year to date periods ending June 30, 2019 and 2018, total returns as a percent of net sales were approximately 0.07% and 0.26%, respectively.

We classify our net sales into two categories of sales products, plus freight income, and other revenue:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net sales by product category
Nutritional and dietary supplements	$7,284,897	$7,606,674	$15,782,247	$16,676,031
Sales aids, membership fees, and other	318,144	313,922	631,791	635,946
Freight income	479,881	539,145	999,822	1,151,003
Other revenue	174,091	-	332,657	-
Total net sales	$8,257,013	$8,459,741	$17,746,517	$18,462,980

We operate in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net sales by geographic region
United States	$5,904,605	$6,336,387	$13,016,378	$14,006,448
Australia/New Zealand	132,330	177,536	309,377	409,464
Canada	140,029	161,557	339,428	403,677
Mexico	152,569	112,411	288,595	219,782
Europe (1)	756,264	1,030,546	1,694,933	2,195,430
Asia (2)	1,171,216	641,304	2,097,806	1,228,179
Total net sales	$8,257,013	$8,459,741	$17,746,517	$18,462,980

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, and Singapore.

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

Overview

We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 73.4% of worldwide net sales for the six months ended June 30, 2019 and 75.9% of worldwide net sales for the six months ended June 30, 2018. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, and in New Zealand from our Australia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2019, consisted of approximately 32,870 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 2.4% in the three months ended June 30, 2019 compared to the same period in 2018. During the second quarter of 2019 (“Q2 2019”), sales in the United States decreased by 6.8%, and international sales increased by 10.8% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus most of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales increased by 13.2%.

The following table summarizes net sales by geographic market for the three months ended June 30, 2019 and 2018.

	Three months ended June 30,
	2019		2018		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$5,905	71.5%	$6,336	74.9%	$(431)	(6.8)%
Australia/New Zealand	132	1.6	178	2.1	(46)	(25.8)
Canada	140	1.7	162	1.9	(22)	(13.6)
Mexico	153	1.8	112	1.3	41	36.6
Europe	756	9.2	1,031	12.2	(275)	(26.7)
Asia	1,171	14.2	641	7.6	530	82.7
Consolidated total	$8,257	100.0%	$8,460	100.0%	$(203)	(2.4)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2019 and 2018.

	Six months ended June 30,
	2019		2018		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$13,016	73.4%	$14,006	75.9%	$(990)	(7.1)%
Australia/New Zealand	309	1.7	410	2.2	(101)	(24.6)
Canada	340	1.9	404	2.2	(64)	(15.8)
Mexico	289	1.6	220	1.2	69	31.4
Europe	1,695	9.6	2,195	11.9	(500)	(22.8)
Asia	2,098	11.8	1,228	6.6	870	70.8
Consolidated total	$17,747	100.0%	$18,463	100.0%	$(716)	(3.9)%

The following table sets forth, as of June 30, 2019 and 2018, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. We include Preferred Customers as part of our Active Distributor count, and Preferred Customers represent approximately 7,520 and 4,760 of the Active Distributor count as of June 30, 2019 and 2018, respectively.

	June 30, 2019		June 30, 2018		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above
United States	19,290	1,980	21,060	2,270	(8.4)%	(12.8)%
Australia/New Zealand	910	70	1,030	80	(11.7)	(12.5)
Canada	530	60	580	80	(8.6)	(25.0)
Mexico	1,190	100	780	70	52.6	42.9
Europe	2,530	300	3,290	380	(23.1)	(21.1)
Asia	8,420	470	4,400	320	91.4	46.9
Consolidated total	32,870	2,980	31,140	3,200	5.6%	(6.9)%

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

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 6/30/2019	$5,905	$132	$140	$153	$756	$1,171	$2,352
Quarter ended 6/30/2018	$6,336	$178	$162	$112	$1,031	$641	$2,124

% change in sales-Q2 2019 vs. Q2 2018:
in USD	(6.8)%	(25.8)%	(13.6)%	36.6%	(26.7)%	82.7%	10.8%
due to currency fluctuation	-	(5.8)%	(3.2)%	2.1%	(4.3)%	0.9%	(2.4)%
Sales in local currency (non-GAAP)	(6.8)%	(20.0)%	(10.4)%	34.5%	(22.4)%	81.8%	13.2%

# of new distributors-Q2 2019 (1)	1,061	35	22	193	262	1,719	2,231
# of new distributors-Q2 2018 (1)	979	37	20	140	373	664	1,234
% change	8.4%	(5.4)%	10.0%	37.9%	(29.8)%	158.9%	80.8%

# of new Master Affiliates-Q2 2019	124	2	2	14	14	118	150
# of new Master Affiliates-Q2 2018	84	0	3	15	31	27	76
% change	47.6%	N/A	(33.3)%	(6.7)%	(54.8)%	337.0%	97.4%

# of Product orders-Q2 2019	24,900	916	558	1,100	2,715	10,512	15,801
# of Product orders-Q2 2018	26,092	1,093	604	887	3,347	7,113	13,044
% change	(4.6)%	(16.2)%	(7.6)%	24.0%	(18.9)%	47.8%	21.1%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
YTD ended 6/30/2019	$13,016	$309	$340	$289	$1,695	$2,098	$4,731
YTD ended 6/30/2018	$14,006	$410	$404	$220	$2,195	$1,228	$4,457

% change in sales-YTD 2019 vs. YTD 2018:
in USD	(7.1)%	(24.6)%	(15.8)%	31.4%	(22.8)%	70.8%	6.1%
due to currency fluctuation	-	(6.7)%	(3.6)%	(0.8)%	(4.9)%	(1.0)%	(3.7)%
Sales in local currency (non-GAAP)	(7.1)%	(17.9)%	(12.2)%	32.2%	(17.9)%	71.8%	9.8%

# of new distributors-YTD 2019 (2)	1,963	63	34	444	523	4,214	5,278
# of new distributors-YTD 2018 (2)	1,957	78	58	223	715	1,203	2,277
% change	0.3%	(19.2)%	(41.4)%	99.1%	(26.9)%	250.3%	131.8%

# of new Master Affiliates-YTD 2019	264	3	2	22	33	217	277
# of new Master Affiliates-YTD 2018	184	6	10	25	61	81	183
% change	43.5%	(50.0)%	(80.0)%	(12.0)%	(45.9)%	167.9%	51.4%

# of Product orders-YTD 2019	50,658	1,891	1,116	2,075	5,746	21,175	32,003
# of Product orders-YTD 2018	52,729	2,297	1,235	1,638	6,954	13,666	25,790
% change	(3.9)%	(17.7)%	(9.6)%	26.7%	(17.4)%	54.9%	24.1%

(1)	The new distributor totals for Q2 2019 and Q2 2018 include 1,569 and 943, respectively, of new worldwide preferred customers.
(2)	The new distributor totals for YTD 2019 and YTD 2018 include 4,064 and 1,725, respectively, of new worldwide preferred customers.

United States

●

Net sales in the United States declined by 6.8% in Q2 2019 compared to the prior-year quarter; however, new distributor and preferred customer enrollments increased by 8.4% in Q2 2019 compared to the prior-year quarter. New distributor enrollments have been improving since we reduced the enrollment fee for distributors from $40 to $20 in the United States in May 2019.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 14.9% and 11.9% of net sales in the United States, respectively, in Q2 2019. Reliv NOW and LunaRich X represented 16.0% and 12.3%, respectively, of net sales in the United States in the prior-year quarter.

●	New Master Affiliate qualifications increased by 47.6% and 43.5% in Q2 2019 and YTD 2019, respectively, in response to a cash bonus incentive in place beginning in Q1 2019.
●

Distributor retention was 77.8% for the twelve month period ended June 30, 2019 compared to 73.5% for all of 2018. Distributor retention is determined by the percentage of active distributors from 2018 that renewed their distributorships in 2019.

●

Our average order size in Q2 2019 increased by 1.0% to $318 at suggested retail value compared to the prior-year quarter. However, the number of product orders decreased by 4.6% in Q2 2019 compared to the prior year quarter.

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

●

In late June 2019, we introduced our RLV line of hemp-extract products. Initially, the RLV line includes three liquid tinctures and one balm. All of the RLV products are derived from organically-grown, non-GMO hemp.

International Operations

●	The average foreign exchange rate for the U.S. dollar for YTD 2019 was stronger against all of the currencies in which we conduct business.
●

Australia/New Zealand and Canadian net sales in Q2 2019 decreased by 20.0% and 10.4%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market.

●

Net sales in Mexico increased by 34.5% in local currency in Q2 2019 compared to the prior-year quarter. Distributor activity has increased in recent quarters subsequent to retaining a sales consultant with prior experience in network marketing sales in Mexico. New distributor enrollments increased by 37.9% in Q2 2019 compared to the prior-year quarter. Product order count increased by 24.0% in Q2 2019 as well.

●

Net sales in Europe decreased by 22.4% in local currency in Q2 2019 compared to the prior-year quarter. Distributor activity continues to decline both in the form of new distributor and preferred customer enrollments and number of product orders placed in the region.

●

Sales in Asia increased by 81.8% in local currency in Q2 2019 compared to the prior-year quarter, driven primarily by sales growth in the Philippines, our largest market in the region. All measures of distributor and preferred customer activity have grown rapidly. New distributor and preferred customer enrollments grew to 1,719 in Q2 2019 compared to 664 in the prior-year quarter. The number of new Master Affiliate qualifications grew to 118 in Q2 2019 compared to 27 in the prior year quarter and the product order count grew by 47.8% in Q2 2019.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2019 and 2018. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Three months ended
	June 30, 2019		June 30, 2018
	Amount	% of net sales	Amount	% of net sales

Net sales	$8,257	100.0%	$8,460	100.0%
Costs and expenses:
Cost of goods sold	2,269	27.5	2,356	27.9
Distributor royalties and commissions	2,665	32.3	2,827	33.4
Selling, general and administrative	3,689	44.6	4,216	49.8

Loss from operations	(366)	(4.4)	(939)	(11.1)
Interest income	46	0.5	23	0.3
Interest expense	(10)	(0.1)	(45)	(0.6)
Other income	5	0.1	7	0.1
Gain (loss) on sale of fixed assets	-	-	(1)	-

Loss before income taxes	(325)	(3.9)	(955)	(11.3)
Provision for income taxes	63	0.8	23	0.3

Net loss	$(388)	(4.7)%	$(978)	(11.6)%

Loss per common share-Basic and Diluted	$(0.22)		$(0.53)

	Six months ended
	June 30, 2019		June 30, 2018
	Amount	% of net sales	Amount	% of net sales

Net sales	$17,747	100.0%	$18,463	100.0%
Costs and expenses:
Cost of goods sold	4,703	26.5	4,706	25.5
Distributor royalties and commissions	5,783	32.6	6,219	33.7
Selling, general and administrative	7,428	41.8	8,702	47.1

Loss from operations	(167)	(0.9)	(1,164)	(6.3)
Interest income	95	0.5	48	0.3
Interest expense	(15)	(0.1)	(77)	(0.5)
Other income (loss)	(1)	-	17	0.1
Gain (loss) on sale of fixed assets	435	2.4	-	-

Income (loss) before income taxes	347	1.9	(1,176)	(6.4)
Provision for income taxes	111	0.6	40	0.2

Net income (loss)	$236	1.3%	$(1,216)	(6.6)%

Earnings (loss) per common share- Basic and Diluted	$0.13		$(0.66)

Cost of Goods Sold:

●

The cost of goods sold as a percentage of net sales in Q2 2019 decreased by 0.4% compared to the prior-year period and increased by 1.0% in YTD 2019 versus the prior-year YTD basis. The cost of goods sold as a percentage of net sales in Q2 2018 was negatively impacted by manufacturing expenses and plant utilization issues that no longer exist subsequent to our transaction with Nutracom. However, for YTD 2019 the cost of goods as a percentage continues to be negatively impacted by several factors, including promotions in the United States that reduced our freight income and the cost of sales associated with the leasing income now included in net sales subsequent to the adoption of ASU 2016-02.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q2 2019 and YTD 2019 decreased by 1.1% of net sales when compared to the prior-year period. This decrease is due to the inclusion of leasing revenue in current year net sales on which distributor commissions are not paid.

Selling, General and Administrative Expenses:

●	Selling, general and administrative (“SGA”) expenses declined by $527,000 and by $1.3 million in Q2 2019 and YTD 2019, respectively, compared to the prior-year periods.
●

SGA expenses, including salaries and other staffing expenses, related to the manufacturing/Nutracom operations represent a net decrease of $624,000 of the SGA decrease in YTD 2019, compared to the prior-year period.

●	Other SGA salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $276,000 in YTD 2019, compared to the prior-year period.
●	Sales and marketing expenses decreased by $266,000 in YTD 2019 compared to the prior-year period. Components of the decrease include:
○	$164,000 decrease in promotions expense, as we did not sponsor an incentive trip in the United States in YTD 2019 in contrast to the prior-year period.
○	$22,000 decrease in distributor conferences and meeting expenses.
○	$80,000 decrease in development and other sales expenses.
●	Other general and administrative expenses decreased by $73,000 in YTD 2019 versus the prior-year period.

Other Income/Expense:

●	The other income/expense in YTD 2019 and 2018 is primarily the result of foreign currency exchange gains (losses) on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.
●	YTD 2019 includes $435,000 in income from the sale of our manufacturing equipment as part of the asset sale with Nutracom during Q1.

Income Taxes:

●	We reported an income tax expense of $111,000 for YTD 2019 related to income taxes on our earnings in our Philippine entity and minimum U.S. state income tax expense.
●	See Note 8 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●

We reported a net loss of $388,000 in Q2 2019 compared to a net loss of $978,000 in the prior-year quarter and net income of $236,000 in YTD 2019 compared to a net loss of $1.2 million in YTD 2018. On a YTD basis, the improvement in 2019 is primarily the result of the decrease in SGA expenses, coupled with the gain on the sale of fixed assets as part of the asset sale with Nutracom.

Liquidity and Capital Resources

During the first six months of 2019, we used $644,000 of net cash in operating activities, $60,000 was provided by investing activities, and $500,000 was provided by financing activities. This compares to $256,000 of net cash used in operating activities, $4,000 provided by investing activities, and $190,000 used in financing activities in the same period of 2018. Cash and cash equivalents decreased by $71,000 to $1.92 million as of June 30, 2019 compared to December 31, 2018.

Significant changes in working capital items consisted of an increase of $715,000 in accounts/notes receivable and deposits, a decrease in inventory of $759,000, an increase in prepaid expenses/other current assets of $296,000, and a decrease of $293,000 in accounts payable and other accrued expenses in the first six months of 2019. The increase in accounts/notes receivable and deposits is primarily the result of deposits required on production purchase orders to Nutracom, in accordance with the supply agreement executed as of January 1, 2019. The decrease in inventory is the result of the timing of the transfer of finished goods from Nutracom to us under the terms of the supply agreement, partially offset by cash payments for finished goods. The increase in prepaid expenses/other current assets primarily represents the annual premium payments made in the first quarter of 2019 on most of the corporate business insurance policies, and the decrease in accounts payable and other accrued expenses is primarily the result of a reduction in payables related to production in light of the supply agreement with Nutracom.

Investing activities during the first six months of 2019 consisted of a net investment of $50,000 for capital expenditures, offset by payments received on notes receivable with related parties of $110,000. Financing activities during the first six months of 2019 consisted of $500,000 in proceeds from line of credit borrowings.

Stockholders’ equity decreased to $11.74 million at June 30, 2019 compared to $11.99 million at December 31, 2018. The decrease is primarily due to the treasury stock of $540,000 acquired under the purchase agreement with Nutracom; offset by our net income during the first six months of 2019 of $236,000. Our working capital balance was $2.22 million at June 30, 2019 compared to $4.17 million at December 31, 2018. The current ratio at June 30, 2019 was 1.50 compared to 2.07 at December 31, 2018.

In September 2018, the maximum borrowing amount on our revolving line of credit was reduced from $2.0 million to $750,000. As amended, the revolver’s maturity date remained April 29, 2019 and the revolver’s interest rate continued to be based on the 30-day LIBOR plus 2.25%. As of June 30, 2019, we have borrowed $500,000 under our revolving line of credit. In March 2019, the revolving line of credit’s maturity date was extended to April 28, 2020, and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

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

As detailed in Note 2 of the accompanying consolidated financial statements, in January 2019, we entered into a Purchase Agreement with Nutracom, LLC (Nutracom) pursuant to which Nutracom purchased the assets used by us in our manufacturing operations. Assets purchased by Nutracom from us were financed by us under payment terms scheduled to provide incoming funds to us of $100,000 or more per year. We have also entered into an agreement for Nutracom to lease a significant portion of our headquarters building. Management believes that these transactions with Nutracom will be favorable to our financial position, operating results, and cash flows; however, there are risks and uncertainties which arise with these Nutracom transactions and their impact to our operations.

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

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. Except for the required adoption of ASU No. 2016-02, our critical accounting policies remain unchanged as of June 30, 2019.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2019, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit Number	Document

10.1	Agreement dated June 1, 2019 with Nutracom, LLC to modify Purchase Agreement and Secured Promissory Note dated January 1, 2019 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date: August 14, 2019

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 14, 2019