Form 10-Q
period 2019-09-30
RELIV INTERNATIONAL INC
filed 2019-11-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	RELV	NASDAQ Capital Market

The number of shares outstanding of the Registrant’s common stock as of November 11, 2019 was 1,746,449 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item No. 4	Controls and Procedures	29

Part II – Other Information

Item No. 6	Exhibits	30

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2019	2018
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,540,779	$1,989,974
Accounts receivable, less allowances of $5,000 in 2019 and 2018	249,318	400,759
Notes & accounts receivables and deposits - related parties	1,121,104	151,222
Inventories
Finished goods	1,900,078	2,460,563
Raw materials	332,647	372,865
Sales aids and promotional materials	115,079	121,519
Total inventories	2,347,804	2,954,947

Refundable income taxes	24,963	22,712
Assets held for sale	-	2,124,939
Prepaid expenses and other current assets	902,482	441,453
Total current assets	7,186,450	8,086,006

Other assets	-	338,974
Notes and accounts receivables - related parties	2,481,563	1,282,072
Operating lease right-to-use assets	374,519	-
Intangible assets, net	1,778,774	1,948,263
Equity investment	505,000	-

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	10,133,454	9,964,523
Office & other equipment	1,227,377	1,337,911
Computer equipment & software	2,232,624	2,212,935
	14,498,645	14,420,559
Less: Accumulated depreciation	9,984,730	9,722,009
Net property, plant and equipment	4,513,915	4,698,550

Total assets	$16,840,221	$16,353,865

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2019	2018
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,304,934	$2,105,814
Distributors' commissions payable	1,095,745	1,030,948
Sales taxes payable	182,650	195,802
Payroll and payroll taxes payable	284,753	210,288
Total accounts payable and accrued expenses	3,868,082	3,542,852

Income taxes payable	47,128	35,304
Deferred revenue	345,838	337,234
Operating lease liabilities	230,721	-
Deferred rent liability	62,500	-
Revolving line of credit	500,000	-
Total current liabilities	5,054,269	3,915,390

Noncurrent liabilities:
Operating lease liabilities	132,989	-
Other noncurrent liabilities	102,916	445,611
Total noncurrent liabilities	235,905	445,611

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2019 and 2018	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,746,449 shares outstanding as of 9/30/2019; 2,110,013 shares issued and 1,845,160 shares outstanding as of 12/31/2018	2,110	2,110
Additional paid-in capital	30,638,465	30,622,547
Accumulated deficit	(12,241,456)	(12,311,138)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(997,649)	(982,095)
Treasury stock	(5,851,423)	(5,338,560)

Total stockholders' equity	11,550,047	11,992,864

Total liabilities and stockholders' equity	$16,840,221	$16,353,865

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Product sales	$8,395,941	$7,817,526	$24,809,979	$25,129,503
Freight income	521,192	519,519	1,521,014	1,670,522
Other revenue	231,732	-	564,389	-

Net sales	9,148,865	8,337,045	26,895,382	26,800,025

Costs and expenses:
Cost of goods sold	2,497,993	2,383,942	7,200,716	7,089,958
Distributor royalties and commissions	2,939,187	2,639,863	8,721,852	8,858,965
Selling, general and administrative	3,796,276	3,845,304	11,224,748	12,546,840

Total costs and expenses	9,233,456	8,869,109	27,147,316	28,495,763

Loss from operations	(84,591)	(532,064)	(251,934)	(1,695,738)

Other income (expense):
Interest income	41,548	22,633	137,028	70,132
Interest expense	(24,250)	(16,408)	(39,737)	(93,195)
Other income (expense)	(12,564)	(1,658)	(13,224)	12,207
Gain (loss) on sale of fixed assets	-	(6,804)	434,549	(3,966)

Income (loss) before income taxes	(79,857)	(534,301)	266,682	(1,710,560)
Provision for income taxes	86,000	8,000	197,000	48,000

Net income (loss)	$(165,857)	$(542,301)	$69,682	$(1,758,560)

Other comprehensive income (loss):
Foreign currency translation adjustment	(27,307)	757	(15,554)	(52,606)

Comprehensive income (loss)	$(193,164)	$(541,544)	$54,128	$(1,811,166)

Earnings (loss) per common share - Basic	$(0.09)	$(0.29)	$0.04	$(0.95)
Weighted average shares	1,746,000	1,845,000	1,746,000	1,845,000

Earnings (loss) per common share - Diluted	$(0.09)	$(0.29)	$0.04	$(0.95)
Weighted average shares	1,746,000	1,845,000	1,746,000	1,845,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30
	2019	2018

Operating activities:
Net income (loss)	$69,682	$(1,758,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	437,816	601,194
Stock-based compensation	15,918	22,604
Non-cash life insurance policy reduction / (accretion)	-	20,329
Non-cash other revenue	(259,299)	-
Non-cash miscellaneous loss	24,618	-
(Gain) loss on sale of property, plant and equipment	(434,549)	3,966
Foreign currency transaction (gain) loss	18,942	8,983
(Increase) decrease in trade, accounts & notes receivable, and deposits from related parties	(812,477)	(295,226)
(Increase) decrease in inventories	1,090,895	31,270
(Increase) decrease in refundable income taxes	(2,251)	3,373
(Increase) decrease in prepaid expenses and other current assets	(45,501)	(212,124)
(Increase) decrease in other assets	(76,128)	(63,302)
Increase (decrease) in income taxes payable	11,323	(5,711)
Increase (decrease) in accounts payable & accrued expenses, deferred revenue, and other noncurrent liabilities	(12,350)	793,335

Net cash provided by (used in) operating activities	26,639	(849,869)

Investing activities:
Purchase of property, plant and equipment	(84,457)	(96,700)
Proceeds from the sale of property, plant and equipment	-	5,270
Proceeds from the redemption of life insurance policy	-	3,066,193
Payments received on notes receivables - related parties	131,003	86,266

Net cash provided by investing activities	46,546	3,061,029

Financing activities:
Proceeds from line of credit borrowings	500,000	-
Principal payments on long-term borrowings	-	(3,045,421)

Net cash provided by (used in) financing activities	500,000	(3,045,421)

Effect of exchange rate changes on cash and cash equivalents	(22,380)	(65,690)

Increase (decrease) in cash and cash equivalents	550,805	(899,951)

Cash and cash equivalents at beginning of period	1,989,974	3,272,788

Cash and cash equivalents at end of period	$2,540,779	$2,372,837

Supplementary disclosure of cash flow information:
Noncash investing & financing transactions (Note 3):

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2018	2,110,013	$2,110	$30,622,547	$(12,311,138)	$(982,095)	264,853	$(5,338,560)	$11,992,864
Net income	-	-	-	623,644	-	-	-	623,644
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	22,211	-	-	22,211
Total comprehensive income								645,855
Treasury stock acquired (Note 2)	-	-	-	-	-	99,200	(540,144)	(540,144)
Other	-	-	-	-	-	(489)	27,281	27,281
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at March 31, 2019	2,110,013	2,110	30,627,853	(11,687,494)	(959,884)	363,564	(5,851,423)	12,131,162
Net loss	-	-	-	(388,105)	-	-	-	(388,105)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(10,458)	-	-	(10,458)
Total comprehensive loss								(398,563)
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at June 30, 2019	2,110,013	2,110	30,633,159	(12,075,599)	(970,342)	363,564	(5,851,423)	11,737,905
Net loss	-	-	-	(165,857)	-	-	-	(165,857)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(27,307)	-	-	(27,307)
Total comprehensive loss								(193,164)
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at September 30, 2019	2,110,013	$2,110	$30,638,465	$(12,241,456)	$(997,649)	363,564	$(5,851,423)	$11,550,047

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2017	2,110,013	$2,110	$30,598,920	$(10,040,229)	$(857,654)	264,853	$(5,338,560)	$14,364,587
Net loss	-	-	-	(238,305)	-	-	-	(238,305)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	25,228	-	-	25,228
Total comprehensive loss								(213,077)
Adoption of Accounting Standards Update 2014-09	-	-	-	(367,568)	-	-	-	(367,568)
Stock-based compensation	-	-	7,534	-	-	-	-	7,534
Balance at March 31, 2018	2,110,013	2,110	30,606,454	(10,646,102)	(832,426)	264,853	(5,338,560)	13,791,476
Net loss	-	-	-	(977,954)	-	-	-	(977,954)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(78,591)	-	-	(78,591)
Total comprehensive loss								(1,056,545)
Stock-based compensation	-	-	7,535	-	-	-	-	7,535
Balance at June 30, 2018	2,110,013	2,110	30,613,989	(11,624,056)	(911,017)	264,853	(5,338,560)	12,742,466
Net loss	-	-	-	(542,301)	-	-	-	(542,301)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	757	-	-	757
Total comprehensive loss								(541,544)
Stock-based compensation	-	-	7,535	-	-	-	-	7,535
Other	-	-	(1)	(1)	-	-	-	(2)
Balance at September 30, 2018	2,110,013	$2,110	$30,621,523	$(12,166,358)	$(910,260)	264,853	$(5,338,560)	$12,208,455

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2019

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

Concentrations of Risk

Effective January 1, 2019, we have entered into outsourcing agreements with Nutracom to manufacture our nutritional and dietary supplements and for warehousing and fulfillment services for the U.S. distribution of our products. Nutracom has also issued promissory notes to us for the acquisition of our manufacturing and fulfillment operations. Any inability of Nutracom to deliver these contracted services or to repay the promissory notes could adversely impact our future operating results and valuation of our Nutracom equity investment. See Note 2 and Note 3 for further discussion of our relationship with Nutracom.

New Accounting Pronouncements – Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology may result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard will be effective for our interim and annual financial periods beginning January 1, 2023, with early adoption permitted. Adoption of this standard must be applied on a modified retrospective basis. We are evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

Going Concern

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of September 30, 2019, we had $2,540,779 in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern. The analysis used to determine our ability to continue as a going concern does not include cash sources outside of our direct control that our management expects to be available within the next twelve months.

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

(Unaudited)

2. Sale of Manufacturing Operations’ Assets (continued)

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Parties

The following summarizes our related party activities with Nutracom and a significant distributor of the Company.

	September 30	December 31
Assets and liabilities - related parties	2019	2018

Notes & accounts receivables and deposits - current
Deposits with Nutracom for inventory	$924,003	$-
Note receivable - distributor	128,689	123,040
Other miscellaneous receivables	68,412	28,182
	$1,121,104	$151,222

Notes & accounts receivables - non-current
Note receivable - distributor	$1,184,837	$1,282,072
Note receivable - Nutracom unsecured DTD 1/1/2019	764,344	-
Note receivable - Nutracom unsecured DTD 6/1/2019	460,583	-
Unbilled receivables: Straight line rent revenue greater than rental billings	71,799	-
	$2,481,563	$1,282,072

Equity investment in Nutracom	$505,000	-

Liability captions with Nutracom balances included therein
Trade accounts payable and other accrued expenses	$224,784	-
Deferred rent liability	62,500	-

The following table presents scheduled principal payments to be received on the distributor and Nutracom promissory notes receivable:

Remainder of 2019	$31,454
2020	130,629
2021	274,844
2022	292,377
2023	311,033
Thereafter	1,498,116
$2,538,453

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Parties (continued)

	Nine months ended September 30
Revenue and expense - related parties	2019	2018

Other revenue	$564,389	$-

Selling, general and administrative expense:
Fullfillment & professional fees	458,826	-

Interest income on promissory notes	132,750	66,519
Gain on sale of fixed assets	434,549	-

Finished goods inventory purchased from Nutracom	$4,042,000	-

At September 30, 2019, we had $1.76 million in commitments (net of deposits) to purchase finished goods inventory from Nutracom.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	September 30		September 30
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(165,857)	$(542,301)	$69,682	$(1,758,560)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	1,746,000	1,845,000	1,746,000	1,845,000

Dilutive effect of employee stock options and other warrants	-	-	-	-

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	1,746,000	1,845,000	1,746,000	1,845,000

Basic earnings (loss) per share	$(0.09)	$(0.29)	$0.04	$(0.95)
Diluted earnings (loss) per share	$(0.09)	$(0.29)	$0.04	$(0.95)

Options and warrants to purchase 86,316 and 85,203 shares of common stock for the three months and nine months ended September 30, 2019, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable. Options and warrants to purchase 120,242 shares of common stock for the three months and nine months ended September 30, 2018, respectively, were not included in the denominator for diluted earnings (loss) per share because their effect would be antidilutive or because the shares were deemed contingently issuable.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

September 30, 2019
Revolving line of credit	$500,000	$500,000	-	$500,000	-
Note receivable - distributor	1,313,526	1,430,000	-	1,430,000	-
Notes receivable - Nutracom	1,224,927	1,224,927	-	1,224,927	-
Marketable securities	415,000	415,000	$415,000	-	-

December 31, 2018
Note receivable - distributor	$1,405,112	$1,529,000	-	$1,529,000	-
Marketable securities	339,000	339,000	$339,000	-	-

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

Marketable securities: The assets (trading securities) of our Supplemental Executive Retirement Plan are recorded at fair value on a recurring basis, and are presented in the condensed consolidated balance sheets within Prepaid Expenses & Other Current Assets as of September 30, 2019 and within Other Assets as of December 31, 2018, respectively.

The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6. Debt

On September 30, 2015, we entered into a series of lending agreements with our primary lender which included agreements for a term loan and a revolving credit facility. As detailed below, the term loan was repaid in 2018 and the revolver has been periodically amended and extended.

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

Effective with a March 25, 2019 amendment, the revolving line of credit’s maturity date was extended to April 28, 2020 and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. At September 30, 2019, outstanding borrowings under the revolving line of credit were $500,000 at an interest rate of 5.07%.

Borrowings under the lending agreement continue to be secured by all of our tangible and intangible assets and by a mortgage on the real estate of our headquarters facility. At September 30, 2019, the Company was in compliance with its loan covenant requirements.

2018 Loan Payoff

At June 30, 2018, we were current on all principal and interest due to our lender. In July 2018, management voluntarily elected to redeem the cash surrender value (CSV) of our whole life insurance policy maintained on the life of our Board of Directors’ Chairman and former Chief Executive Officer. Upon redemption and related receipt of the $3.07 million CSV proceeds, we simultaneously remitted to our lender $2.86 million of the CSV proceeds to be applied towards the full reduction of our outstanding term loan and revolver balances. Upon completion of this series of July 2018 transactions, our term loan, revolver loan, and life insurance policy balances were zero.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7. Leases (continued)

Lessee (continued)

The following table represents the maturity of our operating lease liabilities as of September 30, 2019:

Remainder of 2019	$64,252
2020	231,672
2021	53,656
2022	25,582
2023	5,381
Thereafter	-
Total operating lease payments	380,543
Less: imputed interest	(16,833)
Total operating lease liabilities	$363,710

Operating lease expense:	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Fixed	$68,957	$193,928
Variable	3,479	12,951
Short-term	2,912	17,947
Total	$75,348	$224,826

As of September 30, 2019, our operating leases have a weighted-average remaining lease term of 1.9 years and a weighted-average discount rate of 5.2%. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $206,400 for the nine months ended September 30, 2019.

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

Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities; totaling approximately $145,000 and $305,000 for the three month and nine month periods ending September 30, 2019. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7. Leases (continued)

Lessor – Other Revenue (continued)

The following table details lessor’s estimated remaining straight-line rent revenue over the seven-year lease term as compared with fixed rent amounts under the lease agreement.

	Estimated
	Straight-line	Lease Agreement
	Rent Revenue	Fixed Rent

Remainder of 2019	$86,433	$62,500
2020	345,732	192,900
2021	345,732	385,800
2022	345,732	385,800
2023	345,732	385,800
Thereafter	691,465	819,825
Total	$2,160,826	$2,232,625

8. Income Taxes

During the fiscal years of 2016 through 2018, we determined that it was more likely than not that U.S. federal and various state net operating losses generated in those years will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations.

In prior years, we recorded a valuation allowance on all of our domestic and foreign deferred tax assets. The effective income tax rate was 73.9% and (2.8)% for the year to date periods ended September 30, 2019 and 2018, respectively. The income tax provision amounts primarily represent estimated income taxes for one of the Company’s foreign subsidiaries and certain U.S. states, plus the current year settlement of a tax year 2017 audit assessment.

Tax Years 2005 – 2006 Settlement

One of our foreign subsidiaries has been under local country audit for greater than ten years for alleged deficiencies (totaling approximately $800,000 plus interest at 20% per annum) in value-added tax (VAT) and withholding tax for the years 2004 through 2006. In consultation with our legal counsel, we have believed that there were strong legal grounds that we should not be liable to pay the majority of the alleged tax deficiencies. In 2011, we made good faith deposits of approximately $173,000 to the local tax authority under the tax agency’s administrative judicial resolution process.

In May 2018, we received a formal notice of denial of one of our appeals under the tax agency’s administrative judicial resolution process; however, we continued to pursue other available legal processes as we continued to maintain our position that we were not liable for the majority of the alleged tax deficiencies. As of December 31, 2018 and September 30, 2019, our estimated reserve (net of deposits) for these matters was approximately $172,500 and $165,200, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8. Income Taxes (continued)

In November 2019, under a tax amnesty program, we paid the local taxing authority approximately $164,000 in final settlement of tax years 2005 and 2006.

Tax Year 2017 Settlement

In mid-2019, one of our foreign subsidiaries received a local country tax year 2017 audit assessment alleging deficiencies of approximately $217,000 plus interest. In the third quarter of 2019, we paid the local taxing authority approximately $96,000 in final settlement of the 2017 tax year audit. For the quarter and year to date periods ending September 30, 2019, our operating results include the amounts of $55,000, $16,000, and $25,000 for general taxes expense, interest expense, and income tax expense, respectively.

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

Other revenue is defined in Note 7 - Leases.

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our product returns policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commissions received relating to the original purchase of the returned products. For the year to date periods ending September 30, 2019 and 2018, total returns as a percent of net sales were approximately 0.10% and 0.23%, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

9. Revenue Recognition (continued)

We classify our net sales into two categories of sales products, plus freight income, and other revenue:

	Three months ended		Nine months ended
	September 30		September 30
	2019	2018	2019	2018
Net sales by product category
Nutritional and dietary supplements	$8,072,320	$7,514,349	$23,854,568	$24,190,379
Sales aids, membership fees, and other	323,621	303,177	955,411	939,124
Freight income	521,192	519,519	1,521,014	1,670,522
Other revenue	231,732	-	564,389	-
Total net sales	$9,148,865	$8,337,045	$26,895,382	$26,800,025

We operate in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2019	2018	2019	2018
Net sales by geographic region
United States	$6,842,640	$6,498,778	$19,859,018	$20,505,226
Australia/New Zealand	135,123	155,663	444,500	565,126
Canada	139,991	153,189	479,418	556,866
Mexico	155,847	127,859	444,442	347,641
Europe (1)	727,038	807,097	2,421,971	3,002,528
Asia (2)	1,148,226	594,459	3,246,033	1,822,638
Total net sales	$9,148,865	$8,337,045	$26,895,382	$26,800,025

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines, Malaysia, and Singapore.

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

Overview

We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international network marketing system utilizing independent distributors. Sales in the United States represented approximately 73.8% of worldwide net sales for the nine months ended September 30, 2019 and 76.5% of worldwide net sales for the nine months ended September 30, 2018. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, and in New Zealand from our Australia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2019, consisted of approximately 34,000 distributors and preferred customers. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales increased by 9.7% in the three months ended September 30, 2019 compared to the same period in 2018. During the third quarter of 2019 (“Q3 2019”), sales in the United States increased by 5.3%, and international sales increased by 25.5% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus most of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales increased by 26.4%.

          The following table summarizes net sales by geographic market for the three months ended September 30, 2019 and 2018.

	Three months ended September 30,
	2019		2018		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$6,843	74.8%	$6,499	78.0%	$344	5.3%
Australia/New Zealand	135	1.5	156	1.9	(21)	(13.5)
Canada	140	1.5	153	1.8	(13)	(8.5)
Mexico	156	1.7	128	1.5	28	21.9
Europe	727	7.9	807	9.7	(80)	(9.9)
Asia	1,148	12.6	594	7.1	554	93.3
Consolidated total	$9,149	100.0%	$8,337	100.0%	$812	9.7%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,
	2019		2018		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$19,859	73.8%	$20,505	76.5%	$(646)	(3.2)%
Australia/New Zealand	445	1.6	565	2.1	(120)	(21.2)
Canada	479	1.8	557	2.1	(78)	(14.0)
Mexico	444	1.7	348	1.3	96	27.6
Europe	2,422	9.0	3,002	11.2	(580)	(19.3)
Asia	3,246	12.1	1,823	6.8	1,423	78.1

Consolidated total	$26,895	100.0%	$26,800	100.0%	$95	0.4%

The following table sets forth, as of September 30, 2019 and 2018, the number of our active distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization. We include Preferred Customers as part of our Active Distributor count, and Preferred Customers represent approximately 8,090 and 4,840 of the Active Distributor count as of September 30, 2019 and 2018, respectively. Growth in the Preferred Customer count as of September 30, 2019 came primarily from Asia, specifically from the Philippines market.

	September 30, 2019		September 30, 2018		% Change
	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above	Active Distributors and Preferred Customers	Master Affiliates and Above
United States	19,350	2,070	20,390	2,290	(5.1)%	(9.6)%
Australia/New Zealand	890	70	1,010	80	(11.9)	(12.5)
Canada	530	70	570	80	(7.0)	(12.5)
Mexico	1,280	90	850	80	50.6	12.5
Europe	2,440	310	3,210	380	(24.0)	(18.4)
Asia	9,510	530	4,520	340	110.4	55.9
Consolidated total	34,000	3,140	30,550	3,250	11.3%	(3.4)%

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

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 9/30/2019	$6,843	$135	$140	$156	$727	$1,148	$2,306
Quarter ended 9/30/2018	$6,499	$156	$153	$128	$807	$594	$1,838

% change in sales-Q3 2019 vs. Q3 2018:
in USD	5.3%	-13.5%	-8.5%	21.9%	-9.9%	93.3%	25.5%
due to currency fluctuation	-	-5.2%	-0.3%	-2.4%	-5.0%	6.1%	-0.9%
Sales in local currency (non-GAAP)	5.3%	-8.3%	-8.2%	24.3%	-4.9%	87.2%	26.4%

# of new distributors-Q3 2019 (1)	1,199	29	28	198	201	1,734	2,190
# of new distributors-Q3 2018 (1)	892	42	22	139	253	763	1,219
% change	34.4%	-31.0%	27.3%	42.4%	-20.6%	127.3%	79.7%

# of new Master Affiliates-Q3 2019	114	0	4	8	17	86	115
# of new Master Affiliates-Q3 2018	60	1	1	14	7	31	54
% change	90.0%	-100.0%	300.0%	-42.9%	142.9%	177.4%	113.0%

# of Product orders-Q3 2019	27,034	937	514	1,033	2,484	10,248	15,216
# of Product orders-Q3 2018	25,354	1,093	538	956	2,909	7,645	13,141
% change	6.6%	-14.3%	-4.5%	8.1%	-14.6%	34.0%	15.8%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
YTD ended 9/30/2019	$19,859	$445	$479	$444	$2,422	$3,246	$7,036
YTD ended 9/30/2018	$20,505	$565	$557	$348	$3,002	$1,823	$6,295

% change in sales-YTD 2019 vs. YTD 2018:
in USD	-3.2%	-21.2%	-14.0%	27.6%	-19.3%	78.1%	11.8%
due to currency fluctuation	-	-6.0%	-2.9%	-1.7%	-4.9%	1.3%	-2.8%
Sales in local currency (non-GAAP)	-3.2%	-15.2%	-11.1%	29.3%	-14.4%	76.8%	14.6%

# of new distributors-YTD 2019 (2)	3,162	92	62	642	724	5,948	7,468
# of new distributors-YTD 2018 (2)	2,849	120	80	362	968	1,966	3,496
% change	11.0%	-23.3%	-22.5%	77.3%	-25.2%	202.5%	113.6%

# of new Master Affiliates-YTD 2019	378	3	6	30	52	303	394
# of new Master Affiliates-YTD 2018	244	7	11	39	68	112	237
% change	54.9%	-57.1%	-45.5%	-23.1%	-23.5%	170.5%	66.2%

# of Product orders-YTD 2019	77,692	2,828	1,630	3,108	8,230	31,423	47,219
# of Product orders-YTD 2018	78,083	3,390	1,773	2,594	9,863	21,311	38,931
% change	-0.5%	-16.6%	-8.1%	19.8%	-16.6%	47.4%	21.3%

(1)	The new distributor totals for Q3 2019 and Q3 2018 include 1,391 and 874, respectively, of new worldwide preferred customers.
(2)	The new distributor totals for YTD 2019 and YTD 2018 include 5,455 and 2,599, respectively, of new worldwide preferred customers.

United States

●

Net sales in the United States increased by 5.3% in Q3 2019 compared to the prior-year quarter, and new distributor and preferred customer enrollments increased by 34.4% in Q3 2019 compared to the prior-year quarter. New distributor enrollments have been improving since we reduced the enrollment fee for distributors from $40 to $20 in the United States in May 2019, coupled with the interest generated in the RLV line of products. Sales were also favorably impacted in September 2019 by distributor purchases in advance of a price increase effective October 1, 2019.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 14.0% and 10.8% of net sales in the United States, respectively, in Q3 2019. Reliv NOW and LunaRich X represented 14.9% and 12.4%, respectively, of net sales in the United States in the prior-year quarter.

●

In late June 2019, we introduced our RLV line of hemp-extract products. Initially, the RLV line includes three liquid tinctures and one balm. All of the RLV products are derived from organically-grown, non-GMO hemp. Q3 2019 was the first full quarter of sales of the RLV line, and it represented 10.2% of net sales in the United States.

●

New Master Affiliate qualifications increased by 90.0% and 54.9% in Q3 2019 and YTD 2019, respectively, in response to a cash bonus incentive in place beginning in Q1 2019 and an incentive trip promotion that recently took place.

●

Distributor retention was 79.3% for the twelve month period ended September 30, 2019 compared to 73.5% for all of 2018. Distributor retention is determined by the percentage of active distributors from 2018 that renewed their distributorships in 2019.

●

Our average order size in Q3 2019 increased by 4.6% to $339 at suggested retail value compared to the prior-year quarter. Additionally, the number of product orders increased by 6.6% in Q3 2019 compared to the prior year quarter.

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

International Operations

●	The average foreign exchange rate for the U.S. dollar for YTD 2019 was stronger against all of the currencies in which we conduct business, except for the Philippine peso.
●

Australia/New Zealand and Canadian net sales in Q3 2019 decreased by 8.3% and 8.2%, respectively, in local currency compared to the prior-year quarter as the result of decreased distributor activity in the market.

●

Net sales in Mexico increased by 24.3% in local currency in Q3 2019 compared to the prior-year quarter. Distributor activity has increased in recent quarters subsequent to retaining a sales consultant with prior experience in network marketing sales in Mexico. New distributor enrollments increased by 42.4% in Q3 2019 compared to the prior-year quarter. Product order count increased by 8.1% in Q3 2019 as well.

●

Net sales in Europe decreased by 4.9% in local currency in Q3 2019 compared to the prior-year quarter. Distributor activity continues to decline both in the form of new distributor and preferred customer enrollments and number of product orders placed in the region.

●

Sales in Asia increased by 87.2% in local currency in Q3 2019 compared to the prior-year quarter, driven primarily by sales growth in the Philippines, our largest market in the region. All measures of distributor and preferred customer activity have grown rapidly. New distributor and preferred customer enrollments grew to 1,734 in Q3 2019 compared to 763 in the prior-year quarter. The number of new Master Affiliate qualifications grew to 86 in Q3 2019 compared to 31 in the prior year quarter and the product order count grew by 34.0% in Q3 2019.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2019 and 2018. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Three months ended
	September 30, 2019		September 30, 2018
	Amount	% of net sales	Amount	% of net sales

Net sales	$9,149	100.0%	$8,337	100.0%
Costs and expenses:
Cost of goods sold	2,498	27.3	2,384	28.6
Distributor royalties and commissions	2,939	32.1	2,640	31.7
Selling, general and administrative	3,796	41.5	3,845	46.1

Loss from operations	(84)	(0.9)	(532)	(6.4)
Interest income	41	0.4	23	0.3
Interest expense	(24)	(0.3)	(16)	(0.2)
Other expense	(13)	(0.1)	(2)	-
Gain (loss) on sale of fixed assets	-	-	(7)	(0.1)

Loss before income taxes	(80)	(0.9)	(534)	(6.4)
Provision for income taxes	86	0.9	8	0.1

Net loss	$(166)	(1.8)%	$(542)	(6.5)%

Loss per common share-Basic and Diluted	$(0.09)		$(0.29)

	Nine months ended
	September 30, 2019		September 30, 2018
	Amount	% of net sales	Amount	% of net sales

Net sales	$26,895	100.0%	$26,800	100.0%
Costs and expenses:
Cost of goods sold	7,200	26.8	7,090	26.4
Distributor royalties and commissions	8,722	32.4	8,859	33.1
Selling, general and administrative	11,225	41.7	12,547	46.8

Loss from operations	(252)	(0.9)	(1,696)	(6.3)
Interest income	137	0.4	70	0.3
Interest expense	(40)	(0.1)	(93)	(0.4)
Other income (expense)	(13)	-	12	-
Gain (loss) on sale of fixed assets	435	1.6	(4)	-

Income (loss) before income taxes	267	1.0	(1,711)	(6.4)
Provision for income taxes	197	0.7	48	0.2

Net income (loss)	$70	0.3%	$(1,759)	(6.6)%

Earnings (loss) per common share-
Basic and Diluted	$0.04		$(0.95)

Cost of Goods Sold:

●

The cost of goods sold as a percentage of net sales in Q3 2019 decreased by 1.3% compared to the prior-year period and increased by 0.4% in YTD 2019 versus the prior-year YTD basis. The cost of goods sold as a percentage of net sales in Q3 2018 was negatively impacted by manufacturing expenses and plant utilization issues that no longer exist in 2019 subsequent to our transaction with Nutracom. However, for YTD 2019 the cost of goods as a percentage continues to be negatively impacted by several factors, including promotions in the United States that reduced our freight income and the lower gross margin percentage associated with our leasing revenue which began in 2019.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions increased as a percentage of net sales for Q3 2019 when compared to the prior-year quarter. This is the result of $500,000 of contract packaging revenue in Q3 2018 on which distributor commissions are not paid. On a nine-month basis for 2019, the percentage decreased by 0.7% of net sales when compared to the prior-year period. This decrease is due to the inclusion of leasing revenue in current year net sales on which distributor commissions are not paid.

Selling, General and Administrative Expenses:

●	Selling, general and administrative (“SGA”) expenses declined by $49,000 and by $1.3 million in Q3 2019 and YTD 2019, respectively, compared to the prior-year periods.
●

SGA expenses, including salaries and other staffing expenses, related to the manufacturing/Nutracom operations represent a net decrease of $904,000 of the SGA decrease in YTD 2019, compared to the prior-year period.

●	Other SGA salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $337,000 in YTD 2019, compared to the prior-year period.
●	Sales and marketing expenses decreased by $75,000 in YTD 2019 compared to the prior-year period. Components of the decrease include:
o	$38,000 increase in promotions expense.
o	$103,000 decrease in distributor conferences and meeting expenses, as we held smaller regional events in the United States to date in 2019.
o	$34,000 decrease in development and other sales expenses.
●	Other general and administrative expenses decreased by $35,000 in YTD 2019 versus the prior-year period.

Other Income/Expense:

●	The other income/expense in YTD 2019 and 2018 is primarily the result of foreign currency exchange gains (losses) on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.
●	YTD 2019 includes $435,000 in income from the sale of our manufacturing equipment as part of the asset sale with Nutracom during Q1.

Income Taxes:

●

We reported an income tax expense of $197,000 for YTD 2019 related to income taxes on our earnings in our Philippine entity, an audit settlement for FY 2017 on our Philippine entity, and minimum U.S. state income tax expense.

●	See Note 8 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●

We reported a net loss of $166,000 in Q3 2019 compared to a net loss of $542,000 in the prior-year quarter and net income of $70,000 in YTD 2019 compared to a net loss of $1.8 million in YTD 2018. On a YTD basis, the improvement in 2019 is primarily the result of the decrease in SGA expenses, coupled with the gain on the sale of fixed assets as part of the asset sale with Nutracom.

Liquidity and Capital Resources

During the first nine months of 2019, $27,000 of net cash was provided by operating activities, $47,000 was provided by investing activities, and $500,000 was provided by financing activities. This compares to $850,000 of net cash used in operating activities, $3.06 million provided by investing activities, and $3.05 million used in financing activities in the same period of 2018. Cash and cash equivalents increased by $551,000 to $2.54 million as of September 30, 2019 compared to December 31, 2018.

Significant changes in working capital items consisted of an increase of $812,000 in accounts/notes receivable and deposits, and a decrease in inventory of $1.09 million in the first nine months of 2019. The increase in accounts/notes receivable and deposits is primarily the result of deposits required on production purchase orders to Nutracom, in accordance with the supply agreement executed as of January 1, 2019. The decrease in inventory is the result of the timing of the transfer of finished goods from Nutracom to us under the terms of the supply agreement, partially offset by cash payments for finished goods.

Investing activities during the first nine months of 2019 consisted of a net investment of $84,000 for capital expenditures, offset by payments received on notes receivable with related parties of $131,000. Financing activities during the first nine months of 2019 consisted of $500,000 in proceeds from line of credit borrowings.

Stockholders’ equity decreased to $11.55 million at September 30, 2019 compared to $11.99 million at December 31, 2018. The decrease is primarily due to the treasury stock of $540,000 acquired under the purchase agreement with Nutracom; offset by our net income during the first nine months of 2019 of $70,000. Our working capital balance was $2.13 million at September 30, 2019 compared to $4.17 million at December 31, 2018. The current ratio at September 30, 2019 was 1.42 compared to 2.07 at December 31, 2018.

In September 2018, the maximum borrowing amount on our revolving line of credit was reduced from $2.0 million to $750,000. As amended, the revolver’s maturity date remained April 29, 2019 and the revolver’s interest rate continued to be based on the 30-day LIBOR plus 2.25%. In March 2019, the revolving line of credit’s maturity date was extended to April 28, 2020, and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. As of September 30, 2019, we have borrowed $500,000 under our revolving line of credit. Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

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

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. Except for the required adoption of ASU No. 2016-02, our critical accounting policies remain unchanged as of September 30, 2019.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2019, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:         /s/ Ryan A. Montgomery

Ryan A. Montgomery, Chief Executive Officer

Date: November 14, 2019

By:         /s/ Steven D. Albright

Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 14, 2019