Form 10-K
period 2019-12-31
RELIV INTERNATIONAL INC
filed 2020-03-27
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Based upon the closing price of $4.22 per share of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 28, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.5 million. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the registrant’s common stock as of March 23, 2020 was 1,746,499 (excluding treasury shares).

Documents Incorporated by Reference

NONE

INDEX

Part I

Item No. 1	Business	1
Item No. 2	Properties	4
Item No. 3	Legal Proceedings	4

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item No. 8	Financial Statements and Supplementary Data	17
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item No. 9A	Controls and Procedures	17
Item No. 9B	Other Information	17

Part III

Item No. 10	Directors, Executive Officers and Corporate Governance	18
Item No. 11	Executive Compensation	23
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item No. 13	Certain Relationships and Related Transactions, and Director Independence	28
Item No. 14	Principal Accounting Fees and Services	28

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	29
Item No. 16	Form 10-K Summary	29

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

PART I

Item No. 1 - Business

Overview

We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. We sell our products through an international direct selling system using independent distributors. We have sold products in the United States since 1988 and in selected international markets since 1991.

Our Products

We currently offer 19 nutritional supplements. Our basic nutritional supplements are formulated to provide a balanced and complete level of supplementation for the consumer. For more specific needs, we provide other focused product formulations. Most of our supplements are in powdered form that the consumer mixes with water, juice or other liquid and others are available in capsule form.   We have purposely been selective in the number and types of products that we offer. By providing a line of targeted products, we make it simple for our distributors and consumers to choose products appropriate for their objectives. We consider four of our oldest and best selling products — Reliv Classic, Reliv Now, Innergize!, and FibRestore — along with LunaRich X capsules to be our primary or “core” products. Sales of these products represented approximately 53.5% of total product sales in 2019. In June 2019 we launched our RLV line of hemp-extract products in the United States which now include ingestible and topical products. The RLV line represented approximately 4.9% of net sales in the United States in 2019. We have not experienced any significant difficulty in obtaining supplies of raw materials for our nutritional supplements or finished products.

On January 1, 2019, we sold substantially all of the machinery, equipment, inventory, tools and other assets and materials used in manufacturing operations to Nutracom, LLC, (“Nutracom”). Nutracom is substantially owned and is controlled by former officers/employees of Reliv. Nutracom is leasing the manufacturing space in our facility for a period of seven years, with an option to renew for a five-year term. We also entered into agreements whereby Nutracom will continue to manufacture our core products on our premises for a period of seven years.

Markets

We currently sell our products throughout the United States and in 12 other countries around the world. We have sold products in the United States since 1988 and our first product outside of the United States in 1991 when we entered Australia. In 2019, approximately 26.6% of our net sales were generated outside of the United States

Within the United States, we sell our products to distributors in all 50 states. We derived 43.2% of our domestic net sales in 2019 in California, Pennsylvania, Illinois, Michigan, Texas, Ohio, and Florida, with each state contributing at least 4% of net sales. We believe that there is the opportunity to increase the number of our distributors in all markets where we sell our products.

Direct Selling Program

We market and sell our products through a direct selling system of independent distributors, who purchase our products from us, or from other distributors, and who then sell our products directly to consumers. In addition to selling our products, our distributors also recruit others to distribute our products. Distributors receive compensation from both the sale of the products they have purchased at wholesale and, in the case of distributors reaching a certain rank, commissions on the volume of products sold by their downline organization. We believe direct selling is an effective way to distribute our products because it allows and relies on personal contact, education and endorsement of products which are not as readily available through other distribution channels. Due to our distribution method we are not dependent on any one or a few customers.

Competition

The business of developing and distributing nutritional products such as those we offer is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the case of other direct selling companies, for distributors. Our competitors include both direct selling companies, many of which are much larger and have far greater resources than we have, such as Alticor Global Holdings, Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Mannatech, Inc., Nature’s Sunshine Products Inc., NuSkin Enterprises Inc. and USANA Health Sciences Inc., as well as specialty and mass retail establishments. Our ability to remain competitive depends on the underlying science and high quality of our products and our success in recruiting and retaining distributors. The pool of individuals interested in direct selling tends to be limited in each market and may be reduced to the extent other direct selling companies successfully recruit these individuals into their businesses. We believe that we offer a rewarding compensation plan with attractive financial benefits to compete for the time, attention and commitment of distributors.

Reliv Now and Reliv Classic compete with numerous supplements that offer multi-vitamin benefits. Our fitness and weight management products compete with other products in the weight loss market, including nationally advertised products such as SlimFast. Many companies have entered, or have plans to enter, the sports drink market in which Innergize! competes, a market led by Gatorade. 24K competes with 5-Hour Energy and numerous other liquid energy shots and drinks. Our competitive advantages include the uniqueness of our products, our ability to formulate new products in-house, and the intellectual property rights we possess in many of our products.

Intellectual Property

Our formulas are protected as trade secrets and, to the extent necessary, by confidentiality agreements. In addition, we have obtained U.S. patents on five products as set forth below:

Product	Patent Expiration Date

ReversAge	May 2021
ProVantage	December 2030
GlucAffect	November 2029
24K	February 2032
CardioSentials	January 2029

In addition to our patented formulas, we own four U.S. patents, 12 international patents and three patent applications related to our soy concentrate ingredient with elevated levels of bioactive lunasin, the key ingredient in our LunaRich X product. Further, we utilize a proprietary production process to produce our soy concentrate that we protect as a trade secret, along with the bioassay to determine the bioavailability of lunasin in our products.

Currently, we have 14 trademarks registered with the U.S. Patent and Trademark Office, or USPTO, including Reliv and the names of 12 of our 18 nutritional products. Trademark registrations for selected marks have been issued or applied for in Australia, New Zealand, Canada, Mexico, the United Kingdom, Ireland, the Philippines, Malaysia, Singapore, Germany and several other foreign countries that offer direct selling opportunities. We consider our trademarks to be an important asset of our business.

Regulation

Product Regulation

The formulation, manufacturing, labeling and advertising or promotion of our products are subject to regulation by the Food and Drug Administration, or FDA, which regulates our products under the federal Food, Drug and Cosmetic Act, or FDCA, the Federal Trade Commission, or FTC, and various agencies of the states or countries into which our products are shipped or sold. FDA regulations include requirements and limitations with respect to the labeling of our food products and also with respect to the formulation of those products. FDA regulations also limit and control the extent to which health or other claims can be made with respect to the efficacy of any food or cosmetic.      Most of the products we market are classified as dietary supplements under the FDCA. Dietary supplements, for which no “drug” claim is made, are not subject to FDA approval prior to their sale.

Advertisements for our products are subject to regulation by the FTC. The FTC prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce and provides that the dissemination of any false advertisement pertaining to drugs, cosmetics or foods, including dietary supplements, is an unfair or deceptive practice. In addition, the FTC has increased its scrutiny of the use of distributor testimonials. Although it is impossible for us to monitor all the product claims made by our independent distributors, we make efforts to monitor distributor testimonials and restrict inappropriate distributor claims. The FTC has been aggressive recently in pursuing enforcement against dietary supplement products, and has brought numerous actions against dietary supplement companies, some resulting in several million dollar civil penalties and/or restitution as well as court-ordered injunctions.

While the sale of hemp-based CBD products in the United States has increased dramatically throughout almost all sales channels in 2019, the FDA has not issued regulations governing the sale of ingestible Hemp-extract products containing CBD and has not approved the sale of such products. The FDA has indicated that it is currently pursuing actions against companies selling such products that are making deceptive health claims, mis-labelling their products or engaging in improper manufacturing practices. Many states have issued regulations governing the manufacturing, labelling and sale of hemp-extract products in their state, which in certain cases includes registration with the state. The FDA has indicated that it intends to issue regulations governing the manufacture, labelling and sale of hemp-extract products and we are unable to predict the effect such regulations will have on our RLV line nor are we able to predict the probability of future laws, regulations or interpretations which may be passed by state or federal regulatory authorities

Sales Program Regulation

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

The FTC has been very aggressive recently in investigating and prosecuting direct selling companies whose compensation plans they claim are illegal pyramid schemes. These actions typically include claims that the companies and/or their key distributors made deceptive statements regarding the company’s products, the compensation plan and a participant’s ability to earn income. These actions have resulted in several million dollar civil penalties and/or restitution against the companies and/or their key distributors as well as court-ordered injunctions, and in one instance the agreement of the company to discontinue the sale of its products through direct selling. We are unable to predict the effect such increased activity will have on our business in the future nor are we able to predict the probability of future laws, regulations or interpretations which may be passed by state or federal regulatory authorities. The regulatory and legal requirements concerning direct selling systems do not include “bright line” rules and are inherently fact-based.

Employees

As of December 31, 2019, we and all of our subsidiaries had approximately 91 full-time employees compared with 99 such employees as of January 1, 2019.

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

The following table summarizes information related to our worldwide facilities as of March 23, 2020:

Location	Nature of Use	Square Feet	Owned/Leased

Chesterfield, MO, USA	corporate headquarters/call center/manufacturing/warehouse	126,000	Owned
Seven Hills (Sydney), Australia	central office/call center	1,000	Leased
Oakville, Ontario, Canada	warehouse/distribution	2,100	Leased
Guadalajara, Mexico	central office/warehouse/call center	2,300	Leased
Makati City (Manila), Philippines	central office/ warehouse/distribution	6,300	Leased
Redditch (Birmingham), England, UK	central office/ warehouse/distribution	11,500	Leased
Subang Jaya (Kuala Lumpur), Malaysia	central office/call center	300	Leased

On January 1, 2019, we sold substantially all of the machinery, equipment, inventory, tools and other assets and materials used in our manufacturing operations to Nutracom, LLC, (“Nutracom”). Effective January 1, 2019, we leased 96,450 square feet of manufacturing and office space in our Chesterfield facility to Nutracom for a period of seven years with a five-year option. We also entered into agreements whereby Nutracom will continue to manufacture our core products on our premises for a period of seven years.

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

PART II

Item No. 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol: RELV. The following table sets forth the high and low sales prices of our common stock and the quarterly dividends per share paid on our common stock during the years ended December 31, 2019 and 2018.

	High	Low	Dividend

Year Ending December 31, 2019
Fourth Quarter	$4.87	$3.45	$-
Third Quarter	4.66	3.95	-
Second Quarter	5.89	3.80	-
First Quarter	4.62	3.85	-

Year Ending December 31, 2018
Fourth Quarter	$5.06	$3.83	$-
Third Quarter	5.26	4.62	-
Second Quarter	5.35	4.15	-
First Quarter	6.24	4.60	-

As of March 23, 2020, there were approximately 975 holders of record of our common stock and an additional 1,762 beneficial owners, including shares of common stock held in street name.

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

Overview

We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. In 2019, we introduced a line of hemp-extract products under the RLV brand name. We sell our products through an international direct selling system utilizing independent distributors. Sales in the United States represented approximately 73.4% of worldwide net sales for the year ended December 31, 2019 compared to approximately 76.6% for the year ended December 31, 2018. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, and in New Zealand from our Australia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of December 31, 2019, consisted of approximately 15,630 registered customers and 25,730 active distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

All of our sales to distributors outside the United States are made in the respective local currency; therefore, our earnings and cash flows are subject to fluctuations due to changes in foreign currency rates as compared to the U.S. dollar. Our foreign subsidiaries primarily source their nutritional and dietary inventories in U.S. dollars from our U.S. manufacturer. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that our results from operations be converted to U.S. dollars for reporting purposes. Consequently, our reported earnings may be significantly affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk.

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

In 2018, our cost of goods sold primarily consisted of expenses related to raw materials, labor, quality control and overhead directly associated with production of our products and sales materials, as well as shipping costs relating to the shipment of products to distributors, and duties and taxes associated with product exports. Cost of goods sold was impacted by the cost of the ingredients used in our products, the cost of shipping distributors’ orders, along with our efficiency in managing the production of our products. For 2019, we no longer manufacture our products; therefore, the costs consist of the purchase price of the products, along with shipping costs, and duties and taxes where applicable. Cost of goods sold also include the costs related to leasing income now included in net sales after the adoption of ASU 2016-02.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net sales decreased by 2.9% worldwide as net sales in the United States and Europe decreased, offset by an increase in Asia. Net sales in the United States decreased by 7.0% in the year ended December 31, 2019 compared with 2018. During 2019, our international net sales increased by 10.3% over the prior year with an unfavorable impact of 1.6% from foreign currency fluctuations in the aggregate. Net sales in Europe decreased by 18.8% in 2019 compared to the prior year, with an unfavorable impact of 3.7% due to the impact of foreign currency fluctuation. Net sales in Asia increased by 68.7% in 2019 compared to the prior year. When measured in local currencies, net sales in Asia increased by 66.1% in 2019.

          The following table summarizes net sales by geographic market for the years ended December 31, 2019 and 2018.

Net Sales by Market	Year Ended December 31,
(in thousands)	2019		2018		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$25,747	73.4%	$27,673	76.6%	$(1,926)	(7.0)%
Australia/New Zealand	595	1.7	732	2.0	(137)	(18.7)
Canada	617	1.8	719	2.0	(102)	(14.2)
Mexico	577	1.6	474	1.3	103	21.7
Europe	3,225	9.2	3,973	11.0	(748)	(18.8)
Asia	4,294	12.3	2,545	7.1	1,749	68.7
Consolidated total	$35,055	100.0%	$36,116	100.0%	$(1,061)	(2.9)%

The following table sets forth, as of December 31, 2019 and 2018, the number of our Retail Customers/Preferred Customers/Active Distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active retail or preferred customer as one that has placed a product order in the prior twelve months, and we define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Many individuals join Reliv as distributors to obtain our products at a discount and may not participate in the Reliv business opportunity. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.

Retail and Preferred Customers/Active Distributors/Master Affiliates and Above by Market

	As of 12/31/2019
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	3,500	1,500	17,580	22,580	2,110
Australia/New Zealand	50	210	660	920	80
Canada	90	30	470	590	60
Mexico	20	100	1,160	1,280	100
Europe	740	690	1,650	3,080	330
Asia	1,910	6,790	4,210	12,910	620

Consolidated Total	6,310	9,320	25,730	41,360	3,300

	As of 12/31/2018
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	4,190	1,470	18,340	24,000	2,340
Australia/New Zealand	50	240	720	1,010	90
Canada	100	30	530	660	80
Mexico	10	110	860	980	90
Europe	550	1,120	1,860	3,530	390
Asia	2,820	2,090	3,000	7,910	380

Consolidated Total	7,720	5,060	25,310	38,090	3,370

	Change in %
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	-16.5%	2.0%	-4.1%	-5.9%	-9.8%
Australia/New Zealand	0.0%	-12.5%	-8.3%	-8.9%	-11.1%
Canada	-10.0%	0.0%	-11.3%	-10.6%	-25.0%
Mexico	100.0%	-9.1%	34.9%	30.6%	11.1%
Europe	34.5%	-38.4%	-11.3%	-12.7%	-15.4%
Asia	-32.3%	224.9%	40.3%	63.2%	63.2%

Consolidated Total	-18.3%	84.2%	1.7%	8.6%	-2.1%

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

The following table provides key statistics related to distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	International-- Total
Sales in USD (in 000's):
Year ended 12/31/2019	$25,747	$595	$617	$577	$3,225	$4,294	$9,308
Year ended 12/31/2018	$27,673	$732	$719	$474	$3,973	$2,545	$8,443

% change in sales-2019 vs. 2018:
Change in GAAP sales in USD	-7.0%	-18.7%	-14.2%	21.7%	-18.8%	68.7%	10.3%
Due to currency fluctuation	-	-5.7%	-2.1%	-0.3%	-3.7%	2.6%	-1.6%
Sales in local currency (non-GAAP)	-7.0%	-13.0%	-12.1%	22.0%	-15.1%	66.1%	11.9%

# of new Preferred customers-2019	1,239	71	26	83	469	5,815	6,464
# of new Preferred customers-2018	1,352	97	25	112	682	1,459	2,375
% change	-8.4%	-26.8%	4.0%	-25.9%	-31.2%	298.6%	172.2%

# of new distributors-2019	2,849	52	49	707	455	2,420	3,683
# of new distributors-2018	2,344	49	81	446	576	1,583	2,735
% change	21.5%	6.1%	-39.5%	58.5%	-21.0%	52.9%	34.7%

# of new Master Affiliates-2019	448	11	7	39	67	428	552
# of new Master Affiliates-2018	330	9	14	50	86	171	330
% change	35.8%	22.2%	-50.0%	-22.0%	-22.1%	150.3%	67.3%

# of Product orders-2019	101,663	3,774	2,109	4,061	10,856	41,414	62,214
# of Product orders-2018	107,731	4,452	2,418	3,496	13,000	29,791	53,157
% change	-5.6%	-15.2%	-12.8%	16.2%	-16.5%	39.0%	17.0%

United States

●

Net sales in the United States declined by 7.0% in 2019 compared to the prior year. Direct selling net sales in the United States in 2019 declined by 4.9% as the number of product orders dropped by 5.6%. Net sales in the U.S. in 2019 no longer include contract packaging sales as these operations were divested in January 2019. Contract manufacturing sales represented $1.44 million in 2018. These sales were partially offset by leasing revenue from Nutracom of $783,000.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 14.6% and 11.6% of net sales in the United States, respectively, in 2019. Reliv Now and LunaRich X represented 15.9% and 12.4%, respectively, of net sales in the United States in the prior year.

●

In late June 2019, we introduced our RLV line of hemp-extract products. Initially, the RLV line includes three liquid tinctures and one balm. All of the RLV products are derived from organically-grown, non-GMO hemp. The RLV line represented 4.9% of net sales in United States in 2019.

●

New Master Affiliate qualifications increased by 35.8% in 2019 compared to the prior year, and Master Affiliate retention remained comparable at 71.2% in 2019 versus 71.3% in 2018. Master Affiliate retention is defined by the percentage of Master Affiliates as of end of 2018 that requalified their distributorships as Master Affiliates during 2019. New Master Affiliate qualifications improved in response to a cash bonus incentive in place beginning in Q1 2019 and an incentive trip promotion that took place in Q4 2019.

●

Distributor retention was 80.3% for the twelve-month period ended December 31, 2019 compared to 73.5% for all of 2018. Distributor retention is determined by the percentage of active distributors from 2018 that renewed their distributorships in 2019.

●

Our average order size in 2019 increased by 1.5% to $342 at suggested retail value compared to the prior year; however, the number of product orders decreased by 5.6% in 2019 compared to the prior year.

●

In March 2019, we introduced a feature in our compensation plan in the United States to pay the wholesale profit earned by distributors on a weekly basis. This feature does not alter the timing of the expense recognition of the commission earnings, but does speed up the timing of the wholesale commission payment.

●

In January 2019, we sold substantially all of the machinery, equipment, inventory, tools and other assets and materials used in our manufacturing operations to Nutracom. Nutracom is substantially owned and is controlled by former officers/employees of Reliv. Nutracom is leasing the manufacturing space in our facility for a period of seven years, with an option to renew for a five-year term. We also entered into agreements whereby Nutracom will continue to manufacture our core products on our premises for a period of seven years.

International Operations

●

The average foreign exchange rate for the U.S. dollar for 2019 was stronger against most of the currencies in which we conduct business, except for the Philippine peso, when compared to the average foreign exchange rates for the year ended December 31, 2018. In the aggregate, foreign currency fluctuations in 2019 had a negative impact of 1.6% on foreign sales reported in U.S. dollars.

●

Australia/New Zealand and Canadian net sales in 2019 decreased by 13.0% and 12.1%, respectively, in local currency compared to the prior year as the result of decreased distributor activity in the market.

●

Net sales in Mexico increased by 22.0% in local currency in 2019 compared to the prior year. Distributor activity has increased in recent quarters subsequent to retaining a sales consultant with prior experience in direct selling sales in Mexico. New distributor enrollments increased by 58.5% in 2019 compared to the prior year. Product order count increased by 16.2% in 2019 as well.

●

Net sales in Europe decreased by 15.1% in local currency in 2019 compared to the prior year. Distributor activity continues to decline both in the form of new distributor and preferred customer enrollments and number of product orders placed in the region.

●

Sales in Asia increased by 66.1% in local currency in 2019 compared to the prior year, driven primarily by sales growth in the Philippines, our largest market in the region. All measures of distributor and preferred customer activity have grown rapidly. New preferred customer and distributor enrollments increased by 299% and 53%, respectively, in 2019 compared to the prior year. The number of new Master Affiliate qualifications increased by 150% and the product order count increased by 39.0% in 2019 compared to the prior year.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2019 and 2018. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Statement of Operations data
(amounts in thousands)	2019		2018
	Amount	% of net sales	Amount	% of net sales

Net sales	$35,055	100.0%	$36,116	100.0%

Costs and expenses:
Cost of goods sold	9,557	27.3	9,710	26.9
Distributor royalties and commissions	11,259	32.1	11,749	32.6
Selling, general and administrative	14,798	42.2	16,521	45.7

Loss from operations	(559)	(1.6)	(1,864)	(5.2)
Interest income	178	0.5	93	0.3
Interest expense	(47)	(0.1)	(96)	(0.3)
Other income	17	0.1	63	0.2
Gain (loss) of sale of fixed assets	435	1.2	(1)	-

Income (loss) before income taxes	24	0.1	(1,805)	(5.0)
Provision for income taxes	468	1.4	98	0.3

Net loss	$(444)	(1.3)%	$(1,903)	(5.3)%

Loss per common share-Basic	$(0.25)		$(1.03)
Loss per common share-Diluted	$(0.25)		$(1.03)

Cost of Goods Sold:

●

The cost of goods sold as a percentage of net sales in 2019 increased by 0.4% compared to the prior-year period. The cost of goods as a percentage was negatively impacted by several factors, including promotions in the United States that reduced our freight income and the lower gross margin percentage associated with our leasing revenue which began in 2019.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for 2019 decreased by 0.5% of net sales when compared to the prior-year period. This decrease is primarily due to the inclusion of leasing revenue in current year net sales on which distributor commissions are not paid.

Selling, General and Administrative Expenses:

●	Selling, general and administrative (“SGA”) expenses declined by $1.72 million in 2019 and decreased as a percentage of net sales when compared to the prior-year period.
●

SGA expenses, including salaries and other staffing expenses, related to the manufacturing/Nutracom operations represent a net decrease of $1.19 million of the SGA decrease in 2019, compared to the prior-year period

●	Other SGA Salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $292,000 in 2019 compared to the prior-year period.
●	Sales and marketing expenses decreased by $118,000 in 2019 compared to the prior-year period. Components of the decrease, with offsets in certain increases, include:
o	$130,000 decrease in distributor conferences and meeting expenses as we held smaller regional events in the U.S. in 2019.
o	$61,000 increase in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
o	$112,000 increase in promotion and incentive trip expenses in the United States and Philippines compared to prior year.
o	$37,000 decrease in video production and other sales development expense in 2019 compared to the prior-year period.
o	$110,000 decrease in other sales and marketing expenses, including a $55,000 reduction in newsletter expenses as we discontinued most printed newsletters in 2019.
●	Other general and administrative expenses decreased by $244,000 in 2019 versus the prior-year period. Significant components of the decrease include:
o	$180,000 decrease in legal fees
o	$68,000 decrease in accounting fees

Other Income/Expense:

●	The other income in 2019 and 2018 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.
●	2019 includes $435,000 in income from the sale of our manufacturing equipment as part of the asset sale with Nutracom in Q1.

Income Taxes:

●	We reported income tax expense of $468,000 for 2019, compared to income tax expense of $98,000 in 2018.
●

Our income tax expense for 2019 was related to income taxes on our earnings in our Philippine entity, audit settlements for FY 2004 through 2006 and 2017 on our Philippine entity, and minimum U.S. state income tax expense.

●

See Note 13 of the Consolidated Financial Statements for additional detail regarding income taxes, including a reconciliation of the income tax expense/benefit to the U.S. statutory rate for each period.

Net Loss:

●

For 2019, we reported a net loss of $444,000 compared to a net loss of $1.90 million in 2018. The decrease in the net loss is primarily the result of the decrease in SGA expenses, coupled with the gain on the sale of fixed assets as part of the asset sale with Nutracom.

Liquidity and Capital Resources

In 2019, we used $943,000 of net cash in operating activities, $64,000 was provided by investing activities, and $500,000 was provided by financing activities. This compares to $1.17 million used in operating activities, $3.01 million provided by investing activities, and $3.05 million used in financing activities in 2018. Cash and cash equivalents decreased by $359,000 to $1.63 million as of December 31, 2019 compared to $1.99 million as of December 31, 2018.

Significant changes in working capital items consisted of an increase in trade/accounts receivable and deposits to related parties of $645,000, a decrease in inventory of $844,000, a decrease in prepaid expenses and other current assets of $143,000, and a decrease in accounts payable, accrued expenses, deferred revenue and non-current liabilities of $784,000 in 2019. The increase in accounts receivable and deposits is primarily the result of deposits required on production purchase orders to Nutracom, in accordance with the supply agreement executed as of January 1, 2019. The decrease in inventory is the result of the timing of the transfer of finished goods from Nutracom to us under the terms of the supply agreement, partially offset by cash payments for finished goods. The decrease in prepaid expenses and other current assets is the result of the divestiture of manufacturing operations to Nutracom, and the decrease in accounts payable and other liabilities is the result of decrease in trade payables as we no longer are responsible for stocking raw materials for production.

Investing activities during 2019 consisted of $162,000 in payments received on a distributor and other related party note receivable, offset by an investment of $99,000 for capital expenditures. Financing activities during 2019 consisted of borrowings of $500,000 on a revolving line of credit.

Stockholders’ equity decreased to $11.10 million at December 31, 2019 compared to $11.99 million at December 31, 2018. The decrease is primarily due to our net loss during 2019 of $444,000 and $540,000 in treasury stock acquired under the purchase agreement with Nutracom, offset by a favorable adjustment in foreign currency translation of $45,000. Our working capital balance was $1.88 million at December 31, 2019 compared to $4.17 million at December 31, 2018. The current ratio at December 31, 2019 was 1.47 compared to 2.07 at December 31, 2018.

In September 2018, the maximum borrowing amount on our revolving line of credit was reduced from $2.0 million to $750,000. As amended, the revolver’s maturity date remained April 29, 2019 and the revolver’s interest rate continued to be based on the 30-day LIBOR plus 2.25%. In March 2019, the revolving line of credit’s maturity date was extended to April 28, 2020, and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. As of December 31, 2019, we have borrowed $500,000 under our revolving line of credit. Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

We have experienced significant losses over the last several years and experienced a loss in 2019. Our existing cash, cash equivalents, operating revenue and borrowing facilities may not be sufficient to fund our operating expenses through the next 12 months which would require us to obtain additional financing before that time. We have taken several steps which management believes will result in an improved financial position, operating results, and cash flows. Over the last several years, we have also taken other cost cutting measures including reductions in staff, freezing or lowering salaries, limiting promotional events all in an effort to reduce operating expenses.

As detailed in Note 2 of the accompanying consolidated financial statements, in January 2019, we entered into a Purchase Agreement with Nutracom pursuant to which Nutracom purchased the assets used by us in our manufacturing operations. Assets purchased by Nutracom from us were financed by us under payment terms scheduled to provide incoming funds to us of $100,000 or more per year. We have also entered into an agreement for Nutracom to lease a significant portion of our headquarters building. Management believes that these transactions with Nutracom will be favorable to our financial position, operating results, and cash flows; however, there are risks and uncertainties which arise with these Nutracom transactions and their impact to our operations.

Should the aforementioned changes to the company’s operations not provide sufficient cash flow improvement or should we be unable to obtain sufficient additional capital or borrowings, we may have to engage in any or all of the following activities: (i) monetize our headquarters building via traditional bank lending or a sale and leaseback-type transaction; (ii) seek to monetize a note receivable from the related parties; (iii) modify our distributor promotions, incentives, and other activities; (iv) cease operations in certain geographic regions, and (v) reduce employee compensation and benefits.

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

Revenue

We recognize revenue from product sales under a five step process with our independent distributors (including customers) when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Product sales revenue (principally nutritional and dietary supplements) and commission expenses are recorded when control is transferred to the independent distributors, which occurs at the time of shipment. Generally, net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. We present distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor. At point of sale, we receive payment by credit card, personal check, or guaranteed funds for contracts from independent distributors and make related commission payments no later than the following month.

We recognize the performance obligation for membership fees-type revenue over the membership term of generally twelve months. We receive payment for membership fees at the beginning of the annual membership term and recognize membership fees revenue on a straight-line basis in correlation with the completion of our performance obligation under the membership term. Our remaining unearned membership fees obligations is reported as deferred revenue liability.

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our product returns policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commission received relating to the original purchase of the returned products. For the years ended December 31, 2019 and 2018, total returns as a percent of net sales were approximately 0.08% and 0.17%, respectively.

We record freight income as a component of net sales and record freight costs as a component of cost of goods sold. Total net sales do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting applicable sales taxes.

Other revenue consists of revenue derived from our leasing a portion of our headquarters building to Nutracom beginning January 1, 2019. The leased space encompasses manufacturing, warehouse, and certain office space. We recognize lessor rent revenue on a straight-line basis over the term of the lease. As part of this straight-line methodology, the cumulative facility rental billings may be greater or less than the financial period’s recognized revenue; such timing differences are recognized on the balance sheet as an accrued other liability or an unbilled rent revenue receivable. Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

Inventories

Inventories are valued at the lower of cost or market and are accounted for on a first-in, first-out basis. Effective January 1, 2019, finished goods inventories primarily consist of purchased products held for resale. Prior to 2019, finished goods inventories were primarily comprised of internally manufactured products consisting of the costs associated with raw material, labor and overhead. On a periodic basis, we review our inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, we record inventory write-downs when costs exceed expected net realizable value. Historically, our estimates of obsolete or unmarketable items have been materially accurate.

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

Variable Interest Entities (VIE) - Unconsolidated

Effective January 1, 2019, we have a financial interest in Nutracom. If we are the primary beneficiary of a VIE, we are required to consolidate the VIE in our consolidated financial statements. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our VIE evaluation requires significant assumptions and judgments.

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

During 2016 through 2019, we determined that it was more likely than not that U.S. federal and various state net operating losses primarily generated in these years will not be realized based on projections of future U.S. taxable income, estimated reversals of existing taxable timing differences, and other considerations. Accordingly, the 2019 and 2018 income tax provisions include the impact of recording a full deferred tax asset valuation allowance of approximately $91,000 and $186,000 against the annual losses generated from a U.S. tax perspective.

At December 31, 2019, we had deferred tax assets related to net operating loss carryforwards and other income tax credits in our foreign operations with a tax value of $3.3 million. These net operating loss carryforwards principally do not expire, depending on the country and period in which they occurred. We continue to have a full valuation allowance applied to all net operating loss carryforwards in our foreign operations.

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

Item No. 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2019, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item No. 9B - Other Information

None

PART III

Item No. 10 - Directors, Executive Officers and Corporate Governance

Board of Directors

Name	Age	Position
Robert L. Montgomery	77	Director, Chairman of the Board
Ryan A. Montgomery	46	Director, Chief Executive Officer
John M. Klimek	60	Director
Robert M. Henry	72	Director
Paul J. Adams	59	Director

Robert L. Montgomery is the Chairman of the Board of Directors and former Chief Executive Officer. Mr. Montgomery became Chairman of the Board of Directors and Chief Executive Officer on February 15, 1985 and served as the Chief Executive Officer until June 2018. Mr. Montgomery served as President of the Company from July 1985 until July 2012. Mr. Montgomery had been the principal executive officer of the Company since its founding in 1985. Prior to that time, he held positions for a number of years as an executive officer of several life insurance companies. Mr. Montgomery received a B.A. degree in Economics from the University of Missouri in Kansas City, Missouri in 1965. Mr. Montgomery is the father of Ryan A. Montgomery, the Company’s Chief Executive Officer, and R. Scott Montgomery, the President of Operations and International.

Ryan A. Montgomery was appointed Chief Executive Officer in June 2018 and has served as a member of the Board of Directors since May 2018. Previously he was President from July 2012 to June 2018, Executive Vice President, Worldwide Sales from April 2007 to July 2012 and Vice President, Sales from 2004 to 2007. Mr. Montgomery served as Corporate Counsel from September 1999 to October 2004. Mr. Montgomery received his B.A. degree in Economics from Vanderbilt University and graduated from Saint Louis University Law School.

John M. Klimek has been a member of the Board of Directors since May 2010. Mr. Klimek has been a practicing attorney in Illinois since 1984 specializing in corporate and securities law.  From August 2004 to July 2018, Mr. Klimek was employed by HFR Asset Management, LLC, Chicago, Illinois, a hedge fund management company, most recently as President.    He holds a B.S. in Accountancy from the University of Illinois and Juris Doctor Degree from the University of Illinois School of Law.  Mr. Klimek serves as the Chairman of the Compensation Committee and is a member of the Audit and Nominating Committees.  He is also a director of CTI Industries Corporation (NASDAQ – CTIB).

Robert M. Henry has been a member of the Board of Directors of the Company since November 2013. He was previously a member of the Board of Directors of the Company from May 2004 through May 2011. Mr. Henry is currently a private investor and business consultant. From January 2011 until May 2013, Mr. Henry served as Chief Executive Officer and Chairman of the Board for Immunotec, Inc., a public Canadian direct selling company that sells nutritional supplements (TSX Venture Exchange – IMM). From December 2004 to 2008, Mr. Henry served as Chairman and Chief Executive Officer of Arbonne International, Inc., a personal care products company. Mr. Henry received a B.S. degree in Accounting from Hunter College in New York and a J.D. from Brooklyn Law School. Mr. Henry serves as Chairman of the Audit Committee and a member of the Compensation and Nominating Committees.

Paul J. Adams has been a member of the Board of Directors of the Company since May 2019. He is the President/CEO of the Adams Resource Group, a company he formed in 2017 that consults to direct selling companies in their marketing/communications and management strategies. Mr. Adams has been actively involved in the direct selling channel for over 32 years, serving as the head of marketing, sales and general management for one of the largest supplier/partners in the industry, SUCCESS Partners/VideoPlus, prior to forming Adams Resource Group. Mr. Adams attended the University of Texas at Arlington.

Executive Officers

Name	Age	Position
Ryan A. Montgomery	46	Chief Executive Officer and Director
R. Scott Montgomery	50	President of Operations and International
Thomas W. Pinnock	69	President of Sales and Marketing
Stephen M. Merrick	78	Secretary and General Counsel
Steven D. Albright	58	Sr. Vice President and Chief Financial Officer
Debra P. Bernardoni	48	Sr. Vice President and Chief Operating Officer
Kurt C. Wulff	55	Sr. Vice President of Marketing

R. Scott Montgomery was appointed President of Operations and International in July 2018. Mr. Montgomery joined the Company in 1993 and previously served as President of Reliv Asia Pacific from July 2012 to July 2018, Executive Vice President and Chief Operating Officer from April 2007 to July 2012, Senior Vice President – Worldwide Operations from 2004 to 2007 and Vice President of International Operations from 2001 to 2004. Mr. Montgomery graduated from Southwest Missouri State University with a B.S. degree in Finance and Investments.

Thomas W. Pinnock was named President of Sales and Marketing in July 2018. Previously, Mr. Pinnock served as Executive Vice President, Chief of Sales from December 2016 to July 2018. Mr. Pinnock has been an independent distributor of the Company since January 1990 and has served previously as Senior Vice President - U.S. Sales from May 1992 to June 1994. Mr. Pinnock is a former Army officer, journalist, and published author. Mr. Pinnock holds a B.A. degree from Valencia College, Orlando, Florida and studied journalism at the University of Florida and the Defense Department School of Journalism.

Stephen M. Merrick has been Secretary and General Counsel since July 1989 and served as a member of the Board of Directors from 1989 to May 2013 and from May 2014 to May 2016. Mr. Merrick has been engaged in the practice of law for more than 45 years and has represented the Company since the Company’s founding. Mr. Merrick received a Juris Doctor degree from Northwestern University School of Law in 1966. He is also an officer and director of CTI Industries Corporation (NASDAQ – CTIB).

Steven D. Albright has been Senior Vice President and Chief Financial Officer since March 2005. Mr. Albright was the Vice President, Finance/Controller from 2002 to 2005 and was the Controller since 1992. Prior to his employment with the Company, Mr. Albright was employed from 1987 to 1992 as Assistant Controller for Kangaroos USA, Inc., an athletic shoe importer and distributor. For the period from 1983 to 1987, he was employed by the public accounting firm of Ernst & Young LLP. Mr. Albright received a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign and is a CPA.

Debra P. Bernardoni was appointed as Senior Vice President and Chief Operating Officer in July 2018. Previously, Ms. Hellweg served as Vice President, Operations June 2008 to July 2018.   She has been employed by the Company since 2004 and served as Director of Internal Audit from 2004 to 2008.   Prior to her employment with the Company, Ms. Bernardoni was a Manager with Deloitte & Touche LLP and Vice President & Auditor of Southwest Bank of St. Louis.  Ms. Bernardoni has a B.S.B.A. degree in Accounting from the University of Missouri and an MBA from Webster University and is a CIA.

Kurt C. Wulff was appointed Vice President of Marketing in 2005 and Senior Vice President of Marketing in 2019. He has been employed by the Company in marketing positions since 1999. Previously, Mr. Wulff had over 10 years of sales and marketing experience in a variety of industries. He graduated from the University of Missouri-Columbia with a Bachelor of Journalism degree.

CORPORATE GOVERNANCE AND

THE BOARD OF DIRECTORS

General

The business and affairs of the Company are managed under the direction of the Board of Directors in accordance with the General Corporation Law of the State of Delaware and the Company’s Second Amended and Restated Certificate of Incorporation and Bylaws, as amended. Members of the Board are kept informed of the Company’s business through discussions with the Chairman and Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.

For the period from May 2013 to May 2014, the Board had five members. From May 2014 to May 2016 the Board had seven members, and in May 2016 the Board reverted back to five members. The Board met four times during 2019. During 2019, no director attended less than 75% of the combined Board of Directors and Committee meetings. The Board has determined that Messrs. Henry, Klimek, and Adams are independent based on the application of the rules and standards of the Nasdaq Stock Market.

Board Leadership Structure

Our Board of Directors has appointed the Company’s former Chief Executive Officer, Robert L. Montgomery, to continue to serve as Chairman of the Board. In his role as Chairman of the Board, he presides over the meetings of the Board of Directors and communicates the decisions and directives of the Board to management.

Our Board of Directors recognizes that depending on the circumstances, other leadership models might be appropriate. Accordingly, the Board of Directors periodically evaluates its leadership structure.

The Board of Directors has not appointed a lead independent director at this time. The Board has evaluated whether appointing a lead independent director facilitates the ability of the Company’s independent directors to carry out their duties. The independent directors of the Board attend at least one executive session, and may call such further sessions as they deem necessary, at which only independent directors are present and at which the independent directors are free to discuss any aspect of the Company’s business and risk management without the influence of interested directors or management. In addition, all members of the Company’s Audit, Nominating and Compensation Committees have been determined by the Board of Directors to be independent based on the application of the rules and standards of the NASDAQ Stock Market.

Board Role in Risk Oversight

The Board of Directors plays an active role, as a whole and at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Audit Committee oversees management of financial risks through regular meetings with the Company’s independent registered public accounting firm and the Company’s Chief Financial Officer and Manager of Internal Audit. The Company’s Compensation Committee evaluates and addresses risks relating to executive compensation, our incentive compensation plans and other compensatory arrangements. The Nominating Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of those risks, the entire Board of Directors is regularly informed through committee reports and management presentations to the full Board about these and other operational risks.

Committees of the Board of Directors

The Board of Directors has standing Audit, Nominating, and Compensation Committees.

Audit Committee

Since 2000, the Company has had a standing Audit Committee, which is presently composed of Messrs. Henry (Chairman), Klimek, and Adams. Mr. Henry has been designated and is the Company’s “Audit Committee Financial Expert” pursuant to Item 401 of Regulation S-K of the Securities Exchange Act of 1934. The Audit Committee held six meetings during fiscal year 2019, including quarterly meetings with management, the Manager of Internal Audit and the independent registered public accounting firm to discuss the Company’s financial statements and control systems. Mr. Henry and each appointed member of the Committee satisfies the definition of “independent” as that term is defined in the rules governing companies whose stock is traded on the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter has been posted and can be viewed on the Company’s Internet website at www.reliv.com under the section entitled “Investor Relations.” In addition, the Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to the Audit Committee of concerns regarding, among other things, questionable accounting or auditing matters.

Report of the Audit Committee

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report with management and the Company’s independent registered public accounting firm, Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, the clarity of disclosures in the financial statements and internal controls.

The Audit Committee reviewed with the independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s application of accounting principles and such other matters as are required to be discussed with the Audit Committee in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (“PCAOB”) including but not limited to those matters required to be discussed by PCAOB Auditing Standard No. 16. In addition, the Audit Committee has discussed with the independent registered public accounting firm their independence from management and the Company including the matters in the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding its communications with the Audit Committee concerning independence.

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit of the Company’s financial statements. The Audit Committee meets with the internal auditor and independent registered public accounting firm, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended, subject to stockholder approval, the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm.

Robert M. Henry, Audit Committee Chair

John M. Klimek, Member

Paul J. Adams, Member

Nominating Committee

The Nominating and Governance Committee consists of two directors, Messrs. Klimek (Chairman) and Henry. The Nominating Committee does not have a charter. The Board of Directors has determined that each of the members of the Nominating Committee is independent as defined in the listing standards for the Nasdaq Stock Market.

The Nominating Committee has not adopted a formal policy with regard to consideration of director candidates recommended by security holders. The Company believes that the continuing service of qualified incumbent members of the Board of Directors promotes stability and continuity at the Board level, contributes to the Board’s ability to work as a collective body and provides the benefit of familiarity and insight into the Company’s affairs. Accordingly, the process of the Nominating Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the criteria for membership on the Board. For vacancies which are anticipated on the Board of Directors, the Nominating Committee intends to seek out and evaluates potential candidates from a variety of sources that may include recommendations by security holders, members of management and the Board of Directors, consultants and others. The minimum qualifications for potential candidates for the Board of Directors include demonstrated business experience, decision-making abilities, personal integrity and a good reputation. While diversity is not a leading factor in the Nominating Committee’s evaluation of potential candidates and there is no formal policy for considering diversity when nominating a potential director, it is a consideration that is evaluated along with other qualifications of potential candidates. In light of the foregoing, it is believed that a formal policy and procedure with regard to consideration of director candidates recommended by security holders is not necessary in order for the Nominating Committee to perform its duties.

Compensation Committee

The Compensation Committee consists of three directors: Messrs. Klimek (Chairman), Henry, and Adams. The Board has determined that each of the members of the Compensation Committee is independent as defined in the listing standards for the Nasdaq Stock Market. The Compensation Committee reviews and acts on the Company’s executive compensation and employee benefit and retirement plans, including their establishment, modification and administration. It also determines the compensation of the Chief Executive Officer and certain other executive officers, including incentive compensation programs and stock options. The Compensation Committee has a charter which has been posted and can be viewed on the Company’s Internet website at www.reliv.com under the section entitled “Investor Relations.” The Compensation Committee met two times in 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the Nasdaq Stock Market. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5’s were required, the Company believes that, for calendar year 2019, all of the officers, directors and ten percent beneficial owners of the Company complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a code of ethics that applies to senior executive and financial officers. The Company’s Code of Ethics seeks to promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (2) full, fair, accurate, timely and understandable disclosure of information to the Commission, (3) compliance with applicable governmental laws, rules and regulations, (4) prompt internal reporting of violations of the Code of Ethics to predesignated persons, and (5) accountability for adherence to the Code of Ethics. A copy of the Company’s Code of Ethics has been posted to and can be viewed on the Company’s Internet website at http://www.reliv.com under the section entitled “Investor Relations.”

Item No. 11 - Executive Compensation

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934 and has elected to comply with certain of the requirements applicable to smaller reporting companies in connection with this proxy statement.

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation for the fiscal years ended December 31, 2019 and 2018, respectively, of the Company’s Principal Executive Officer and each of the two other most highly compensated executive officers. These individuals, including the Chief Executive Officer, are collectively referred to in this proxy statement as the Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3, 4, 5, 6, 7)	Total

Robert L. Montgomery	2019	$490,000	$-	$-	$-	$48,268	$538,268
Chairman and former Chief	2018	$559,516	$-	$-	$-	$43,745	$603,261
Executive Officer

Ryan A. Montgomery	2019	$211,366	$-	$-	$-	$7,528	$218,894
Chief Executive Officer	2018	$180,690	$-	$-	$-	$16,600	$197,290

Thomas W. Pinnock	2019	$144,000	$-	$-	$-	$198,380	$342,380
President of Sales and	2018	$144,000	$-	$-	$-	$192,749	$336,749
Marketing

(1)	No option grants were made to any of the Named Executive Officers in 2019.
(2)	Amounts determined solely under the Company’s Incentive Compensation Plan. No amounts were earned under this plan in 2019.
(3)	Amounts for Thomas W. Pinnock for 2019 represent earnings from his Reliv distributorship.
(4)	Amounts for 2019 include matching 401(k) contributions as follows: Robert L. Montgomery, $2,450; and Ryan A. Montgomery, $959.
(5)	No Company contributions were made to the Employee Stock Ownership Plan in 2019.
(6)

Amounts for 2019 include life insurance allowance paid for Robert L. Montgomery of $39,000 and Ryan A. Montgomery of $2,000. A travel allowance of $4,569 for 2019 is also included for Ryan A. Montgomery.

(7)	Amounts for 2019 include value of automobile provided for Robert L. Montgomery of $6,818.

Narrative Disclosure for Summary Compensation Table

Employment Agreements with Our Named Executive Officers

In June 2007, the Company entered into an Employment Agreement with Robert L. Montgomery replacing a prior agreement. The agreement, as amended, is for a term of employment commencing on January 1, 2007 and expiring on December 31, 2009 with a provision for automatic one-year renewal terms, and provides for Mr. Montgomery to receive base annual compensation during the term of not less than $600,000. Mr. Montgomery is also to participate in the Company’s annual incentive compensation and the Company’s long-term equity incentive compensation plans and such other compensation plans as the Company may from time to time have for executives. In the event of Mr. Montgomery’s death during the term of the agreement, payments equal to the total compensation that would have been paid for a period of six months to Mr. Montgomery under the agreement, but for his death, will be made to his heirs. The agreement also allows Mr. Montgomery the option to reduce his level of service to the Company by approximately one-half with a corresponding decrease in base annual compensation and a reduction of 25% of his incentive compensation, after a requisite waiting period. Mr. Montgomery also has the option to terminate his active service and continue in a consulting capacity. The term of the consulting period will be 15 years and Mr. Montgomery will receive approximately 30% of his prior average annual cash compensation over the five years immediately preceding the earlier of (1) his election to terminate his employment and continue to serve the Company as a consultant or (2) his election to continue his employment at a reduced rate of service and compensation. The agreement includes the obligation of Mr. Montgomery to maintain the confidentiality of the Company’s confidential information and contains a covenant of Mr. Montgomery not to compete with the Company. In addition, for a period of at least 20 years following the termination of the agreement, the Company has the right to continue its use of Mr. Montgomery’s name and likeness in consideration of a $10,000 annual fee paid to Mr. Montgomery or his heirs.

In January 2008, the Company entered into an Employment Agreement with Ryan A. Montgomery. The agreement is for a term of employment commencing on January 1, 2008 and expiring on December 31, 2008 with a provision for automatic one-year renewal terms, and provides for Mr. Montgomery to receive base annual compensation during the term of not less than $170,000. Mr. Montgomery is also to participate in the Company’s annual incentive compensation and the Company’s long-term equity incentive compensation plans and such other compensation plans as the Company may from time to time have for executives. In the event of termination of this agreement and employment by the Company pursuant to the agreement, the Company shall be obligated to pay Mr. Montgomery an amount of severance equal to six months’ salary, payable by the Company over a 12-month period to commence on the date of termination.

Information Relating to Cash Incentives and Stock and Option Awards

Effective January 1, 2007, the Board of Directors, on the recommendation of the Compensation Committee, adopted an Incentive Compensation Plan providing for annual incentive compensation to be paid to executive and managerial employees of the Company. Under the Plan, designated Named Executive Officers and a number of other executive officers and managers receive incentive compensation payments, determined on a quarterly and annual basis, which are based upon the income from operations of the Company for the period if the profits exceed a threshold amount of quarterly income from operations in the amount of $500,000. The benefits under the Plan are divided into two Pools of compensation. Pool I (representing the largest pool of incentive compensation) covers senior executive officers who participate in the pool of incentive compensation based upon a percentage allocation made by the Compensation Committee each year. Pool II covers managers who are selected to participate in proportions determined by senior management. The Compensation Committee believes such incentive compensation motivates participants to achieve strong profitability which is viewed as the most significant element of corporate performance, provides rewards for strong corporate performance and aligns the incentive with the interests of the stockholders. Incentive compensation participation levels are generally determined during the first quarter of each fiscal year.

With respect to Pool I participants, the Compensation Committee, in consultation with management and the Chief Executive Officer, determines the participants and their relative level of participation during the first quarter of the year for a recommendation to the Board of Directors for formal approval. In determining participation and the level of participation each year, management and the Compensation Committee consider the executive’s responsibilities and individual performance during the prior year. For the fiscal year ended December 31, 2019, no amounts were earned under the Incentive Compensation Plan.

Long-Term Equity Incentives

At the Company’s Annual Meeting of Stockholders held in May 2017, the Company’s 2017 Incentive Stock Plan was approved by the stockholders. The Plan provides for the issuance of stock options or incentive stock grants of up to 200,000 shares of common stock of the Company. No option awards have been made from this Incentive Stock Plan as of December 31, 2019.

Stock option grants are determined from time to time by the Compensation Committee in consultation with management. The actual grant for each executive is determined taking into consideration (i) individual performance, (ii) corporate performance and (iii) prior grants to, or stock ownership of the Company by, the executive. Generally, stock options are granted with an exercise price equal to or greater than the closing price of the Company’s common stock on the NASDAQ Capital Market on the date of the grant.

In 2019, no grants of stock options were made to any Named Executive Officer.

We view participation by our executives in our Employee Stock Ownership Plan (the “ESOP”) as a component of long-term compensation. Shares purchased by the ESOP, or contributed to the ESOP, are allocated among participants based upon relative eligible compensation levels and subject to the vesting requirements of the ESOP.

Retirement Benefits

The Company maintains a 401(k) employee savings plan (the “401(k) Plan”) in which all salaried employees that have met the plan’s service requirements are eligible to participate. The Company also maintains the ESOP, which was adopted by the Company on September 1, 2006. Both plans are tax qualified retirement plans.

Under the 401(k) Plan, employees may contribute up to 15% of their eligible compensation to the 401(k) Plan and the Company will contribute a matching amount to the 401(k) Plan each year. The federal statutory limit for eligible compensation in 2019 was $280,000. Participating employees may direct the investment of individual and company contributions into one or more of the investment options offered by the 401(k) Plan, provided that, for new contributions, employees may not invest more than 15% in common stock of the Company. During 2019, the Company made matching contributions of 10% on employee contributions to the 401(k) Plan, subject to statutory limits and top-heavy plan rules. The Company’s contributions to the 401(k) Plan totaled approximately $24,000 in 2019, which is subject to the vesting requirements of the 401(k) Plan.

Under the ESOP, all employees of the Company are eligible to participate in the ESOP and interests in the ESOP are allocated to participants based on relative eligible compensation. All contributions to the ESOP are made by the Company in the form of cash or stock and are discretionary. The maximum amount of contribution which the Company can make is 25% of the annual eligible compensation of employees after taking into account contributions to the 401(k) Plan. Shares of stock purchased by, or contributed to the ESOP, are allocated to participants based on qualified compensation and subject to the vesting requirements of the ESOP. During 2019, the Company elected not to make a contribution to the ESOP.

Other Benefits

The Company provides certain general employee benefits and health insurance plans of the type commonly offered by other employers. These benefits form part of our compensation philosophy because the Company believes they are necessary in order to attract, motivate and retain talented executives.

Outstanding Equity Awards

As of March 23, 2020, the Company has no outstanding equity awards to any of the Named Executive Officers.

Payments upon Termination or Change of Control

The Company has no agreements with Named Executives or other executives of the Company under which payments are to be made in the event of change of control of the Company.

Under the Employment Agreement between the Company and Robert L. Montgomery, Mr. Montgomery has the right, to reduce his level of service to the Company by approximately one-half with a corresponding decrease in position and base annual compensation and a 25% decrease in incentive compensation. Mr. Montgomery also has the option to terminate his active service and continue in a consulting capacity. The term of the consulting period will be 15 years and Mr. Montgomery will receive approximately 30% of his prior average annual compensation over the previous five years or last five years of his full-time employment as a consulting fee. In the event of Mr. Montgomery’s death during the term of the agreement, payments equal to his total compensation under the agreement will be made to his heirs for a period of six months. In addition, for a period of 20 years following termination of the agreement, the Company has the right to continue its use of Mr. Montgomery’s name and likeness in consideration of a $10,000 annual fee payable to Mr. Montgomery or his heirs.

Under the Employment Agreement between the Company and Ryan A. Montgomery, Mr. Montgomery has the right to receive an amount of severance equal to six months’ salary, payable by the Company over a 12-month period to commence on the date of termination.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)	All Other Compensation ($)	Total ($)

John M. Klimek	$50,500	$-	$117,000	$167,500
Robert M. Henry	43,500	-	6,000	49,500
Paul J. Adams	25,000	-	-	25,000

(1)	No stock option grants were awarded to these directors in 2019.

Narrative Description of Director Compensation

Members of the Board of Directors who are not employees receive a monthly fee of $2,000 and $1,500 per attendance at meetings in person of the Board of Directors or any committees of the Board of Directors, and $1,000 per attendance at meetings via conference call, up to a maximum of $3,000 per day. In 2018, Mr. Henry and Mr. Klimek were appointed as members of a special committee of the Board of Directors to evaluate the sale of substantially all of the machinery, equipment, inventory, tools and other assets and materials used in the Company’s manufacturing operations to Nutracom. (See “Part I - Item 2 – Properties”) The sale was completed on January 1, 2019. Amounts identified under “All Other Compensation” in the table above include amounts paid to Mr. Henry and Mr. Klimek for serving on the special committee as well as other amounts paid to Mr. Klimek for his work on other special projects for the Board of Directors.

Item No. 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SHARES BY MANAGEMENT AND

SIGNIFICANT STOCKHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s common stock by each director and nominee for director, named executive officers, all of the Company’s directors and officers as a group, and the beneficial owners known to the Company to hold more than five percent of the Company’s outstanding common stock as of March 23, 2020.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 23, 2020. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Percentage of class is based on 1,746,449 shares of common stock outstanding as of March 23, 2020.

Name of beneficial owner(1)	Amount of shares beneficially owned	Percentage of Shares Beneficially Owned

Directors and Named Executive Officers:

Robert L. Montgomery(2)	313,559	17.95%
Ryan A. Montgomery	112,033	6.41%
John M. Klimek	---	*
Robert M. Henry	143	*
Paul J. Adams	---	*
Thomas W. Pinnock	5,000	*
R. Scott Montgomery	126,450	7. 24%

All Directors, nominees and officers as a group (7 persons)	557,185	31. 90%

Other 5% or greater shareholders:

Renaissance Technologies LLC (3)	106,880	6.12%
800 Third Avenue
New York, NY 10022

* less than one percent

(1)

Unless otherwise indicated below, the person named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address for each person is c/o Reliv’ International, Inc., 136 Chesterfield Industrial Boulevard, Chesterfield, Missouri 63005.

(2)

Includes 5,932 shares held through the Montgomery Family Limited Partnership, and 69,129 shares held through Montgomery Enterprises, Ltd., for which Mr. Robert L. Montgomery has voting and investment power.

(3)	Information obtained from the Schedule 13G filed with the SEC by Renaissance Technologies LLC on February 13, 2020.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the common stock of the Company authorized for issuance under the Company’s equity compensation plans as of March 23, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	200,000(1)

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	200,000

(1)	Represents 200,000 shares available for issuance under the Company’s 2017 Incentive Stock Plan.

Item No. 13 - Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Robert L. Montgomery, Chairman of the Board, is the father of Ryan A. Montgomery and R. Scott Montgomery. Ryan A. Montgomery is the current Chief Executive Officer and his compensation is listed in the Summary Compensation Table. R. Scott Montgomery is the President of Operations and International and as a result of serving in such capacity, the Company paid him cash compensation of $221,384 in 2019 and $207,200 in 2018.

Item No. 14 - Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the amount of fees billed by Ernst & Young LLP for services rendered for the years ended December 31, 2019 and 2018:

	2019	2018

Audit Fees (1)	$297,000	$325,000
Audit-Related Fees (2)	40,000	---
Tax Fees (3)	113,000	108,000
Total Fees	$450,000	$433,000

(1)	Includes the annual consolidated financial statement audit, limited quarterly reviews, reviews of registration statements and comfort letters, and statutory audits required internationally.
(2)	Includes fees for services rendered in connection with accounting and reporting consultations.
(3)	Primarily represents the preparation of tax returns and other tax compliance and consulting services.

All audit, tax, and other services to be performed by Ernst & Young LLP for the Company must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the chairman of the Audit Committee, in which case the chairman communicates such pre-approvals to the full committee at its next meeting. During 2019, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

The Audit Committee reviews all relationships with Ernst & Young LLP, including the provision of non-audit services, which may relate to the independent registered public accounting firm’s independence. The Audit Committee considered the effect of Ernst & Young LLP’s non-audit services in assessing the independence of the independent registered public accounting firm and concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

Item No. 16 – Form 10-K Summary

None

Exhibit Index

Exhibit Number	Document

2.1	Purchase Agreement with Nutracom, LLC dated January 1, 2019 (incorporated by reference to Exhibit 2.1 to the Form 10-K of the Registrant for the year ended December 31, 2018).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of Schedule 14A of the Registrant filed on April 17, 2003).

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

10.2*	Robert L. Montgomery Employment Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed June 25, 2007).

10.3*	Reliv International, Inc. Employee Stock Ownership Plan and Trust dated August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed August 30, 2006).

10.4*	2014 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 Registration Statement the Registrant filed November 19, 2014).

10.5*	Reliv International, Inc. Incentive Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 31, 2007).

10.6*	R. Scott Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed January 4, 2008).

10.7*	Ryan A. Montgomery Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed January 4, 2008).

10.8*	Steven D. Albright Employment Agreement dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed January 4, 2008).

10.9

Loan Sale Agreement between 2010-1 RADC/CADC Venture, LLC and Reliv International, Inc. dated March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant for the quarter ended March 31, 2012).

10.10	Technology License Agreement by and between SL Technology, Inc. and Soy Labs, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed July 25, 2013).

10.11

Agreement by and among Reliv International, Inc., SL Technology, Inc., Soy Labs, LLC and 1Soy, Inc. dated July 23, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed July 25, 2013).

10.12

Letter agreement between SL Technology, Inc. and Soy Labs, LLC dated September 2, 2016 (incorporated by reference to Exhibit 10.18 to the Form 10-K of the Registrant for the year ended December 31, 2016)

10.13

Promissory Note (revolving credit facility) dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 13, 2015).

10.14

Business Loan Agreement dated September 30, 2015 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed November 13, 2015).

10.15

Deed of Trust dated September 30, 2015 between Reliv International, Inc. as Grantor and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Registrant filed November 13, 2015).

10.16

First Amendment to Loan Agreement dated September 30, 2016 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed November 14, 2016).

10.17

Change in Terms Agreement (revolving credit facility) dated September 30, 2016 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 14, 2016).

10.18

Second Amendment to Loan Agreement dated April 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed May 15, 2018).

10.19

Change in Terms Agreement (revolving credit facility) dated April 30, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed May 15, 2018).

10.20

Third Amendment to Loan Agreement dated September 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed November 14, 2018).

10.21

Change in Terms Agreement (revolving credit facility) dated September 11, 2018 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed November 14, 2018).

10.22	Lease between Registrant (lessor) and Nutracom, LLC (lessee) dated January 1, 2019 (incorporated by reference to Exhibit 10.26 to the Form 10-K of the Registrant for the year ended December 31, 2018).

10.23	Secured Term Note issued by Nutracom, LLC to Registrant dated January 1, 2019 (incorporated by reference to Exhibit 10.27 to the Form 10-K of the Registrant for the year ended December 31, 2018).

10.24	Unsecured Term Note issued by Nutracom, LLC to Registrant dated January 1, 2019 (incorporated by reference to Exhibit 10.28 to the Form 10-K of the Registrant for the year ended December 31, 2018).

10.25

Fourth Amendment to Loan Agreement dated March 25, 2019 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.29 to the Form 10-K of the Registrant for the year ended December 31, 2018)

10.26

Change in Terms Agreement (revolving credit facility) dated March 25, 2019 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.30 to the Form 10-K of the Registrant for the year ended December 31, 2018).

10.27

Agreement dated June 1, 2019 with Nutracom, LLC to modify Purchase Agreement and Secured Promissory Note dated January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed August 14, 2019).

11	Statement re: computation of per share earnings (incorporated by reference to Note 11 of the Consolidated Financial Statements contained in Part IV).

21	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Loss and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Indicates management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date: March 27, 2020

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Montgomery
Robert L. Montgomery, Chairman of the Board of Directors

Date: March 27, 2020

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: March 27, 2020

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer, Director

Date: March 27, 2020

By:	/s/ Robert M. Henry
Robert M. Henry, Director

Date: March 27, 2020

By:	/s/ John M. Klimek
John M. Klimek, Director

Date: March 27, 2020

By:	/s/ Paul J. Adams
Paul J. Adams, Director

Date: March 27, 2020

Reliv’ International, Inc.

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Reliv’ International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reliv’ International, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of net loss and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

St. Louis, Missouri

March 27, 2020

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,630,779	$1,989,974
Accounts receivable, less allowances of $5,000 in 2019 and 2018	107,369	400,759
Notes & accounts receivables and deposits - related parties	1,099,228	151,222
Inventories:
Finished goods	2,275,306	2,460,563
Raw materials	305,571	372,865
Sales aids and promotional materials	120,811	121,519
Total inventories	2,701,688	2,954,947

Refundable income taxes	22,406	22,712
Assets held for sale	-	2,124,939
Prepaid expenses and other current assets	304,048	441,453
Total current assets	5,865,518	8,086,006

Other assets	-	338,974
Notes and accounts receivables - related parties	2,418,921	1,282,072
Operating lease right-to-use assets	354,440	-
Intangible assets, net	1,722,277	1,948,263
Equity investment	505,000	-

Property, plant, and equipment	14,527,400	14,420,559
Less accumulated depreciation	10,086,560	9,722,009
Property, plant, and equipment, net	4,440,840	4,698,550

Total assets	$15,306,996	$16,353,865

Reliv’ International, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2019	2018

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,131,209	$3,880,086
Income taxes payable	121,177	35,304
Operating lease liabilities	236,771	-
Revolving line of credit	500,000	-
Total current liabilities	3,989,157	3,915,390

Noncurrent liabilities:
Operating lease liabilities	103,580	-
Other noncurrent liabilities	112,616	445,611
Total noncurrent liabilities	216,196	445,611

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 500,000 shares authorized; -0- shares issued and outstanding in 2019 and 2018	-	-
Common stock, par value $0.001 per share; 5,000,000 shares authorized, 2,110,013 shares issued and 1,746,449 shares outstanding in 2019; 2,110,013 shares issued and 1,845,160 shares outstanding in 2018	2,110	2,110
Additional paid-in capital	30,643,771	30,622,547
Accumulated deficit	(12,755,495)	(12,311,138)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(937,320)	(982,095)
Treasury stock	(5,851,423)	(5,338,560)
Total stockholders’ equity	11,101,643	11,992,864

Total liabilities and stockholders’ equity	$15,306,996	$16,353,865

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Net Loss

and Comprehensive Loss

	Year ended December 31
	2019	2018

Product sales	$32,298,533	$33,918,169
Freight income	1,973,320	2,197,572
Other revenue	783,462	-
Net sales	35,055,315	36,115,741

Costs and expenses:
Cost of goods sold	9,557,116	9,709,743
Distributor royalties and commissions	11,259,071	11,749,604
Selling, general, and administrative	14,798,586	16,520,885
Loss from operations	(559,458)	(1,864,491)

Other income (expense):
Interest income	177,810	93,054
Interest expense	(47,180)	(95,556)
Other income	17,922	62,347
Gain (loss) on sale of fixed assets	434,549	(695)
Income (loss) before income taxes	23,643	(1,805,341)
Provision for income taxes	468,000	98,000

Net loss available to common shareholders	$(444,357)	$(1,903,341)

Other comprehensive income (loss):
Foreign currency translation adjustment	44,775	(124,441)

Comprehensive loss	$(399,582)	$(2,027,782)

Loss per common share - Basic	$(0.25)	$(1.03)
Weighted average shares	1,746,000	1,845,000

Loss per common share - Diluted	$(0.25)	$(1.03)
Weighted average shares	1,746,000	1,845,000

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2017	2,110,013	$2,110	$30,598,920	$(10,040,229)	$(857,654)	264,853	$(5,338,560)	$14,364,587
Net loss	-	-	-	(1,903,341)	-	-	-	(1,903,341)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(124,441)	-	-	(124,441)
Total comprehensive loss								(2,027,782)
Adoption of Accounting Standards Update 2014-09	-	-	-	(367,568)	-	-	-	(367,568)
Stock-based compensation	-	-	23,627	-	-	-	-	23,627
Balance at December 31, 2018	2,110,013	2,110	30,622,547	(12,311,138)	(982,095)	264,853	(5,338,560)	11,992,864
Net loss	-	-	-	(444,357)	-	-	-	(444,357)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	44,775	-	-	44,775
Total comprehensive loss								(399,582)
Treasury stock acquired	-	-	-	-	-	99,200	(540,144)	(540,144)
Other	-	-	-	-	-	(489)	27,281	27,281
Stock-based compensation	-	-	21,224	-	-	-	-	21,224
Balance at December 31, 2019	2,110,013	$2,110	$30,643,771	$(12,755,495)	$(937,320)	363,564	$(5,851,423)	$11,101,643

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2019	2018
Operating activities
Net loss	$(444,357)	$(1,903,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583,824	810,442
Stock-based compensation	21,224	23,627
Non-cash life insurance policy reduction (accretion)	-	20,329
Non-cash other revenue	(345,732)	-
Non-cash miscellaneous loss	24,618	-
(Gain) loss on sale of property, plant and equipment	(434,549)	695
Foreign currency transaction (gain)/loss	11,450	(32,577)
(Increase) decrease in trade, accounts & notes receivable, and deposits - related parties	(644,823)	(377,466)
(Increase) decrease in inventories	843,881	(26,036)
(Increase) decrease in refundable income taxes	306	(3,840)
(Increase) decrease in prepaid expenses and other current assets	142,614	(75,941)
Increase (decrease) in income taxes payable	82,833	30,909
Increase (decrease) in accounts payable & accrued expenses, deferred revenue, and non-current liabilities	(783,880)	363,275
Net cash used in operating activities	(942,591)	(1,169,924)

Investing activities
Proceeds from sale of property, plant, and equipment	-	8,522
Purchase of property, plant, and equipment	(98,773)	(181,343)
Proceeds from redemption of life insurance policy	-	3,066,193
Payments received on notes receivables - related parties	162,457	115,892
Net cash provided by investing activities	63,684	3,009,264

Financing activities
Proceeds from revolving line of credit borrowings	500,000	-
Principal payments on long-term borrowings	-	(3,045,421)
Net cash provided by (used in) financing activities	500,000	(3,045,421)
Effect of exchange rate changes on cash and cash equivalents	19,712	(76,733)
Increase (decrease) in cash and cash equivalents	(359,195)	(1,282,814)
Cash and cash equivalents at beginning of year	1,989,974	3,272,788
Cash and cash equivalents at end of year	$1,630,779	$1,989,974

Reliv’ International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2019	2018

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$47,700	$99,000

Income taxes paid	$355,000	$66,600

Non-cash investing & financing transactions (Note 3):

See accompanying notes.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

1. Nature of Business and Significant Accounting Policies

Nature of Business

Reliv’ International, Inc. (the Company) produces a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management, and sports nutrition. These products are sold by subsidiaries of the Company to a sales force of independent distributors of the Company that sell products directly to consumers. The Company and its subsidiaries sell products to distributors throughout the United States and in Australia, Austria, Canada, France, Germany, Ireland, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, and the United Kingdom.

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

Reclassifications

Certain previously reported 2018 amounts have been reclassified to conform to the current year presentation.

Cash Equivalents

Our policy is to consider the following as cash and cash equivalents: demand deposits and short-term investments with a maturity of three months or less when purchased.

Property, Plant, and Equipment

Property, plant, and equipment are stated on the cost basis. Depreciation is computed using the straight-line or an accelerated method over the useful life of the related assets. Generally, computer equipment and software are depreciated over 3 to 5 years, office and other equipment over 7 years, and real property over 39 years.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Inventories

Inventories are valued at the lower of cost or market and are accounted for on a first-in, first-out basis. Effective January 1, 2019, finished goods inventories primarily consist of purchased products held for resale. Prior to 2019, finished goods inventories were primarily comprised of internally manufactured products consisting of the costs associated with raw materials, labor, and overhead. On a periodic basis, we review inventory levels, as compared to future demand requirements and the shelf life of the various products. Based on this review, we record inventory write-downs when necessary.

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

Amortizable Intangible Assets

Intangible assets are recorded based on management’s determination of the fair value of the respective assets at the time of acquisition. Determining the fair value of intangible assets is judgmental and involves the use of significant estimates and assumptions of future company operations. Our fair value estimates and related asset lives are based on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates.

Intangible assets estimated to have finite lives are amortized over their estimated economic life under the straight-line method; such method correlates to management’s estimate of the assets’ economic benefit. Based on management’s estimates at origination, these lives range from two to seventeen years. Related amortization expense is presented within Selling, General, and Administrative in the accompanying consolidated statements of net loss and comprehensive loss. As of December 31, 2019, remaining lives of intangible assets range from five to ten years.

Concentrations of Risk

Effective January 1, 2019, we have entered into outsourcing agreements with Nutracom LLC (“Nutracom”) to manufacture our nutritional and dietary supplements and for warehousing and fulfillment services for the U.S. distribution of our products. Nutracom has also issued promissory notes to us for the acquisition of our manufacturing and fulfillment operations. Any inability of Nutracom to deliver these contracted services or to repay the promissory notes could adversely impact our future operating results and valuation of our Nutracom equity investment. See Note 2 and Note 3 for further discussion of our relationship with Nutracom.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Variable Interest Entities (VIE) - Unconsolidated

Effective January 1, 2019, we have a financial interest in Nutracom. If we are the primary beneficiary of a VIE, we are required to consolidate the VIE in our consolidated financial statements. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our VIE evaluation requires significant assumptions and judgments.

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

Revenue Recognition

We recognize revenue from product sales under a five step process with our independent distributors (including customers) when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Product sales revenue (principally nutritional and dietary supplements) and commission expenses are recorded when control is transferred to the independent distributors, which occurs at the time of shipment. Generally, net sales reflect product sales less the distributor discount of 20 percent to 40 percent of the suggested retail price. We present distributor royalty and commission expense as an operating expense, rather than a reduction to net sales, as these payments are not made to the purchasing distributor. At point of sale, we receive payment by credit card, personal check, or guaranteed funds for contracts from independent distributors and make related commission payments no later than the following month.

We recognize the performance obligation for membership fees-type revenue over the membership term of generally twelve months. We receive payment for membership fees revenue at the beginning of the membership term and recognize membership fees revenue on a straight-line basis in correlation with the completion of our performance obligation under the membership term. Our remaining unearned membership fees obligation is reported as a deferred revenue liability.

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

Other revenue is defined in the lessor accounting sections within this Note 1 and in Note 9.

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our product returns policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commissions received relating to the original purchase of the returned products. For the year to date periods ending December 31, 2019 and 2018, total returns as a percent of net sales were approximately 0.08% and 0.17%, respectively.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options, outstanding stock warrants, and convertible preferred stock. See Note 11 for additional information regarding earnings (loss) per share.

Foreign Currency Translation and Transaction Gains or Losses

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of net income (loss) amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. If applicable, foreign currency translation adjustments exclude income tax expense (benefit) as certain of our investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Foreign currency transaction gains (losses) were $(11,450) and $32,577 for 2019 and 2018, respectively.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements. See Note 7 for further discussion.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

We have stock-based incentive plans under which we may grant stock option, restricted stock, and unrestricted stock awards. We recognize stock-based compensation expense based on the grant date fair value of the award and the related vesting terms. Depending upon the characteristics of the option, the fair value of stock-based awards is primarily determined using the Black-Scholes model, which incorporates assumptions and management estimates including the risk-free interest rate, expected volatility, expected option life, and dividend yield. We recognize forfeitures when incurred. See Note 10 for additional information.

Income Taxes

The provision for income taxes is computed using the liability method. The primary differences between financial statement and taxable income result from financial statement accruals and reserves and differences between depreciation and amortization for book and tax purposes.

Unrecognized tax benefits are accounted for as required by FASB ASC Topic 740 which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return. See Note 13 for further discussion.

Advertising

Costs of sales aids and promotional materials are capitalized as inventories. All other advertising and promotional costs are expensed when incurred. Advertising expenses were $16,800 and $19,300 in 2019 and 2018, respectively.

Research and Development Expenses

Research and development expenses, which are charged to selling, general, and administrative expenses as incurred, were $185,000 and $473,000 in 2019 and 2018, respectively.

New Accounting Pronouncement – Leases Adopted in 2019

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (including subsequent issued lease-related ASU’s).

Lessee Accounting

We applied the new lease accounting standard to all lessee operating leases using the prospective transition method. Under this method, prior financial reporting periods are not restated. The adoption of the new lease accounting standard resulted in the recording of assets and obligations of our operating leases of approximately $451,000 and $457,000, respectively, on our consolidated balance sheets. Certain amounts previously recorded for prepaid and accrued rent associated with historical operating leases were reclassified to the newly captioned Operating lease right-to-use assets.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncement – Leases Adopted in 2019 (continued)

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

See Note 9 for additional lease disclosures.

Lessor Accounting – Other Revenue

Other revenue consists of revenue derived from our leasing a portion of our headquarters building to Nutracom. We recognize lessor rent revenue on a straight-line basis over the term of the lease. As part of this straight-line methodology, the cumulative rental billings may be greater or less than the financial period’s recognized revenue; such timing differences are recognized on the balance sheet as an accrued other liability or an unbilled rent revenue receivable.

Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

See Note 2 and Note 3 for further information on our financial relationship with Nutracom. See Note 9 for further information on our leases.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements – Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology may result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. This standard will be effective for our interim and annual financial periods beginning January 1, 2023, with early adoption permitted. Adoption of this standard must be applied on a modified retrospective basis. We are evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which adds new guidance for accounting for tax law changes, year-to-date losses in interim periods, and certain franchise-type taxes, as well as other changes to simplify accounting for income taxes. This standard will be effective for our interim and annual financial periods beginning January 1, 2021, with early adoption permitted. The adoption methodologies for this standard vary; subject to the specific provision(s) within the standard being adopted. We are evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

Going Concern

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of December 31, 2019, we had $1,630,779 in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern. The analysis used to determine our ability to continue as a going concern does not include cash sources outside of our direct control that our management expects to be available within the next twelve months.

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

As detailed in Note 2 of these consolidated financial statements, on January 1, 2019, we sold the assets previously used by us in our manufacturing operations to Nutracom. We financed the assets purchased by Nutracom from us under payment terms scheduled to provide incoming funds to us of $100,000 or more per year. We have also entered into an agreement for Nutracom to lease a significant portion of our headquarters building. Our management believes that these transactions with Nutracom will be favorable to our financial position, operating results, and cash flows; however, there are risks and uncertainties which arise from these Nutracom transactions and their impact to our operations.

Should the aforementioned changes to our operations not provide sufficient cash flow improvement or should we be unable to obtain sufficient additional capital or borrowings, we may have to engage in any or all of the following activities: (i) seek to monetize our headquarters building via traditional bank lending or a sale and leaseback-type transaction; (ii) seek to monetize the note receivable from a distributor; (iii) modify our distributor promotions, incentives, and other activities; (iv) cease operations in certain geographic regions, and (v) reduce employee compensation and benefits.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Sale of Manufacturing Operations’ Assets

On January 1, 2019, we entered into a Purchase Agreement with Nutracom pursuant to which Nutracom purchased the following assets used by us in our manufacturing operations:

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

Nutracom provided the following consideration to us for the manufacturing operations and related identified assets and agreements:

●	$1 million secured promissory note, seven-year term, fixed interest rate of 5.5%, principal and interest payable monthly. (See June 1, 2019 note modification within this Note 2).
●

$764,344 unsecured promissory note, seven-year term, fixed interest rate of 7.0%, interest only payable for the first two years with monthly payment of principal and interest thereafter under a ten-year amortization schedule. The face value of the unsecured note includes the first year’s rent due us under the facility lease agreement. (See October 1, 2019 note modification within this Note 2).

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

Promissory Note Modification – October 1, 2019

In December 2019, we entered into an Agreement with Nutracom to modify the Unsecured Promissory Note originally issued to us by Nutracom on January 1, 2019, as follows:

●

Effective October 1, 2019, the outstanding balance of the January 1, 2019 Unsecured Promissory Note of $764,344 was reduced to $711,163. The reduction of $53,181 in the Note’s balance represents Nutracom’s return to us of now-expired inventories originally acquired by Nutracom from us on January 1, 2019.

●

The $711,163 remaining balance of the January 1, 2019 Unsecured Promissory Note was exchanged with Nutracom for a newly issued October 1, 2019 Nutracom Unsecured Promissory Note for the same amount under the following terms: fixed interest rate of 7.0% with interest only payable monthly through December 2020. Beginning January 1, 2021, principal and interest of $8,257, under a ten-year amortization schedule, will be payable monthly for 60 months, with a balloon payment of all remaining principal and interest due January 1, 2026.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Related Parties

The following summarizes our related party activities with Nutracom and a significant distributor of the Company.

	December 31	December 31
Assets and liabilities - related parties	2019	2018

Notes & accounts receivables and deposits - current
Deposits with Nutracom for inventory	$941,154	$-
Note receivable - distributor (Note 12)	130,629	123,040
Other miscellaneous receivables	27,445	28,182
	$1,099,228	$151,222

Notes & accounts receivables - non-current
Note receivable - distributor (Note 12)	$1,151,443	$1,282,072
Note receivable - Nutracom unsecured DTD 6/1/2019	460,583	-
Note receivable - Nutracom unsecured DTD 10/1/2019	711,163	-
Unbilled receivables: Straight line rent revenue greater than rental billings	95,732	-
	$2,418,921	$1,282,072

Equity investment in Nutracom	$505,000	-

Liability captions with Nutracom balances included therein
Trade accounts payable and other accrued expenses	$430,907	-

The following table presents scheduled principal payments to be received on the distributor and Nutracom promissory notes receivable:

2020	$130,629
2021	271,037
2022	288,294
2023	306,655
2024	326,190
Thereafter	1,131,013
$2,453,818

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Related Parties (continued)

	Year ended December 31
Revenue and expense - related parties	2019	2018

Other revenue	$783,462	$-

Selling, general and administrative expense:
Fullfillment & professional fees	622,169	-

Interest income on promissory notes	171,812	66,519
Gain on sale of fixed assets	434,549	-

Finished goods inventory purchased from Nutracom	$5,756,000	-

At December 31, 2019, we had $1.41 million in commitments (net of deposits) to purchase finished goods inventory from Nutracom.

Supplementary Disclosure of Cash Flows Information:

We incurred the following 2019 year noncash investing and financing transactions relating to our transactions with Nutracom:

2019

January 1, 2019
Sale of fixed assets	$1,000,000
Sale of inventories	1,559,488
First year building rental received in advance	250,000
Acquire company common stock for treasury	540,144
Acquire equity investment in Nutracom	505,000
Secured promissory note received	1,000,000
Unsecured promissory note received	764,344

June 1, 2019
Secured promissory note receivable balance decreased; applied as reduction to outstanding trade accounts payable	500,000
Unsecured promissory note received in exchange for remaining secured promissory note balance and other considerations	460,583

October 1, 2019
Unsecured promissory note receivable balance decreased; applied to return of inventories previously sold under January 1, 2019 Purchase Agreement	53,181
Unsecured promissory note received in exchange for balance remaining on unsecured promissory note issued January 1, 2019	711,163

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2019 and 2018, consist of the following:

	2019	2018

Land and land improvements	$905,190	$905,190
Building	10,145,005	9,964,523
Office and other equipment	1,237,142	1,337,911
Computer equipment and software	2,240,063	2,212,935
	14,527,400	14,420,559
Less accumulated depreciation	10,086,560	9,722,009
	$4,440,840	$4,698,550

At December 31, 2018, approximately $0.56 million of net property, plant, and equipment (cost $4.70 million; $4.14 million accumulated depreciation) is presented as “Assets held for sale” in the accompanying consolidated balance sheets. See Note 2 for further discussion.

For the years ended December 31, 2019 and 2018, depreciation expense was $357,839 and $584,457, respectively.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2019 and 2018, consist of the following:

	2019	2018

Trade payables	$1,565,198	$2,105,814
Distributors' commissions	891,492	1,030,948
Sales taxes	139,542	195,802
Deferred revenue	322,261	337,234
Payroll and payroll taxes	212,716	210,288
	$3,131,209	$3,880,086

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Amortizable Intangible Assets

Amortizable intangible assets as of December 31, 2019 and 2018 were as follows:

			Accumulated
	Gross Carrying Amount		Amortization
	2019	2018	2019	2018

Distributorship and related agreements	$2,060,000	$2,060,000	$1,547,290	$1,437,423
Lunasin technology license	1,954,661	1,954,661	745,094	628,975
	$4,014,661	$4,014,661	$2,292,384	$2,066,398

Amortization expense for intangible assets totaled $225,985 in each of 2019 and 2018, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Amortization

2020	$226,000
2021	226,000
2022	226,000
2023	226,000
2024	189,000

7. Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at December 31, 2019 and 2018 were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

December 31, 2019
Revolving line of credit	$500,000	$500,000	-	$500,000	-
Note receivable - distributor	1,282,072	1,400,000	-	1,400,000	-
Notes receivable - Nutracom	1,171,746	1,169,000	-	-	$1,169,000

December 31, 2018
Note receivable - distributor	$1,405,112	$1,529,000	-	$1,529,000	-
Marketable securities	339,000	339,000	$339,000	-	-

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Fair Value of Financial Instruments (continued)

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

Long-term debt: The fair value of our revolver loan approximated carrying value as this loan has a variable market-based interest rate that resets every thirty days. (Fair value is only disclosed).

Note receivable - distributor: The note receivable - distributor is a variable rate residential mortgage-based financial instrument. An average of published interest rate quotes for a fifteen-year residential jumbo mortgage, a comparable financial instrument, was used to estimate fair value of this note receivable under a discounted cash flow model. (Fair value is only disclosed).

Notes receivable - Nutracom: The notes receivable - Nutracom represent two fixed rate promissory notes issued by a privately-held entity (PHE). We developed an estimated market discount rate based upon the PHE’s third party incremental variable borrowing rate plus a risk-adjustment factor to estimate the fair value of these notes receivable under a discounted cash flow model. (Fair value is only disclosed).

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

8. Debt

On September 30, 2015, we entered into a series of lending agreements with our primary lender which included agreements for a term loan and a revolving credit facility. As detailed below, the term loan was repaid in 2018 and the revolver has been periodically amended and extended.

Effective with a September 11, 2018 amendment, the revolving line of credit’s maximum borrowing amount was $750,000. The revolver’s maturity date was April 29, 2019 and the revolver’s interest rate was based on the 30-day LIBOR plus 2.25%. As of December 31, 2018, there were no outstanding borrowings on the revolving line of credit. In January 2019, we borrowed $500,000 under the revolving line of credit.

Effective with a March 25, 2019 amendment, the revolving line of credit’s maturity date was extended to April 28, 2020 and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. At December 31, 2019, outstanding borrowings under the revolving line of credit were $500,000 at an interest rate of 4.69%.

Borrowings under the lending agreement continue to be secured by all of our tangible and intangible assets and by a mortgage on the real estate of our headquarters facility. At December 31, 2019, we were in compliance with our loan covenant requirements.

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

9. Leases

Lessee

We lease certain office facilities, storage, and equipment. These leases have varying terms, are generally one to five years in length, and certain real estate leases have options to extend or early terminate. Several of our operating leases are subject to annual changes in the Consumer Price or similar indexes (CPI). The changes to the lease payment due to CPI changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Leases (continued)

The following represents the maturity of our operating lease liabilities as of December 31, 2019:

2020	$248,425
2021	74,550
2022	27,013
2023	5,768
2024	-
Thereafter	-
Total operating lease payments	355,756
Less: imputed interest	(15,405)
Total operating lease liabilities	$340,351

Operating lease expense:	Year ended
December 31
2019
Fixed	$264,131
Variable	17,361
Short-term	24,500
Total	$305,992

Rental expense under operating leases, including short-term operating leases was $305,992 and $326,724 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, our operating leases have a weighted-average remaining lease term of 1.75 years and a weighted-average discount rate of 5.2%. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $263,700 for the year ended December 31, 2019.

Lessor – Other Revenue

Other revenue consists of revenue derived from our leasing a portion of our headquarters building to Nutracom effective January 1, 2019. The leased space, encompassing manufacturing, warehouse, and certain office space, is for a term of seven years, with a tenant option for an additional five-year term. Annual lease amounts range from $193,000 to $410,000 over the seven-year term.

We recognize lessor rent revenue on a straight-line basis over the term of the lease. As part of this straight-line methodology, the cumulative rental billings may be greater or less than the financial period’s recognized revenue; such timing differences are recognized on the balance sheet as an accrued other liability or an unbilled rent revenue receivable.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Leases (continued)

Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities; totaling approximately $437,700 for the year ended December 31, 2019. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

The following table details lessor’s estimated straight-line rent revenue over the remaining six-year lease term as compared with fixed rent amounts under the lease agreement.

	Estimated
	Straight-line	Lease Agreement
	Rent Revenue	Fixed Rent

2020	$345,732	$192,900
2021	345,732	385,800
2022	345,732	385,800
2023	345,732	385,800
2024	345,732	409,913
Thereafter	345,733	409,912
Total	$2,074,393	$2,170,125

10. Stockholders’ Equity

Stock Options – Incentive Stock Plans

We sponsor an incentive stock plan (the “2014 Plan”) allowing for a maximum of 142,857 shares to be granted in the form of either incentive stock options, non-qualified stock options, restricted stock awards, or unrestricted stock awards. Our employees, directors, advisors, and consultants are eligible to receive the grants. This plan has been approved by the stockholders of the Company. The Compensation Committee of the Board of Directors administers the plan.

The 2014 Plan provides that options may be issued under the Plan at an option price not less than fair market value of the stock at the time the option is granted. Under the plan, restricted stock may be granted at no cost to the grantee. The grantees are entitled to dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period. In addition, the committee may grant or sell unrestricted stock at a purchase price to be determined by the committee. Vesting terms and restrictions, if applicable, under the plan, are set by the committee and will be 10 years or less. The 2014 Plan expires in 2024.

In May 2017, the Company’s shareholders voted to approve a 2017 Incentive Stock Plan (2017 Plan) which authorizes the issuance of up to 200,000 shares of our common stock in various forms of stock options and/or stock awards. The 2017 Plan will not become effective until registered with the Securities and Exchange Commission.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Stockholders’ Equity (continued)

A summary of our stock option activity and related information for the years ended December 31 follows:

	2019		2018
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding beginning of the year	81,426	$7.77	140,424	$7.85
Granted	-		-
Exercised	-		-
Expired and forfeited	-		(58,998)	7.96
Outstanding at end of year	81,426	$7.77	81,426	$7.77

Exercisable at end of year	24,426	$7.77	14,655	$7.77

Compensation cost for the stock option plan was approximately $19,000 ($19,000 net of tax) and $21,000 ($21,000 net of tax) for the years ended December 31, 2019 and 2018, respectively, and has been recorded in selling, general, and administrative expense. All stock options issued and outstanding as of December 31, 2019 will expire in March 2020. At December 31, 2019, the estimated total remaining unrecognized compensation cost related to the non-vested portion of time vesting stock options was zero and the aggregate intrinsic value of stock options outstanding and currently exercisable was zero.

Distributor Stock Purchase Plan

In July 2009, we established a Distributor Stock Purchase Plan (2009 Plan) which replaced a similar plan which had expired.

The 2009 Distributor Stock Purchase Plan was established with a ten-year life. As a result, there will be no further grants from this Plan. Upon exercise, forfeiture or expiration of all outstanding warrants, the Plan will terminate. At December 31, 2019, there were 2,371 warrants outstanding at exercise prices ranging from $4.24 to $4.77. Remaining warrants will expire no later than December 31, 2021.

We record expense for warrants granted to distributors under the fair value method. Total expense for the warrants was $2,000 and $3,600 in 2019 and 2018, respectively. The intrinsic value for stock warrants outstanding at December 31, 2019 was zero.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31
	2019	2018
Numerator:
Net loss	$(444,357)	$(1,903,341)
Denominator:
Denominator for basic loss per share – weighted average shares	1,746,000	1,845,000

Dilutive effect of employee stock options and other warrants	-	-

Denominator for diluted loss per share – adjusted weighted average shares	1,746,000	1,845,000

Basic loss per share	$(0.25)	$(1.03)
Diluted loss per share	$(0.25)	$(1.03)

For the years ended December 31, 2019 and 2018, options and warrants totaling 83,797 and 86,316, respectively, shares of common stock were not included in the denominator for diluted loss per share because their effect would be anti-dilutive or because the shares were deemed contingently issuable.

12. Note Receivable Due From Distributor

In March 2012, we purchased a note and mortgage (“Note”) from a real estate investment management firm on certain properties in Wyoming and Idaho for $2 million. In May 2012, we entered into a Loan Modification Agreement (“LMA”) with the Note’s original and present borrower (“Borrower”) to restructure the Note’s principal amount due and related terms. The LMA terms are for a principal balance due of $2 million with interest only payments made monthly in 2012. The LMA’s interest rate is the greater of 6% or prime and there is no prepayment penalty for voluntary principal payments. Concurrently, with the execution of the LMA, we entered into a Security Agreement with the Borrower in which repayment of the LMA is secured by the Borrower’s Reliv distributorship business.

As originally structured, beginning in 2013, the LMA was to require monthly payment of principal and interest under a five-year amortization period. In February 2013, while retaining our right to require Borrower’s compliance with the LMA’s terms, we agreed to a verbal modification in the payment schedule in which the Borrower makes monthly payments of principal and interest under a fifteen-year amortization period. The outstanding balance of the note receivable was $1,282,072 and $1,405,112 as of December 31, 2019 and 2018, respectively.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Income Taxes

Compenents of income (loss) before income taxes:	Year ended December 31
	2019	2018

United States	$(332,929)	$(1,694,301)
Foreign	356,572	(111,040)
	$23,643	$(1,805,341)

Compenents of provision (benefit) for income taxes:	Year ended December 31
	2019	2018
Current:
Federal	$(2,000)	$(3,000)
State	5,000	4,000
Foreign	465,000	97,000
Total current	468,000	98,000

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
	$468,000	$98,000

During the fiscal years of 2016 through 2019, we determined that it was more likely than not that losses generated in the U.S. and certain foreign jurisdictions will not be realized. As a result, we recorded a valuation allowance on all of our domestic and foreign deferred tax assets. Accordingly, the 2019 and 2018 income tax provisions include the impact of recording a full deferred tax asset valuation allowance, net, of approximately $91,000 and $186,000, respectively, against the annual losses generated from a U.S. tax perspective

The effective income tax rate percentage was not meaningful for the year ended December 31, 2019 and was (5.4)% for the year ended December 31, 2018. The income tax provision amounts primarily represent estimated income taxes for one of our foreign subsidiaries and certain U.S. states, plus the current year settlement of several foreign tax audits.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Income Taxes (continued)

The provision (benefit) for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21% for the years ended December 31, 2019 and 2018, respectively. The reasons for these differences are as follows:

	Year ended December 31
	2019	2018

Income taxes at U.S. statutory rate	$5,000	$(379,000)
State income taxes, net of federal benefit	8,000	7,000
Higher effective taxes on earnings in foreign countries	77,000	38,000
Foreign corporate income taxes	51,000	97,000
Foreign income tax audit settlements	154,000	-
Life insurance settlement	-	118,000
GILTI	71,000	34,000
Nondeductible meals and entertainment expense	7,000	9,000
Valuation allowance, net	91,000	186,000
Other	4,000	(12,000)
	$468,000	$98,000

The components of the deferred tax assets and liabilities, and the related tax effects of each temporary difference at December 31, 2019 and 2018, are as follows:

	2019	2018
Deferred tax assets:
Inventory obsolescence reserve	$41,000	$53,000
Deferred revenue	54,000	91,000
Organization costs	117,000	117,000
Deferred compensation	-	97,000
Depreciation and amortization	33,000	2,000
Operating lease liabilities	76,000	-
Miscellaneous accrued expenses	20,000	23,000
Domestic net operating loss carryforwards	649,000	451,000
Foreign net operating loss carryforwards	3,311,000	3,118,000
Valuation allowance	(4,117,000)	(3,845,000)
	184,000	107,000
Deferred tax liabilities:
Operating lease right-to-use assets	77,000	-
Foreign currency exchange	107,000	107,000
	184,000	107,000
Net deferred tax assets (liabilities)	$-	$-

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Income Taxes (continued)

We have a deferred tax asset relating to domestic federal net operating loss carryforwards of approximately $649,000 at December 31, 2019 of which approximately $464,000 will expire between 2036 and 2038. We have a deferred tax asset of $3,311,000 at December 31, 2019 relating to foreign net operating loss carryforwards in various jurisdictions which principally do not expire. At December 31, 2019, we have recorded a full valuation allowance against all domestic and foreign net operating loss carryforward balances as it is more likely than not that this asset will not be realized.

The United States Tax Cuts and Jobs Act (TCJA) was enacted in December 2017, which significantly changed U.S. tax law, principally by permanently reducing the U.S. federal statutory rate to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Under the TCJA’s repatriation tax, our cumulative amount of unremitted foreign earnings and related tax was immaterial.

The TCJA introduced a new tax on global intangible low-taxed income (“GILTI”) effective as of January 1, 2018. Our policy is to treat GILTI as a period cost when incurred.

At December 31, 2019 and 2018, we had $30,000 and $32,000, respectively, of cumulative unrecognized tax benefits, of which only the net amount of $19,000 would impact the effective income tax rate if recognized.

The aggregate changes in the balance of net unrecognized tax benefits were as follows:

	2019	2018

Beginning of year	$22,000	$26,000
Settlements and effective settlements with tax authorities	-	-
Lapse of statute of limitations	(5,000)	(7,000)
Decrease to tax positions taken during prior periods	(3,000)	(3,000)
Increase to tax positions taken during current period	5,000	6,000
End of year	$19,000	$22,000

We have applied applicable guidance relating to accounting for uncertainty in income taxes. Reserves for uncertainty in income taxes are adjusted quarterly in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions. It is our practice to recognize interest and / or penalties related to income tax matters in income tax expense.

At December 31, 2019 and 2018, we had $10,000 accrued for interest and penalties within the balance of unrecognized tax benefits. Our unrecognized tax benefits balance is included within other noncurrent liabilities on the consolidated balance sheets.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Income Taxes (continued)

Our domestic and foreign subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters for years through 2015 and concluded years through 2015 with our primary state jurisdiction. During the third quarter of 2019, the U.S. Internal Revenue Service (IRS) commenced an examination of our 2017 U.S. federal income tax return.

Foreign Tax Audit Settlements

For the year ended December 31, 2019, our operating results include $154,000 and $25,000 for income tax expense and various net general administrative and interest expenses, respectively, in settlement of the following foreign tax audits.

Tax Year 2017 Settlement

In mid-2019, one of our foreign subsidiaries received a local country tax year 2017 audit assessment alleging deficiencies of approximately $217,000 plus interest. In the third quarter of 2019, we paid the local taxing authority approximately $96,000 in final settlement of the 2017 tax year audit.

Tax Years 2004 – 2006 Settlements

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

In May 2018, we received a formal notice of denial of one of our appeals under the tax agency’s administrative judicial resolution process; however, we continued to pursue other available legal processes as we continued to maintain our position that we were not liable for the majority of the alleged tax deficiencies. As of December 31, 2018, our estimated reserve (net of deposits) for these matters was approximately $172,500. In November 2019, under a tax amnesty program, we paid the local taxing authority approximately $164,000 in final settlement of tax years 2005 and 2006.

In December 2019, we have an agreement in principle with the local taxing authority to settle the tax year 2004 audit. At December 31, 2019, we have an estimated full reserve of approximately $84,000 for resolution of this matter.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Incentive Compensation Plans

Under a Board of Directors approved incentive compensation plan, bonuses are payable quarterly in an amount not to exceed 18% of the Company’s Income from Operations for any period, subject to achieving a minimum quarterly Income from Operations of at least $500,000. For fiscal years 2019 and 2018, the Board determined that the aggregate amount of incentive compensation available under the Plan shall be equal to 18% of the Company’s Income from Operations. The bonus pool is allocated to executives according to a specified formula, with a portion allocated to a middle management group determined by the Executive Committee of the Board of Directors. Our expense for this incentive compensation plan was zero for 2019 and 2018, respectively.

We sponsored a Supplemental Executive Retirement Plan (SERP) to allow certain executives to defer a portion of their annual salary and bonus into a grantor trust. In December 2019, a final participant distribution of SERP assets in satisfaction of the SERP’s liability was made and the SERP was terminated. At December 31, 2019 and 2018, SERP assets were $-0- and $339,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets. At December 31, 2019 and 2018, SERP liabilities were $-0- and $341,000, respectively, and are included in “Other Non-Current Liabilities” in the accompanying consolidated balance sheets.

15. Employee Benefit Plans

We sponsor a 401(k) employee savings plan which covers substantially all U.S. employees. Employees can contribute up to 15% of their gross income to the plan. We matched a percentage of the employee’s contribution at a rate of 10% for the years ended December 31, 2019, and 2018, respectively. Our matching contributions under the 401(k) plan totaled $24,000 and $36,800 in 2019 and 2018, respectively.

We sponsor an employee stock ownership plan ("ESOP") which covers substantially all U.S. employees. We fund contributions to the ESOP on a discretionary basis. In 2019 and 2018, we did not make any contributions to the ESOP.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Segment Information

Description of Products and Services by Segment

We operate in one reportable segment, a direct selling segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions. Geographic data for the year ended December 31 follow:

	2019	2018

Net sales to external customers
United States	$25,747,158	$27,673,352
Australia/New Zealand	595,349	732,227
Canada	616,556	718,560
Mexico	577,488	474,372
Europe (1)	3,224,971	3,972,381
Asia (2)	4,293,793	2,544,849
Total net sales	$35,055,315	$36,115,741

Assets by area
United States	$12,340,835	$13,584,424
Australia/New Zealand	502,812	540,591
Canada	154,825	166,533
Mexico	223,238	179,713
Europe (1)	971,159	867,008
Asia (2)	1,114,127	1,015,596
Total consolidated assets	$15,306,996	$16,353,865

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines and Malaysia.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Segment Information (continued)

We classify sales into three categories of sales products plus freight income and other revenue. Net sales by product category data for the years ended December 31 follow:

	2019	2018

Net sales by product category
Nutritional and dietary supplements	$29,822,879	$32,670,362
Other supplements	1,223,977	-
Sales aids, membership fees, and other	1,251,677	1,247,807
Freight income	1,973,320	2,197,572
Other revenue	783,462	-
Total net sales	$35,055,315	$36,115,741