Form 10-Q
period 2020-03-31
RELIV INTERNATIONAL INC
filed 2020-05-15
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	RELV	NASDAQ Capital Market

The number of shares outstanding of the Registrant’s common stock as of May 8, 2020 was 1,746,449 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18
Item No. 4	Controls and Procedures	27

Part II – Other Information

Item No. 6	Exhibits	27

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2020	2019
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,828,639	$1,630,779
Accounts receivable, less allowances of $5,000 in 2020 and 2019	215,045	107,369
Notes & accounts receivables and deposits - related parties	1,091,247	1,099,228
Inventories
Finished goods	2,498,333	2,275,306
Raw materials	208,666	305,571
Sales aids and promotional materials	102,830	120,811
Total inventories	2,809,829	2,701,688

Refundable income taxes	245,503	22,406
Prepaid expenses and other current assets	663,535	304,048
Total current assets	7,853,798	5,865,518

Notes and accounts receivables - related parties	2,390,930	2,418,921
Operating lease right-to-use assets	265,936	354,440
Intangible assets, net	1,665,782	1,722,277
Equity investment	505,000	505,000

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	10,145,645	10,145,005
Office & other equipment	1,230,768	1,237,142
Computer equipment & software	2,197,639	2,240,063
	14,479,242	14,527,400
Less: Accumulated depreciation	10,119,806	10,086,560
Net property, plant and equipment	4,359,436	4,440,840

Total assets	$17,040,882	$15,306,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2020	2019
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$2,155,345	$1,565,198
Distributors' commissions payable	1,210,104	891,492
Sales taxes payable	267,909	139,542
Payroll and payroll taxes payable	320,718	212,716
Total accounts payable and accrued expenses	3,954,076	2,808,948

Income taxes payable	161,113	121,177
Deferred revenue	330,763	322,261
Operating lease liabilities	178,463	236,771
Revolving line of credit	500,000	500,000
Total current liabilities	5,124,415	3,989,157

Noncurrent liabilities:
Operating lease liabilities	76,648	103,580
Other noncurrent liabilities	115,451	112,616
Total noncurrent liabilities	192,099	216,196

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,746,449 shares outstanding	2,110	2,110
Additional paid-in capital	30,643,771	30,643,771
Accumulated deficit	(12,093,159)	(12,755,495)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(976,931)	(937,320)
Treasury stock	(5,851,423)	(5,851,423)

Total stockholders' equity	11,724,368	11,101,643

Total liabilities and stockholders' equity	$17,040,882	$15,306,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net
Income and Comprehensive Income

(unaudited)	Three months ended March 31
	2020	2019

Product sales	$9,548,817	$8,810,997
Freight income	558,095	519,941
Other revenue	175,753	158,566

Net sales	10,282,665	9,489,504

Costs and expenses:
Cost of goods sold	2,654,843	2,433,732
Distributor royalties and commissions	3,328,455	3,117,572
Selling, general and administrative	3,777,682	3,739,527

Total costs and expenses	9,760,980	9,290,831

Income from operations	521,685	198,673

Other income (expense):
Interest income	39,662	49,262
Interest expense	(6,105)	(5,412)
Other income (expense)	(70,906)	(5,428)
Gain on sale of fixed assets	-	434,549

Income before income taxes	484,336	671,644
Provision (benefit) for income taxes	(178,000)	48,000

Net income	$662,336	$623,644

Other comprehensive income (loss):
Foreign currency translation adjustment	(39,611)	22,211

Comprehensive income	$622,725	$645,855

Earnings per common share - Basic & Diluted	$0.38	$0.36
Weighted average shares	1,746,000	1,746,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2020	2019

Operating activities:
Net income	$662,336	$623,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	143,789	144,893
Stock-based compensation	-	5,306
Non-cash other revenue	-	(86,433)
Non-cash miscellaneous loss	-	24,618
(Gain) loss on sale of property, plant and equipment	-	(434,549)
Foreign currency transaction (gain) loss	87,162	5,925
(Increase) decrease in trade, accounts & notes receivable, and deposits from related parties	(104,389)	(839,989)
(Increase) decrease in inventories	(189,667)	705,371
(Increase) decrease in refundable income taxes	(223,097)	1,918
(Increase) decrease in prepaid expenses and other current assets	(364,638)	(251,056)
(Increase) decrease in other assets	-	(49,681)
Increase (decrease) in income taxes payable	40,411	42,522
Increase (decrease) in accounts payable & accrued expenses, deferred revenue, and other noncurrent liabilities	1,209,504	(19,235)

Net cash provided by (used in) operating activities	1,261,411	(126,746)

Investing activities:
Purchase of property, plant and equipment	(9,207)	(38,890)
Payments received on notes receivables - related parties	31,928	49,691

Net cash provided by investing activities	22,721	10,801

Financing activities:
Proceeds from line of credit borrowings	-	500,000

Net cash provided by financing activities	-	500,000

Effect of exchange rate changes on cash and cash equivalents	(86,272)	7,058

Increase (decrease) in cash and cash equivalents	1,197,860	391,113

Cash and cash equivalents at beginning of period	1,630,779	1,989,974

Cash and cash equivalents at end of period	$2,828,639	$2,381,087

Supplementary disclosure of cash flow information:
Noncash investing & financing transactions (Note 3):

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of
Stockholders' Equity

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2019	2,110,013	$2,110	$30,643,771	$(12,755,495)	$(937,320)	363,564	$(5,851,423)	$11,101,643
Net income	-	-	-	662,336	-	-	-	662,336
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(39,611)	-	-	(39,611)
Total comprehensive income								622,725

Balance at March 31, 2020	2,110,013	$2,110	$30,643,771	$(12,093,159)	$(976,931)	363,564	$(5,851,423)	$11,724,368

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2018	2,110,013	$2,110	$30,622,547	$(12,311,138)	$(982,095)	264,853	$(5,338,560)	$11,992,864
Net income	-	-	-	623,644	-	-	-	623,644
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	22,211	-	-	22,211
Total comprehensive income								645,855
Treasury stock acquired (Note 2)	-	-	-	-	-	99,200	(540,144)	(540,144)
Other	-	-	-	-	-	(489)	27,281	27,281
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at March 31, 2019	2,110,013	$2,110	$30,627,853	$(11,687,494)	$(959,884)	363,564	$(5,851,423)	$12,131,162

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2020

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments (which primarily include normal recurring accruals) which we believe are necessary to present fairly the financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended December 31, 2019, filed March 27, 2020 with the Securities and Exchange Commission.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in government authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our distributors, customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees have been working remotely since March 2020.

The ultimate impact of the COVID-19 pandemic on our worldwide operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments may direct resulting in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under unanticipated conditions or assumptions.

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

Going Concern

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of March 31, 2020, we had $2,828,639 in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern.

In the event that we do not generate sufficient liquidity from operations and should we be unable to obtain sufficient additional capital or borrowings, we may have to engage in any or all of the following activities: (i) seek to monetize our headquarters building via traditional bank lending or a sale and leaseback-type transaction; (ii) monetizing the note receivable from a distributor; (iii) modify our distributor promotions, incentives, and other activities; (iv) cease operations in certain geographic regions, and (v) reduce employee compensation and benefits.

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

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

2. Sale of Manufacturing Operations’ Assets

On January 1, 2019, we entered into a Purchase Agreement with Nutracom pursuant to which Nutracom purchased the following assets previously used by us in our manufacturing operations:

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

●	Commencing January 1, 2020, our Class B interest is entitled to receive a percentage, (ranging from 1.0% to 1.25%) of Nutracom’s annual revenues (excluding Nutracom’s revenues from sales to us).

Our non-voting Class B 15% equity membership interest in Nutracom was valued by the aforementioned third-party expert at $505,000. As our non-voting membership interest does not participate in the management of Nutracom, nor do we share in any Nutracom operating profits or losses, we are accounting for our Nutracom equity investment under the cost method.

We accounted for the aforementioned Nutracom transactions in our first quarter 2019 financial results.

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

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3. Related Parties

The following summarizes our related party activities with Nutracom and a significant distributor of the Company.

	March 31	December 31
Assets and liabilities - related parties	2020	2019

Notes & accounts receivables and deposits - current
Deposits with Nutracom for inventory	$887,887	$941,154
Note receivable - distributor	132,598	130,629
Note receivable - Nutracom unsecured DTD 6/1/2019	19,904	-
Note receivable - Nutracom unsecured DTD 10/1/2019	12,398	-
Other miscellaneous receivables	38,460	27,445
	$1,091,247	$1,099,228

Notes & accounts receivables - non-current
Note receivable - distributor	$1,117,546	$1,151,443
Note receivable - Nutracom unsecured DTD 6/1/2019	440,679	460,583
Note receivable - Nutracom unsecured DTD 10/1/2019	698,765	711,163
Unbilled receivables: Straight line rent revenue greater than rental billings	133,940	95,732
	$2,390,930	$2,418,921

Equity investment in Nutracom	$505,000	$505,000

Liability captions with Nutracom balances included therein
Trade accounts payable and other accrued expenses	$459,978	$430,907

The following table presents scheduled principal payments to be received on the distributor and Nutracom promissory notes receivable:

Remainder of 2020	$98,701
2021	271,037
2022	288,294
2023	306,655
2024	326,190
Thereafter	1,131,013
$2,421,890

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3. Related Parties (continued)

	Three months ended March 31
Revenue and expense - related parties	2020	2019

Other revenue	$175,753	$158,566

Selling, general and administrative expense:
Fullfillment & professional fees	159,984	151,102

Interest income on promissory notes	38,346	47,843
Royalty income (other income/expense)	13,872	-
Gain on sale of fixed assets	-	434,549

Finished goods inventory purchased from Nutracom	$2,036,600	$979,900

At March 31, 2020, we had $1.01 million in commitments (net of deposits) to purchase finished goods inventory from Nutracom.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

March 31, 2020
Revolving line of credit	$500,000	$500,000	-	$500,000	-
Note receivable - distributor	1,250,144	1,372,000	-	1,372,000	-
Notes receivable - Nutracom	1,171,746	1,235,000	-	-	$1,235,000

December 31, 2019
Revolving line of credit	$500,000	$500,000	-	$500,000	-
Note receivable - distributor	1,282,072	1,400,000	-	1,400,000	-
Notes receivable - Nutracom	1,171,746	1,169,000	-	-	$1,169,000

Revolving line of credit: The fair value of our revolver loan approximates carrying value as this loan was amended within the past year and has a variable market-based interest rate that resets every thirty days. (Fair value is only disclosed).

Note receivable - distributor: The note receivable - distributor is a variable rate residential mortgage-based financial instrument. An average of published interest rate quotes for a fifteen-year residential jumbo mortgage, a comparable financial instrument, was used to estimate fair value of this note receivable under a discounted cash flow model. (Fair value is only disclosed)

Notes receivable - Nutracom: The notes receivable - Nutracom represent two fixed rate promissory notes issued by a privately-held entity (PHE). We developed an estimated market discount rate based upon the PHE’s third party incremental variable borrowing rate plus a risk-adjustment factor to estimate the fair value of these notes receivable under a discounted cash flow model. (Fair value is only disclosed).

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

4. Fair Value of Financial Instruments (continued)

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

Effective with a March 25, 2019 amendment, the revolving line of credit’s maturity date was extended to April 28, 2020 and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remains $750,000. At March 31, 2020, outstanding borrowings under the revolving line of credit were $500,000 at an interest rate of 4.36%.

On April 28, 2020, our revolving line of credit agreement was extended six months to October 28, 2020 under the same terms and conditions as the expiring agreement.

Borrowings under the lending agreement continue to be secured by all of our tangible and intangible assets and by a mortgage on the real estate of our headquarters facility. At March 31, 2020, we were in compliance with our loan covenant requirements.

6. Income Taxes

During the fiscal years of 2016 through 2019, we determined that it was more likely than not losses generated in the U.S. and certain foreign jurisdictions will not be realized based on projections of future taxable income, estimated reversals of existing taxable timing differences, and other considerations. In prior years, we recorded a valuation allowance on all of our domestic and foreign deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act became effective in the U.S. Under the CARES Act, U.S. Net Operating Losses (NOLs) arising in our calendar tax years 2018, 2019, and 2020 may be carried back to each of the five tax years preceding the tax year of such loss. Based on this new legislation, at March 31, 2020, we have recorded a $225,000 estimated income tax benefit for NOL carryback.

The effective income tax rate was (36.8)% and 7.1% for the year to date periods ended March 31, 2020 and 2019, respectively. In addition to the CARES Act tax benefit previously described, for each year to date period, the income tax provision amounts include estimated income taxes for one of the Company’s foreign subsidiaries and certain U.S. states.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

6. Income Taxes (continued)

Tax Audits

One of our foreign subsidiaries had been under local country audit for greater than ten years for alleged deficiencies in various tax types for the years 2004 through 2006. We settled the 2005 and 2006 tax year audits in November 2019. In December 2019, we had an agreement in principle with the local tax authority to settle the tax year 2004 audit. At December 31, 2019, we had an estimated full reserve of approximately $84,000 for resolution of this matter; with such amount remitted to the tax authority in February 2020.

During the third quarter of 2019, the U.S. Internal Revenue Service (IRS) commenced an examination of our 2017 U.S. federal income tax return.

7. Revenue Recognition

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

Other revenue is defined in Note 8 – Lease Revenue.

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our product returns policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commissions received relating to the original purchase of the returned products. For the year to date periods ending March 31, 2020 and 2019, total returns as a percent of net sales were each 0.04%, respectively.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

7. Revenue Recognition (continued)

We classify our net sales into three categories of sales products, plus freight income, and other revenue:

	Three months ended
	March 31
	2020	2019
Net sales by product category
Nutritional and dietary supplements	$8,843,151	$8,497,350
Other supplements	417,229	-
Sales aids, membership fees, and other	288,437	313,647
Freight income	558,095	519,941
Other revenue	175,753	158,566
Total net sales	$10,282,665	$9,489,504

We operate in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended
	March 31
	2020	2019
Net sales by geographic region
United States	$7,842,435	$7,111,773
Australia/New Zealand	170,122	177,048
Canada	158,661	199,399
Mexico	128,621	136,026
Europe (1)	962,092	938,668
Asia (2)	1,020,734	926,590
Total net sales	$10,282,665	$9,489,504

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines and Malaysia.

8. Lease Revenue

Other revenue consists of revenue derived from leasing a portion of our headquarters building to Nutracom effective January 1, 2019. The leased space, encompassing manufacturing, warehouse, and certain office space, is for a term of seven years, with a tenant option for an additional five-year term. Annual lease amounts range from $193,000 to $410,000 over the seven-year term.

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

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

8. Lease Revenue (continued)

Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities; totaling approximately $89,000 and $72,000 for the three month periods ending March 31, 2020 and 2019, respectively. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

The following table details lessor’s estimated remaining straight-line rent revenue over the seven-year lease term as compared with fixed rent amounts under the lease agreement.

	Estimated
	Straight-line	Lease Agreement
	Rent Revenue	Fixed Rent

Remainder of 2020	$259,299	$144,675
2021	345,732	385,800
2022	345,732	385,800
2023	345,732	385,800
2024	345,732	409,913
Thereafter	345,733	409,912
Total	$1,987,960	$2,121,900

9. Subsequent Events

As described in Note 5, on April 28, 2020, our revolving line of credit agreement with our primary lender was extended six months to October 28, 2020.

On May 4, 2020, we executed a promissory note (“SBA Note”) dated April 20, 2020 in the amount of $862,000 with our primary lender under the recently enacted CARES Act Payroll Protection Program (“PPP”). In accordance with the PPP, we will use the loan proceeds of $862,000 primarily for payroll costs. The PPP SBA Note is scheduled to mature April 20, 2022 and has an interest rate of 1.0%. The PPP SBA Note is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

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

Overview

We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. In 2019, we introduced a line of hemp-extract products under the RLV brand name. We sell our products through an international direct selling system utilizing independent distributors. Sales in the United States represented approximately 76.3% of worldwide net sales for the three months ended March 31, 2020 compared to approximately 74.9% for the three months ended March 31, 2019. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, and in New Zealand from our Australia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of March 31, 2020, consisted of approximately 13,680 registered customers and 25,550 active distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in government authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our distributors, customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees have been working remotely since March 2020.

The ultimate impact of the COVID-19 pandemic on our worldwide operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments may direct resulting in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations.

Components of Net Sales and Expense

Product sales represent the actual product purchase price typically paid by our distributors, after giving effect to distributor allowances, which can range from 20% to 40% of suggested retail price, depending on the rank of a particular distributor. Freight income represents the amounts billed to distributors for shipping costs. We record net sales and the related commission expense when the merchandise is shipped. Other revenue included in net sales includes the leasing revenue, plus common area expense billings, on the lease of the manufacturing portion of our building to Nutracom, LLC (“Nutracom”) as of January 1, 2019.

Our primary expenses include cost of products sold, distributor royalties and commissions and selling, general and administrative expenses.

Our cost of goods sold consists of the purchase price of the products, along with shipping costs, and duties and taxes where applicable. Cost of goods sold also include the costs related to leasing income.

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

Results of Operations

Net Sales. Overall net sales increased by 8.4% in the three months ended March 31, 2020 compared to the same period in 2019. During the first quarter of 2020 (“Q1 2020”), sales in the United States increased by 10.3% and international sales increased by 2.6% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted in the aggregate by a stronger U.S. dollar versus most of the currencies in which we conduct business. Excluding the impact of currency exchange fluctuation, international sales increased by 2.9%.

          The following table summarizes net sales by geographic market for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020		2019		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$7,842	76.3%	$7,112	74.9%	$730	10.3%
Australia/New Zealand	170	1.6	177	1.9	(7)	(4.0)
Canada	159	1.5	199	2.1	(40)	(20.1)
Mexico	129	1.3	136	1.4	(7)	(5.1)
Europe	962	9.4	939	9.9	23	2.4
Asia	1,021	9.9	927	9.8	94	10.1

Consolidated total	$10,283	100.0%	$9,490	100.0%	$793	8.4%

The following tables set forth, as of March 31, 2020 and 2019, the number of our Retail Customers/ Preferred Customers/Active Distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active retail or preferred customer as one that has placed a product order in the prior twelve months, and we define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. Many individuals join Reliv as distributors to obtain our products at a discount and may not participate in the Reliv business opportunity. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.

Retail and Preferred Customers/Active Distributors/Master Affiliates and Above by Market

	As of 3/31/2020
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	3,580	1,450	17,460	22,490	1,860
Australia/New Zealand	50	210	650	910	80
Canada	80	30	470	580	60
Mexico	20	100	1,050	1,170	80
Europe	690	660	1,620	2,970	260
Asia	1,370	5,440	4,300	11,110	610

Consolidated Total	5,790	7,890	25,550	39,230	2,950

	As of 3/31/2019
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	3,960	1,560	18,040	23,560	1,880
Australia/New Zealand	40	220	710	970	70
Canada	100	20	520	640	60
Mexico	10	110	1,020	1,140	80
Europe	560	1,140	1,800	3,500	300
Asia	3,020	3,950	3,210	10,180	350

Consolidated Total	7,690	7,000	25,300	39,990	2,740

	Change in %
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	-9.6%	-7.1%	-3.2%	-4.5%	-1.1%
Australia/New Zealand	25.0%	-4.5%	-8.5%	-6.2%	14.3%
Canada	-20.0%	50.0%	-9.6%	-9.4%	0.0%
Mexico	100.0%	-9.1%	2.9%	2.6%	0.0%
Europe	23.2%	-42.1%	-10.0%	-15.1%	-13.3%
Asia	-54.6%	37.7%	34.0%	9.1%	74.3%

Consolidated Total	-24.7%	12.7%	1.0%	-1.9%	7.7%

The following table provides key statistics related to customer and distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 3/31/2020	$7,842	$170	$159	$129	$962	$1,021	$2,441
Quarter ended 3/31/2019	$7,112	$177	$199	$136	$939	$927	$2,378

% change in sales-Q1 2020 vs. Q1 2019:
in USD	10.3%	-4.0%	-20.1%	-5.1%	2.4%	10.1%	2.6%
due to currency fluctuation	-	-7.7%	-0.4%	-2.8%	-1.8%	3.0%	-0.3%
Sales in local currency (non-GAAP)	10.3%	3.7%	-19.7%	-2.3%	4.2%	7.1%	2.9%

# of new Preferred Customers-Q1 2020	288	12	3	15	87	409	526
# of new Preferred Customers-Q1 2019	329	17	6	12	144	1,987	2,166
% change	-12.5%	-29.4%	-50.0%	25.0%	-39.6%	-79.4%	-75.7%

# of new distributors-Q1 2020	694	10	13	99	127	495	744
# of new distributors-Q1 2019	573	11	6	239	117	508	881
% change	21.1%	-9.1%	116.7%	-58.6%	8.5%	-2.6%	-15.6%

# of new Master Affiliates-Q1 2020	175	9	10	3	22	99	143
# of new Master Affiliates-Q1 2019	140	1	0	8	19	99	127
% change	25.0%	800.0%	---	-62.5%	15.8%	0.0%	12.6%

# of Product orders-Q1 2020	27,467	994	548	966	3,119	8,532	14,159
# of Product orders-Q1 2019	25,758	975	558	975	3,031	10,663	16,202
% change	6.6%	1.9%	-1.8%	-0.9%	2.9%	-20.0%	-12.6%

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

United States

●

Net sales in the United States increased by 10.3% in Q1 2020 compared to the prior-year quarter. Most measurements of distributor activity increased in Q1 2020 compared to the prior-year quarter. Sales activity, particularly in March, was driven by strong consumer demand for our products in the early stages of the COVID-19 pandemic, as shown by a 6.6% increase in product orders in Q1 2020.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 14.5% and 11.1% of net sales in the United States, respectively, in Q1 2020. Reliv NOW and LunaRich X represented 15.1% and 12.8%, respectively, of net sales in the United States in the prior-year quarter.

●

Sales of our RLV line of hemp-extract products, introduced in June 2019, represented 6.6% of net sales in the United States in Q1 2020. Initially, the RLV line included three liquid tinctures and one balm, and a new sleep-aid tincture with melatonin was introduced in Q1 2020. All of the RLV products are derived from organically-grown, non-GMO hemp. The RLV line represented 4.9% of net sales in United States in 2019.

●

New distributor enrollments and new Master Affiliate qualifications increased by 21.1% and 25.0%, respectively, in Q1 2020 compared to the prior-year quarter. Once again, this growth was driven by consumer demand and recruiting activities.

●

Distributor retention remained steady at 80.3% for the twelve-month period ended March 31, 2020 as compared to all of 2019. Distributor retention is determined by the percentage of active distributors from 2019 that renewed their distributorships in 2020.

●

Our average order size in Q1 2020 increased by 3.7% to $398 at suggested retail value compared to the prior-year quarter. In addition, the number of product orders increased by 6.6% in Q1 2020 compared to the prior year quarter.

International Operations

●

The average foreign exchange rate for the U.S. dollar for Q1 2020 was stronger against all of the currencies in which we conduct business except for the Philippine peso. Activity in certain markets has been severely impacted by more restrictive COVID-19 guidelines. In particular, activity in Mexico and the Philippines were impacted more severely and earlier than in other markets.

●

Australia/New Zealand net sales in Q1 2020 increased by 3.7% in local currency compared to the prior-year quarter as the result of a 1.9% increase in product orders and an increase in new Master Affiliate qualifications.

●	Net sales in Canada decreased in Q1 2020 by 19.7% in local currency as the result of a decrease in most forms of distributor activity.
●

Net sales in Mexico decreased by 2.3% in local currency in Q1 2020 compared to the prior-year quarter. Distributor activity generally decreased during the quarter as new distributor enrollments and new Master Affiliate qualifications decreased by 58.6% and 62.5%, respectively, in Q1 2020 compared to the prior-year quarter. Product order count decreased by 0.9% in Q1 2020 as well.

●

Net sales in Europe increased by 4.2% in local currency in Q1 2020 compared to the prior-year quarter. Similar to the United States, consumer demand was up, particularly in March, with product orders up 2.9%.

●

Sales in Asia increased by 7.1% in local currency in Q1 2020 compared to the prior-year quarter. Activity in the region is driven primarily by the Philippines, our largest market in the region. However, the COVID-19 guidelines implemented in the Philippines are extremely restrictive and have severely impaired our sales and activity in the market since mid-March.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three-month periods ended March 31, 2020 and 2019. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Income statement data
(amounts in thousands)	Q1 2020		Q1 2019
	Amount	% of net sales	Amount	% of net sales

Net sales	$10,283	100.0%	$9,490	100.0%

Costs and expenses:
Cost of goods sold	2,655	25.8	2,434	25.6
Distributor royalties and commissions	3,328	32.4	3,118	32.9
Selling, general and adminstrative	3,778	36.7	3,739	39.4

Income from operations	522	5.1	199	2.1
Interest income	39	0.4	49	0.6
Interest expense	(6)	(0.1)	(5)	(0.1)
Other expense	(71)	(0.7)	(6)	(0.1)
Gain on sale of fixed assets	-	-	435	4.6

Income before income taxes	484	4.7	672	7.1
Provision (benefit) for income taxes	(178)	(1.7)	48	0.5

Net income	$662	6.4%	$624	6.6%

Earnings per common share-Basic & Diluted	$0.38		$0.36

Cost of Goods Sold:

●

The cost of goods sold as a percentage of net sales in Q1 2020 increased by 0.2% compared to the prior-year period. The cost of goods sold as a percentage of net sales in Q1 2020 was negatively impacted by promotions in the United States that reduced our freight income and increases in shipping rates by our primary outbound shipping vendor.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q1 2020 decreased by 0.5% of net sales when compared to the prior-year period. This decrease is due to price increases in the United States and other markets in the latter half of 2019 in which distributor commissions were not increased.

Selling, General and Administrative Expenses:

●	Selling, general and administrative (“SGA”) expenses increased by $38,000 in Q1 2020 compared to the prior-year period.
●	SGA salaries, other staffing expenses, benefits, and incentive compensation increased in the aggregate by $28,000 in Q1 2020, compared to the prior-year period.
●	Sales and marketing expenses, excluding compensation, decreased in the aggregate by $2,000 in Q1 2020 compared to the prior-year period. Components of the decrease include:
o	$26,000 decrease in promotions expense, distributor conferences and meeting expenses.
o	$14,000 decrease in other sales and marketing expenses, including travel and video production expenses.
o	Offsetting these decreases is a $38,000 increase in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
●	Other general and administrative expenses increased by $13,000 in Q1 2020 versus the prior-year period.

Other Income/Expense:

●	The other expense in Q1 2020 is primarily the result of foreign currency exchange losses on intercompany debt denominated in U.S. dollars in certain of our subsidiaries.
●	Q1 2019 includes $435,000 in income on the sale of our manufacturing equipment as part of the asset sale with Nutracom.

Income Taxes:

●

We reported an income tax benefit of $178,000 for Q1 2020. The Coronavirus Aid, Relief, and Economic Security (CARES) Act allowed us to carry our net operating loss that arose in 2018 back five years, generating an income tax benefit of $225,000. The remaining expense is related to income taxes on our earnings in our Philippine entity and minimum U.S. state income tax expense.

●	See Note 6 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●

We reported net income of $662,000 in Q1 2020 compared to net income of $624,000 in the prior-year quarter as the result of improved sales and gross margin in the quarter, coupled with the income tax benefit recognized under the CARES Act.

Financial Condition, Liquidity and Capital Resources

During the first three months of 2020, operating activities provided $1.26 million of net cash and $23,000 of net cash was provided by investing activities. This compares to $127,000 of net cash used in operating activities, $11,000 provided by investing activities, and $500,000 provided by financing activities in the same period of 2019. Cash and cash equivalents increased by $1.20 million to $2.83 million as of March 31, 2020 compared to December 31, 2019.

Significant changes in working capital items consisted of an increase in inventory of $190,000, an increase in refundable income taxes of $223,000, an increase in prepaid expenses/other current assets of $365,000, and an increase in accounts payable and accrued expenses of $1.21 million in the first three months of 2020. The increase in inventory is needed to manage the inventory levels in light of the growth in first quarter 2020 net sales, the increase in refundable income taxes is due to the net operating loss carryback that will generate an estimated refund of $225,000, and the increase in prepaid expenses/other current assets primarily represents the annual premium payments made in the first quarter of 2020 on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is related to higher vendor balances on inventory purchases, financing related to the business insurance renewals, and higher accrued commissions and sales taxes payable as the result of the increase in sales in March 2020 relative to December 2019.

Investing activities during the first three months of 2020 consisted of an investment of $9,000 for capital expenditures, offset by payments received on notes receivable with related parties of $32,000. There were no financing activities during the first three months of 2020.

Stockholders’ equity increased to $11.72 million at March 31, 2020 compared to $11.10 million at December 31, 2019. The increase is due to our net income during the first three months of 2020 of $662,000. Our working capital balance was $2.73 million at March 31, 2020 compared to $1.88 million at December 31, 2019. The current ratio at March 31, 2020 was 1.53 compared to 1.47 at December 31, 2019.

Effective with a renewal agreement as of April 28, 2020, our revolving line of credit with our primary lender was extended for six months with a new maturity date of October 28, 2020 and the borrowing limit continued at $750,000. As renewed, the revolver’s interest rate continued to be based on the 30-day LIBOR plus 3.00%. As of March 31, 2020, we have borrowed $500,000 under our revolving line of credit. Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

On May 4, 2020, we executed a promissory note (“SBA Note”) dated April 20, 2020 in the amount of $862,000 with our primary lender under the recently enacted CARES Act Payroll Protection Program (“PPP”). In accordance with the PPP, we will use the loan proceeds of $862,000 primarily for payroll costs. The PPP SBA Note is scheduled to mature April 20, 2022 and has an interest rate of 1.0%. The PPP SBA Note is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of March 31, 2020, we had $2.83 million in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern.

In the event that we do not generate sufficient liquidity from operations and should we be unable to obtain sufficient additional capital or borrowings, we may have to engage in any or all of the following activities: (i) seek to monetize our headquarters building via traditional bank lending or a sale and leaseback-type transaction; (ii) monetizing the note receivable from a distributor; (iii) modify our distributor promotions, incentives, and other activities; (iv) cease operations in certain geographic regions, and (v) reduce employee compensation and benefits.

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

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2020. Our critical accounting policies remain unchanged as of March 31, 2020.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2020, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit
Number	Document

10.1

Change in Terms Agreement (revolving credit facility) dated April 28, 2020 among Reliv International, Inc., Reliv, Inc., Reliv World Corporation, and SL Technology, Inc., as Borrowers and Enterprise Bank & Trust (filed herewith).

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

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date: May 15, 2020

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: May 15, 2020