Form 10-Q
period 2020-06-30
RELIV INTERNATIONAL INC
filed 2020-08-14
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number

000-19932

RELIV’ INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	371172197 (I.R.S. Employer Identification Number)

136 Chesterfield Industrial Boulevard, Chesterfield, Missouri (Address of principal executive offices)	63005 (Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	RELV	NASDAQ Capital Market

The number of shares outstanding of the Registrant’s common stock as of August 7, 2020 was 1,746,449 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item No. 4	Controls and Procedures	28

Part II – Other Information

Item No. 6	Exhibits	28

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2020	2019
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,730,672	$1,630,779
Accounts receivable, less allowances of $5,000 in 2020 and 2019	279,920	107,369
Notes & accounts receivables and deposits - related parties	889,022	1,099,228
Inventories
Finished goods	2,816,982	2,275,306
Raw materials	114,023	305,571
Sales aids and promotional materials	97,026	120,811
Total inventories	3,028,031	2,701,688

Refundable income taxes	249,959	22,406
Prepaid expenses and other current assets	605,782	304,048
Total current assets	7,783,386	5,865,518

Notes and accounts receivables - related parties	2,361,910	2,418,921
Operating lease right-to-use assets	317,099	354,440
Intangible assets, net	1,609,285	1,722,277
Equity investment	505,000	505,000

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	10,147,386	10,145,005
Office & other equipment	1,241,860	1,237,142
Computer equipment & software	2,202,627	2,240,063
	14,497,063	14,527,400
Less: Accumulated depreciation	10,215,740	10,086,560
Net property, plant and equipment	4,281,323	4,440,840

Total assets	$16,858,003	$15,306,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2020	2019
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$1,819,772	$1,565,198
Distributors' commissions payable	971,449	891,492
Sales taxes payable	181,184	139,542
Payroll and payroll taxes payable	198,747	212,716
Total accounts payable and accrued expenses	3,171,152	2,808,948

Income taxes payable	50,955	121,177
Deferred revenue	317,630	322,261
Operating lease liabilities	201,980	236,771
Revolving line of credit	500,000	500,000
Current portion of long-term debt	333,649	-
Total current liabilities	4,575,366	3,989,157

Noncurrent liabilities:
Operating lease liabilities	102,260	103,580
Long-term debt, less current portion	528,351	-
Other noncurrent liabilities	140,511	112,616
Total noncurrent liabilities	771,122	216,196

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,746,449 shares outstanding	2,110	2,110
Additional paid-in capital	30,643,771	30,643,771
Accumulated deficit	(12,292,216)	(12,755,495)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(990,727)	(937,320)
Treasury stock	(5,851,423)	(5,851,423)

Total stockholders' equity	11,511,515	11,101,643

Total liabilities and stockholders' equity	$16,858,003	$15,306,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Product sales	$7,371,162	$7,603,041	$16,919,979	$16,414,038
Freight income	446,707	479,881	1,004,802	999,822
Other revenue	198,691	174,091	374,444	332,657

Net sales	8,016,560	8,257,013	18,299,225	17,746,517

Costs and expenses:
Cost of goods sold	2,202,488	2,268,992	4,857,331	4,702,723
Distributor royalties and commissions	2,590,078	2,665,093	5,918,533	5,782,665
Selling, general and administrative	3,501,104	3,688,944	7,278,786	7,428,472

Total costs and expenses	8,293,670	8,623,029	18,054,650	17,913,860

Income (loss) from operations	(277,110)	(366,016)	244,575	(167,343)

Other income (expense):
Interest income	39,048	46,218	78,710	95,480
Interest expense	(7,933)	(10,075)	(14,038)	(15,487)
Other income (expense)	100,938	4,768	30,032	(660)
Gain on sale of fixed assets	-	-	-	434,549

Income (loss) before income taxes	(145,057)	(325,105)	339,279	346,539
Provision (benefit) for income taxes	54,000	63,000	(124,000)	111,000

Net income (loss)	$(199,057)	$(388,105)	$463,279	$235,539

Other comprehensive income (loss):
Foreign currency translation adjustment	(13,796)	(10,458)	(53,407)	11,753

Comprehensive income (loss)	$(212,853)	$(398,563)	$409,872	$247,292

Earnings (loss) per common share - Basic & Diluted	$(0.11)	$(0.22)	$0.27	$0.13
Weighted average shares	1,746,000	1,746,000	1,746,000	1,746,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)
	Six months ended June 30
	2020	2019

Operating activities:
Net income	$463,279	$235,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	288,273	292,842
Stock-based compensation	-	10,612
Non-cash other revenue	-	(172,866)
Non-cash miscellaneous loss	-	24,618
(Gain) loss on sale of property, plant and equipment	-	(434,549)
Foreign currency transaction (gain) loss	21,694	1,149
(Increase) decrease in trade, accounts & notes receivable, and deposits from related parties	30,349	(715,018)
(Increase) decrease in inventories	(380,827)	758,798
(Increase) decrease in refundable income taxes	(227,553)	(3,295)
(Increase) decrease in prepaid expenses and other current assets	(304,407)	(295,925)
(Increase) decrease in other assets	-	(68,807)
Increase (decrease) in income taxes payable	(71,132)	16,148
Increase (decrease) in accounts payable & accrued expenses, deferred revenue, and other noncurrent liabilities	402,018	(293,111)

Net cash provided by (used in) operating activities	221,694	(643,865)

Investing activities:
Purchase of property, plant and equipment	(17,363)	(50,180)
Payments received on notes receivables - related parties	64,337	109,984

Net cash provided by investing activities	46,974	59,804

Financing activities:
Proceeds from line of credit borrowings	-	500,000
Proceeds from long-term borrowings	862,000	-

Net cash provided by financing activities	862,000	500,000

Effect of exchange rate changes on cash and cash equivalents	(30,775)	12,808

Increase (decrease) in cash and cash equivalents	1,099,893	(71,253)

Cash and cash equivalents at beginning of period	1,630,779	1,989,974

Cash and cash equivalents at end of period	$2,730,672	$1,918,721

Supplementary disclosure of cash flow information:
Noncash investing & financing transactions (Note 3):

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2019	2,110,013	$2,110	$30,643,771	$(12,755,495)	$(937,320)	363,564	$(5,851,423)	$11,101,643
Net income	-	-	-	662,336	-	-	-	662,336
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(39,611)	-	-	(39,611)
Total comprehensive income								622,725

Balance at March 31, 2020	2,110,013	2,110	30,643,771	(12,093,159)	(976,931)	363,564	(5,851,423)	11,724,368
Net loss	-	-	-	(199,057)	-	-	-	(199,057)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(13,796)	-	-	(13,796)
Total comprehensive loss								(212,853)

Balance at June 30, 2020	2,110,013	$2,110	$30,643,771	$(12,292,216)	$(990,727)	363,564	$(5,851,423)	$11,511,515

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2018	2,110,013	$2,110	$30,622,547	$(12,311,138)	$(982,095)	264,853	$(5,338,560)	$11,992,864
Net income	-	-	-	623,644	-	-	-	623,644
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	22,211	-	-	22,211
Total comprehensive income								645,855
Treasury stock acquired (Note 2)	-	-	-	-	-	99,200	(540,144)	(540,144)
Other	-	-	-	-	-	(489)	27,281	27,281
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at March 31, 2019	2,110,013	2,110	30,627,853	(11,687,494)	(959,884)	363,564	(5,851,423)	12,131,162
Net loss	-	-	-	(388,105)	-	-	-	(388,105)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(10,458)	-	-	(10,458)
Total comprehensive loss								(398,563)
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at June 30, 2019	2,110,013	$2,110	$30,633,159	$(12,075,599)	$(970,342)	363,564	$(5,851,423)	$11,737,905

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2020

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

Going Concern

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of June 30, 2020, we had $2,730,672 in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern.

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
●

Nutracom issued to us a non-voting Class B 15% equity membership interest in Nutracom, LLC. The Class B interest does not share in any profits or losses from operations of Nutracom. As defined within the Nutracom Operating Agreement, upon any merger, consolidation, disposition, or liquidation of Nutracom, the Class B equity membership interest converts to a Class A equity membership interest. (In June 2020, Nutracom increased its total equity membership interests; reducing our Nutracom equity membership interest from 15% to 5%).

●	Commencing January 1, 2020, our Class B interest is entitled to receive a percentage, (ranging from 1.0% to 1.25%) of Nutracom’s annual revenues (excluding Nutracom’s revenues from sales to us).

Our non-voting Class B equity membership interest in Nutracom was valued by the aforementioned third-party expert at $505,000. As our non-voting membership interest does not participate in the management of Nutracom, nor do we share in any Nutracom operating profits or losses, we are accounting for our Nutracom equity investment under the cost method.

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

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3. Related Parties

The following summarizes our related party activities with Nutracom and a significant distributor of the Company.

	June 30	December 31
Assets and liabilities - related parties	2020	2019

Notes & accounts receivables and deposits - current
Deposits with Nutracom for inventory	$657,087	$941,154
Note receivable - distributor	134,597	130,629
Note receivable - Nutracom unsecured DTD 6/1/2019	40,107	-
Note receivable - Nutracom unsecured DTD 10/1/2019	25,015	-
Other miscellaneous receivables	32,216	27,445
	$889,022	$1,099,228

Notes & accounts receivables - non-current
Note receivable - distributor	$1,083,138	$1,151,443
Note receivable - Nutracom unsecured DTD 6/1/2019	420,476	460,583
Note receivable - Nutracom unsecured DTD 10/1/2019	686,148	711,163
Unbilled receivables: Straight line rent revenue greater than rental billings	172,148	95,732
	$2,361,910	$2,418,921

Equity investment in Nutracom	$505,000	$505,000

Liability captions with Nutracom balances included therein
Trade accounts payable and other accrued expenses	$278,385	$430,907

The following table presents scheduled principal payments to be received on the distributor and Nutracom promissory notes receivable:

Remainder of 2020	$66,292
2021	271,037
2022	288,294
2023	306,655
2024	326,190
Thereafter	1,131,013
$2,389,481

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3. Related Parties (continued)

	Six months ended June 30
Revenue and expense - related parties	2020	2019

Other revenue	$374,444	$332,657

Selling, general and administrative expense:
Fullfillment & professional fees	316,910	305,910

Interest income on promissory notes	76,210	92,668
Royalty income (other income/expense)	30,504	-
Gain on sale of fixed assets	-	434,549

Finished goods inventory purchased from Nutracom	$3,768,800	$2,763,000

At June 30, 2020, we had $1.27 million in commitments (net of deposits) to purchase finished goods inventory from Nutracom.

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

June 30, 2020
Revolving line of credit	$500,000	$500,000	-	$500,000	-
PPP SBA note	862,000	862,000	$862,000	-	-
Note receivable - distributor	1,217,735	1,348,000	-	1,348,000	-
Notes receivable - Nutracom	1,171,746	1,231,000	-	-	$1,231,000

December 31, 2019
Revolving line of credit	$500,000	$500,000	-	$500,000	-
Note receivable - distributor	1,282,072	1,400,000	-	1,400,000	-
Notes receivable - Nutracom	1,171,746	1,169,000	-	-	$1,169,000

Revolving line of credit: The fair value of our revolver loan approximates carrying value as this loan was amended within the past year and has a variable market-based interest rate that resets every thirty days. (Fair value is only disclosed).

PPP SBA note: The fair value of our PPP SBA note approximates carrying value as the lending terms of this promissory note payable continue to be offered by the SBA under the CARES Act as of this financial report date. (Fair value is only disclosed).

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

5. Debt

	June	December 31
	2020	2019

Revolving line of credit	$500,000	$500,000
PPP SBA note	862,000	-
	1,362,000	500,000
Less current portion	833,649	500,000
Total long-term debt	$528,351	$-

Revolving Line of Credit

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

On April 28, 2020, our revolving line of credit agreement was extended six months to October 28, 2020 under the same terms and conditions as the expiring agreement. At June 30, 2020, outstanding borrowings under the revolving line of credit were $500,000 at an interest rate of 3.18%.

Borrowings under the lending agreement continue to be secured by all of our tangible and intangible assets and by a mortgage on the real estate of our headquarters facility. At June 30, 2020, we were in compliance with our loan covenant requirements.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

5. Debt (continued)

PPP SBA Note

On May 4, 2020, we executed a promissory note (“SBA Note”) dated April 20, 2020 in the amount of $862,000 with our primary lender under the March 2020 U.S enacted Coronavirus Aid, Relief, and Economic Security (CARES) Act Payroll Protection Program (“PPP”). In accordance with the PPP, we used the loan proceeds of $862,000 primarily for payroll costs. The PPP SBA Note is scheduled to mature April 20, 2022 and has an interest rate of 1.0%. The PPP SBA Note is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act which include:

●	A deferral of principal repayment and interest for six months from loan origination, and
●	The opportunity to apply for possible loan forgiveness for some or all of the loan amount.

Our PPP SBA loan forgiveness accounting policy is to recognize, if applicable, any loan forgiveness amounts only when we have applied for loan forgiveness, forgiveness realization is probable, and the forgiveness amount is reasonably determinable. At June 30, 2020 we have not applied for PPP SBA loan forgiveness.

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

Under the March 2020 U.S. CARES Act, U.S. Net Operating Losses (NOLs) arising in our calendar tax years 2018, 2019, and 2020 may be carried back to each of the five tax years preceding the tax year of such loss. Based on this new legislation, in the first quarter ended March 31, 2020, we have recorded a $225,000 income tax benefit for NOL carryback. In July 2020, we have received our requested NOL carryback refund from the Internal Revenue Service.

The effective income tax rate was (36.5)% and 32.0% for the year to date periods ended June 30, 2020 and 2019, respectively. In addition to the CARES Act tax benefit previously described, for each year to date period, the income tax provision amounts include estimated income taxes for one of the Company’s foreign subsidiaries and certain U.S. states.

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

Other revenue is defined in Note 8 – Lease Revenue.

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our product returns policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commissions received relating to the original purchase of the returned products. For the year to date periods ending June 30, 2020 and 2019, total returns as a percent of net sales were 0.05% and 0.07%, respectively.

Reliv’ International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

7. Revenue Recognition (continued)

We classify our net sales into three categories of sales products, plus freight income, and other revenue:

	Three months ended		Six months ended
	June 30		June 30
	2020	2019	2020	2019
Net sales by product category
Nutritional and dietary supplements	$6,814,003	$7,144,604	$15,657,153	$15,641,954
Other supplements	266,013	140,293	683,242	140,293
Sales aids, membership fees, and other	291,146	318,144	579,584	631,791
Freight income	446,707	479,881	1,004,802	999,822
Other revenue	198,691	174,091	374,444	332,657
Total net sales	$8,016,560	$8,257,013	$18,299,225	$17,746,517

We operate in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended		Six months ended
	June 30		June 30
	2020	2019	2020	2019
Net sales by geographic region
United States	$6,087,586	$5,904,605	$13,930,021	$13,016,378
Australia/New Zealand	118,749	132,330	288,871	309,377
Canada	125,996	140,029	284,657	339,428
Mexico	124,554	152,569	253,175	288,595
Europe (1)	602,533	756,264	1,564,625	1,694,933
Asia (2)	957,142	1,171,216	1,977,876	2,097,806
Total net sales	$8,016,560	$8,257,013	$18,299,225	$17,746,517

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines and Malaysia.

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

Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities; totaling approximately $201,600 and $159,800 for the six month periods ending June 30, 2020 and 2019, respectively. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

The following table details lessor’s estimated remaining straight-line rent revenue over the seven-year lease term as compared with fixed rent amounts under the lease agreement.

	Estimated
	Straight-line	Lease Agreement
	Rent Revenue	Fixed Rent

Remainder of 2020	$172,866	$96,450
2021	345,732	385,800
2022	345,732	385,800
2023	345,732	385,800
2024	345,732	409,913
Thereafter	345,733	409,912
Total	$1,901,527	$2,073,675

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

Overview

We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. In 2019, we introduced a line of hemp-extract products under the RLV brand name. We sell our products through an international direct selling system utilizing independent distributors. Sales in the United States represented approximately 76.1% of worldwide net sales for the six months ended June 30, 2020 compared to approximately 73.4% for the six months ended June 30, 2019. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, and in New Zealand from our Australia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of June 30, 2020, consisted of approximately 13,020 registered customers and 25,490 active distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 2.9% in the three months ended June 30, 2020 compared to the same period in 2019. During the second quarter of 2020 (“Q2 2020”), sales in the United States increased by 3.1%, and international sales decreased by 18.0% over the prior-year period. International sales, when reported in U.S. dollars, were negatively impacted by a stronger U.S. dollar versus most of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 16.5%.

          The following table summarizes net sales by geographic market for the three months ended June 30, 2020 and 2019.

	Three months ended June 30,
	2020		2019		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$6,088	75.9%	$5,905	71.5%	$183	3.1%
Australia/New Zealand	119	1.5	132	1.6	(13)	(9.8)
Canada	126	1.6	140	1.7	(14)	(10.0)
Mexico	125	1.6	153	1.8	(28)	(18.3)
Europe	602	7.5	756	9.2	(154)	(20.4)
Asia	957	11.9	1,171	14.2	(214)	(18.3)
Consolidated total	$8,017	100.0%	$8,257	100.0%	$(240)	(2.9)%

The following table summarizes net sales by geographic market for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,
	2020		2019		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$13,930	76.1%	$13,016	73.4%	$914	7.0%
Australia/New Zealand	289	1.6	309	1.7	(20)	(6.5)
Canada	285	1.6	340	1.9	(55)	(16.2)
Mexico	253	1.4	289	1.6	(36)	(12.5)
Europe	1,564	8.5	1,695	9.6	(131)	(7.7)
Asia	1,978	10.8	2,098	11.8	(120)	(5.7)
Consolidated total	$18,299	100.0%	$17,747	100.0%	$552	3.1%

The following tables set forth, as of June 30, 2020 and 2019, the number of our Retail Customers/ Preferred Customers/Active Distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active retail or preferred customer as one that has placed a product order in the prior twelve months, and we define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. We believe the actual number of customers is much higher as many distributors (approximately 74% in the U.S.) join Reliv to purchase our products at a discount and do not participate in the business opportunity. The following tables also do not include those customers that buy product directly from distributors rather than from us. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.

Retail and Preferred Customers/Active Distributors/Master Affiliates and Above by Market

	As of 6/30/2020
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	3,650	1,740	17,370	22,760	1,950
Australia/New Zealand	50	240	660	950	80
Canada	90	20	450	560	70
Mexico	30	110	1,110	1,250	80
Europe	710	580	1,610	2,900	270
Asia	1,050	4,750	4,290	10,090	700

Consolidated Total	5,580	7,440	25,490	38,510	3,150

	As of 6/30/2019
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	3,730	1,540	17,750	23,020	1,980
Australia/New Zealand	40	230	680	950	70
Canada	90	30	500	620	60
Mexico	10	90	1,100	1,200	100
Europe	810	820	1,710	3,340	300
Asia	2,690	4,810	3,610	11,110	470

Consolidated Total	7,370	7,520	25,350	40,240	2,980

	Change in %
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	-2.1%	13.0%	-2.1%	-1.1%	-1.5%
Australia/New Zealand	25.0%	4.3%	-2.9%	0.0%	14.3%
Canada	0.0%	-33.3%	-10.0%	-9.7%	16.7%
Mexico	200.0%	22.2%	0.9%	4.2%	-20.0%
Europe	-12.3%	-29.3%	-5.8%	-13.2%	-10.0%
Asia	-61.0%	-1.2%	18.8%	-9.2%	48.9%

Consolidated Total	-24.3%	-1.1%	0.6%	-4.3%	5.7%

The following table provides key statistics related to customer and distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 6/30/2020	$6,088	$119	$126	$125	$602	$957	$1,929
Quarter ended 6/30/2019	$5,905	$132	$140	$153	$756	$1,171	$2,352

% change in sales-Q2 2020 vs. Q2 2019:
in USD	3.1%	-9.8%	-10.0%	-18.3%	-20.4%	-18.3%	-18.0%
due to currency fluctuation	-	-5.4%	-3.5%	-16.6%	-3.4%	2.3%	-1.5%
Sales in local currency (non-GAAP)	3.1%	-4.4%	-6.5%	-1.7%	-17.0%	-20.6%	-16.5%

# of new Preferred Customers-Q2 2020	556	58	7	33	90	537	725
# of new Preferred Customers-Q2 2019	314	25	9	26	139	1,056	1,255
% change	77.1%	132.0%	-22.2%	26.9%	-35.3%	-49.1%	-42.2%

# of new distributors-Q2 2020	796	11	15	235	129	551	941
# of new distributors-Q2 2019	747	10	13	167	123	663	976
% change	6.6%	10.0%	15.4%	40.7%	4.9%	-16.9%	-3.6%

# of new Master Affiliates-Q2 2020	132	5	5	8	13	135	166
# of new Master Affiliates-Q2 2019	124	2	2	14	14	118	150
% change	6.5%	150.0%	150.0%	-42.9%	-7.1%	14.4%	10.7%

# of Product orders-Q2 2020	25,716	836	496	1,120	2,556	7,016	12,024
# of Product orders-Q2 2019	24,900	916	558	1,100	2,715	10,512	15,801
% change	3.3%	-8.7%	-11.1%	1.8%	-5.9%	-33.3%	-23.9%

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
YTD ended 6/30/2020	$13,930	$289	$285	$253	$1,564	$1,978	$4,369
YTD ended 6/30/2019	$13,016	$309	$340	$289	$1,695	$2,098	$4,731

% change in sales-YTD 2020 vs. YTD 2019:
in USD	7.0%	-6.5%	-16.2%	-12.5%	-7.7%	-5.7%	-7.6%
due to currency fluctuation	-	-6.8%	-2.0%	-10.6%	-2.5%	2.6%	-0.9%
Sales in local currency (non-GAAP)	7.0%	0.3%	-14.2%	-1.9%	-5.2%	-8.3%	-6.7%

# of new Preferred Customers-YTD 2020	844	70	10	48	177	946	1,251
# of new Preferred Customers-YTD 2019	643	42	15	38	283	3,043	3,421
% change	31.3%	66.7%	-33.3%	26.3%	-37.5%	-68.9%	-63.4%

# of new distributors-YTD 2020	1,494	21	28	334	256	1,046	1,685
# of new distributors-YTD 2019	1,320	21	19	406	240	1,171	1,857
% change	13.2%	0.0%	47.4%	-17.7%	6.7%	-10.7%	-9.3%

# of new Master Affiliates-YTD 2020	306	14	15	11	35	234	309
# of new Master Affiliates-YTD 2019	264	3	2	22	33	217	277
% change	15.9%	366.7%	650.0%	-50.0%	6.1%	7.8%	11.6%

# of Product orders-YTD 2020	53,183	1,830	1,044	2,086	5,675	15,548	26,183
# of Product orders-YTD 2019	50,658	1,891	1,116	2,075	5,746	21,175	32,003
% change	5.0%	-3.2%	-6.5%	0.5%	-1.2%	-26.6%	-18.2%

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

United States

●

Net sales in the United States increased by 3.1% in Q2 2020 compared to the prior-year quarter, and net sales increased by 7.0% in YTD 2020 compared to the prior-year period. All measurements of distributor activity increased in Q2 and YTD 2020 compared to the prior-year periods. Sales activity declined in April 2020 due to COVID-19 related business downturn but gradually improved in successive months as distributor activity and corporate training programs shifted to an online model.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 14.1% and 11.1% of net sales in the United States, respectively, in Q2 2020. Reliv NOW and LunaRich X represented 14.9% and 11.9%, respectively, of net sales in the United States in the prior-year quarter.

●

Sales of our RLV line of hemp-extract products, introduced in June 2019, represented 4.5% of net sales in the United States in Q2 2020. Initially, the RLV line included three liquid tinctures and one balm, and a new sleep-aid tincture with melatonin was introduced in Q1 2020. All of the RLV products are derived from organically-grown, non-GMO hemp. The RLV line represented 4.9% of net sales in United States in 2019.

●	New distributor enrollments and new Master Affiliate qualifications increased by 6.6% and 6.5%, respectively, in Q2 2020 compared to the prior-year quarter.
●

Distributor retention remained steady at 80.9% for the twelve-month period ended June 30, 2020 as compared to all of 2019. Distributor retention is determined by the percentage of active distributors from 2019 that renewed their distributorships in 2020.

●

Our average order size in Q2 2020 decreased by 0.7% to $315 at suggested retail value compared to the prior-year quarter. However, the number of product orders increased by 3.3% in Q2 2020 compared to the prior-year quarter.

International Operations

●

The average foreign exchange rate for the U.S. dollar for Q2 2020 was stronger against all of the currencies in which we conduct business except for the Philippine peso. Activity in certain markets has been severely impacted by more restrictive COVID-19 guidelines. Sales have gradually improved in the foreign markets overall as the restrictions have been eased.

●	Australia/New Zealand net sales in Q2 2020 decreased by 4.4% in local currency compared to the prior-year quarter as the result of an 8.7% decrease in product orders.
●	Net sales in Canada decreased in Q2 2020 by 6.5% in local currency as the result of a decrease in most forms of distributor activity.
●

Net sales in Mexico decreased by 1.7% in local currency in Q2 2020 compared to the prior-year quarter. Distributor activity was mixed during the quarter as new Preferred Customer and distributor enrollments were up, along with a slight increase in product orders. However, average order size and new Master Affiliate qualifications both showed decreases.

●	Net sales in Europe decreased by 17.0% in local currency in Q2 2020 compared to the prior-year quarter, with most distributor activity measurements showing decreases in the current-year quarter.
●

Sales in Asia decreased by 20.6% in local currency in Q2 2020 compared to the prior-year quarter. Activity in the region is driven primarily by the Philippines, our largest market in the region. However, the COVID-19 guidelines implemented in the Philippines were extremely restrictive and has severely impaired our sales and distributor activity in the market since mid-March. Restrictions were gradually lifted, allowing for improved activity in June 2020.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and six-month periods ended June 30, 2020 and 2019. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Statement of Operations data
(amounts in thousands)	Three months ended
	June 30, 2020		June 30, 2019
	Amount	% of net sales	Amount	% of net sales

Net sales	$8,017	100.0%	$8,257	100.0%
Costs and expenses:
Cost of goods sold	2,203	27.5	2,269	27.5
Distributor royalties and commissions	2,590	32.3	2,665	32.3
Selling, general and administrative	3,501	43.7	3,689	44.6

Loss from operations	(277)	(3.5)	(366)	(4.4)
Interest income	39	0.5	46	0.5
Interest expense	(8)	(0.1)	(10)	(0.1)
Other income	101	1.3	5	0.1

Loss before income taxes	(145)	(1.8)	(325)	(3.9)
Provision for income taxes	54	0.7	63	0.8

Net loss	$(199)	(2.5)%	$(388)	(4.7)%

Loss per common share-Basic and Diluted	$(0.11)		$(0.22)

	Six months ended
	June 30, 2020		June 30, 2019
	Amount	% of net sales	Amount	% of net sales

Net sales	$18,299	100.0%	$17,747	100.0%
Costs and expenses:
Cost of goods sold	4,857	26.6	4,703	26.5
Distributor royalties and commissions	5,919	32.3	5,783	32.6
Selling, general and administrative	7,279	39.8	7,428	41.8

Income (loss) from operations	244	1.3	(167)	(0.9)
Interest income	79	0.4	95	0.5
Interest expense	(14)	(0.1)	(15)	(0.1)
Other income (loss)	30	0.2	(1)	-
Gain on sale of fixed assets	-	-	435	2.4

Income before income taxes	339	1.8	347	1.9
Provision (benefit) for income taxes	(124)	(0.7)	111	0.6

Net income	$463	2.5%	$236	1.3%

Earnings per common share-Basic and Diluted	$0.27		$0.13

Cost of Goods Sold:

●

The cost of goods sold as a percentage of net sales in Q2 2020 remained constant at 27.5% compared to the prior-year period. On a six-month YTD basis, the percentage increased by 0.1% in 2020, as the cost of goods sold was negatively impacted by promotions in the United States that reduced our freight income and increases in shipping rates by our primary outbound shipping vendor.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q2 2020 remained at 32.3% when compared to the prior-year period. On a six-month YTD basis, the percentage decreased by 0.3% in 2020. This decrease is due to price increases in the United States and other markets in the latter half of 2019 in which distributor commissions were not increased.

Selling, General and Administrative Expenses:

●	Selling, general and administrative (“SGA”) expenses decreased by $188,000 in Q2 2020 compared to the prior-year period. On a six-month YTD basis, SGA expenses decreased by $150,000.
●	SGA salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $59,000 in YTD 2020, compared to the prior-year period.
●

Sales and marketing expenses, excluding compensation, decreased in the aggregate by $130,000 in YTD 2020 compared to the prior-year period. Sales and marketing expenses decreased overall as travel and in-person distributor events have been halted during the pandemic. Components of the decrease include:

○	$98,000 decrease in distributor conferences and meeting expenses.
○	$39,000 decrease in promotion expenses
○	$9,000 decrease in other sales and marketing expenses, including travel and video production expenses.
○	Offsetting these decreases is a $16,000 increase in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
●	Other general and administrative expenses increased by $40,000 in YTD 2020 versus the prior-year period.

Other Income/Expense:

●

The other income in Q2 2020 is primarily the result of foreign currency exchange gains on intercompany debt denominated in U.S. dollars in certain of our subsidiaries. On a year-to-date basis in 2020, the other income is primarily the result of the royalty income from Nutracom.

●	Q1 2019 includes $435,000 in income on the sale of our manufacturing equipment as part of the asset sale with Nutracom.

Income Taxes:

●

We reported income tax expense of $54,000 for Q2 2020 and an income tax benefit of $124,000 for YTD 2020. The Coronavirus Aid, Relief, and Economic Security (CARES) Act allowed us to carry our net operating loss that arose in 2018 back five years, generating an income tax benefit of $225,000 in Q1 2020. The remaining expense is related to income taxes on our earnings in our Philippine entity and minimum U.S. state income tax expense.

●	See Note 6 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●

We reported a net loss of $199,000 in Q2 2020 compared to a net loss of $388,000 in the prior-year quarter. On a six-month YTD basis, we reported net income of $463,000 compared to $236,000 in the prior-year period. On a YTD basis, profitability is improved as the result of improved sales and lower SGA expenses in the period, coupled with the income tax benefit recognized under the CARES Act.

Financial Condition, Liquidity and Capital Resources

During the first six months of 2020, operating activities provided $222,000 of net cash, $47,000 of net cash provided by investing activities, and $862,000 was provided by financing activities. This compares to $644,000 of net cash used in operating activities, $60,000 provided by investing activities, and $500,000 provided by financing activities in the same period of 2019. Cash and cash equivalents increased by $1.10 million to $2.73 million as of June 30, 2020 compared to December 31, 2019.

Significant changes in working capital items consisted of an increase in inventory of $381,000, an increase in refundable income taxes of $228,000, an increase in prepaid expenses/other current assets of $304,000, and an increase in accounts payable and accrued expenses of $402,000 in the first six months of 2020. The increase in inventory is the result of an increased safety stock as a precaution to potential pandemic-related supply chain delays, the increase in refundable income taxes is due to the net operating loss carryback that will generate an estimated refund of $225,000, and the increase in prepaid expenses/other current assets primarily represents the annual premium payments made in the first quarter of 2020 on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is related to higher vendor balances on inventory purchases, financing related to the business insurance renewals, and higher accrued commissions and sales taxes payable as the result of the increase in sales in June 2020 relative to December 2019.

Investing activities during the first six months of 2020 consisted of an investment of $17,000 for capital expenditures, offset by payments received on notes receivable with related parties of $64,000. Financing activities during the first six months of 2020 consist of a loan of $862,000 with our primary lender under the CARES Act Payroll Protection Program (“PPP”), the details of which are described later in this section.

Stockholders’ equity increased to $11.51 million at June 30, 2020 compared to $11.10 million at December 31, 2019. The increase is due to our net income during the first six months of 2020 of $463,000. Our working capital balance was $3.21 million at June 30, 2020 compared to $1.88 million at December 31, 2019. The current ratio at June 30, 2020 was 1.70 compared to 1.47 at December 31, 2019.

Effective with a renewal agreement as of April 28, 2020, our revolving line of credit with our primary lender was extended for six months with a new maturity date of October 28, 2020 and the borrowing limit continued at $750,000. As renewed, the revolver’s interest rate continued to be based on the 30-day LIBOR plus 3.00%. As of June 30, 2020, we have borrowed $500,000 under our revolving line of credit. Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

On May 4, 2020, we executed a promissory note (“SBA Note”) dated April 20, 2020 in the amount of $862,000 with our primary lender under the PPP. In accordance with the PPP, we will use the loan proceeds of $862,000 primarily for payroll costs. The PPP SBA Note is scheduled to mature April 20, 2022 and has an interest rate of 1.0%. The PPP SBA Note is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of June 30, 2020, we had $2.73 million in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2020. Our critical accounting policies remain unchanged as of June 30, 2020.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2020, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit Number	Document

10.1	Promissory Note between Enterprise Bank and Trust and Reliv International, Inc. dated April 20, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed May 6, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date: August 14, 2020

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: August 14, 2020