Form 10-Q
period 2020-09-30
RELIV INTERNATIONAL INC
filed 2020-11-13
CIK 768710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	RELV	NASDAQ Capital Market

The number of shares outstanding of the Registrant’s common stock as of November 6, 2020 was 1,746,449 (excluding treasury shares).

INDEX

Part I – Financial Information

Item No. 1	Financial Statements (Unaudited)	1
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item No. 4	Controls and Procedures	28

Part II – Other Information

Item No. 6	Exhibits	29

PART I -- FINANCIAL INFORMATION

Item No. 1 - Financial Statements

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2020	2019
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,339,675	$1,630,779
Accounts receivable, less allowances of $5,000 in 2020 and 2019	58,157	107,369
Notes & accounts receivables and deposits - related parties	1,106,221	1,099,228
Inventories
Finished goods	2,515,500	2,275,306
Raw materials	205,740	305,571
Sales aids and promotional materials	107,498	120,811
Total inventories	2,828,738	2,701,688

Refundable income taxes	25,243	22,406
Prepaid expenses and other current assets	465,377	304,048
Total current assets	7,823,411	5,865,518

Notes and accounts receivables - related parties	2,331,844	2,418,921
Operating lease right-to-use assets	285,450	354,440
Intangible assets, net	1,552,788	1,722,277
Equity investment	505,000	505,000

Property, plant and equipment:
Land and land improvements	905,190	905,190
Building	10,153,222	10,145,005
Office & other equipment	1,246,779	1,237,142
Computer equipment & software	2,209,269	2,240,063
	14,514,460	14,527,400
Less: Accumulated depreciation	10,306,452	10,086,560
Net property, plant and equipment	4,208,008	4,440,840

Total assets	$16,706,501	$15,306,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2020	2019
	(unaudited)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:
Trade accounts payable and other accrued expenses	$1,682,660	$1,565,198
Distributors' commissions payable	1,024,724	891,492
Sales taxes payable	130,020	139,542
Payroll and payroll taxes payable	321,453	212,716
Total accounts payable and accrued expenses	3,158,857	2,808,948

Income taxes payable	46,013	121,177
Deferred revenue	309,016	322,261
Operating lease liabilities	182,565	236,771
Revolving line of credit	500,000	500,000
Current portion of long-term debt	477,229	-
Total current liabilities	4,673,680	3,989,157

Noncurrent liabilities:
Operating lease liabilities	87,889	103,580
Long-term debt, less current portion	384,771	-
Other noncurrent liabilities	126,320	112,616
Total noncurrent liabilities	598,980	216,196

Stockholders' equity:
Preferred stock, par value $.001 per share; 500,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, par value $.001 per share; 5,000,000 authorized; 2,110,013 shares issued and 1,746,449 shares outstanding	2,110	2,110
Additional paid-in capital	30,643,771	30,643,771
Accumulated deficit	(12,416,931)	(12,755,495)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(943,686)	(937,320)
Treasury stock	(5,851,423)	(5,851,423)

Total stockholders' equity	11,433,841	11,101,643

Total liabilities and stockholders' equity	$16,706,501	$15,306,996

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)

(unaudited)	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Product sales	$7,935,387	$8,395,941	$24,855,366	$24,809,979
Freight income	489,479	521,192	1,494,281	1,521,014
Other revenue	243,478	231,732	617,922	564,389

Net sales	8,668,344	9,148,865	26,967,569	26,895,382

Costs and expenses:
Cost of goods sold	2,290,223	2,497,993	7,147,554	7,200,716
Distributor royalties and commissions	2,801,005	2,939,187	8,719,538	8,721,852
Selling, general and administrative	3,744,220	3,796,276	11,023,006	11,224,748

Total costs and expenses	8,835,448	9,233,456	26,890,098	27,147,316

Income (loss) from operations	(167,104)	(84,591)	77,471	(251,934)

Other income (expense):
Interest income	45,904	41,548	124,614	137,028
Interest expense	(6,717)	(24,250)	(20,755)	(39,737)
Other income (expense)	56,202	(12,564)	86,234	(13,224)
Gain on sale of fixed assets	-	-	-	434,549

Income (loss) before income taxes	(71,715)	(79,857)	267,564	266,682
Provision (benefit) for income taxes	53,000	86,000	(71,000)	197,000

Net income (loss)	$(124,715)	$(165,857)	$338,564	$69,682

Other comprehensive income (loss):
Foreign currency translation adjustment	47,041	(27,307)	(6,366)	(15,554)

Comprehensive income (loss)	$(77,674)	$(193,164)	$332,198	$54,128

Earnings (loss) per common share - Basic & Diluted	$(0.07)	$(0.09)	$0.19	$0.04
Weighted average shares	1,746,000	1,746,000	1,746,000	1,746,000

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30
	2020	2019

Operating activities:
Net income	$338,564	$69,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	429,274	437,816
Stock-based compensation	-	15,918
Non-cash other revenue	-	(259,299)
Non-cash miscellaneous loss	-	24,618
(Gain) loss on sale of property, plant and equipment	-	(434,549)
Foreign currency transaction (gain) loss	12,548	18,942
(Increase) decrease in trade, accounts & notes receivable, and deposits from related parties	33,249	(812,477)
(Increase) decrease in inventories	(140,366)	1,090,895
(Increase) decrease in refundable income taxes	(2,837)	(2,251)
(Increase) decrease in prepaid expenses and other current assets	(159,437)	(45,501)
(Increase) decrease in other assets	-	(76,128)
Increase (decrease) in income taxes payable	(78,136)	11,323
Increase (decrease) in accounts payable & accrued expenses, deferred revenue, and other noncurrent liabilities	338,665	(12,350)

Net cash provided by operating activities	771,524	26,639

Investing activities:
Purchase of property, plant and equipment	(26,995)	(84,457)
Payments received on notes receivables - related parties	97,235	131,003

Net cash provided by investing activities	70,240	46,546

Financing activities:
Proceeds from line of credit borrowings	-	500,000
Proceeds from long-term borrowings	862,000	-

Net cash provided by financing activities	862,000	500,000

Effect of exchange rate changes on cash and cash equivalents	5,132	(22,380)

Increase (decrease) in cash and cash equivalents	1,708,896	550,805

Cash and cash equivalents at beginning of period	1,630,779	1,989,974

Cash and cash equivalents at end of period	$3,339,675	$2,540,779

Supplementary disclosure of cash flow information:
Noncash investing & financing transactions (Note 3):

See notes to financial statements.

Reliv International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2019	2,110,013	$2,110	$30,643,771	$(12,755,495)	$(937,320)	363,564	$(5,851,423)	$11,101,643
Net income	-	-	-	662,336	-	-	-	662,336
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(39,611)	-	-	(39,611)
Total comprehensive income								622,725

Balance at March 31, 2020	2,110,013	2,110	30,643,771	(12,093,159)	(976,931)	363,564	(5,851,423)	11,724,368
Net loss	-	-	-	(199,057)	-	-	-	(199,057)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(13,796)	-	-	(13,796)
Total comprehensive loss								(212,853)

Balance at June 30, 2020	2,110,013	2,110	30,643,771	(12,292,216)	(990,727)	363,564	(5,851,423)	11,511,515
Net loss	-	-	-	(124,715)	-	-	-	(124,715)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	47,041	-	-	47,041
Total comprehensive loss								(77,674)

Balance at September 30, 2020	2,110,013	$2,110	$30,643,771	$(12,416,931)	$(943,686)	363,564	$(5,851,423)	$11,433,841

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance at December 31, 2018	2,110,013	$2,110	$30,622,547	$(12,311,138)	$(982,095)	264,853	$(5,338,560)	$11,992,864
Net income	-	-	-	623,644	-	-	-	623,644
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	22,211	-	-	22,211
Total comprehensive income								645,855
Treasury stock acquired (Note 2)	-	-	-	-	-	99,200	(540,144)	(540,144)
Other	-	-	-	-	-	(489)	27,281	27,281
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at March 31, 2019	2,110,013	2,110	30,627,853	(11,687,494)	(959,884)	363,564	(5,851,423)	12,131,162
Net loss	-	-	-	(388,105)	-	-	-	(388,105)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(10,458)	-	-	(10,458)
Total comprehensive loss								(398,563)
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at June 30, 2019	2,110,013	2,110	30,633,159	(12,075,599)	(970,342)	363,564	(5,851,423)	11,737,905
Net loss	-	-	-	(165,857)	-	-	-	(165,857)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	(27,307)	-	-	(27,307)
Total comprehensive loss								(193,164)
Stock-based compensation	-	-	5,306	-	-	-	-	5,306
Balance at September 30, 2019	2,110,013	$2,110	$30,638,465	$(12,241,456)	$(997,649)	363,564	$(5,851,423)	$11,550,047

See notes to financial statements.

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2020

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

Going Concern

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of September 30, 2020, we had $3.3 million in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern.

We have taken steps during 2020 which we believe will result in improvement in our financial position, operating results, and cash flows. These steps include:

●	Obtaining a loan under the Payroll Protection Program in April 2020 for $862,000. See Note 5—PPP SBA Note for further details.
●

Obtaining a new term loan on November 5, 2020 for $4.0 million from our primary lender. See Note 5—Term Loan for further details. Proceeds from the term loan agreement were used to pay off our $500,000 outstanding revolving line of credit balance, fund our stock split transactions and loan guarantor payments as described in Note 9, as well as provide funds for general working capital purposes.

Coupled with cash generated from operations, we believe these steps will provide us with sufficient liquidity. However, depending on future operating results, we may have to engage in any or all of the following activities to provide adequate working capital: (i) monetizing the note receivable from a distributor; (ii) modify our distributor promotions, incentives, and other activities; (iii) cease operations in certain geographic regions, and (iv) reduce employee compensation and benefits.

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting Policies (continued)

New Accounting Pronouncements – Not Yet Adopted (continued)

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

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Parties

The following summarizes our related party activities with Nutracom and a significant distributor of the Company.

	September 30	December 31
	2020	2019
Assets and liabilities - related parties

Notes & accounts receivables and deposits - current
Deposits with Nutracom for inventory	$808,515	$941,154
Note receivable - distributor	136,627	130,629
Note receivable - Nutracom unsecured DTD 6/1/2019	60,615	-
Note receivable - Nutracom unsecured DTD 10/1/2019	37,853	-
Other miscellaneous receivables	62,611	27,445
	$1,106,221	$1,099,228

Notes & accounts receivables - non-current
Note receivable - distributor	$1,048,210	$1,151,443
Note receivable - Nutracom unsecured DTD 6/1/2019	399,968	460,583
Note receivable - Nutracom unsecured DTD 10/1/2019	673,310	711,163
Unbilled receivables: Straight line rent revenue greater than rental billings	210,356	95,732
	$2,331,844	$2,418,921

Equity investment in Nutracom	$505,000	$505,000

Liability captions with Nutracom balances included therein
Trade accounts payable and other accrued expenses	$207,786	$430,907

The following table presents scheduled principal payments to be received on the distributor and Nutracom promissory notes receivable:

Remainder of 2020	$33,394
2021	271,037
2022	288,294
2023	306,655
2024	326,190
Thereafter	1,131,013
$2,356,583

Reliv’ International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Parties (continued)

	Nine months ended September 30
	2020	2019
Revenue and expense - related parties

Other revenue	$617,922	$564,389

Selling, general and administrative expense:
Fullfillment & professional fees	466,148	458,826

Interest income on promissory notes	113,584	132,750
Royalty income (other income/expense)	48,682	-
Gain on sale of fixed assets	-	434,549

Finished goods inventory purchased from Nutracom	$5,023,000	$4,042,000

At September 30, 2020, we had $1.0 million in commitments (net of deposits) to purchase finished goods inventory from Nutracom.

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount and fair value of financial instruments were approximately as follows:

	Carrying	Fair
Description	Amount	Value	Level 1	Level 2	Level 3

September 30, 2020
Revolving line of credit	$500,000	$500,000	-	$500,000	-
PPP SBA note	862,000	862,000	$862,000	-	-
Note receivable - distributor	1,184,837	1,317,000	-	1,317,000	-
Notes receivable - Nutracom	1,171,746	1,229,000	-	-	$1,229,000

December 31, 2019
Revolving line of credit	$500,000	$500,000	-	$500,000	-
Note receivable - distributor	1,282,072	1,400,000	-	1,400,000	-
Notes receivable - Nutracom	1,171,746	1,169,000	-	-	$1,169,000

Revolving line of credit: The fair value of our revolver loan approximates carrying value as this loan was amended within the past year and has a variable market-based interest rate that resets every thirty days. (Fair value is only disclosed).

PPP SBA note: The fair value of our PPP SBA note approximates carrying value as the lending terms of this promissory note payable were under the 2020 CARES Act. (Fair value is only disclosed).

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

5. Debt

	September 30	December 31
	2020	2019

Revolving line of credit	$500,000	$500,000
PPP SBA note	862,000	-
	1,362,000	500,000
Less current portion	977,229	500,000
Total long-term debt	$384,771	$-

Term Loan

On November 5, 2020, we entered into a new $4,000,000 term loan agreement with our primary lender. The new term loan is for a period of five years, with a fixed interest rate of 4.25%, and requires monthly payments of principal and interest under a twenty-year amortization, with a balloon payment for the outstanding balance due and payable at the end of the term.

Borrowings under the new term loan agreement are secured by all of our tangible and intangible assets and by a mortgage on the real estate of our headquarters facility. In addition, the term loan is secured by a personal guarantee(s) by three of our significant shareholders (“Guarantors”). In consideration for the personal guarantee(s), we will pay a one-time aggregate payment of $200,000 to be shared among the Guarantors.

Proceeds from the term loan agreement were used to pay off our $500,000 outstanding revolving line of credit balance and to fund our loan guarantor payments. The remaining term loan proceeds are anticipated to fund our stock split transactions as described in Note 9, as well as provide funds for general working capital purposes.

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

Effective with a March 25, 2019 amendment, the revolving line of credit’s maturity date was extended to April 28, 2020 and the interest rate was revised to the 30-day LIBOR plus 3.00%. As amended, the revolver’s maximum borrowing amount remained $750,000.

On April 28, 2020, our revolving line of credit agreement was extended six months to October 28, 2020 under the same terms and conditions as the expiring agreement. At September 30, 2020, outstanding borrowings under the revolving line of credit were $500,000 at an interest rate of 3.16%. On November 5, 2020, the $500,000 balance under the line of credit was paid off from the proceeds of the new term loan.

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

Our PPP SBA loan forgiveness accounting policy is to recognize, if applicable, any loan forgiveness amounts only when we have applied for loan forgiveness, forgiveness realization is probable, and the forgiveness amount is reasonably determinable. At September 30, 2020, we have not applied for PPP SBA loan forgiveness.

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

The effective income tax rate was (26.5)% and 73.9% for the year to date periods ended September 30, 2020 and 2019, respectively. In addition to the CARES Act tax benefit previously described, for each year to date period, the income tax provision amounts include estimated income taxes for one of the Company’s foreign subsidiaries and certain U.S. states. The 2019 income tax provision also includes approximately $25,000 for a 2017 tax year settlement by one of our foreign subsidiaries.

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

During the third quarter of 2019, the U.S. Internal Revenue Service (IRS) commenced an examination of our 2017 U.S. federal income tax return. In October 2020, one of our foreign subsidiaries received notification from its local agency of the agency’s intent to commence an examination of its 2019 local country income tax return.

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

Notes to Consolidated Financial Statements

(Unaudited)

7. Revenue Recognition (continued)

Other revenue is defined in Note 8 – Lease Revenue.

Actual and estimated sales returns are classified as a reduction of net sales. We estimate and accrue a reserve for product returns based on our return policy and historical experience. Our product returns policy allows for distributors to return product only upon termination of his or her distributorship. Allowable returns are limited to saleable product which was purchased within twelve months of the termination for a refund of 100% of the original purchase price less any distributor royalties and commissions received relating to the original purchase of the returned products. For the year to date periods ending September 30, 2020 and 2019, total returns as a percent of net sales were 0.07% and 0.10%, respectively.

We classify our net sales into three categories of sales products, plus freight income, and other revenue:

	Three months ended		Nine months ended
	September 30		September 30
	2020	2019	2020	2019
Net sales by product category
Nutritional and dietary supplements	$7,367,492	$7,400,530	$23,024,645	$23,042,485
Other supplements	289,982	671,790	973,224	812,083
Sales aids, membership fees, and other	277,913	323,621	857,497	955,411
Freight income	489,479	521,192	1,494,281	1,521,014
Other revenue	243,478	231,732	617,922	564,389
Total net sales	$8,668,344	$9,148,865	$26,967,569	$26,895,382

We operate in one reportable segment, a network marketing segment consisting of six operating units that sell nutritional and dietary products to a sales force of independent distributors that sell the products directly to customers. These operating units are based on geographic regions, as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2020	2019	2020	2019
Net sales by geographic region
United States	$6,682,473	$6,842,640	$20,612,493	$19,859,018
Australia/New Zealand	148,012	135,123	436,883	444,500
Canada	127,791	139,991	412,448	479,418
Mexico	166,476	155,847	419,651	444,442
Europe (1)	628,810	727,038	2,193,436	2,421,971
Asia (2)	914,782	1,148,226	2,892,658	3,246,033
Total net sales	$8,668,344	$9,148,865	$26,967,569	$26,895,382

(1)	Europe consists of United Kingdom, Ireland, France, Germany, Austria, and the Netherlands.
(2)	Asia consists of Philippines and Malaysia.

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

Also included in other revenue are billings to the tenant for its share of the facility’s common area costs such as real estate taxes, maintenance, and utilities; totaling approximately $358,600 and $305,100 for the nine month periods ending September 30, 2020 and 2019, respectively. These same common area costs plus the tenant’s share of the facilities’ depreciation are recorded as cost of goods sold.

The following table details lessor’s estimated remaining straight-line rent revenue over the seven-year lease term as compared with fixed rent amounts under the lease agreement.

	Estimated
	Straight-line	Lease Agreement
	Rent Revenue	Fixed Rent

Remainder of 2020	$86,433	$48,225
2021	345,732	385,800
2022	345,732	385,800
2023	345,732	385,800
2024	345,732	409,913
Thereafter	345,733	409,912
Total	$1,815,094	$2,025,450

9. Subsequent Events

As described in Note 5, on October 28, 2020, our revolving line of credit agreement with our primary lender was verbally extended to November 5, 2020. On November 5, 2020, we entered into a new term loan agreement with our primary lender.

In October 2020 and November 2020, in a series of filings with the U.S. Securities and Exchange Commission (SEC), we announced our intention to effect a reverse stock split of our common stock and a forward stock split of our common stock (collectively “Stock Split”) during the fourth quarter of 2020, as defined and described within the aforementioned SEC filings. The Stock Split is being undertaken as part of our plan to suspend our obligations to file periodic and current reports and other information with the SEC as our Board of Directors has determined that the costs of being a public reporting company outweigh the benefits thereof.

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

Overview

We are a developer and marketer of a proprietary line of nutritional supplements addressing basic nutrition, specific wellness needs, weight management and sports nutrition. In 2019, we introduced a line of hemp-extract products under the RLV brand name. We sell our products through an international direct selling system utilizing independent distributors. Sales in the United States represented approximately 76.5% of worldwide net sales for the nine months ended September 30, 2020 compared to approximately 73.8% for the nine months ended September 30, 2019. Our international operations currently generate sales through distributor networks with facilities in Australia, Canada, Malaysia, Mexico, the Philippines, and the United Kingdom. We also operate in Ireland, France, Germany, Austria and the Netherlands from our United Kingdom distribution center, and in New Zealand from our Australia office.

We derive our revenues principally through product sales made by our global independent distributor base, which, as of September 30, 2020, consisted of approximately 13,200 registered customers and 24,850 active distributors. Our sales can be affected by several factors, including our ability to attract new distributors and retain our existing distributor base, our ability to properly train and motivate our distributor base and our ability to develop new products and successfully maintain our current product line.

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

Results of Operations

Net Sales. Overall net sales decreased by 5.3% in the three months ended September 30, 2020 compared to the same period in 2019. During the third quarter of 2020 (“Q3 2020”), sales in the United States decreased by 2.4%, and international sales decreased by 13.9% over the prior-year period. International sales, when reported in U.S. dollars, were favorably impacted by a weaker U.S. dollar versus most of the currencies of the markets where we do business. Excluding the impact of currency exchange fluctuation, international sales decreased by 17.0%.

          The following table summarizes net sales by geographic market for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,
	2020		2019		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$6,682	77.1%	$6,843	74.8%	$(161)	(2.4)%
Australia/New Zealand	148	1.7	135	1.5	13	9.6
Canada	128	1.5	140	1.5	(12)	(8.6)
Mexico	166	1.9	156	1.7	10	6.4
Europe	629	7.3	727	7.9	(98)	(13.5)
Asia	915	10.5	1,148	12.6	(233)	(20.3)
Consolidated total	$8,668	100.0%	$9,149	100.0%	$(481)	(5.3)%

The following table summarizes net sales by geographic market for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
	2020		2019		Change from prior year
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
	(dollars in thousands)
United States	$20,613	76.5%	$19,859	73.8%	$754	3.8%
Australia/New Zealand	437	1.6	445	1.6	(8)	(1.8)
Canada	412	1.5	479	1.8	(67)	(14.0)
Mexico	420	1.6	444	1.7	(24)	(5.4)
Europe	2,193	8.1	2,422	9.0	(229)	(9.5)
Asia	2,893	10.7	3,246	12.1	(353)	(10.9)
Consolidated total	$26,968	100.0%	$26,895	100.0%	$73	0.3%

The following tables set forth, as of September 30, 2020 and 2019, the number of our Retail Customers/ Preferred Customers/Active Distributors and Master Affiliates and above. The total number of active distributors includes Master Affiliates and above. We define an active retail or preferred customer as one that has placed a product order in the prior twelve months, and we define an active distributor as one that enrolls as a distributor or renews his or her distributorship during the prior twelve months. We believe the actual number of customers is much higher as many distributors (approximately 74% in the U.S.) join Reliv to purchase our products at a discount and do not participate in the business opportunity. The following tables also do not include those customers that buy product directly from distributors rather than from us. Master Affiliates and above are distributors that have attained the highest level of discount and are eligible for royalties generated by Master Affiliate groups in their downline organization.

Retail and Preferred Customers/Active Distributors/Master Affiliates and Above by Market

	As of 9/30/2020
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	3,680	2,050	17,000	22,730	2,060
Australia/New Zealand	50	280	660	990	80
Canada	90	30	460	580	70
Mexico	30	140	1,190	1,360	90
Europe	730	560	1,540	2,830	260
Asia	850	4,710	4,000	9,560	750

Consolidated Total	5,430	7,770	24,850	38,050	3,310

	As of 9/30/2019
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	3,610	1,540	17,810	22,960	2,070
Australia/New Zealand	50	220	670	940	70
Canada	90	30	500	620	70
Mexico	20	110	1,170	1,300	90
Europe	740	750	1,690	3,180	310
Asia	2,390	5,450	4,060	11,900	530

Consolidated Total	6,900	8,100	25,900	40,900	3,140

	Change in %
	Retail Customers	Preferred Customers	Active Distributors	Total Customers and Distributors	Master Affiliates and Above

United States	1.9%	33.1%	-4.5%	-1.0%	-0.5%
Australia/New Zealand	0.0%	27.3%	-1.5%	5.3%	14.3%
Canada	0.0%	0.0%	-8.0%	-6.5%	0.0%
Mexico	50.0%	27.3%	1.7%	4.6%	0.0%
Europe	-1.4%	-25.3%	-8.9%	-11.0%	-16.1%
Asia	-64.4%	-13.6%	-1.5%	-19.7%	41.5%

Consolidated Total	-21.3%	-4.1%	-4.1%	-7.0%	5.4%

The following table provides key statistics related to customer and distributor activity by market and should be read in conjunction with the following discussion.

Distributor Activity by Market

							International
	United States	AUS/NZ	Canada	Mexico	Europe	Asia	-- Total
Sales in USD (in 000's):
Quarter ended 9/30/2020	$6,682	$148	$128	$166	$629	$915	$1,986
Quarter ended 9/30/2019	$6,843	$135	$140	$156	$727	$1,148	$2,306

% change in sales-Q3 2020 vs. Q3 2019:
in USD	-2.4%	9.6%	-8.6%	6.4%	-13.5%	-20.3%	-13.9%
due to currency fluctuation	-	4.6%	-0.6%	-15.1%	5.1%	4.5%	3.1%
Sales in local currency (non-GAAP)	-2.4%	5.0%	-8.0%	21.5%	-18.6%	-24.8%	-17.0%

# of new Preferred Customers-Q3 2020	584	68	8	45	43	1,011	1,175
# of new Preferred Customers-Q3 2019	286	13	6	20	80	986	1,105
% change	104.2%	423.1%	33.3%	125.0%	-46.3%	2.5%	6.3%

# of new distributors-Q3 2020	716	13	22	233	78	499	845
# of new distributors-Q3 2019	913	16	22	178	121	748	1,085
% change	-21.6%	-18.8%	0.0%	30.9%	-35.5%	-33.3%	-22.1%

# of new Master Affiliates-Q3 2020	151	2	8	9	8	89	116
# of new Master Affiliates-Q3 2019	114	-	4	8	17	86	115
% change	32.5%	N/M	100.0%	12.5%	-52.9%	3.5%	0.9%

# of Product orders-Q3 2020	26,274	951	522	1,353	2,338	8,383	13,547
# of Product orders-Q3 2019	27,034	937	514	1,033	2,484	10,248	15,216
% change	-2.8%	1.5%	1.6%	31.0%	-5.9%	-18.2%	-11.0%

	United States	AUS/NZ	Canada	Mexico	Europe	Asia	International -- Total
Sales in USD (in 000's):
YTD ended 9/30/2020	$20,613	$437	$412	$420	$2,193	$2,893	$6,355
YTD ended 9/30/2019	$19,859	$445	$479	$444	$2,422	$3,246	$7,036

% change in sales-YTD 2020 vs. YTD 2019:
in USD	3.8%	-1.8%	-14.0%	-5.4%	-9.5%	-10.9%	-9.7%
due to currency fluctuation	-	-3.5%	-1.6%	-11.7%	-0.2%	3.3%	0.4%
Sales in local currency (non-GAAP)	3.8%	1.7%	-12.4%	6.3%	-9.3%	-14.2%	-10.1%

# of new Preferred Customers-YTD 2020	1,428	138	18	93	220	1,957	2,426
# of new Preferred Customers-YTD 2019	929	55	21	58	363	4,029	4,526
% change	53.7%	150.9%	-14.3%	60.3%	-39.4%	-51.4%	-46.4%

# of new distributors-YTD 2020	2,214	34	51	567	334	1,547	2,533
# of new distributors-YTD 2019	2,233	37	41	584	361	1,919	2,942
% change	-0.9%	-8.1%	24.4%	-2.9%	-7.5%	-19.4%	-13.9%

# of new Master Affiliates-YTD 2020	457	16	23	20	43	323	425
# of new Master Affiliates-YTD 2019	378	3	6	30	52	303	394
% change	20.9%	433.3%	283.3%	-33.3%	-17.3%	6.6%	7.9%

# of Product orders-YTD 2020	79,457	2,781	1,566	3,439	8,013	23,931	39,730
# of Product orders-YTD 2019	77,692	2,828	1,630	3,108	8,230	31,423	47,219
% change	2.3%	-1.7%	-3.9%	10.6%	-2.6%	-23.8%	-15.9%

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

United States

●

Net sales in the United States decreased by 2.4% in Q3 2020 compared to the prior-year quarter, and net sales increased by 3.8% in YTD 2020 compared to the prior-year period. Measurements of distributor activity were mixed in Q3 2020 compared to the prior-year quarter and improved in all but new distributor enrollments in YTD 2020 compared to the prior-year period. Sales activity declined in Q3 2020 compared to prior-year quarter as Q3 2019 was favorably impacted by the then-recent launch of the RLV line of hemp-extract products and by the announcement of a price increase effective October 1, 2019.

●

Products in the LunaRich line, including Reliv Now® and LunaRich X™, continued to perform well, constituting 14.4% and 10.7% of net sales in the United States, respectively, in Q3 2020. Reliv NOW and LunaRich X represented 14.0% and 10.8%, respectively, of net sales in the United States in the prior-year quarter.

●

Sales of our RLV line of hemp-extract products, introduced in June 2019, represented 4.5% of net sales in the United States in Q3 2020. Initially, the RLV line included three liquid tinctures and one balm, and a new sleep-aid tincture with melatonin was introduced in Q1 2020. All of the RLV products are derived from organically-grown, non-GMO hemp. The RLV line represented 4.9% of net sales in United States in 2019.

●

New distributor enrollments decreased by 21.6% and new Master Affiliate qualifications increased by 32.5% in Q3 2020 compared to the prior-year quarter. New Preferred Customer enrollments increased by 104.2% in Q3 2020 compared to the prior-year quarter, offsetting the new distributor decline.

●

Distributor retention decreased slightly to 79.6% for the twelve-month period ended September 30, 2020 as compared to 80.3% for all of 2019. Distributor retention is determined by the percentage of active distributors from 2019 that renewed their distributorships in 2020.

●

Our average order size in Q3 2020 decreased by 0.1% to $338 at suggested retail value compared to the prior-year quarter. Additionally, the number of product orders decreased by 2.8% in Q3 2020 compared to the prior-year quarter.

International Operations

●

The average foreign exchange rate for the U.S. dollar for Q3 2020 was weaker against most of the currencies in which we conduct business except for the Canadian dollar and Mexican peso. Activity in certain markets continues to be more severely impacted by more restrictive COVID-19 guidelines.

●

Australia/New Zealand net sales in Q3 2020 increased by 5.0% in local currency compared to the prior-year quarter as the result of a 1.5% increase in product orders and a significant increase in Preferred Customer enrollments.

●

Net sales in Canada decreased in Q3 2020 by 8.0% in local currency in spite of a slight increase in the number of product orders. Other activity measurements showed mixed results in Q3 2020 compared to the prior-year quarter.

●	Net sales in Mexico increased by 21.5% in local currency in Q3 2020 compared to the prior-year quarter, with all forms of distributor activity showing improvement.
●

Net sales in Europe decreased by 18.6% in local currency in Q3 2020 compared to the prior-year quarter, with all distributor activity measurements showing decreases in the current-year quarter. The recovery in sales and distributor activity in Europe has been slowed by the impact of COVID-19 in the region.

●

Sales in Asia decreased by 24.8% in local currency in Q3 2020 compared to the prior-year quarter. Activity in the region is driven primarily by the Philippines, our largest market in the region. COVID-19 guidelines in the Philippines continue to be restrictive and impairs our sales and distributor activity in the market.

Costs and Expenses

The following table sets forth selected results of our operations expressed as a percentage of net sales for the three- and nine-month periods ended September 30, 2020 and 2019. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

Statement of Operations data

(amounts in thousands)	Three months ended
	September 30, 2020		September 30, 2019
	Amount	% of net sales	Amount	% of net sales

Net sales	$8,668	100.0%	$9,149	100.0%
Costs and expenses:
Cost of goods sold	2,290	26.4	2,498	27.3
Distributor royalties and commissions	2,801	32.3	2,939	32.1
Selling, general and administrative	3,744	43.2	3,796	41.5

Loss from operations	(167)	(1.9)	(84)	(0.9)
Interest income	46	0.5	41	0.4
Interest expense	(7)	(0.1)	(24)	(0.3)
Other income (expense)	56	0.7	(13)	(0.1)

Loss before income taxes	(72)	(0.8)	(80)	(0.9)
Provision for income taxes	53	0.6	86	0.9

Net loss	$(125)	(1.4%)	$(166)	(1.8%)

Loss per common share-Basic and Diluted	$(0.07)		$(0.09)

	Nine months ended
	September 30, 2020		September 30, 2019
	Amount	% of net sales	Amount	% of net sales

Net sales	$26,968	100.0%	$26,895	100.0%
Costs and expenses:
Cost of goods sold	7,148	26.5	7,200	26.8
Distributor royalties and commissions	8,720	32.3	8,722	32.4
Selling, general and administrative	11,023	40.9	11,225	41.7

Income (loss) from operations	77	0.3	(252)	(0.9)
Interest income	125	0.5	137	0.4
Interest expense	(20)	(0.1)	(40)	(0.1)
Other income (expense)	86	0.3	(13)	-
Gain on sale of fixed assets	-	-	435	1.6

Income before income taxes	268	1.0	267	1.0
Provision (benefit) for income taxes	(71)	(0.3)	197	0.7

Net income	$339	1.3%	$70	0.3%

Earnings per common share-
Basic and Diluted	$0.19		$0.04

Cost of Goods Sold:

●

The cost of goods sold as a percentage of net sales in Q3 2020 decreased to 26.4% compared to the prior-year period. The decrease was the result of reduced inventory variances and improved margins on foreign sales due to a weaker U.S. dollar in Q3 2020 compared to the prior-year quarter. On a nine-month YTD basis, the percentage decreased by 0.3% in 2020, as a result of similar factors as in Q3 2020.

Distributor Royalties and Commissions:

●

Distributor royalties and commissions as a percentage of net sales for Q3 2020 increased by 0.2% to 32.3% when compared to the prior-year period. On a nine-month YTD basis, the percentage decreased by 0.1% in 2020. This decrease on a YTD basis is due to price increases in the United States and other markets in the latter half of 2019 in which distributor commissions were not increased.

Selling, General and Administrative Expenses:

●	Selling, general and administrative (“SGA”) expenses decreased by $52,000 in Q3 2020 compared to the prior-year period. On a nine-month YTD basis, SGA expenses decreased by $202,000.
●	SGA salaries, other staffing expenses, benefits, and incentive compensation decreased in the aggregate by $36,000 in YTD 2020, compared to the prior-year period.
●

Sales and marketing expenses, excluding compensation, decreased in the aggregate by $216,000 in YTD 2020 compared to the prior-year period. Sales and marketing expenses decreased overall as travel and in-person distributor events have been halted during the pandemic. Components of the decrease include:

o	$211,000 decrease in distributor conferences and meeting expenses.
o	$5,000 decrease in promotion expenses
o	$19,000 decrease in other sales and marketing expenses, including travel and video production expenses.
o	Offsetting these decreases is a $20,000 increase in Star Director and other distributor bonuses, credit card fees, and other expenses related to the level of sales.
●

Other general and administrative expenses increased by $51,000 in YTD 2020 versus the prior-year period, with increases in legal, consulting, and director fees partially offset by accounting fees and business insurance expense.

Other Income/Expense:

●	The other income in Q3 2020 and YTD 2020 is the result of the royalty income from Nutracom and pandemic relief payments by the Australian government to our local entity.
●	Q1 2019 includes $435,000 in income on the sale of our manufacturing equipment as part of the asset sale with Nutracom.

Income Taxes:

●

We reported income tax expense of $53,000 for Q3 2020 and an income tax benefit of $71,000 for YTD 2020. The Coronavirus Aid, Relief, and Economic Security (CARES) Act allowed us to carry our net operating loss that arose in 2018 back five years, generating an income tax benefit of $225,000 in Q1 2020. The remaining expense is related to income taxes on our earnings in our Philippine entity and minimum U.S. state income tax expense.

●	See Note 6 of the Condensed Consolidated Financial Statements for additional detail regarding income taxes.

Net Income:

●

We reported a net loss of $125,000 in Q3 2020 compared to a net loss of $166,000 in the prior-year quarter. On a nine-month YTD basis, we reported net income of $339,000 compared to $70,000 in the prior-year period. On a YTD basis, profitability is improved as the result of the slight improvement in sales and lower SGA expenses in the period, coupled with the income tax benefit recognized under the CARES Act.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2020, operating activities provided $772,000 of net cash, $70,000 of net cash provided by investing activities, and $862,000 was provided by financing activities. This compares to $27,000 of net cash provided by operating activities, $47,000 provided by investing activities, and $500,000 provided by financing activities in the same period of 2019. Cash and cash equivalents increased by $1.71 million to $3.34 million as of September 30, 2020 compared to December 31, 2019.

Significant changes in working capital items consisted of an increase in inventory of $140,000, an increase in prepaid expenses/other current assets of $159,000, and an increase in accounts payable and accrued expenses of $339,000 in the first nine months of 2020. The increase in inventory is the result of an increased safety stock as a precaution to potential pandemic-related supply chain delays, and the increase in prepaid expenses/other current assets primarily represents the annual premium payments made in the first quarter of 2020 on most of the corporate business insurance policies. The increase in accounts payable and accrued expenses is related to higher vendor balances on inventory purchases, financing related to the business insurance renewals, and higher accrued commissions payable as the result of the increase in sales in September 2020 relative to December 2019.

Investing activities during the first nine months of 2020 consisted of an investment of $27,000 for capital expenditures, offset by payments received on notes receivable with related parties of $97,000. Financing activities during the first nine months of 2020 consist of a loan of $862,000 with our primary lender under the CARES Act Payroll Protection Program (“PPP”), the details of which are described later in this section.

Stockholders’ equity increased to $11.43 million at September 30, 2020 compared to $11.10 million at December 31, 2019. The increase is due to our net income during the first nine months of 2020 of $339,000. Our working capital balance was $3.15 million at September 30, 2020 compared to $1.88 million at December 31, 2019. The current ratio at September 30, 2020 was 1.67 compared to 1.47 at December 31, 2019.

Effective with a renewal agreement as of April 28, 2020, our revolving line of credit with our primary lender was extended for six months with a new maturity date of October 28, 2020 and the borrowing limit continued at $750,000. Our lender informally extended the maturity until a new term loan closed on November 5, 2020 (see subsequent discussion). As renewed, the revolver’s interest rate continued to be based on the 30-day LIBOR plus 3.00%. As of September 30, 2020, we have borrowed $500,000 under our revolving line of credit. Borrowings under the lending agreement continue to be secured by all our tangible and intangible assets and by a mortgage on the real estate of our corporate headquarters.

On May 4, 2020, we executed a promissory note (“SBA Note”) dated April 20, 2020 in the amount of $862,000 with our primary lender under the PPP. In accordance with the PPP, we have used the loan proceeds of $862,000 primarily for payroll costs. The PPP SBA Note is scheduled to mature April 20, 2022 and has an interest rate of 1.0%. The PPP SBA Note is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

On November 5, 2020, we entered into a new $4.0 million term loan agreement with our primary lender. The new term loan is for a period of five years, with a fixed interest rate of 4.25%, and requires monthly payments of principal and interest under a twenty-year amortization, with a balloon payment for the outstanding balance due and payable at the end of the term.

Borrowings under the new term loan agreement are secured by all of our tangible and intangible assets and by a mortgage on the real estate of our headquarters facility. In addition, the term loan is secured by a personal guarantee(s) by three of our significant shareholders (“Guarantors”). In consideration for the personal guarantee(s), we will pay a one-time aggregate payment of $200,000 to be shared among the Guarantors.

Proceeds from the term loan agreement were used to pay off our $500,000 outstanding revolving line of credit balance and to fund our loan guarantor payments. The remaining term loan proceeds are anticipated to fund our stock split transactions as described in Note 9 of the Condensed Consolidated Financial Statements as well as provide funds for general working capital purposes.

We have incurred operating losses, declining net sales, and negative net cash flows over our most recent five years. Our management estimates that these unfavorable trends are more likely than not to continue for the foreseeable future, and as a result, we will require additional financial support to fund our operations and execute our business plan. As of September 30, 2020, we had $3.3 million in cash and cash equivalents which may not be sufficient to fund our planned operations through one year subsequent to the date of the issuance of these condensed financial statements, and accordingly, there is substantial doubt about our ability to continue as a going concern.

We have taken steps during 2020 which we believe will result in improvement in our financial position, operating results, and cash flows, including the SBA Note and new term loan, as previously described. Coupled with cash generated from operations, we believe these steps will provide us with sufficient liquidity. However, depending on future operating results, we may have to engage in any or all of the following activities to provide adequate working capital: (i) monetizing the note receivable from a distributor; (ii) modify our distributor promotions, incentives, and other activities; (iii) cease operations in certain geographic regions, and (iv) reduce employee compensation and benefits.

These condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event we can no longer continue as a going concern.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2020. Our critical accounting policies remain unchanged as of September 30, 2020.

Item No. 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2020, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item No. 6 – Exhibits

Exhibit Number	Document

10.1

Loan Agreement between Enterprise Bank and Trust and Reliv International, Inc., Reliv World Corporation, Reliv, Inc., SL Technology, Inc., and Chesterfield Partners LLC dated November 5, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Registrant filed November 9, 2020).

10.2

Promissory Note between Enterprise Bank and Trust and Reliv International, Inc., Reliv World Corporation, Reliv, Inc., SL Technology, Inc., and Chesterfield Partners LLC dated November 5, 2020 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Registrant filed November 9, 2020).

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

101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIV’ INTERNATIONAL, INC.

By:	/s/ Ryan A. Montgomery
Ryan A. Montgomery, Chief Executive Officer

Date: November 13, 2020

By:	/s/ Steven D. Albright
Steven D. Albright, Chief Financial Officer (and accounting officer)

Date: November 13, 2020